Form 10-Q
period 2017-03-31
REGENERON PHARMACEUTICALS INC
filed 2017-05-04
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of April 13, 2017:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,456
Common Stock, $.001 par value	104,379,152

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$811,773	$535,203
Marketable securities	495,311	503,481
Accounts receivable - trade, net	1,339,794	1,343,368
Accounts receivable from Sanofi	214,269	92,989
Accounts receivable from Bayer	195,485	175,263
Inventories	466,576	399,356
Prepaid expenses and other current assets	146,055	130,528
Total current assets	3,669,263	3,180,188

Marketable securities	967,695	864,260
Property, plant, and equipment, net	2,277,029	2,083,421
Deferred tax assets	866,291	825,303
Other assets	37,087	20,294
Total assets	$7,817,365	$6,973,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,061,777	$879,096
Capital and facility lease obligations	7,200	129,557
Deferred revenue from Sanofi, current portion	112,161	115,267
Deferred revenue - other, current portion	126,257	116,397
Other current liabilities	876	1,178
Total current liabilities	1,308,271	1,241,495

Deferred revenue from Sanofi	520,191	503,474
Deferred revenue - other	316,227	327,298
Capital and facility lease obligations	700,407	351,569
Other long-term liabilities	106,248	100,385
Total liabilities	2,951,344	2,524,221

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,456 in 2017 and 2016	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 108,117,258 in 2017 and 107,860,567 in 2016	108	108
Additional paid-in capital	3,190,882	3,029,993
Retained earnings	1,997,153	1,748,222
Accumulated other comprehensive loss	(5,884)	(12,840)
Treasury Stock, at cost; 3,763,868 shares in 2017 and 2016	(316,240)	(316,240)
Total stockholders' equity	4,866,021	4,449,245
Total liabilities and stockholders' equity	$7,817,365	$6,973,466

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Statements of Operations
Revenues:
Net product sales	$858,245	$784,182
Sanofi collaboration revenue	210,367	219,694
Bayer collaboration revenue	193,939	179,592
Other revenue	56,440	17,381
	1,318,991	1,200,849

Expenses:
Research and development	507,435	470,112
Selling, general, and administrative	296,846	289,677
Cost of goods sold	61,253	78,942
Cost of collaboration and contract manufacturing	22,915	32,810
	888,449	871,541

Income from operations	430,542	329,308

Other income (expense):
Other income (expense), net	9,248	3,483
Interest expense	(7,501)	(2,640)
	1,747	843

Income before income taxes	432,289	330,151

Income tax expense	(183,358)	(148,766)

Net income	$248,931	$181,385

Net income per share - basic	$2.36	$1.74
Net income per share - diluted	$2.16	$1.59

Weighted average shares outstanding - basic	105,572	104,290
Weighted average shares outstanding - diluted	115,106	114,228

Statements of Comprehensive Income
Net income	$248,931	$181,385
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	6,956	(4,208)
Comprehensive income	$255,887	$177,177

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$248,931	$181,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,115	22,977
Non-cash compensation expense	133,789	142,250
Other non-cash charges and expenses, net	3,956	3,957
Deferred taxes	(40,988)	(79,785)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(137,928)	(397,428)
Increase in inventories	(69,744)	(62,263)
(Increase) decrease in prepaid expenses and other assets	(20,325)	39,260
Increase in deferred revenue	12,400	91,205
Increase in accounts payable, accrued expenses, and other liabilities	187,695	103,431
Total adjustments	106,970	(136,396)
Net cash provided by operating activities	355,901	44,989

Cash flows from investing activities:
Purchases of marketable securities	(208,694)	—
Sales or maturities of marketable securities	119,012	60,409
Capital expenditures	(50,461)	(104,094)
Net cash used in investing activities	(140,143)	(43,685)

Cash flows from financing activities:
Proceeds in connection with capital and facility lease obligations	57,000	—
Payments in connection with capital and facility lease obligations	(12,861)	(598)
Repayments of convertible senior notes	—	(1,739)
Payments in connection with reduction of outstanding warrants	—	(242,117)
Proceeds from issuance of Common Stock	16,673	39,304
Payments in connection with Common Stock tendered for employee tax obligations	—	(1,042)
Net cash provided by (used in) financing activities	60,812	(206,192)

Net increase (decrease) in cash and cash equivalents	276,570	(204,888)

Cash and cash equivalents at beginning of period	535,203	809,102

Cash and cash equivalents at end of period	$811,773	$604,214

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2016 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
In addition, the previously issued Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2016 and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, have each been revised in this Quarterly Report on Form 10-Q. These revisions resulted from the Company's adoption of Accounting Standards Update 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting, as issued by the Financial Accounting Standards Board ("FASB"), during the second quarter of 2016. The Company revised its net income from the amounts originally reported for the quarterly period ended March 31, 2016 to include a $15.6 million income tax benefit, which was originally recorded as additional paid-in capital. This revision resulted in an increase to diluted net income per share of $0.14 from the amount originally reported for the quarterly period ended March 31, 2016. Furthermore, the Company reclassified excess tax benefits in its Condensed Consolidated Statement of Cash Flows for the quarterly period ended March 31, 2016 as an operating activity (such amounts were originally included as a financing activity in the Condensed Consolidated Statement of Cash Flows).
2. Product Sales
EYLEA® net product sales in the United States totaled $854.4 million and $780.9 million for the three months ended March 31, 2017 and 2016, respectively. In addition, ARCALYST® net product sales totaled $3.8 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the three months ended March 31, 2017 and 2016. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended March 31,
	2017	2016
Besse Medical, a subsidiary of AmerisourceBergen Corporation	53%	60%
McKesson Corporation	27%	28%
Curascript SD Specialty Distribution, a subsidiary of Express Scripts	19%	11%

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions and credits/payments for these sales-related deductions during the three months ended March 31, 2017 and 2016.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2016	$12,712	$29,465	$3,674	$45,851
Provision related to current period sales	38,908	41,175	9,520	89,603
Credits/payments	(28,502)	(42,287)	(8,632)	(79,421)
Balance as of March 31, 2017	$23,118	$28,353	$4,562	$56,033

Balance as of December 31, 2015	$6,419	$48,313	$517	$55,249
Provision related to current period sales	18,885	35,788	2,910	57,583
Credits/payments	(17,457)	(50,353)	(2,557)	(70,367)
Balance as of March 31, 2016	$7,847	$33,748	$870	$42,465
3. Collaboration Agreements
a. Sanofi
The collaboration revenue the Company earned from Sanofi is detailed below:

	Three Months Ended March 31,
Sanofi Collaboration Revenue	2017	2016
Antibody:
Reimbursement of Regeneron research and development expenses	$155,245	$193,602
Reimbursement of Regeneron commercialization-related expenses	73,559	68,722
Regeneron's share of losses in connection with commercialization of antibodies	(108,402)	(99,422)
Other	11,286	7,517
Total Antibody	131,688	170,419
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	58,679	29,275
Other	20,000	20,000
Total Immuno-oncology	78,679	49,275
	$210,367	$219,694

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Antibodies
In November 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration is governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). Pursuant to the Antibody Discovery Agreement, Sanofi agreed to fund up to $130.0 million of the Company's research activities in 2017. Sanofi has the right to extend antibody development and preclinical activities relating to selected programs for up to an additional three years after 2017. Sanofi must identify any programs to be extended by June 30, 2017, and the Company and Sanofi must then agree on a plan and budget for the extended activities. During the extended period, the Company will use commercially reasonable efforts to develop such antibodies and conduct preclinical activities through the preparation of an Investigational New Drug application. After 2017, funding from Sanofi under the Antibody Discovery Agreement will cease to continue, except with regard to the programs for which Sanofi has exercised its extension right.
Under the License and Collaboration Agreement, agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron; consequently, the Company recognized as research and development expense $25.0 million and $21.7 million during the three months ended March 31, 2017 and 2016, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to Praluent®, Kevzara® (sarilumab), and Dupixent® (dupilumab).
"Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, Kevzara, and Dupixent. During the same periods that the Company recorded reimbursements from Sanofi related to the Company's commercialization expenses, the Company also recorded its share of losses in connection with the companies preparing to commercialize or commercializing, as applicable, Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue.
In January 2017, Health Canada approved Kevzara for the treatment of adult patients with moderately to severely active rheumatoid arthritis who have an inadequate response to or intolerance to one or more biologic or non-biologic disease modifying anti-rheumatic drugs ("DMARDs"). This is the first approval of Kevzara worldwide. In March 2017, the U.S. Food and Drug Administration ("FDA") approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. Therefore, commencing in the first quarter of 2017, the Company's share of losses in connection with commercialization of antibodies also included the Company's share of revenue in connection with Sanofi's sales of Kevzara and Dupixent, which were not material in the first quarter of 2017.
Immuno-Oncology
In July 2015, the Company and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement ("IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). Pursuant to the IO Discovery Agreement, Sanofi will reimburse the Company for up to $200.0 million in 2017 to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Under the terms of the IO License and Collaboration Agreement, the parties are co-developing the Company's antibody product candidate targeting the receptor known as programmed cell death protein 1, or PD-1 ("REGN2810"). The parties share equally, on an ongoing basis, development expenses for REGN2810.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

b. Bayer
The collaboration revenue the Company earned from Bayer is detailed below:

	Three Months Ended March 31,
Bayer Collaboration Revenue	2017	2016
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$174,876	$145,835
Cost-sharing of Regeneron EYLEA development expenses	2,451	2,743
Other	10,603	26,492
Total EYLEA	187,930	175,070
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept (REGN2176-3) development expenses	1,857	1,896
Other	13	2,626
Total PDGFR-beta antibody	1,870	4,522
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept (REGN910-3) development expenses	2,041	—
Other	2,098	—
Total Ang2 antibody	4,139	—
	$193,939	$179,592
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
PDGFR-beta antibody outside the United States
In 2014, the Company entered into a license and collaboration agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), including REGN2176-3, a combination product candidate comprised of an antibody to PDGFR-beta co-formulated with aflibercept. The agreement provides that the Company would conduct the initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, upon which Bayer would have a right to opt-in to license and collaborate on further development and commercialization outside the United States. Effective in the first quarter of 2017, the Company has discontinued clinical development of REGN2176-3.
Ang2 antibody outside the United States
In March 2016, the Company entered into an agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to angiopoietin-2 (Ang2), including in combination with aflibercept, for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to the Company and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States. The $50.0 million up-front payment was initially recorded as deferred revenue, and is being recognized ratably as revenue over the related performance period.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

c. Mitsubishi Tanabe Pharma
In 2015, the Company and Mitsubishi Tanabe Pharma Corporation ("MTPC") entered into a collaboration agreement providing MTPC with development and commercial rights to fasinumab, the Company's nerve growth factor antibody in late-stage clinical development, in certain Asian countries. In connection with the agreement, MTPC made a $10.0 million non-refundable up-front payment. In the first quarter of 2016, MTPC made additional payments of $45.0 million and $15.0 million to the Company, which were recorded as deferred revenue and are being recognized ratably as revenue over the same performance period as the up-front payment.
d. Teva
In September 2016, the Company and Teva entered into a collaboration agreement (the "Teva Collaboration Agreement") to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to the Company's collaboration agreement with MTPC (as described above). In connection with the Teva Collaboration Agreement, Teva made a $250.0 million non-refundable up-front payment in September 2016. The Company will lead global development activities, and the parties will share development costs equally on an ongoing basis. The $250.0 million up-front payment was initially recorded as deferred revenue, and is being recognized ratably as revenue over the related performance period.
The Company recognized $33.1 million of revenue for the three months ended March 31, 2017 in connection with the Teva Collaboration Agreement.
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

	Three Months Ended March 31,
	2017	2016
Net income - basic	$248,931	$181,385
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	—	56
Net income - diluted	$248,931	$181,441

(Shares in thousands)
Weighted average shares - basic	105,572	104,290
Effect of dilutive securities:
Stock options	9,050	8,147
Restricted stock	484	469
Convertible senior notes	—	44
Warrants	—	1,278
Dilutive potential shares	9,534	9,938
Weighted average shares - diluted	115,106	114,228

Net income per share - basic	$2.36	$1.74
Net income per share - diluted	$2.16	$1.59

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended March 31,
(Shares in thousands)	2017	2016
Stock options	11,535	7,539
Restricted stock	18	19
5. Marketable Securities
Marketable securities as of March 31, 2017 and December 31, 2016 consist of both debt securities of investment grade issuers as well as equity securities.
The following tables summarize the Company's investments in marketable securities:

	Amortized	Unrealized		Fair
As of March 31, 2017	Cost Basis	Gains	Losses	Value
Corporate bonds	$1,208,562	$1,175	$(3,763)	$1,205,974
U.S. government and government agency obligations	126,082	28	(618)	125,492
Municipal bonds	4,638	2	(15)	4,625
Commercial paper	32,620	—	—	32,620
Certificates of deposit	39,645	—	—	39,645
Equity securities	57,251	8,622	(11,223)	54,650
	$1,468,798	$9,827	$(15,619)	$1,463,006

As of December 31, 2016
Corporate bonds	$1,076,964	$630	$(4,743)	$1,072,851
U.S. government and government agency obligations	132,923	58	(641)	132,340
Municipal bonds	7,663	1	(20)	7,644
Commercial paper	63,074	1	—	63,075
Certificates of deposit	42,612	—	—	42,612
Equity securities	57,251	5,551	(13,583)	49,219
	$1,380,487	$6,241	$(18,987)	$1,367,741
The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed as of March 31, 2017 mature at various dates through April 2022. The fair values of debt security investments by contractual maturity consist of the following:

	March 31, 2017	December 31, 2016
Maturities within one year	$495,311	$503,482
Maturities after one year through five years	898,045	815,040
Maturities after five years through ten years	15,000	—
	$1,408,356	$1,318,522

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

	Less than 12 Months		12 Months or Greater		Total
As of March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$740,821	$(3,736)	$17,632	$(27)	$758,453	$(3,763)
U.S. government and government agency obligations	105,566	(618)	—	—	105,566	(618)
Municipal bonds	4,123	(15)	—	—	4,123	(15)
Equity securities	44,023	(11,223)	—	—	44,023	(11,223)
	$894,533	$(15,592)	$17,632	$(27)	$912,165	$(15,619)

As of December 31, 2016
Corporate bonds	$759,222	$(4,685)	$36,407	$(58)	$795,629	$(4,743)
U.S. government and government agency obligations	81,170	(641)	—	—	81,170	(641)
Municipal bonds	7,141	(20)	—	—	7,141	(20)
Equity securities	36,417	(13,583)	—	—	36,417	(13,583)
	$883,950	$(18,929)	$36,407	$(58)	$920,357	$(18,987)
There were no realized losses on sales of marketable securities, and realized gains were not material, for the three months ended March 31, 2017. There were no realized gains and losses on sales of marketable securities for the three months ended March 31, 2016.
Changes in the Company's accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 related to unrealized gains and losses on available-for-sale marketable securities. For the three months ended March 31, 2017, amounts reclassified from accumulated other comprehensive income (loss) into other income (expense), net were related to realized gains on sales of marketable securities; there were no such amounts reclassified during the three months ended March 31, 2016.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Corporate bonds	$1,205,974	—	$1,205,974
U.S. government and government agency obligations	125,492	—	125,492
Municipal bonds	4,625	—	4,625
Commercial paper	32,620	—	32,620
Certificates of deposit	39,645	—	39,645
Equity securities	54,650	$54,650	—
	$1,463,006	$54,650	$1,408,356

As of December 31, 2016
Available-for-sale marketable securities:
Corporate bonds	$1,072,851	—	$1,072,851
U.S. government and government agency obligations	132,340	—	132,340
Municipal bonds	7,644	—	7,644
Commercial paper	63,075	—	63,075
Certificates of deposit	42,612	—	42,612
Equity securities	49,219	$49,219	—
	$1,367,741	$49,219	$1,318,522
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three months ended March 31, 2017 and 2016.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three months ended March 31, 2017 and 2016. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three months ended March 31, 2017 and 2016.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$127,637	$92,287
Work-in-process	173,469	202,301
Finished goods	20,259	13,334
Deferred costs	145,211	91,434
	$466,576	$399,356
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three months ended March 31, 2017 and 2016, cost of goods sold included inventory write-downs and reserves totaling $6.4 million and $4.3 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Accounts payable	$141,801	$134,984
Accrued payroll and related costs	94,088	153,086
Accrued clinical trial expense	92,474	91,753
Accrued sales-related charges, deductions, and royalties	183,561	159,985
Income taxes payable	450,805	235,776
Other accrued expenses and liabilities	99,048	103,512
	$1,061,777	$879,096
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
Warrant Transactions
In November 2015, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder. The reduction in the number of warrants was determined based on the number of warrants with respect to which the warrant holder closed out its hedge position, provided that the warrant

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

holder did not effect any purchases at a price per share exceeding $535.00 per share, during the period starting on November 16, 2015 and ending no later than February 9, 2016. The Company was able to settle, at its option, any payments due under the amendment agreement in cash or by delivering shares of Common Stock. As a result of the warrant holder closing out a portion of its hedge position in the first quarter of 2016, the Company paid a total of $135.2 million to reduce the number of warrants held by such warrant holder by 360,406.
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
b. Credit Facility
In 2015, the Company entered into an agreement with a syndicate of lenders which provides for a $750.0 million senior unsecured five-year revolving credit facility. As of March 31, 2017, the Company had no borrowings outstanding under the credit facility and was in compliance with all credit facility covenants.
10. Leases
The Company leases laboratory and office facilities in Tarrytown, New York (the "Tarrytown Leases"). Prior to December 30, 2016, certain of the premises under the Tarrytown Leases had been accounted for as operating leases, while for certain other buildings the Company leased, the Company was deemed, in substance, to be the owner of the landlord's buildings (collectively, the "Build-to-Suit Buildings") in accordance with the application of FASB authoritative guidance. On December 30, 2016, the Company entered into a Purchase Agreement with BMR-Landmark at Eastview LLC and BMR-Landmark at Eastview IV LLC (collectively, "BMR"), pursuant to which the Company agreed to purchase BMR's Tarrytown, New York facilities (the "Facility") for a purchase price of $720.0 million. The Company occupies a significant portion of the Facility, with the remaining rentable area under leases to third-party tenants. In accordance with the terms of the Purchase Agreement, the Company paid $57.0 million toward the purchase price to BMR in December 2016.
Upon entering into the December 30, 2016 Purchase Agreement with BMR, the premises under the Company's Tarrytown Leases that were historically accounted for as operating leases were deemed to be modified, as the Company now had the option to purchase the Facility under terms that made it reasonably assured to be exercised. Consequently, the leases for such premises were re-classified as a capital lease upon execution of the Purchase Agreement, and a proportionate amount of the $57.0 million payment was recorded as reduction of the initial capital lease liability. The execution of the Purchase Agreement did not impact the balance sheet classification for the Build-to-Suit Buildings; however, a proportionate amount of the $57.0 million payment was recorded as a reduction to the related facility lease obligation.
On March 3, 2017, the Company entered into a Participation Agreement with Banc of America Leasing & Capital LLC ("BAL"), as lessor, and a syndicate of lenders (collectively, the "Participants"). The Participation Agreement provided for lease financing in connection with the acquisition by BAL of the Facility and the Company's lease of the Facility from BAL. On March 3, 2017, the right to take title to the Facility under the Purchase Agreement was assigned by the Company to BAL, and the Participants advanced $720.0 million, which was used by BAL to finance the purchase price for the Facility and to reimburse the Company for the $57.0 million payment made to BMR in December 2016. The $57.0 million reimbursement was recorded by the Company in March 2017 as an increase to capital and facility lease obligations in amounts equal to those initially recorded upon making such payment to BMR in December 2016.
On March 3, 2017, the Company entered into a lease agreement (the "Lease") with BAL, pursuant to which the Company has leased the Facility from BAL for a five-year term. As a result of entering into the lease agreement, certain parts of the Facility became subleased from the Company by existing third-party tenants. The Lease requires the Company to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. The Company is also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month London Interbank Offered Rate ("LIBOR"), plus an applicable margin that varies with the Company’s debt rating and total leverage ratio.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The Participation Agreement and the Lease include an option for the Company to elect to extend the maturity date of the Participation Agreement and the term of the Lease for an additional five-year period, subject to the consent of all the Participants and certain other conditions. The Company also has the option prior to the end of the term of the Lease to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Participants' advances under the Participation Agreement, all accrued and unpaid interest and yield thereon, and all other outstanding amounts under the Participation Agreement, the Lease, and certain related documents or (b) sell the Facility to a third party on behalf of BAL. The advances under the Participation Agreement mature, and all amounts outstanding thereunder will become due and payable in full at the end of the term of the Lease.
As a result of entering into the lease agreement with BAL, the premises that were classified as a capital lease as of December 31, 2016 were reassessed. As described above, the Company has the option to purchase the Facility, and as a result, the Company is deemed to have continuing involvement in such premises. Accordingly, these premises continue to be classified as a capital lease, with the related property, plant, and equipment and capital lease liability remaining on the Company's Condensed Consolidated Balance Sheet. In addition, as described above, upon entering into the lease agreement, the Company began to lease space occupied by third-party tenants. The lease of such premises is also classified as a capital lease. The execution of the March 2017 lease agreement did not impact the balance sheet classification for the Build-to-Suit Buildings. In the aggregate, the Company recorded $720.0 million of capital and facility lease obligations upon execution of the lease agreement for the Facility.
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in the Company's credit facility (see Note 9). The Company was in compliance with all covenants of the Participation Agreement and the Lease as of March 31, 2017.
11. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $183.4 million and $148.8 million for the three months ended March 31, 2017 and 2016, respectively. The Company's effective tax rate was 42.4% and 45.1% for the three months ended March 31, 2017 and 2016, respectively. The Company's effective tax rate for the three months ended March 31, 2017 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee, partly offset by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for research activities.
The Company's effective tax rate for the three months ended March 31, 2016 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee, partly offset by the tax benefit associated with stock-based compensation (see Note 1), the domestic manufacturing deduction, and the federal tax credit for increased research activities.
The Company also recorded an income tax benefit in its Statement of Comprehensive Income of $2.0 million for the three months ended March 31, 2016 in connection with unrealized gains (losses) on available-for-sale marketable securities. There was no such income tax benefit or provision recorded for the three months ended March 31, 2017.
12. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable and accrued expenses as of March 31, 2017 and December 31, 2016 were $32.3 million and $28.2 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses as of March 31, 2016 and December 31, 2015 were $84.1 million and $56.2 million, respectively, of accrued capital expenditures.
The Company recognized an additional capital lease obligation of $201.2 million in connection with the Company's lease of additional premises at its Tarrytown, New York facility during the three months ended March 31, 2017 (see Note 10). No such amount was recognized during the three months ended March 31, 2016.

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
In the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware from March 8 to March 16, 2016. During the course of the trial, the court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the court issued a final opinion and judgment, denying the Company and the Sanofi defendants' motions for new trial and judgment as a matter of law. The court also denied as moot Amgen's motion to strike the Company and the Sanofi defendants' request to obtain a judgment as a matter of law, which allows the U.S. Court of Appeals for the Federal Circuit to address the Company and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, the Company and the Sanofi defendants filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On January 18, 2017, the U.S. Court of Appeals for the Federal Circuit ordered an expedited briefing schedule of the appeal on the merits. On January 31, 2017, Amgen filed a motion with the United States District Court for the District of Delaware to amend the court's final judgment to include an award of supplemental damages (including interest) and enhancement of such damages following the resolution of the appeal. The briefing relating to the appeal to the U.S. Court of Appeals for the Federal Circuit was completed on March 31, 2017, and oral argument on the appeal is currently scheduled for June 6, 2017.
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
On September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against Regeneron, Sanofi-Aventis Groupe S.A., and Sanofi Winthrop Industrie. Amgen is seeking the prohibition of allegedly infringing activities with a €10,000 penalty per drug unit of Praluent produced in violation of the court order sought by Amgen; an appointment of an expert for the assessment of damages; disclosure of technical (including supply-chain) and accounting information to the expert and the court; provisional damages of €10.0 million (which would be awarded on an interim basis pending final determination); reimbursement of costs; publication of the ruling in three newspapers; and provisional enforcement of the decision to be issued, which would ensure enforcement of the decision (including any provisional damages) pending appeal. Amgen is not seeking a preliminary injunction in this proceeding at this time. On April 10, 2017, the Company and the Sanofi parties filed briefs seeking invalidation of certain of the claims of the '124 Patent. Oral hearing on this infringement lawsuit is currently scheduled for June 29, 2018.
The '124 Patent is also subject to opposition proceedings in the European Patent Office seeking to invalidate certain of its claims, which were initiated by the Company on November 24, 2016.
At this time, the Company is not able to predict the outcome of, or estimate a range of possible loss, if any, related to these proceedings.
Proceedings Relating to Dupixent (dupilumab) Injection
On March 20, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation filed a complaint against Amgen and Immunex Corporation, a wholly owned subsidiary of Amgen, in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the Company's and the other plaintiffs' commercializing of Dupixent does not directly or indirectly infringe U.S. Patent No. 8,679,487 (the '487 Patent) owned by Immunex Corporation relating to antibodies that bind the human interleukin-4 receptor. On May 1, 2017, the Company and the other plaintiffs filed a notice of voluntary dismissal of this action without prejudice.
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review in the United States Patent and Trademark Office seeking a declaration of invalidity of the '487 Patent.
On April 5, 2017, Immunex Corporation filed a complaint against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time.
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
Department of Justice Investigation
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST, and ZALTRAP); and certain other related documents and communications. The Company is cooperating with this investigation. The Company cannot predict the outcome or duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
14. Recently Issued Accounting Standards
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
The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab), Dupixent® (dupilumab) Injection, REGN2810, fasinumab, and suptavumab; the likelihood and timing of achieving any of our anticipated clinical development milestones; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Praluent, Kevzara (sarilumab), Dupixent (dupilumab), REGN2810, fasinumab, and suptavumab; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA, Praluent, and Dupixent), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties to perform filling, finishing, packaging, labeling, distribution, and other steps related to our products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto, including without limitation the patent litigation proceedings relating to Praluent and Dupixent described further in Part II, Item 1. "Legal Proceedings" of this report. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. We commercialize medicines for eye diseases, high low-density lipoprotein (LDL) cholesterol, atopic dermatitis, and a rare inflammatory condition and have product candidates in development in other areas of high unmet medical need, including rheumatoid arthritis (RA), asthma, pain, cancer, and infectious diseases.
Our total revenues were $1,319.0 million in the first quarter of 2017, compared to $1,200.8 million in the first quarter of 2016. Our net income was $248.9 million, or $2.16 per diluted share, in the first quarter of 2017, compared to net income of $181.4 million, or $1.59 per diluted share, in the first quarter of 2016. Refer to the "Results of Operations" section below for further details of our financial results.

We currently have six products that have received marketing approval:

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

•
Praluent (alirocumab) Injection, which is available in the United States where it is indicated as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical atherosclerotic cardiovascular disease (ASCVD), who require additional lowering of LDL cholesterol. Praluent is also available in certain countries in Europe for the treatment of adult patients with primary hypercholesterolemia (heterozygous familial hypercholesterolemia (HeFH) and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated dose of a statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated, and in Japan for the treatment of uncontrolled LDL cholesterol, in certain adult patients with hypercholesterolemia at high cardiovascular risk. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent. See Part II, Item 1. "Legal Proceedings" for information regarding the patent infringement proceedings relating to Praluent, which may impact Praluent's commercial availability in the United States and other jurisdictions.

•
ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS), in adults and children 12 years and older.

•
Kevzara (sarilumab) Solution for Subcutaneous Injection. In January 2017, Health Canada approved Kevzara for the treatment of adult patients with moderately to severely active rheumatoid arthritis who have an inadequate response to or intolerance to one or more biologic or non-biologic disease modifying anti-rheumatic drugs (DMARDs). This is the first approval of Kevzara worldwide.

•
Dupixent (dupilumab) Injection. In March 2017, the U.S. Food and Drug Administration (FDA) approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable.

•
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, known in the scientific literature as VEGF Trap, which is available in the United States, EU, and certain other countries for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), of patients with metastatic colorectal cancer (mCRC) that is resistant to or has progressed following an oxaliplatin-containing regimen. Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net sales of ZALTRAP.

We have 16 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of a Trap-based clinical program and 15 fully human monoclonal antibody product candidates, as summarized below. Each of the antibodies in the table below was generated using our VelocImmune® technology.

Trap-based Clinical Program
EYLEA
Phase 3 study for the treatment of Neovascular Glaucoma (NVG) (in Japan) was completed in 2016 (in collaboration with Bayer). In Phase 3 clinical development for the treatment of non-proliferative diabetic retinopathy (NPDR) in patients without DME. As described below, aflibercept is also being studied in combination with nesvacumab, an antibody to angiopoietin-2 (Ang2).

Antibody-based Clinical Programs in Collaboration with Sanofi
Praluent
Antibody to PCSK9. In Phase 3 clinical development for LDL cholesterol reduction and for the prevention of cardiovascular events.
Kevzara (sarilumab/REGN88)
Antibody to the interleukin-6 receptor (IL-6R). In clinical development in rheumatoid arthritis (Phase 3) and Polyarticular-course Juvenile Idiopathic Arthritis (pcJIA) (Phase 2).
Dupixent (dupilumab/REGN668)
Antibody to the interleukin-4 receptor (IL-4R) alpha subunit. In clinical development in atopic dermatitis in adults (Phase 3), atopic dermatitis in pediatric patients ages 6 to 11 (Phase 2), asthma in adults and adolescents (Phase 3), nasal polyps (Phase 3), and eosinophilic esophagitis (EoE) (Phase 2). Phase 3 study in atopic dermatitis in adolescents (12-17 years of age) initiated in the first quarter of 2017. Phase 3 study in asthma in pediatrics (6-11 years of age) initiated in the second quarter of 2017.

REGN2810
Antibody to programmed cell death protein 1 (PD-1). In clinical development in solid tumors and advanced hematologic malignancies (Phase 1) and advanced cutaneous squamous cell carcinoma (potentially pivotal Phase 2). REGN2810 is also being studied in combination with other antibodies and treatments.

REGN3500
Antibody to interleukin-33 receptor (IL-33) being developed for inflammatory diseases. In Phase 1 clinical development in healthy volunteers. Phase 1 study in patients with asthma initiated in the first quarter of 2017.

REGN3767
Antibody to Lymphocyte Activation Gene 3 (LAG-3) protein. In Phase 1 clinical development (administered alone or in combination with REGN2810) in advanced malignancies.
Antibody-based Clinical Program in Collaboration with Bayer
Nesvacumab/aflibercept (REGN910-3)**
Combination product comprised of an antibody to Ang2 co-formulated with aflibercept for intravitreal injection for use in ophthalmology. In Phase 2 clinical development for the treatment of wet AMD and DME. Fast track designation received from the FDA for the treatment of patients with wet AMD, DME, and diabetic retinopathy.

Antibody-based Clinical Program in Collaboration with Teva and Mitsubishi Tanabe Pharma
Fasinumab (REGN475)*
Antibody to Nerve Growth Factor (NGF). In Phase 3 clinical development in osteoarthritis of knee and hip. Phase 2b study for chronic low back pain initiated in the first quarter of 2016, and placed on clinical hold by the FDA in October 2016.

Antibody-based Clinical Programs Developing Independently
Suptavumab (REGN2222)*
Antibody to the Respiratory Syncytial Virus-F (RSV-F) protein. In Phase 3 clinical development for prevention of RSV infection.
Evinacumab (REGN1500)*
Antibody to Angptl-3. In Phase 2 clinical development for the treatment of homozygous familial hypercholesterolemia (HoFH) and severe forms of hyperlipidemia. FDA granted orphan drug designation for the treatment of HoFH. In the first quarter of 2017, the FDA granted Breakthrough Therapy designation for the treatment of hypercholesterolemia in patients with HoFH.

Trevogrumab (REGN1033)*
Antibody to myostatin (GDF8). Phase 2 monotherapy study in patients with sarcopenia completed. In Phase 1 in combination with REGN2477 for muscle-wasting diseases.
REGN1908-1909*
Antibody to Feld1. In Phase 1 clinical development for the treatment of allergic disease.
REGN1979
Bispecific antibody against CD20 and CD3. In Phase 1 clinical development for Non-Hodgkin's Lymphoma, Chronic Lymphocytic Leukemia, and Acute Lymphoblastic Leukemia. REGN1979 is also being studied in combination with REGN2810 in B-cell malignancies.

REGN3470-3471-3479***
Antibody to Ebola virus. In Phase 1 clinical development. FDA granted orphan drug designation for the treatment of Ebola virus infection.

Antibody-based Clinical Programs Developing Independently (continued)
REGN2477*
Antibody to Activin A being developed for Fibrodysplasia Ossificans Progressiva (FOP). FDA granted orphan drug designation for the treatment of FOP. In addition, in Phase 1 clinical development in combination with trevogrumab for muscle-wasting diseases.

* Sanofi did not opt-in to or elected not to continue to co-develop the product candidate. Under the terms of our agreement, Sanofi is entitled to receive royalties on any future global sales of the product candidate.

** Antibodies targeting the Ang2 receptor and ligand in ophthalmology were previously included in our antibody collaboration with Sanofi. Under the terms of our agreement, Sanofi is entitled to receive royalties on any future global sales of the product candidate and a potential development milestone.

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
Marketed Products
EYLEA (aflibercept) Injection
The FDA approved EYLEA for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, DME and macular edema following RVO in 2014, and diabetic retinopathy in patients with DME in 2015. Outside the United States, EYLEA was approved for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, and visual impairment due to DME and mCNV (in Japan) in 2014. In 2015, the European Commission and the Japanese Ministry of Health, Labour and Welfare (MHLW) approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO. In addition, the European Commission approved EYLEA for the treatment of visual impairment due to mCNV in 2015. Bayer has additional regulatory applications for EYLEA for various indications pending in other countries, including EYLEA for the treatment of wet AMD in China.
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
Net product sales of EYLEA in the United States were $854.4 million in the first quarter of 2017, compared to $780.9 million in the first quarter of 2016. Bayer records net product sales of EYLEA outside the United States, which were $483.9 million in the first quarter of 2017, compared to $418.9 million in the first quarter of 2016.

Praluent (alirocumab) Injection
In 2015, the FDA approved Praluent as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol. Also in 2015, the European Commission granted marketing authorization of Praluent for the treatment of adult patients with primary hypercholesterolemia (HeFH and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated dose of a statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. In 2016, the Japanese Ministry of Health, Labour and Welfare (MHLW) granted marketing and manufacturing authorization for Praluent for the treatment of uncontrolled LDL cholesterol, in certain adult patients with hypercholesterolemia at high cardiovascular risk. Also in 2016, the European Commission approved a Praluent dosing regimen of 300 milligrams (mg) every 4 weeks. In April 2017, the FDA approved the supplemental Biologics License Application (sBLA) for a once-monthly (every four weeks), 300 mg dose of Praluent. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent. See Part II, Item 1. "Legal Proceedings" for information regarding the patent infringement proceedings relating to Praluent, which may impact Praluent's commercial availability in the United States and other jurisdictions.
Under our antibody collaboration agreement, Sanofi records product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent in the United States and thus far have not exercised our option to co-promote Praluent outside the United States. We and Sanofi share profits and losses from sales of Praluent. In the first quarter of 2017, net product sales of Praluent in the United States were $25.4 million and net product sales of Praluent outside of the United States were $10.5 million. In the first quarter of 2016, net product sales of Praluent in the United States were $9.8 million and net product sales of Praluent outside of the United States were $3.2 million.
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
Net product sales of ARCALYST were $3.8 million in the first quarter of 2017, compared to $3.3 million in the first quarter of 2016.
Kevzara (sarilumab) Injection
In January 2017, Health Canada approved Kevzara for the treatment of adult patients with moderately to severely active rheumatoid arthritis who have had an inadequate response or intolerance to one or more biologic or non-biologic DMARDs. Sanofi records product sales and cost of sales for Kevzara, and we and Sanofi share profits and losses from sales of Kevzara.
In March 2017, we and Sanofi resubmitted the BLA for Kevzara, which the FDA has accepted for review with a target action date of May 22, 2017. In April 2017, the European Medicine Agency's Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion for the marketing authorization of Kevzara, recommending its approval for use in adult patients with moderately to severely active rheumatoid arthritis. Sanofi has additional regulatory applications for Kevzara for RA pending in other countries. We have exercised our option to co-promote Kevzara (sarilumab) in the United States and thus far have not exercised our option to co-promote Kevzara (sarilumab) outside the United States.
Dupixent (dupilumab) Injection
On March 28, 2017, the FDA approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies, or when those therapies are not advisable. The launch of Dupixent commenced in March following the FDA approval. Sanofi records product sales and cost of sales for Dupixent, and we and Sanofi share profits and losses from sales of Dupixent. We have exercised our option to co-promote Dupixent (dupilumab) in the United States and thus far have not exercised our option to co-promote Dupixent (dupilumab) outside the United States.
Sanofi has additional regulatory applications for Dupixent for use in adult patients with atopic dermatitis pending in other countries.

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
Diabetic Retinopathy
Diabetic retinopathy is a complication of diabetes mellitus characterized by microvascular damage to the blood vessels in the retina. It can progress to proliferative diabetic retinopathy (PDR), where new, abnormal vessels that are susceptible to hemorrhage grow initially from the retina and/or optic disc and extend beyond the internal limiting membrane. PDR can subsequently lead to various vision-threatening complications such as vitreous hemorrhage, traction macular detachment, and neovascular glaucoma. There is currently no standard treatment for non-proliferative diabetic retinopathy in the absence of DME and patients are often observed until disease progresses sufficiently to warrant intraocular surgery (vitrectomy) or, more commonly, extensive laser treatment (panretinal photocoagulation (PRP)). PRP is utilized with the intent of preserving function of the central retina, but is inherently destructive to the peripheral retina and may result in a considerable loss of peripheral visual field.
In 2016, a Phase 3 trial (PANORAMA) was initiated to assess the efficacy and safety of intravitreal aflibercept in patients with moderately severe to severe NPDR without DME.
Combination Product with Nesvacumab
In 2016, two Phase 2 studies, RUBY (for the treatment of DME) and ONYX (for the treatment of wet AMD), were initiated. Both studies are investigating nesvacumab, an antibody to Ang2 co-formulated with aflibercept, as a single, intravitreal injection. Efficacy and safety data from both the RUBY and ONYX studies will be analyzed through week 36.

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
Clinical Program
Phase 3 ODYSSEY Program. The potential of Praluent to demonstrate cardiovascular benefit is being prospectively assessed in the ongoing 18,000-patient ODYSSEY OUTCOMES trial, which is fully enrolled and is expected to be completed in 2017. All patients who entered the ODYSSEY OUTCOMES trial had experienced a heart attack or unstable angina requiring hospitalization within the previous year before entering the trial, and experienced inadequately controlled LDL cholesterol despite receiving maximally-tolerated statins and potentially other lipid-lowering therapies. In 2016, an independent Data Monitoring Committee (DMC) of the ODYSSEY OUTCOMES study completed the first and second interim analyses. Based on the recommendation of the independent DMC, the ODYSSEY OUTCOMES trial continues as planned. Regeneron remains blinded to the actual results of the first and second interim analyses, and the DMC will continue to monitor the ongoing safety and efficacy of Praluent as planned.
In 2016, as a post-marketing commitment to the FDA, a Phase 4 randomized, placebo-controlled, long-term trial that prospectively evaluates the effect of Praluent on neurocognitive function was initiated.
Kevzara (sarilumab/REGN88; IL-6R Antibody) for inflammatory diseases
Overview
IL-6 is a key cytokine involved in the pathogenesis of RA, causing inflammation and joint destruction. Sarilumab is a fully human monoclonal antibody to IL-6R generated using our VelocImmune technology.
Rheumatoid Arthritis
Phase 3 Program. Based on positive results from the Phase 3 studies of Kevzara in adult patients with active RA, we and Sanofi submitted a BLA for U.S. regulatory approval of Kevzara, which was accepted for review by the FDA in December 2015. The target date for an FDA decision on the BLA was October 30, 2016. However, on October 28, 2016, we and Sanofi announced that the FDA issued a Complete Response Letter (CRL) regarding the BLA for Kevzara due to certain deficiencies relating to the Sanofi facility in Le Trait, France. The FDA subsequently reclassified the Sanofi Le Trait fill-and-finish facility as "acceptable" based on review of responses to an FDA Form 483, as well as proposed corrective actions. In March 2017, we and Sanofi resubmitted the BLA for Kevzara, which the FDA has accepted for review with a target action date of May 22, 2017.
In July 2016, the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application (MAA) for Kevzara, and in April 2017, the CHMP adopted a positive opinion for the marketing authorization of Kevzara, recommending its approval for use in adult patients with moderately to severely active rheumatoid arthritis. In addition, in October 2016, an application for marketing approval for Kevzara was submitted in Japan.

Non-infectious Uveitis
Phase 2 SARIL-NIU-SATURN Study. SARIL-NIU-SATURN was a small Phase 2, randomized double-masked, placebo-controlled study (n=58) conducted to assess the effect of sarilumab on non-infectious uveitis of the posterior ocular segment. Based on the results of this study, no further development is currently planned in this indication.
Polyarticular-course Juvenile Idiopathic Arthritis (pcJIA)
Phase 2 pcJIA Study. A Phase 2 study of sarilumab in pcJIA was initiated in 2016.
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
In December 2016, the EMA accepted for review the MAA for Dupixent for the treatment of adults with moderate-to-severe atopic dermatitis who are candidates for systemic therapy. In 2015, the United Kingdom (UK) Medicines & Healthcare products Regulatory Agency (MHRA) granted Promising Innovative Medicine (PIM) Designation to Dupixent in the short-term treatment of adult patients with severe atopic dermatitis who have responded inadequately to all available topical prescription treatments and/or systemic ciclosporin, or who are intolerant of or ineligible for such treatments. A PIM Designation is an early indication that a medicinal product is a promising candidate for the Early Access to Medicines Scheme (EAMS), in the treatment, diagnosis, or prevention of life-threatening or seriously debilitating conditions with unmet need. PIM Designation is the first step in a 2-step EAMS process that allows patients to be treated with Dupixent in advance of formal regulatory approval. In addition, in the first quarter of 2017, an application for marketing approval for Dupixent was submitted in Japan.
In 2016, the Phase 3 LIBERTY AD CAFÉ study of Dupixent in severe atopic dermatitis was initiated, investigating two dose regimens of Dupixent (300 mg weekly and 300 mg every two weeks) with concomitant topical corticosteroids in adult patients with severe atopic dermatitis who are not adequately controlled with, or are intolerant to or ineligible for, oral cyclosporine A therapy. The primary endpoint of this study is the proportion of patients with a 75% or greater improvement from baseline in their EASI score. In April 2017, we and Sanofi announced that the results of the LIBERTY AD CAFÉ study were positive and demonstrated an acceptable safety profile. These results will be submitted to the EMA and presented at an upcoming medical conference.
In March 2017, at the Annual Meeting of the American Academy of Dermatology, we and Sanofi presented additional detailed results from the Phase 3 LIBERTY AD CHRONOS study. This study met its primary and secondary endpoints, with patients receiving Dupixent with topical corticosteroids (TCS) achieving significantly improved measures of overall disease severity at 16 and 52 weeks, compared to TCS alone in adults with uncontrolled moderate-to-severe atopic dermatitis.
Phase 3 Study in Adolescent Patients. In the first quarter of 2017, a Phase 3 study in adolescent patients (12-17 years of age) with moderate-to-severe atopic dermatitis was initiated.
In 2016, the FDA granted Breakthrough Therapy designation for dupilumab for the treatment of moderate to severe (12 to less than 18 years of age) and severe (6 months to less than 12 years of age) atopic dermatitis in patients who are not adequately controlled with, or who are intolerant to, topical medication.
Asthma
Phase 3 Study. A Phase 3 trial, LIBERTY ASTHMA QUEST, in adult and adolescent patients with uncontrolled persistent asthma is fully enrolled. LIBERTY ASTHMA QUEST is expected to serve as the second required pivotal efficacy study, since, based on discussions with the FDA, the Phase 2b study will also be considered a pivotal efficacy study. LIBERTY ASTHMA QUEST is a global, placebo-controlled Phase 3 study that enrolled more than 1,900 patients with uncontrolled persistent asthma and is evaluating two doses of dupilumab, 200 mg and 300 mg, subcutaneously administered every other week.

Phase 3 Study in Pediatric Patients. In the second quarter of 2017, a Phase 3 study in pediatric patients (6-11 years of age) with uncontrolled persistent asthma was initiated.
Nasal Polyps
Phase 3 Study. A Phase 3 study, LIBERTY NP SINUS, in adult patients with bilateral nasal polyps on a background therapy with intranasal corticosteroids was initiated in 2016.
Eosinophilic Esophagitis
Phase 2 Study. EoE is a chronic allergic inflammatory disease that is considered a major cause of gastrointestinal illness. Eosinophils are a type of white blood cell that, due to allergens, can accumulate in the esophagus, causing inflammation and tissue injuries that create difficulty swallowing. People with eosinophilic esophagitis may also have allergies, asthma, atopic dermatitis, or chronic respiratory disease.
We recently completed a positive primary analysis from a Phase 2 proof-of-concept study of dupilumab in patients with active, moderate-to-severe EoE. Detailed data from this study will be presented at an upcoming medical conference. We and Sanofi plan to meet with the FDA and other regulators to determine next steps for development of dupilumab in this indication.
Suptavumab (REGN2222; RSV-F Antibody) for RSV
Overview
Respiratory Syncytial Virus, or RSV, is a virus that infects the lungs and breathing passages. It is the most common cause of bronchiolitis (inflammation of the small airways) and is the second most common cause of death, globally, in the first year of life. RSV results in a significant healthcare burden, as it is the leading cause of infant hospitalizations in the United States. In addition to hospitalizations, RSV frequently results in emergency department, urgent care, and physicians’ office visits. It is estimated that about half of all children will have an RSV infection by their first birthday. Suptavumab is a fully human monoclonal antibody to the RSV-F protein. Suptavumab was generated using our VelocImmune technology.
Clinical Program
A Phase 3 study of suptavumab (NURSERY Pre-Term) was initiated in 2015. The study finished enrolling patients in the first quarter of 2017 subsequent to the completion of the Northern Hemisphere RSV season; final enrollment was approximately 1,200 patients.
In 2015, the FDA granted Fast Track designation to suptavumab for the prevention of serious lower respiratory tract disease caused by RSV.
Fasinumab (REGN475; NGF Antibody) for pain due to osteoarthritis and chronic low back pain
Overview
Pain is a frequent reason for physician visits, a common reason for taking prescription medications (including opioids), and a major cause of work disability and impaired quality of life. Targeting NGF is a potential advance in pain management. NGF expression is elevated in many acute and chronic painful conditions and NGF blockade has demonstrated efficacy in clinical trials. Fasinumab is a fully human monoclonal antibody to NGF, generated using our VelocImmune technology.
The fasinumab clinical development program is expected to consist of approximately 10,000 patients treated with fasinumab.
Osteoarthritis
Phase 2/3 Study. In the second quarter of 2016, we announced positive, 16-week top-line data from a Phase 2/3 study in patients with moderate-to-severe osteoarthritis pain of the hip or knee who have a history of inadequate pain relief or intolerance to current analgesic therapies. In the fourth quarter of 2016, we and Teva announced that at the 36-week analysis of the Phase 2/3 clinical study in patients with moderate-to-severe osteoarthritis pain of the hip or knee, the incidence of adjudicated arthropathies was found to be potentially dose-dependent, with a higher rate of patients experiencing arthropathies in the higher dose groups (12% (9mg), 7% (6mg), 5% (3mg), 2% (1mg), and 1% (placebo)). In the ongoing fasinumab osteoarthritis pivotal Phase 3 program (further described below), we and our collaborators are planning to advance only the lower doses from the Phase 2/3 study.
Phase 3 Study. A Phase 3 long-term safety study in patients with pain due to osteoarthritis of the knee or hip was initiated in the first quarter of 2016.

Chronic Low Back Pain
A Phase 2b study in chronic low back pain was initiated in 2016. In October 2016, the FDA placed the Phase 2b study in chronic low back pain on clinical hold and requested an amendment of the study protocol; this was based on the FDA's recommendation that patients with advanced osteoarthritis at baseline not receive higher doses of fasinumab. Following this development, we completed an unplanned interim review of results and stopped dosing in the study. The unplanned analysis showed clear evidence of efficacy with improvement in pain scores in all fasinumab groups compared to placebo at the 8- and 12-week time points (nominal p<0.01). Preliminary safety results are generally consistent with what has been previously reported with the class. The Phase 2b chronic low back pain study enrolled approximately 70% of the targeted 800 patients in four dose groups: placebo, 6mg subcutaneously monthly, 9mg subcutaneously monthly, and 9mg intravenously every two months. Patients will continue to be followed for up to 36 weeks.
We and Teva plan to design pivotal Phase 3 studies in chronic low back pain. The companies plan to submit a pivotal program plan for review with the FDA and other health authorities.
REGN2810 (PD-1 Antibody) for cancer
Overview
The PD-1/PD-L1 pathway has emerged as a critical regulator of effective immune responses to a variety of cancers, and a number of agents blocking either PD-1 or PD-L1 have been approved. REGN2810 is a high-affinity anti-PD-1 human antibody that was generated using the Velocimmune platform. REGN2810 is being developed to provide a foundational component for a planned, diverse immune-oncology portfolio. Initial efforts for approval are expected to be as monotherapy in selected indications, and subsequent development is expected to be focused on combinations with other anti-cancer agents.
Clinical Program
REGN2810 is in Phase 1 clinical development in a variety of malignancies as monotherapy or in combination with other anti-cancer modalities. Data from a cohort of patients with cutaneous squamous cell carcinoma from our Phase 1 trial will be presented at the upcoming American Society of Clinical Oncology (ASCO) conference in June 2017. A potentially pivotal Phase 2 study for the treatment of advanced cutaneous squamous cell carcinoma was initiated in the second quarter of 2016. A Phase 3 study in first-line non-small cell lung cancer is expected to be initiated in the first half of 2017.
Other Programs
Our preclinical research programs include the areas of oncology/immuno-oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain and neurobiology, cardiovascular diseases, and infectious diseases.
In 2015, we and BARDA entered into an agreement to develop, test, and manufacture a monoclonal antibody therapy for the treatment of Ebola virus infection. Under the terms of the agreement, HHS provides funding to support our preclinical development, antibody manufacturing, and for a Phase 1 study in healthy volunteers, and has the option to provide additional funding for further manufacturing and development studies. In addition, in 2016, we and BARDA of the HHS entered into an agreement whereby HHS will provide certain funding to manufacture and study two antibody therapies for the potential treatment of Middle East Respiratory Syndrome (MERS).
In the first quarter of 2017, the Regeneron Genetics Center (RGC) entered into an agreement with U.K. Biobank and GlaxoSmithKline (GSK) to generate genetic sequence data from the volunteer participants in the U.K. Biobank resource. RGC ultimately plans to generate genetic sequence data from the 500,000 volunteer participants in the U.K. Biobank resource, and RGC and GSK have committed an initial investment to enable the sequencing of 50,000 samples. The sequencing of U.K. Biobank's samples will be performed at the RGC facility. These sequence data will be incorporated back into U.K. Biobank's resource following a standard exclusivity period for GSK and Regeneron and made openly available to the broader scientific community.
Collaboration Agreements
Collaborations with Sanofi
Antibodies. Since November 2007, we and Sanofi have been parties to a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement (Antibody Discovery Agreement) and a License and Collaboration Agreement (each as amended), collectively referred to as the Antibody Collaboration. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi is responsible for funding up to $130.0 million of our antibody discovery activities in 2017 to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. We lead the design and conduct of research activities under the

Antibody Discovery Agreement, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug application (IND) or its equivalent, toxicology studies, and manufacture of preclinical and clinical supplies. Sanofi has the right to extend antibody development and preclinical activities relating to selected programs for up to an additional three years after 2017. Sanofi must identify any programs to be extended by June 30, 2017, and we and Sanofi must then agree on a plan and budget for the extended activities. During the extended period, we will use commercially reasonable efforts to develop such antibodies and conduct preclinical activities through IND preparation. After 2017, funding from Sanofi under the Antibody Discovery Agreement will cease to continue, except with regard to the programs for which Sanofi has exercised its extension right.
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
Under our collaboration agreement, Sanofi records product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent, Kevzara (sarilumab), and Dupixent (dupilumab) in the United States. We have not exercised our option to co-promote any of these antibodies outside the United States; however, we retain the right to do so at a future date subject to the terms of the collaboration agreement. We and Sanofi will equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.
Immuno-Oncology. In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the IO Collaboration). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement (IO Discovery Agreement), and an Immuno-oncology License and Collaboration Agreement (IO License and Collaboration Agreement). In connection with the IO Discovery Agreement, Sanofi made a $265.0 million non-refundable up-front payment to us. Pursuant to the IO Discovery Agreement, we will spend up to $1,090.0 million (IO Discovery Budget) to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Sanofi will reimburse us for up to $825.0 million (IO Discovery Funding) of these costs, subject to certain annual limits (up to $200.0 million for 2017). The term of the IO Discovery Agreement will continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Budget is exhausted, subject to Sanofi's option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs. Pursuant to the IO Discovery Agreement, we will be primarily responsible for the design and conduct of all research activities, including target identification and validation, antibody development, preclinical activities, toxicology studies, manufacture of preclinical and clinical supplies, filing of IND Applications, and clinical development through proof-of-concept. We will reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of future profits, if any, from commercialized IO Collaboration products to the extent they are sufficient for this purpose. With regard to product candidates for which proof-of-concept is established, Sanofi will have the option to license rights to the product candidate pursuant to the IO License and Collaboration Agreement (as further described below).
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
Under the terms of the IO License and Collaboration Agreement, the parties will also co-develop our antibody product candidate targeting PD-1 (REGN2810). We have principal control over the development of REGN2810, and the parties share equally, on an ongoing basis, development expenses for REGN2810 up to a total of $650.0 million. We will lead commercialization activities in the United States, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. Sanofi has exercised its option to co-promote REGN2810 in the United States. We will be entitled to a milestone payment of $375.0 million in the event that sales of all licensed products targeting PD-1 (including REGN2810), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with a licensed product targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period.
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
Collaboration with Mitsubishi Tanabe Pharma
Fasinumab Asia. In September 2015, we entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) providing MTPC with development and commercial rights to fasinumab in Japan, South Korea, Taiwan, Indonesia, Thailand, the Philippines, Malaysia, Singapore, Vietnam, Myanmar, and Sri Lanka (the MTPC Territories). In connection with the agreement, MTPC made a $10.0 million non-refundable up-front payment in 2015, and in 2016, MTPC made additional payments of $45.0 million and $15.0 million to us. We are also entitled to receive up to an aggregate of $155.0 million in development milestone and other contingent payments.
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

Collaboration with Teva
Fasinumab. In September 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with MTPC (as described above). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016. We will lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. In addition, we are entitled to receive up to an aggregate of $460.0 million in development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our continued success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of Praluent and Dupixent, and preparation for potential commercialization of Kevzara and other indications of dupilumab, approximately half of which we expect to be reimbursed by Sanofi under the companies' collaboration agreement. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses, the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators, and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2017 to date were, and plans for the next twelve months are, as follows:

Trap-based Clinical Program:
		2017 Events to Date		2017-2018 Plans (next 12 months)
EYLEA	•	Bayer received regulatory approval for EYLEA for various indications and continued to pursue regulatory applications for marketing approval in additional countries	•	Bayer to submit for additional regulatory approvals outside the United States for various indications
			•	Regulatory agency decisions on applications outside the United States for various indications
			•	Continue patient enrollment in Phase 3 study for the treatment of NPDR in patients without DME

Antibody-based Clinical Programs:
		2017 Events to Date		2017-2018 Plans (next 12 months)
Praluent (PCSK9 Antibody)	•
Court issued a permanent injunction barring commercialization of Praluent in the United States beginning February 21, 2017. On February 8, 2017, an emergency motion to stay (suspend) the injunction pending appeal was granted.
			•	Complete and report results from ODYSSEY OUTCOMES study
			•	Submit for additional regulatory approvals outside the United States
			•	Regulatory agency decisions on applications outside the United States
	•	FDA approved sBLA for monthly dosing regimen
Kevzara (sarilumab; IL-6R Antibody)	•	Regulatory applications submitted in various jurisdictions outside the United States	•	FDA target action date of May 22, 2017
	•	Health Canada approved Kevzara for the treatment of adult patients with RA	•	Submit for additional regulatory approvals outside of the United States
	•	CHMP recommended approval of Kevzara for use in adult patients with RA	•	Regulatory agency decisions on applications outside of the United States
	•	Resubmitted BLA and FDA accepted for review
Dupixent (dupilumab; IL-4R Antibody)	•	Presented detailed results from one-year Phase 3 CHRONOS study at the Annual Meeting of the American Academy of Dermatology	•	Submit for additional regulatory approvals in atopic dermatitis outside the United States
	•	FDA approved Dupixent for the treatment of adults with moderate-to-severe atopic dermatitis	•	Regulatory agency decisions on atopic dermatitis applications outside of the United States
	•	Initiated Phase 3 study in adolescent patients (12-17 years of age) with atopic dermatitis	•	Report results from Phase 3 asthma study
	•	Regulatory applications submitted for atopic dermatitis in Japan and various other jurisdictions outside the United States	•	Submit sBLA for asthma in adults
			•	Continue patient enrollment in Phase 3 study in nasal polyps
	•	Reported that the results from the LIBERTY AD CAFÉ study in atopic dermatitis were positive	•	Initiate Phase 3 study in pediatric patients in atopic dermatitis
	•	Initiated Phase 3 study in pediatric patients (6-11 years of age) with asthma	•	Initiate Phase 2 study in food allergies
	•	Reported positive results from Phase 2 study in EoE
Suptavumab (RSV-F Antibody)	•	Patient enrollment in Phase 3 study ended following completion of the Northern Hemisphere RSV season	•	Report results from Phase 3 study
Fasinumab (NGF Antibody)	•	Continued patient enrollment in Phase 3 long-term safety study in osteoarthritis	•	Continue patient enrollment in Phase 3 long-term safety study in osteoarthritis
			•	Report additional data from Phase 2/3 study in patients with osteoarthritis pain
			•	Initiate additional Phase 3 study in patients with osteoarthritis pain
			•	Initiate Phase 3 study in chronic low back pain

Antibody-based Clinical Programs (continued):
		2017 Events to Date		2017-2018 Plans (next 12 months)
REGN2810 (PD-1 Antibody)	•	Continued patient enrollment in Phase 1 and Phase 2 studies	•	Continue patient enrollment in Phase 1 and Phase 2 studies
			•	Initiate Phase 3 study in first-line non-small cell lung cancer
			•	Initiate Phase 2 study in basal cell carcinoma
Evinacumab (Angptl-3 Antibody)	•	FDA granted Breakthrough Therapy designation for the treatment of hypercholesterolemia in patients with HoFH	•	Report additional results from Phase 2 HoFH study
			•	Initiate Phase 3 study in HoFH
Nesvacumab/aflibercept (Ang2 Antibody co-formulated with aflibercept)	•	Completed patient enrollment in Phase 2 ONYX study in wet AMD	•	Report results from Phase 2 studies
Trevogrumab (GDF8 Antibody)	•	Initiated Phase 1 combination therapy study with REGN2477
	•	Completed patient enrollment in Phase 1 combination therapy study
REGN1908-1909 (Feld1 Antibody)			•	Continue early stage development
REGN1979 (CD20 and CD3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study
REGN3470-3471-3479 (Antibody to Ebola virus)			•	Initiate additional healthy volunteer study
REGN2477 (Activin A Antibody)	•	FDA granted orphan drug designation for the treatment of FOP	•	Initiate Phase 2 study in FOP patients
REGN3500 (IL-33 Antibody)	•	Initiated Phase 1 study in patients with asthma	•	Initiate Phase 2 study
REGN3767 (LAG-3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 study
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

Results of Operations
Three Months Ended March 31, 2017 and 2016
Net Income

Net Income	Three Months Ended March 31,
(In millions)	2017	2016
Revenues	$1,319.0	$1,200.8
Operating expenses	(888.4)	(871.5)
Other income (expense), net	1.7	0.9
Income before income taxes	432.3	330.2
Income tax expense	(183.4)	(148.8)
Net income	$248.9	$181.4

Net income per share - diluted	$2.16	$1.59
Revenues

Revenues	Three Months Ended March 31,
(In millions)	2017	2016
Net product sales	$858.2	$784.2
Collaboration revenue:
Sanofi	210.4	219.7
Bayer	193.9	179.6
Total collaboration revenue	404.3	399.3
Other revenue	56.5	17.3
Total revenues	$1,319.0	$1,200.8
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. For the three months ended March 31, 2017, EYLEA net product sales increased to $854.4 million from $780.9 million for the three months ended March 31, 2016 due to higher sales volume, partly offset by an increase in sales-related deductions primarily due to payer sales mix and new rebate programs. For the three months ended March 31, 2017 and 2016, we also recognized ARCALYST net product sales of $3.8 million and $3.3 million, respectively.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions and credits/payments for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2016	$12.7	$29.5	$3.6	$45.8
Provision related to current period sales	38.9	41.2	9.5	89.6
Credits/payments	(28.5)	(42.3)	(8.6)	(79.4)
Balance as of March 31, 2017	$23.1	$28.4	$4.5	$56.0

Balance as of December 31, 2015	$6.4	$48.3	$0.5	$55.2
Provision related to current period sales	18.9	35.8	2.9	57.6
Credits/payments	(17.5)	(50.4)	(2.5)	(70.4)
Balance as of March 31, 2016	$7.8	$33.7	$0.9	$42.4
Sanofi Collaboration Revenue

Sanofi Collaboration Revenue	Three Months Ended March 31,
(In millions)	2017	2016
Antibody:
Reimbursement of Regeneron research and development expenses	$155.2	$193.6
Reimbursement of Regeneron commercialization-related expenses	73.6	68.7
Regeneron's share of losses in connection with commercialization of antibodies	(108.4)	(99.4)
Other	11.3	7.5
Total Antibody	131.7	170.4
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	58.7	29.3
Other	20.0	20.0
Total Immuno-oncology	78.7	49.3
Total Sanofi collaboration revenue	$210.4	$219.7
In the first quarter of 2017, Sanofi's reimbursement of our antibody research and development expenses consisted of $48.1 million under our Antibody Discovery Agreement and $107.1 million under our License and Collaboration Agreement, compared to $57.4 million and $136.2 million, respectively, in the first quarter of 2016. The lower reimbursement of research and development costs in the first quarter of 2017, compared to the same period in 2016, was primarily due to decreased collaboration development activities for Dupixent (dupilumab) as some later-stage studies had been completed.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, Kevzara, and Dupixent.

During the three months ended March 31, 2017 and 2016, we and Sanofi shared commercial expenses related to Praluent, Kevzara, and Dupixent in accordance with the companies' License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of losses in connection with the companies preparing to commercialize or commercializing, as applicable, Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue. Sanofi provides us with an estimate of our share of the losses from preparing to commercialize, or commercialization (as applicable), of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. For the three months ended March 31, 2017, net product sales of Praluent in the United States were $25.4 million and net product sales of Praluent outside of the United States were $10.5 million. For the three months ended March 31, 2016, net product sales of Praluent in the United States were $9.8 million and net product sales of Praluent outside of the United States were $3.2 million. In January 2017, Health Canada approved Kevzara for the treatment of rheumatoid arthritis and on March 28, 2017, the FDA approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis.
In the first quarter of 2017, Sanofi's reimbursement of our immuno-oncology research and development expenses consisted of $38.2 million under our IO Discovery Agreement, and $20.5 million under our IO License and Collaboration Agreement related to REGN2810, compared to $20.1 million and $9.2 million, respectively, in the first quarter of 2016. The higher reimbursement of immuno-oncology research and development costs in the first quarter of 2017, compared to the same period in 2016, was primarily due to increased pre-clinical research and development activities, as well as additional clinical studies and continued enrollment in the REGN2810 clinical program.
Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in 2015 in connection with the execution of the IO Collaboration agreements.
Bayer Collaboration Revenue

Bayer Collaboration Revenue	Three Months Ended March 31,
(In millions)	2017	2016
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$174.9	$145.8
Cost-sharing of Regeneron EYLEA development expenses	2.4	2.7
Other	10.6	26.6
Total EYLEA	187.9	175.1
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept development expenses	1.9	1.9
Other	—	2.6
Total PDGFR-beta antibody	1.9	4.5
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept development expenses	2.0	—
Other	2.1	—
Total Ang2 antibody	4.1	—
Total Bayer collaboration revenue	$193.9	$179.6
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three Months Ended March 31,
(In millions)	2017	2016
Net product sales outside the United States	$483.9	$418.9
Regeneron's share of collaboration profit from sales outside the United States	188.5	159.4
Reimbursement of EYLEA development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(13.6)	(13.6)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$174.9	$145.8
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
Other EYLEA revenue primarily consists of reimbursement of other Regeneron EYLEA expenses, including reimbursements for producing EYLEA commercial supplies for Bayer. In addition, other EYLEA revenue in the first quarter of 2016 includes Bayer's share of royalties payable to Genentech pursuant to a license and settlement agreement in connection with sales of EYLEA outside the United States; the obligation to pay Genentech royalties on such sales ended in May 2016.
We discontinued clinical development of rinucumab/aflibercept in the first quarter of 2017. In March 2016, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of nesvacumab, an antibody product candidate to Ang2, including in combination with aflibercept, for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to us, which was recorded as deferred revenue and is being recognized as revenue over the related performance period. Bayer is also obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States.
Other Revenue

Other Revenue	Three Months Ended March 31,
(In millions)	2017	2016
Teva collaboration revenue:
Reimbursement of Regeneron research and development expenses	$22.1	—
Other	11.0	—
Total Teva collaboration revenue	33.1	—
Other revenue	23.4	$17.3
Total other revenue	$56.5	$17.3
Expenses
Total operating expenses increased to $888.4 million in the first quarter of 2017 from $871.5 million in the first quarter of 2016. Our average headcount in the first quarter of 2017 increased to 5,505 from 4,473 in the same period in 2016, principally in connection with expanding our manufacturing activities.
Operating expenses in the first quarter of 2017 and 2016 included a total of $133.8 million and $142.3 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The decrease in total Non-cash Compensation Expense in the first quarter of 2017 was primarily attributable to the lower fair market value, on average, of our Common Stock on the date of our employee option grants.

Research and Development Expenses
Research and development expenses increased to $507.4 million in the first quarter of 2017 from $470.1 million in the same period of 2016. The following table summarizes our estimates of direct research and development expenses by clinical development program and other significant categories of research and development expenses. Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, including costs related to preclinical research activities, clinical trials, drug filling, packaging, and labeling, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse. Indirect research and development expenses have not been allocated directly to each program, and primarily consist of costs to compensate personnel, overhead and infrastructure costs to maintain our facilities, costs to manufacture bulk drug product (including pre-launch commercial supplies which were not capitalized as inventory) at our manufacturing facilities, and other costs related to activities that benefit multiple projects.

Research and Development Expenses	Three Months Ended March 31,		Increase
(In millions)	2017	2016*	(Decrease)
Direct research and development expenses:
Praluent	$21.3	$18.3	$3.0
Dupilumab	49.7	65.6	(15.9)
Sarilumab	4.3	7.5	(3.2)
Fasinumab	35.9	19.4	16.5
Suptavumab	7.2	4.7	2.5
REGN2810	15.0	6.0	9.0
Other product candidates in clinical development and other research programs	57.4	62.5	(5.1)
Total direct research and development expenses	190.8	184.0	6.8
Indirect research and development expenses:
Payroll and benefits	145.6	137.9	7.7
Clinical manufacturing costs	107.4	89.2	18.2
Research, licensing, and other development costs	13.6	11.6	2.0
Occupancy and other operating costs	50.0	47.4	2.6
Total indirect research and development expenses	316.6	286.1	30.5
Total research and development expenses	$507.4	$470.1	$37.3

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Direct research and development expenses increased for fasinumab and REGN2810 primarily due to the initiation of additional clinical studies and continued enrollment in clinical studies. Direct research and development expenses decreased for dupilumab as some later-stage clinical studies had been completed. Research and development expenses included Non-Cash Compensation Expense of $73.5 million and $78.1 million for the three months ended March 31, 2017 and 2016, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $296.8 million in the first quarter of 2017 from $289.7 million in the first quarter of 2016 primarily due to higher headcount and commercialization-related expenses associated with EYLEA and preparing to launch Dupixent (dupilumab), partly offset by lower commercialization-related expenses associated with Praluent and lower Non-cash Compensation Expense principally for the reason described under "Expenses" above. Selling, general, and administrative expenses included $53.8 million and $60.1 million of Non-cash Compensation Expense in the first quarter of 2017 and 2016, respectively.
Cost of Goods Sold
Cost of goods sold decreased to $61.3 million in the first quarter of 2017 from $78.9 million in the first quarter of 2016. Cost of goods sold decreased principally due to the fact that, effective May 2016, we are no longer obligated to pay royalties to Genentech based on U.S. sales of EYLEA. This decrease was partly offset by an increase in Limerick start-up costs. In addition, in the first quarter of 2017 and 2016, cost of goods sold included inventory write-downs and reserves totaling $6.4 million and $4.3 million, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer, decreased to $22.9 million in the first quarter of 2017 from $32.8 million in the first quarter of 2016. This decrease was primarily due to lower royalties since our obligation to pay Genentech based on sales of EYLEA outside the United States also ended in May 2016.
Income Taxes
In the first quarter of 2017 and 2016, we recorded income tax expense of $183.4 million and $148.8 million, respectively. The effective tax rate was 42.4% and 45.1% for the first quarter of 2017 and 2016, respectively. The first quarter 2017 effective tax rate was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee, partly offset by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for increased research activities. As described in Note 1 of our Condensed Consolidated Financial Statements, during 2016 we adopted Accounting Standards Update 2016-09, which requires an entity to recognize all excess tax benefits and tax deficiencies in connection with stock-based compensation as income tax expense or benefit in the income statement (previously, excess tax benefits were recognized in additional paid-in capital).
The effective tax rate for the first quarter of 2016 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee, partly offset by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for increased research activities.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31,	December 31,	Increase
(In millions)	2017	2016	(Decrease)
Financial assets:
Cash and cash equivalents	$811.8	$535.2	$276.6
Marketable securities - current	495.3	503.5	(8.2)
Marketable securities - non-current	967.7	864.2	103.5
	$2,274.8	$1,902.9	$371.9

Working capital:
Current assets	$3,669.3	$3,180.2	$489.1
Current liabilities	1,308.3	1,241.5	66.8
	$2,361.0	$1,938.7	$422.3
Additionally, as of March 31, 2017, we had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
Sources and Uses of Cash for the Three Months Ended March 31, 2017 and 2016
Cash Flows from Operating Activities
Net cash provided by operating activities was $355.9 million in the first quarter of 2017. Our net income of $248.9 million in the first quarter of 2017 included Non-cash Compensation Expense of $133.8 million. Deferred tax assets as of March 31, 2017 increased by $41.0 million, compared to December 31, 2016, primarily due to Non-cash Compensation Expense. Accounts payable, accrued expenses, and other liabilities increased by $187.7 million as of March 31, 2017, compared to December 31, 2016, primarily due to higher tax-related liabilities partly offset by lower payroll-related liabilities as our year-end 2016 employee cash bonuses were paid in the first quarter of 2017.
Net cash provided by operating activities was $45.0 million in the first quarter of 2016. Our net income of $181.4 million in the first quarter of 2016 included Non-cash Compensation Expense of $142.3 million. In addition, deferred tax assets as of March 31, 2016 increased by $79.8 million, compared to December 31, 2015, primarily due to an increase in Non-cash Compensation Expense and deferred revenue. As of March 31, 2016, Sanofi, Bayer, and trade accounts receivable increased by $397.4 million, compared to December 31, 2015, primarily due to (i) higher U.S. EYLEA sales and higher trade accounts receivable resulting from lengthened payment terms to certain of our U.S. EYLEA customers effective in the third quarter of 2015, and (ii) in connection with our March 2016 Ang2 collaboration agreement with Bayer, a $50.0 million non-refundable up-front payment was receivable from Bayer as of March 31, 2016. Deferred revenue increased by $91.2 million as of March 31, 2016, compared to December 31, 2015, primarily due to $60.0 million of payments received from Mitsubishi in connection with the companies' fasinumab Asia collaboration and the $50.0 million up-front payment from Bayer (as described above). Accounts payable, accrued expenses, and other liabilities increased by $103.4 million as of March 31, 2016, compared to December 31, 2015, primarily due to higher tax-related liabilities partly offset by lower payroll-related liabilities as our year-end 2015 employee cash bonuses were paid in the first quarter of 2016.
Cash Flows from Investing Activities
Net cash used in investing activities was $140.1 million and $43.7 million in the first quarter of 2017 and 2016, respectively. Capital expenditures were $50.5 million and $104.1 million in the first quarter of 2017 and 2016, respectively. Capital expenditures in the first quarter of 2017 primarily included costs in connection with renovations and additions to certain buildings at our Rensselaer, New York and Limerick, Ireland manufacturing facilities. Capital expenditures in the first quarter of 2016 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility, tenant improvement and associated costs at our leased Tarrytown, New York facilities, renovations to certain areas of our Rensselaer, New York manufacturing facilities, and purchases of equipment. We expect to incur capital expenditures of approximately $250 million to $300 million during the last three quarters of 2017 primarily in connection with continued renovations of our Limerick, Ireland facility, expanding our Tarrytown, New York facilities, and expanding and renovating a portion of our manufacturing facilities at our Rensselaer, New York facility.

Cash Flows from Financing Activities
Net cash provided by financing activities was $60.8 million in the first quarter of 2017 and net cash used in financing activities was $206.2 million in the first quarter of 2016. In the first quarter of 2017, proceeds in connection with capital and facility lease obligations relate to our receipt of $57.0 million in connection with the March 2017 lease transaction as described below under "Tarrytown, New York Leases". In the first quarter of 2016, we paid an aggregate amount of $242.1 million to warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. No warrants remained outstanding as of December 31, 2016.
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of March 31, 2017.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of March 31, 2017.
Tarrytown, New York Leases
We lease laboratory and office facilities in Tarrytown, New York. On December 30, 2016, we entered into a Purchase Agreement with BMR-Landmark at Eastview LLC and BMR-Landmark at Eastview IV LLC (collectively, BMR), pursuant to which we agreed to purchase BMR's Tarrytown, New York facilities (the Facility) for a purchase price of $720.0 million. We occupy a significant portion of the Facility, with the remaining rentable area under leases to third-party tenants. In accordance with the terms of the Purchase Agreement, we paid $57.0 million toward the purchase price to BMR in December 2016.
On March 3, 2017, we entered into a Participation Agreement with Banc of America Leasing & Capital LLC (BAL), as lessor, and a syndicate of lenders (collectively, the Participants). The Participation Agreement provided for lease financing in connection with the acquisition by BAL of the Facility and our lease of the Facility from BAL. On March 3, 2017, we assigned our right to take title to the Facility under the Purchase Agreement to BAL, and the Participants advanced $720.0 million, which was used by BAL to finance the purchase price for the Facility and to reimburse us for the $57.0 million payment we made to BMR in December 2016.
On March 3, 2017, we entered into a lease agreement (the Lease) with BAL, pursuant to which we have leased the Facility from BAL for a five-year term. As a result of entering into the lease agreement, certain parts of the Facility became subleased from us by existing third-party tenants. The Lease requires us to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month London Interbank Offered Rate (LIBOR), plus an applicable margin that varies with our debt rating and total leverage ratio.
The Participation Agreement and the Lease include an option for us to elect to extend the maturity date of the Participation Agreement and the term of the Lease for an additional five-year period, subject to the consent of all the Participants and certain other conditions. We also have the option prior to the end of the term of the Lease to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Participants' advances under the Participation Agreement, all accrued and unpaid interest and yield thereon, and all other outstanding amounts under the Participation Agreement, the Lease, and certain related documents or (b) sell the Facility to a third party on behalf of BAL. The advances under the Participation Agreement mature, and all amounts outstanding thereunder will become due and payable in full at the end of the term of the Lease.
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in our Credit Facility. We were in compliance with all covenants of the Participation Agreement and the Lease as of March 31, 2017.

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
We anticipate continuing to incur substantial commercialization costs for EYLEA, Praluent, Kevzara, and Dupixent (dupilumab). Commercialization costs over the next few years will depend on, among other things, whether or not our antibody product candidates in later stage clinical development receive regulatory approval, the market potential for product candidates, the commercialization terms of our collaboration agreements, if applicable (whereby commercialization costs may be shared with our collaborators), and whether we may be required to pay additional royalties or share the profits from sales of products pursuant to our license or collaboration agreements or otherwise.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial. In addition, as described above under Part II., Item 1, "Legal Proceedings - Proceedings Relating to Praluent (alirocumab) Injection," the United States District Court for the District of Delaware issued a permanent injunction, which was stayed (suspended) pending appeal. If the injunction is upheld on appeal, it would prohibit us and the Sanofi defendants from commercializing Praluent in the United States. If we and Sanofi are not able to commercialize Praluent in the United States, our consolidated financial position, results of operations, and cash flows may be materially impacted.
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
Future Impact of Recently Issued Accounting Standards
See Note 14 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (filed February 9, 2017).
As described in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases," we are now exposed to market risk for changes in interest rates related to our March 2017 variable rate lease of laboratory and office facilities in Tarrytown, New York. Our interest rate exposure as a result of entering into the lease is offset in part by the nature of a portion of our investments in marketable securities. In addition, we continue to monitor this risk and may utilize other strategies in the future to further mitigate our interest rate exposure in connection with the lease.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described in our Annual Report on Form 10-K for the year ended December 31, 2016 (filed February 9, 2017) and those described below. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see Part II, Item 1A. "Risk Factors," including the discussion under the headings entitled "Risks Related to Intellectual Property and Market Exclusivity," "Regulatory and Litigation Risks," and "Risks Related to Our Common Stock."
Proceedings Relating to '018 Patent and '163 Patent
As previously reported, on March 11, 2014, we commenced patent infringement litigation against Merus B.V. in the United States District Court for the Southern District of New York, asserting our U.S. Patent No. 8,502,018 (the '018 Patent), which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse. On November 21, 2014, the United States District Court for the Southern District of New York issued its Opinion and Order on Claim Construction in the '018 Patent infringement litigation, in which it held the '018 Patent invalid. On November 2, 2015, the United States District Court for the Southern District of New York issued an opinion and order finding that the '018 Patent was procured by inequitable conduct, thus rendering it unenforceable. On December 17, 2015, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Oral argument on the appeal was held on February 13, 2017.
As previously reported, on July 8 and July 13, 2016, notices of opposition against our European Patent No. 2,264,163, which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse, were filed in the European Patent Office (EPO) by Merus and Kymab Ltd and Novo Nordisk A/S, respectively. Oral hearing before the Opposition Division of the EPO is currently scheduled for February 5-7, 2018.
Proceedings Relating to Praluent (alirocumab) Injection
As previously reported, we are currently a party to patent infringement actions initiated by Amgen Inc. against us and Sanofi (and/or our and Sanofi's respective affiliated entities) in a number of jurisdictions relating to Praluent, which we are jointly developing and commercializing with Sanofi.
As previously reported, in the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the '165 Patent) and 8,859,741 (the '741 Patent), and seeks a permanent injunction to prevent us and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, Commercializing) Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware from March 8 to March 16, 2016. During the course of the trial, the court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of Regeneron and the Sanofi defendants that there was no willful infringement of the asserted patent claims by Regeneron or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the court issued a final opinion and judgment, denying our and the Sanofi defendants' motions for new trial and judgment as a matter of law. The court also denied as moot Amgen's motion to strike our and the Sanofi defendants' request to obtain a judgment as a matter of law, which allows the U.S. Court of Appeals for the Federal Circuit to address our and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, we and the Sanofi defendants filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On January 18, 2017, the U.S. Court of Appeals for the Federal Circuit ordered an expedited briefing schedule of the appeal on the merits. On January 31, 2017, Amgen filed a motion with the United States District Court for the District of Delaware to amend the court's final judgment to include an award of supplemental damages (including interest) and enhancement of such damages following the resolution of the appeal. The briefing relating to the appeal to the U.S. Court of Appeals for the Federal Circuit was completed on March 31, 2017, and oral argument on the appeal is currently scheduled for June 6, 2017.
As previously reported, on March 23 and March 24, 2016, the United States District Court for the District of Delaware held a permanent injunction hearing to determine whether Regeneron and the Sanofi defendants should be prohibited from Commercializing Praluent in the United States. On January 5, 2017, the court granted the permanent injunction but delayed its imposition for 30 days (subsequently extended to 45 days) from the date of grant (i.e., until February 21, 2017). On January 13, 2017, we and the Sanofi defendants filed an emergency motion for stay of the permanent injunction pending appeal with the U.S. Court of Appeals for the Federal Circuit; and, on February 8, 2017, the court granted the stay pending appeal.
As previously reported, on July 25, 2016, Amgen filed a lawsuit against us, Sanofi-Aventis Groupe S.A., Sanofi-Synthelabo Limited, Aventis Pharma Limited, Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the English High Court of Justice, Chancery Division, Patents Court, in London, seeking, among other things, a declaration of infringement of Amgen's European Patent No. 2,215,124 (the '124 Patent), which pertains to PCSK9 monoclonal antibodies, by Praluent. On February 8, 2017, the court temporarily stayed this litigation on terms mutually agreed by the parties.
As previously reported, on September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against us, Sanofi-Aventis Groupe S.A., and Sanofi Winthrop Industrie. On April 10, 2017, we and the Sanofi parties filed briefs seeking invalidation of certain of the claims of the '124 Patent. Oral hearing on this infringement lawsuit is currently scheduled for June 29, 2018.
The '124 Patent is also subject to opposition proceedings in the EPO seeking to invalidate certain of its claims, which were initiated by us on November 24, 2016.
Proceedings Relating to Dupixent (dupilumab) Injection
On March 20, 2017, we, Sanofi-Aventis U.S. LLC, and Genzyme Corporation filed a complaint against Amgen and Immunex Corporation, a wholly owned subsidiary of Amgen, in the United States District Court for the District of Massachusetts seeking a declaratory judgment that our and the other plaintiffs' Commercializing of Dupixent does not directly or indirectly infringe U.S. Patent No. 8,679,487 (the '487 Patent) owned by Immunex Corporation relating to antibodies that bind the human interleukin-4 receptor. On May 1, 2017, we and the other plaintiffs filed a notice of voluntary dismissal of this action without prejudice.
On March 23, 2017, we, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review in the United States Patent and Trademark Office (USPTO) seeking a declaration of invalidity of the '487 Patent.
On April 5, 2017, Immunex Corporation filed a complaint against us, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by our and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time.
Department of Justice Investigation
As previously reported, in January 2017, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to our support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning our provision of financial assistance to patients with respect to products sold or developed by us (including EYLEA, Praluent, ARCALYST, and ZALTRAP); and certain other related documents and communications. We are cooperating with this investigation.

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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the three months ended March 31, 2017 and 2016, EYLEA net sales in the United States represented 65% of our total revenues in each of these periods. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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
Our sales in the United States of EYLEA are dependent, in large part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of EYLEA in other countries are dependent, in large part, on similar programs in those countries. In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. For example, in September 2011 the Office of Inspector General (OIG) of the Department of Health and Human Services issued a report entitled "Review of Medicare Part B Avastin and Lucentis Treatments for Age-Related Macular Degeneration" in which the OIG details possible savings to the Medicare program by using off-label, repackaged Avastin rather than Lucentis for the treatment of wet AMD. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of EYLEA. Economic pressure on state budgets may also have a similar impact. In addition, other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. Since EYLEA is too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize EYLEA will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "Risks Related to Commercialization of Products - The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining and maintaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition" below.

The commercial success of EYLEA is subject to strong competition.
The market for eye disease products is very competitive. For example, Novartis AG and Genentech/Roche are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis, for the treatment of various eye indications. Lucentis is approved in one or more jurisdictions for the treatment of wet AMD, macular edema following RVO (including CRVO and BRVO), DME, diabetic retinopathy, and mCNV. Competitors are also exploring the development of a biosimilar version of Lucentis; in particular, Pfenex Inc. is developing PF582 (a Phase 1b/2a trial in patients with wet AMD has been completed), and Formycon AG (in collaboration with Bioeq GmbH) is developing FYB201 (currently in a Phase 3 trial in patients with wet AMD).
Other competitive or potentially competitive products include Allergan, Plc's Ozurdex® (dexamethasone) (approved by the FDA for the treatment of macular edema following RVO and for the treatment of DME) and Alimera Sciences, Inc's Iluvien® (fluocinolone ophthalmic implant) (approved by the FDA for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, Genentech/Roche is developing a Lucentis port delivery system implant (currently in a Phase 2 study in patients with wet AMD). Novartis is developing RTH258 (ESBA1008), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and initiated a non-inferiority Phase 3 trial comparing RTH258 and EYLEA in December 2014. Allergan is developing abicipar pegol for wet AMD and related conditions (currently studied in Phase 3 trials against Lucentis as a comparator drug). Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bi-specific antibody (RG7716) targeting both VEGF and Ang2 for wet AMD and DME (currently in Phase 2 trials for both indications). Competitors are also developing eye-drop formulations, oral therapies, and gene/cell therapies for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
In addition, ophthalmologists are using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, Avastin, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with repackaged Avastin presents a significant competitive challenge in these indications. Competitors (including Amgen) are also developing a biosimilar version of Avastin. Long-term, controlled clinical trials comparing Lucentis to Avastin in the treatment of wet AMD are being conducted. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin dosed monthly was non-inferior to Lucentis dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin was non-inferior to monthly Lucentis in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. Furthermore, Lucentis and off-label use of repackaged Avastin present significant competitive challenges as doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of repackaged Avastin in treating patients, may exacerbate the competitive challenge which EYLEA faces in the eye indications for which it is approved.
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
While we have established our own sales and marketing organization for EYLEA in the United States for its currently approved indications, we have no sales, marketing, commercial, or distribution capabilities for EYLEA outside the United States.
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
Our sales of EYLEA in the United States and Bayer's sales of EYLEA in other countries may be reduced if EYLEA is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA outside the United States is the responsibility of Bayer. Prices for EYLEA in territories outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and our sales of EYLEA in the United States may be reduced if EYLEA marketed in those nations is imported into the United States. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of EYLEA in a particular market or reduce our or Bayer's sales, thereby adversely affecting our results of operations. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from EYLEA sales could be reduced.

Risks Related to Commercialization of Our Antibody-based Products (Praluent and Dupixent)
If we or Sanofi are unable to successfully commercialize Praluent or Dupixent, our business, prospects, operating results, and financial condition may be materially harmed.
We expect that the commercial success of Praluent and Dupixent will depend on many factors, including the following (as applicable):

•
effectiveness of the commercial strategy in and outside the United States for the marketing of these products, including pricing strategy and the effectiveness of efforts to obtain, and the timing of obtaining, adequate third-party reimbursements;

•
our and Sanofi's ability to differentiate these products from competitive products, including, in the case of Praluent, Amgen's Repatha® (evolocumab), as well as product candidates currently in clinical development;

•
the outcome of the pending patent infringement proceedings relating to Praluent initiated by Amgen against us and Sanofi (described further in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1. "Legal Proceedings" of this report), and other risks relating to Praluent associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below;

•
the outcome of the pending patent infringement proceedings relating to Dupixent (described further in Part II, Item 1. "Legal Proceedings" of this report), and other risks relating to Dupixent associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below;

•
the ability of patients and providers to obtain and maintain sufficient coverage and reimbursement from third-party payers, including Medicare and Medicaid in the United States and other government and private payers in the United States and foreign jurisdictions;

•	payer restrictions on eligible patient populations and the reimbursement process, both in the United States and abroad;

•
the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary (including, in the case of Praluent, the ongoing ODYSSEY OUTCOMES trial prospectively assessing the potential of Praluent to demonstrate cardiovascular benefit), and studies of other products that could implicate an entire class of products or are perceived to do so;

•	our ability to meet the demand for commercial supplies of these products;

•
the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including reporting and disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescription practices; and

•
maintaining and successfully monitoring commercial manufacturing arrangements for these products with parties who perform fill/finish or other steps in the manufacture of these products to ensure that they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities.

More detailed information about the risks related to the commercialization of Praluent and Dupixent is provided in the risk factors below.
We and Sanofi are subject to significant ongoing regulatory obligations and oversight with respect to Praluent and Dupixent. If we or Sanofi fail to maintain regulatory compliance for Praluent or Dupixent, the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition.
We and Sanofi are subject to significant ongoing regulatory obligations and oversight with respect to Praluent and Dupixent for their currently approved indications in the United States, EU, and other countries. If we or Sanofi fail to maintain regulatory compliance for Praluent or Dupixent for the currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies, such as, in the case of Praluent, the ongoing ODYSSEY OUTCOMES trial, or for any of the other reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.

Serious complications or side effects in connection with the use of Praluent or Dupixent could materially harm our business, prospects, operating results, and financial condition.
Serious complications or serious, unexpected side effects in connection with the use of Praluent or Dupixent could materially harm our business, prospects, operating results, and financial condition. For additional information about some of these risks, see "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Serious complications or side effects in connection with the use of our products and in clinical trials for our product candidates and new indications for our marketed products could cause our regulatory approvals to be revoked or limited or lead to delay or discontinuation of development of our product candidates or new indications for our marketed products, which could severely harm our business, prospects, operating results, and financial condition" below.
Sales of Praluent and Dupixent are dependent on the availability and extent of reimbursement from third-party payers in the United States and other countries, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition.
Sales in the United States of Praluent and Dupixent are dependent, in large part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of Praluent and Dupixent in other countries are dependent, in large part, on similar reimbursement mechanisms and programs in those countries.
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria. For example, pharmacy benefit management companies often develop formularies to reduce their cost for medications. The breadth of the products covered by formularies varies considerably from one pharmacy benefit management company to another. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of Praluent and Dupixent. If Praluent or Dupixent is not included within an adequate number of formularies, adequate reimbursement levels are not provided, the eligible insured patient population for Praluent or Dupixent is limited, or a key payer refuses to provide reimbursement for Praluent or Dupixent in a particular jurisdiction altogether, this could have a material adverse effect on our and Sanofi's ability to commercialize the applicable product.
In the United States, there also is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of Praluent and Dupixent. Since Praluent and Dupixent are too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers in the United States and other countries, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize the applicable product will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "Risks Related to Commercialization of Products - The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining and maintaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition" below.

The commercial success of Praluent and Dupixent is subject to strong competition.
There is significant actual and potential future competition for Praluent . Amgen's PCSK9 program is currently the most advanced of the competitors, having already received regulatory approvals in jurisdictions including the U.S., the EU, and Japan for its PCSK9 inhibitor Repatha. Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Several other companies, including AstraZeneca PLC and Eli Lilly and Company, also have development programs for antibodies against PCSK9. Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. Certain late-stage inhibitors of cholesterylester transfer protein (CETP), such as Merck & Co., Inc's anacetrapib, lower LDL-C and may be launched with supporting data from outcomes trials prior to the completion of our own outcomes trial for Praluent. Other oral agents for lowering LDL-C that may potentially compete with Praluent include bempedoic acid, which is being developed by Esperion Therapeutics, Inc.; and gemcabene, which is being developed by Gemphire Therapeutics, Inc.
There also is significant actual and potential future competition for Dupixent. A number of companies are developing antibodies that, if approved, may compete with Dupixent in its current or potential future indications, including Roche (an antibody against IL-13), AstraZeneca (antibodies against IL-4R, IL-5R, and IL-13), Galderma S.A. (an antibody against IL-31R), and Amgen (in collaboration with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). GSK's Nucala® (mepolizumab) and Teva's Cinqair® (reslizumab), both of which are antibodies against IL-5, may also compete with Dupixent in its current or potential future indications. We are also aware of companies developing or marketing small molecules that may compete with Dupixent in its current or potential future indications. These include Pfizer Inc.'s EucrisaTM (crisaborole), which may be a competitor in the atopic dermatitis indication.
We rely on our Antibody Collaboration with Sanofi for commercializing Praluent and Dupixent.
In accordance with the terms of our Antibody Collaboration with Sanofi, we have elected to co-promote Praluent and Dupixent with Sanofi in the United States. As such, we continue to rely in part on Sanofi's sales and marketing organization in the United States. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of Praluent or Dupixent (as applicable) may be materially affected. Sanofi also maintains other important responsibilities relating to Praluent and Dupixent in the United States. For example, Sanofi records product sales and cost of sales for Praluent and Dupixent in the United States, serves as the lead regulatory party for Praluent (e.g., is responsible for regulatory filings and negotiations relating to this product) in the United States, and may lead negotiations with payors relating to these products. We also rely on Sanofi for sales, marketing, and distribution of Praluent and Dupixent in countries outside the United States. If we or Sanofi are unsuccessful in commercializing Praluent or Dupixent, or if Sanofi terminates the Antibody Collaboration with us, our business, prospects, operating results, and financial condition may be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for Praluent and Dupixent. Therefore, termination of our Antibody Collaboration would create substantial new and additional risks to the successful commercialization of Praluent and Dupixent, particularly outside the United States. For additional information regarding our Antibody Collaboration with Sanofi, see "Risks Related to Our Reliance on Third Parties - If any of our collaborations with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed" below.
Sales of Praluent and Dupixent recorded by Sanofi could be reduced by imports from countries where these products may be available at lower prices.
Sales of Praluent and Dupixent recorded by Sanofi in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under our Antibody Collaboration with Sanofi and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our Antibody Collaboration with Sanofi, pricing and reimbursement for Praluent and Dupixent outside the United States is the responsibility of Sanofi. Prices for Praluent and Dupixent in territories outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of Praluent and Dupixent in the United States that are recorded by Sanofi may be reduced if the applicable product marketed in those bordering nations is imported into the United States. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of Praluent and Dupixent in a particular market or the sales recorded by Sanofi, thereby adversely affecting our results of operations. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from Praluent or Dupixent sales could be reduced.
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
In certain instances (such as when we use a biomarker-based test to identify and enroll specific patients in a clinical trial), regulatory approval of a companion diagnostic to our therapeutic product candidate may be required as a condition to regulatory approval of the therapeutic product candidate. We may need to rely on third parties to provide companion diagnostics for use with our product candidates. Such third parties may be unable or unwilling on terms acceptable to us to provide such companion diagnostics or to obtain timely regulatory approval of such companion diagnostics, which could negatively impact regulatory approval of our product candidates or may result in increased development costs or delays.
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
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. Standard review can be accomplished in a ten-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity (NME) New Drug Application (NDA) and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within six months of the filing date. However, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. Even if any of our applications receives a priority review designation, we may not ultimately be able to obtain approval of our application within a time frame consistent with the FDA's stated review goals or at all, and such designation may not actually lead to a faster development or regulatory review or approval process.
The FDA enforces Good Clinical Practices (GCPs) and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators, and trial sites. If we or any of the third parties conducting our clinical studies are determined to have failed to fully comply with GCPs, the study protocol or applicable regulations, the clinical data generated in those studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional inspections or require additional clinical studies, which would delay our development programs, require us to incur additional costs, and could substantially harm our business, prospects, operating results, and financial condition.
Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our product collaborators, or third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance, the FDA can impose regulatory sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For example, on October 28, 2016, the FDA issued a Complete Response Letter relating to the BLA for Kevzara, which referred to certain deficiencies identified during a routine cGMP inspection of the Sanofi facility in Le Trait, France where Kevzara is filled and finished; while the BLA for Kevzara has since been resubmitted and accepted for review by the FDA, this has delayed the potential FDA approval of Kevzara. For additional information, see "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
We are studying our antibody-based product candidates in a wide variety of indications in clinical trials. Many of these trials are exploratory studies designed to evaluate the safety profile of these compounds and to identify what diseases and uses, if any, are best suited for these product candidates. These product candidates may not demonstrate the requisite efficacy and/or safety profile to support continued development for some or all of the indications that are being, or are planned to be, studied, which would diminish our clinical "pipeline" and could negatively affect our future prospects and the value of our company.

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
The potential of Praluent to demonstrate cardiovascular benefit is being prospectively assessed in the ongoing ODYSSEY OUTCOMES trial. There is no guarantee that Praluent will meet the relevant endpoints of this trial. In addition, there are potential safety concerns associated with PCSK9 inhibitor antibodies such as Praluent that may limit our ability to further successfully develop and/or commercialize Praluent, including new-onset diabetes mellitus, injection-site reactions, hypersensitivity reactions, immunogenicity, demyelination, and changes in neurocognitive function.
Dupilumab is being studied in additional indications, including atopic dermatitis in adolescent patients, asthma in adults and adolescents, and eosinophilic esophagitis. There is no guarantee that marketing approval of dupilumab in any of these indications will be successfully obtained. The side effects previously reported for dupilumab include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, and cold sores. These and other complications or side effects could harm further development and/or commercialization of dupilumab.
There also are risks inherent in subcutaneous injections (which are used for administering our antibody-based products and product candidates, including Praluent and Dupixent), such as injection-site reactions (including redness, itching, swelling, pain, and tenderness) and other side effects. These and other complications or side effects could harm further development and/or commercialization of our antibody-based products and product candidates, including Praluent or Dupixent.
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
If we are unable to continue to develop suitable product formulations or manufacturing processes to support large-scale clinical testing of our product candidates, including our antibody-based product candidates, we may be unable to supply necessary materials for our clinical trials, which would delay or prevent the development of our product candidates. Similarly, if we are unable, directly or through our collaborators or third parties, to supply sufficient quantities of our products or develop formulations of our product candidates suitable for commercial use, we will be unable to obtain regulatory approval for those product candidates.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 1,360,287 was, and our European Patent No. 2,264,163 is, the subject of opposition proceedings in the EPO, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016. We have pending patent applications in the USPTO, the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes reexamination under the America Invents Act of 2011 or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.

We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights.
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. Other parties may allege that they own blocking patents to our products in clinical development or even to products that have received regulatory approval and are being or have been commercialized, either because they claim to hold proprietary rights to the composition of a product or the way it is manufactured or the way it is used. Moreover, other parties may allege that they have blocking patents to antibody-based products made using our VelocImmune technology, or any other of our technologies, either because of the way the antibodies are discovered or produced or because of a proprietary composition covering an antibody or the antibody's target.
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we are currently party to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1. "Legal Proceedings" of this report; and patent infringement proceedings relating to Dupixent, as described in Part II, Item 1. "Legal Proceedings" of this report. In addition, we are currently party to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287, our European Patent No. 2,264,163, and our U.S. Patent No. 8,502,018, all of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1. "Legal Proceedings" of this report (as applicable).
We are aware of additional patents and pending patent applications owned by others that claim antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies. We are also aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis with such antibodies; antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies; and antibodies to PD-1 and methods of treating cancer with such antibodies. In addition to Praluent (alirocumab) and Dupixent (dupilumab), our late-stage antibody-based pipeline includes Kevzara (sarilumab), an antibody to IL-6R, intended for the treatment of rheumatoid arthritis; suptavumab, an antibody targeting RSV-F; fasinumab, an antibody to NGF; and REGN2810, an antibody to PD-1, intended for the treatment of certain cancer indications including advanced cutaneous squamous cell carcinoma. With respect to Dupixent, we are aware of certain patents owned by Immunex Corporation, a wholly owned subsidiary of Amgen. These patents include U.S. Patent No. 8,679,487 (currently subject to the patent infringement proceedings described in Part II, Item 1. "Legal Proceedings" of this report) and European Patent No. 2,292,665 (the '665 Patent) and are generally directed to antibodies that bind to IL-4R. On September 30, 2016, Sanofi initiated a revocation proceeding to invalidate the U.K. counterpart of the '665 Patent in the United Kingdom. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending EPO opposition proceedings initiated by us and Sanofi in relation to the '665 Patent. The original patent term of the Immunex patents is set to expire in 2021.
Although we do not believe that any of our late-stage antibody-based product candidates infringes any valid claim in these patents or patent applications, these other parties could initiate lawsuits for patent infringement and assert that their patents are valid and cover our late-stage antibody-based product candidates, similar to the patent infringement proceedings referred to above. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
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
Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could result in our being unable to continue to successfully commercialize EYLEA, to successfully commercialize Praluent and Dupixent and, if approved, our product candidates or other indications for our marketed products, and to advance our clinical pipeline.
Our manufacturing facilities would be inadequate to produce the active pharmaceutical ingredients of (a) our current marketed products, including EYLEA, Praluent, and Dupixent, and (b) our antibody-based product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to rely on our collaborators, as well as contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products to the extent such quantities are not manufactured at our own facility. As we increase our production in anticipation of potential regulatory approval for our late-stage antibody-based product candidates, our current manufacturing capacity will likely not be sufficient, and we may depend on our collaborators or contract manufacturers, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our collaborators, contract manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.

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
We have commenced construction of additional manufacturing space at our Rensselaer, New York site to increase our manufacturing capacity. In addition, we have acquired and are renovating a 400,000 square foot facility in Limerick, Ireland to expand our manufacturing capacity to support our global supply chain. In the future, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing activities. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures and various regulatory approvals and permits. In addition, the Limerick, Ireland facility remains subject to securing certain governmental permits, and there is no guarantee that we will be able to obtain the remaining required permits in the contemplated timeframe, or at all. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, including EYLEA, Praluent, and Dupixent, and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
Our ability to manufacture products may be impaired if any of our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture EYLEA, Praluent, Dupixent, ZALTRAP, and ARCALYST in our Rensselaer, New York facilities and our ability to manufacture our marketed products at additional facilities (such as the Limerick, Ireland facility) in the future, or to utilize third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
If sales of EYLEA, Praluent, or Dupixent do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties.
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
Also, certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our ability to manufacture or supply marketed products and product candidates, which could materially and adversely affect our business and future prospects.
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
We and our third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facility in Rensselaer, New York, including EYLEA, Praluent, Dupixent, ZALTRAP, and ARCALYST, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our late-stage product candidates or new indications for our marketed products. For example, on October 28, 2016, the FDA issued a Complete Response Letter relating to the BLA for Kevzara, which referred to certain deficiencies identified during a routine cGMP inspection of the Sanofi facility in Le Trait, France where Kevzara and dupilumab are filled and finished; satisfactory resolution of these deficiencies is required before the BLA for Kevzara can be approved. While the BLA for Kevzara has since been resubmitted and accepted for review by the FDA, this has delayed the potential FDA approval of Kevzara. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.

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
For a description of additional risks relating specifically to the commercialization of EYLEA, Praluent, and Dupixent, see above under "Risks Related to Commercialization of EYLEA" and "Risks Related to Commercialization of Our Antibody-based Products (Praluent and Dupixent)" (as applicable).
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
There is also significant actual and potential future competition for Praluent and Dupixent, as described in greater detail above under "Risks Related to Commercialization of Our Antibody-based Products (Praluent and Dupixent) - The commercial success of Praluent and Dupixent is subject to strong competition."
Our earlier-stage clinical candidates in development are all fully human monoclonal antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in collaboration with Eli Lilly) is developing an antibody-based product candidate against NGF. Genentech/Roche is marketing an antibody against IL-6R (Actemra® (tocilizumab)) for the treatment of rheumatoid arthritis that would compete with Kevzara, our IL-6R antibody. In addition, several other companies, including Johnson & Johnson (in collaboration with GSK), Alder Biopharmaceuticals, Inc. (in collaboration with Vitaeris Inc.), Ablynx, and R-Pharm, have antibodies against IL-6 or IL-6R in clinical development. For RSV, AstraZeneca (in collaboration with AbbVie Inc.) commercializes an antibody against RSV-F protein, Synagis® (palivizumab); and other antibodies are in clinical development, including by Sanofi Pasteur SA (in collaboration with AstraZeneca). We are also aware of several companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. For Kevzara, oral, small-molecule JAK inhibitors such as Pfizer's Xeljanz® (tofacitinib) and Eli Lilly's baricitinib (if approved) may pose a competitive threat in the rheumatoid arthritis indication if Kevzara is approved in such indication. For REGN2810, there are several competitors that are marketing or developing antibodies against PD-1 and/or PDL-1, including Bristol-Myers Squibb Company (Opdivo® (nivolumab)), Merck (Keytruda® (pembrolizumab)), Roche (Tecentriq® (atezolizumab)), AstraZeneca (Imfinzi® (durvalumab)), Pfizer (avelumab), and Novartis (PDR001).
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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the three months ended March 31, 2017, product sales to three customers accounted on a combined basis for 99% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
For additional risks relating to commercialization of EYLEA, Praluent, and Dupixent outside the United States, see also "Risks Related to Commercialization of EYLEA - We rely on our collaboration with Bayer for commercializing EYLEA" and "Risks Related to Commercialization of Our Antibody-based Products (Praluent and Dupixent) - We rely on our Antibody Collaboration with Sanofi for commercializing Praluent and Dupixent" (as applicable).

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
The current U.S. administration and Congress could carry out significant changes in legislation, regulation, and government policy (including with respect to the possible repeal of all or portions of the PPACA, possible government reimbursement changes, possible changes in the existing treaty and trade relationships with other countries, and tax reform), as evidenced by statements and recent actions of the current president. While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business.
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
For example, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." As a result of the referendum, the British government has begun negotiating the terms of the United Kingdom's future relationship with the EU. We do not know to what extent Brexit will impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.
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
Most health care providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with research institutions, including the Geisinger Health System, which are subject to such regulations. Regeneron is not currently classified as a covered entity or business associate under HIPAA and thus is not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA's criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered health care provider or research institution that has not satisfied HIPAA's requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs and research collaborations outside the U.S. (such as RGC's collaboration with U.K. Biobank and GSK) may implicate international data protection laws, including the EU Data Protection Directive and legislation of the EU member states implementing it. Our activities outside the U.S. impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals' health information. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
We rely heavily on funding from Sanofi to support certain antibody research and development programs, as well as our immuno-oncology research and development programs. Sanofi has committed to reimburse us for up to (i) $130.0 million of the costs of our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets under our Antibody Discovery Agreement in 2017 and (ii) $825.0 million of the costs of our efforts to identify and validate potential immuno-oncology targets and develop fully-human therapeutic antibodies against such targets under the IO Discovery and Development Agreement over the term of the IO Discovery and Development Agreement. Sanofi also initially funds almost all of the development expenses incurred in connection with the clinical development of product candidates (i) that Sanofi elects to co-develop with us under our Antibody Collaboration and (ii) for which Sanofi is the principal controlling party under our IO Collaboration. In addition, Sanofi initially funds half of the development expenses incurred in connection with the clinical development of product candidates for which we are the principal controlling party under our IO Collaboration. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us under our Antibody Collaboration (such as Praluent, Dupixent (dupilumab), and Kevzara) or for which Sanofi is the principal controlling party under our IO Collaboration, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining and maintaining regulatory approval. Following regulatory approval, we also rely on Sanofi to lead (i) the commercialization efforts to support all of the antibody-based products that are co-developed by Sanofi and us under our Antibody Collaboration and (ii) the commercialization efforts outside the Unites States to support all products that are co-developed by Sanofi and us under our IO Collaboration (as well as the commercialization efforts in the United States to support all products for which Sanofi is the principal controlling party under our IO Collaboration).
If Sanofi does not elect to co-develop the product candidates that we discover or opts out of their development under our Antibody Collaboration or our IO Collaboration, unless we enter into a collaboration agreement with another party, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody-based products. For example, Sanofi has elected not to continue co-development of fasinumab, suptavumab, and trevogrumab, and decided not to opt in to the evinacumab and other programs. In addition, after 2017, we will be required to fund our antibody discovery activities and the research and preclinical development activities of our drug candidates, as Sanofi’s funding obligations under the Antibody Discovery Agreement will cease to continue except with regard to the programs for which Sanofi has exercised its extension right.
If Sanofi terminates any of the collaborations with us or fails to comply with its payment obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates that it elects to co-develop, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for products commercialized under our Antibody Collaboration, such as Praluent and Dupixent (see also "Risks Related to Commercialization of Products - If we need to establish commercial capabilities outside the United States and are unable to do so, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of our Antibody Collaboration would create substantial new and additional risks to the successful development and commercialization of Praluent and Dupixent, particularly outside the United States.

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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; George D. Yancopoulos, M.D., Ph.D., our President and Chief Scientific Officer; and Neil Stahl, Ph.D., our Executive Vice President, Research and Development. As we continue to commercialize EYLEA and Praluent and begin to commercialize Dupixent and, assuming the receipt of required regulatory approvals, other products , we are also highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.

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
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources and borrowing availability under our revolving credit facility, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. In addition, our expenses may increase for many reasons, including expenses in connection with the commercialization of EYLEA, Praluent, and Dupixent and the anticipated commercial launches of our late-stage product candidates, including Kevzara, and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing of antibody-based product candidates we are developing on our own (without a collaborator), and expenses for which we are responsible in accordance with the terms of our collaboration agreements.
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, in March 2017, we completed $720.0 million lease financing for our existing corporate headquarters and other rentable area consisting of approximately 170 acres of predominately office buildings and laboratory space located in the towns of Mount Pleasant and Greenburgh, NY, which will become due and payable in full on the five-year anniversary of the closing date unless extended with the consent of all the participants and subject to certain other conditions. Our ability to refinance or to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our late-stage product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of our marketed products, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
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
As of March 31, 2017, we had $811.8 million in cash and cash equivalents and $1,463.0 million in marketable securities (including $54.7 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
Risks Related to Our Common Stock
Our stock price is extremely volatile.
There has been significant volatility in our stock price and generally in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:

•	fluctuations in our operating results, in particular net product sales of EYLEA;

•	if any of our product candidates or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;

•	market acceptance of, and fluctuations in market share for, our marketed products, especially EYLEA, Praluent, and Dupixent;

•	whether our net products sales and net profits underperform, meet, or exceed the expectations of investors or analysts;

•
announcement of actions by the FDA or foreign regulatory authorities or their respective advisory committees regarding our, or our collaborators', or our competitors', currently pending or future application(s) for regulatory approval of product candidate(s) or new indications for marketed products;

•	announcement of submission of an application for regulatory approval of one or more of our, or our competitors', product candidates or new indications for marketed products;

•	progress, delays, or results in clinical trials of our or our competitors' product candidates or new indications for marketed products;

•	announcement of technological innovations or product candidates by us or competitors;

•	claims by others that our products or technologies infringe their patents;

•	challenges by others to our patents in the EPO and in the USPTO;

•	public concern as to the safety or effectiveness of any of our marketed products or product candidates or new indications for our marketed products;

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 13, 2017, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 50.8% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 13, 2017. As of April 13, 2017, Sanofi beneficially owned 23,505,694 shares of our Common Stock, representing approximately 22.5% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our Antibody Discovery Agreement with Sanofi relating to our Antibody Collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 13, 2017, holders of Class A Stock held 15.5% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 13, 2017:

•
our current executive officers and directors beneficially owned 10.8% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 13, 2017, and 21.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 13, 2017; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 50.8% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 13, 2017. In addition, these five shareholders plus our Chief Executive Officer held approximately 56.1% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 13, 2017.

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
In addition, once Sanofi reaches 20% ownership of our outstanding shares of Class A Stock and Common Stock (taken together) (which, as noted below, occurred in April 2014), we are required under the amended and restated investor agreement to appoint an individual agreed upon by us and Sanofi to our board of directors. Subject to certain exceptions, we are required to use our reasonable efforts (including recommending that our shareholders vote in favor) to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains an equity interest in us that is the lower of (i) the highest percentage ownership Sanofi attains following its acquisition of 20% of our outstanding shares of Class A Stock and Common Stock (taken together) and (ii) 25% of our outstanding shares of Class A Stock and Common Stock (taken together). This designee is required to be "independent" of our company, as determined under NASDAQ rules, and not to be a current or former officer, director, employee, or paid consultant of Sanofi. In April 2014, Sanofi notified us that it had reached the 20% ownership threshold and designated an initial director designee. Following the election and subsequent resignation of the initial designee, in January 2017, the board of directors elected N. Anthony Coles, M.D. as a successor Sanofi designee. Dr. Coles has been elected as a Class II director with a term expiring at the 2017 annual shareholder meeting.
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
10.1
Consent and Amendment No. 1 Memorandum, dated as of February 2, 2017, by and among Regeneron Pharmaceuticals, Inc. (the "Registrant"), as a borrower and guarantor; Regeneron Healthcare Solutions, Inc., Regeneron Genetics Center LLC, Regeneron International Unlimited Company, Regeneron Ireland Holdings Unlimited Company, Regeneron Ireland Unlimited Company, and Regeneron Capital International B.V., as subsidiary borrowers; JPMorgan Chase Bank, N.A., as administrative agent; and the lenders party thereto. (Incorporated by reference from the Form 8-K for the Registrant filed February 7, 2017.)

10.2
Participation Agreement, dated as of March 3, 2017, by and among Old Saw Mill Holdings LLC, as lessee; Bank of America, N.A., as administrative agent; BA Leasing BSC, LLC, as lessor; and the lenders party thereto from time to time. (Incorporated by reference from the Form 8-K for the Registrant filed March 9, 2017.)

10.3
Lease and Remedies Agreement, dated as of March 3, 2017, between Old Saw Mill Holdings LLC, as lessee, and BA Leasing BSC, LLC, as lessor. (Incorporated by reference from the Form 8-K for the Registrant filed March 9, 2017.)

10.4
Guaranty, dated as of March 3, 2017, made by the Registrant, Regeneron Healthcare Solutions, Inc., and Regeneron Genetics Center LLC, as the initial guarantors. (Incorporated by reference from the Form 8-K for the Registrant filed March 9, 2017.)

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

REGENERON PHARMACEUTICALS, INC.

Date:	May 4, 2017	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)