Form 10-Q
period 2017-06-30
REGENERON PHARMACEUTICALS INC
filed 2017-08-03
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of July 20, 2017:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,456
Common Stock, $.001 par value	105,240,767

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$744,313	$535,203
Marketable securities	523,537	503,481
Accounts receivable - trade, net	1,420,403	1,343,368
Accounts receivable from Sanofi	221,078	92,989
Accounts receivable from Bayer	203,066	175,263
Inventories	554,320	399,356
Prepaid expenses and other current assets	193,334	130,528
Total current assets	3,860,051	3,180,188

Marketable securities	1,064,677	864,260
Property, plant, and equipment, net	2,261,702	2,083,421
Deferred tax assets	882,980	825,303
Other assets	36,963	20,294
Total assets	$8,106,373	$6,973,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$716,364	$879,096
Capital and facility lease obligations	—	129,557
Deferred revenue from Sanofi, current portion	184,452	115,267
Deferred revenue - other, current portion	127,804	116,397
Other current liabilities	397	1,178
Total current liabilities	1,029,017	1,241,495

Capital and facility lease obligations	701,173	351,569
Deferred revenue from Sanofi	443,904	503,474
Deferred revenue - other	295,621	327,298
Other long-term liabilities	115,920	100,385
Total liabilities	2,585,635	2,524,221

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,456 in 2017 and 2016	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 108,974,612 in 2017 and 107,860,567 in 2016	109	108
Additional paid-in capital	3,449,622	3,029,993
Retained earnings	2,384,897	1,748,222
Accumulated other comprehensive income (loss)	2,348	(12,840)
Treasury Stock, at cost; 3,763,868 shares in 2017 and 2016	(316,240)	(316,240)
Total stockholders' equity	5,520,738	4,449,245
Total liabilities and stockholders' equity	$8,106,373	$6,973,466

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statements of Operations
Revenues:
Net product sales	$924,133	$834,219	$1,782,378	$1,618,401
Sanofi collaboration revenue	222,128	163,414	432,495	383,108
Bayer collaboration revenue	210,355	191,896	404,294	371,488
Other revenue	113,500	23,100	169,940	40,481
	1,470,116	1,212,629	2,789,107	2,413,478

Expenses:
Research and development	509,975	559,930	1,017,410	1,030,042
Selling, general, and administrative	306,908	292,038	603,754	581,715
Cost of goods sold	42,133	41,247	103,386	120,189
Cost of collaboration and contract manufacturing	60,788	27,786	83,703	60,596
	919,804	921,001	1,808,253	1,792,542

Income from operations	550,312	291,628	980,854	620,936

Other income (expense):
Other (expense) income, net	(19,061)	1,879	(9,813)	5,362
Interest expense, net	(5,401)	(1,251)	(12,902)	(3,891)
	(24,462)	628	(22,715)	1,471

Income before income taxes	525,850	292,256	958,139	622,407

Income tax expense	(138,106)	(96,038)	(321,464)	(244,804)

Net income	$387,744	$196,218	$636,675	$377,603

Net income per share - basic	$3.66	$1.88	$6.02	$3.61
Net income per share - diluted	$3.34	$1.69	$5.51	$3.24

Weighted average shares outstanding - basic	106,034	104,633	105,804	104,462
Weighted average shares outstanding - diluted	116,137	116,231	115,607	116,617

Statements of Comprehensive Income
Net income	$387,744	$196,218	$636,675	$377,603
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	8,204	840	15,160	(3,368)
Unrealized gain on cash flow hedges	28	—	28	—
Comprehensive income	$395,976	$197,058	$651,863	$374,235

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$636,675	$377,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,241	48,006
Non-cash compensation expense	255,047	273,941
Other non-cash charges and expenses, net	37,631	7,795
Deferred taxes	(57,737)	(162,652)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(232,927)	(284,178)
Increase in inventories	(151,544)	(72,888)
(Increase) decrease in prepaid expenses and other assets	(77,168)	57,086
(Decrease) increase in deferred revenue	(10,655)	65,850
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(147,232)	133,925
Total adjustments	(311,344)	66,885
Net cash provided by operating activities	325,331	444,488

Cash flows from investing activities:
Purchases of marketable securities	(477,408)	(228,942)
Sales or maturities of marketable securities	272,166	102,177
Capital expenditures	(105,310)	(242,930)
Net cash used in investing activities	(310,552)	(369,695)

Cash flows from financing activities:
Proceeds in connection with capital and facility lease obligations	57,000	—
Payments in connection with capital and facility lease obligations	(19,925)	(1,213)
Repayments of convertible senior notes	—	(12,650)
Payments in connection with reduction of outstanding warrants	—	(242,117)
Proceeds from issuance of Common Stock	188,693	63,606
Payments in connection with Common Stock tendered for employee tax obligations	(31,437)	(45,013)
Net cash provided by (used in) financing activities	194,331	(237,387)

Net increase (decrease) in cash and cash equivalents	209,110	(162,594)

Cash and cash equivalents at beginning of period	535,203	809,102

Cash and cash equivalents at end of period	$744,313	$646,508

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2016 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
During the second quarter of 2017, the Company recorded an out-of-period adjustment to reflect a correction in the Company's accounting for its lease of its Tarrytown, New York facility (see Note 10). The adjustment, which was related to the March 3, 2017 lease transaction, resulted in the recognition of a $30.1 million loss on extinguishment of debt within other expenses and a corresponding decrease to property, plant, and equipment. These were non-cash adjustments, and therefore had no impact on the Company's previously reported operating, investing, financing, or total cash flows in its Statements of Cash Flows. The Company evaluated the impact of these items on prior periods, assessing materiality quantitatively and qualitatively, and concluded that the amounts were not considered to be material to any previously-issued quarterly or annual financial statements, and that the impact of correcting the error in the three and six months ended June 30, 2017 was not material to these financial statements, nor is the adjustment expected to be material to the financial statements for the year ending December 31, 2017.
2. Product Sales

	Three Months Ended June 30,		Six Months Ended June 30,
Net Product Sales in the United States	2017	2016	2017	2016
EYLEA®	$919,466	$830,936	$1,773,853	$1,611,781
ARCALYST®	4,667	3,283	8,525	6,620
Net Product Sales	$924,133	$834,219	$1,782,378	$1,618,401
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the three and six months ended June 30, 2017 and 2016. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Besse Medical, a subsidiary of AmerisourceBergen Corporation	50%	56%	51%	58%
McKesson Corporation	29%	28%	28%	28%
Curascript SD Specialty Distribution, a subsidiary of Express Scripts	20%	15%	20%	13%

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions and credits/payments for these sales-related deductions during the six months ended June 30, 2017 and 2016.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2016	$12,712	$29,465	$3,674	$45,851
Provision related to current period sales	78,250	90,077	20,531	188,858
Credits/payments	(67,850)	(90,519)	(21,312)	(179,681)
Balance as of June 30, 2017	$23,112	$29,023	$2,893	$55,028

Balance as of December 31, 2015	$6,419	$48,313	$517	$55,249
Provision related to current period sales	41,326	74,289	12,341	127,956
Credits/payments	(36,110)	(94,467)	(11,782)	(142,359)
Balance as of June 30, 2016	$11,635	$28,135	$1,076	$40,846
3. Collaboration Agreements
a. Sanofi
The collaboration revenue the Company earned from Sanofi is detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
Sanofi Collaboration Revenue	2017	2016	2017	2016
Antibody:
Reimbursement of Regeneron research and development expenses	$137,272	$144,232	$292,517	$337,834
Reimbursement of Regeneron commercialization-related expenses	87,104	80,817	160,663	149,539
Regeneron's share of losses in connection with commercialization of antibodies	(122,281)	(122,107)	(230,683)	(221,529)
Other	31,204	8,122	42,490	15,639
Total Antibody	133,299	111,064	264,987	281,483
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	68,080	32,350	126,759	61,625
Other	20,749	20,000	40,749	40,000
Total Immuno-oncology	88,829	52,350	167,508	101,625
	$222,128	$163,414	$432,495	$383,108

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Antibodies
In November 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration is governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). Pursuant to the Antibody Discovery Agreement, Sanofi agreed to fund up to $130.0 million of the Company's research activities in 2017. The Company's Antibody Discovery Agreement with Sanofi will end on December 31, 2017 without any extension and, therefore, funding from Sanofi under the Antibody Discovery Agreement will cease after 2017.
Under the License and Collaboration Agreement, agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. Consequently, during the three months ended June 30, 2017 and 2016, the Company recognized as research and development expense $20.6 million and $30.6 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company recognized as research and development expense $45.6 million and $52.3 million, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to Praluent®, Kevzara® (sarilumab), and Dupixent® (dupilumab).
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
In March 2017, the U.S. Food and Drug Administration ("FDA") approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis. In May 2017, the FDA approved Kevzara for the treatment of adult patients with moderately to severely active rheumatoid arthritis and in June 2017, the European Commission granted marketing authorization for Kevzara for the treatment of rheumatoid arthritis in adult patients. Therefore, commencing in 2017, the Company's share of losses in connection with commercialization of antibodies also included the Company's share of revenue in connection with Sanofi's sales of Kevzara and Dupixent.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

b. Bayer
The collaboration revenue the Company earned from Bayer is detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
Bayer Collaboration Revenue	2017	2016	2017	2016
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$190,883	$167,492	$365,759	$313,327
Reimbursement of Regeneron EYLEA development expenses	2,329	2,224	4,780	4,967
Other	10,593	13,355	21,196	39,847
Total EYLEA	203,805	183,071	391,735	358,141
PDGFR-beta antibody:
Reimbursement of rinucumab/aflibercept (REGN2176-3) development expenses	1,321	2,762	3,178	4,658
Other	19	2,607	32	5,233
Total PDGFR-beta antibody	1,340	5,369	3,210	9,891
Ang2 antibody:
Reimbursement of nesvacumab/aflibercept (REGN910-3) development expenses	3,070	2,074	5,111	2,074
Other	2,140	1,382	4,238	1,382
Total Ang2 antibody	5,210	3,456	9,349	3,456
	$210,355	$191,896	$404,294	$371,488
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
PDGFR-beta antibody outside the United States
In 2014, the Company entered into a license and collaboration agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), including REGN2176-3, a combination product candidate comprised of an antibody to PDGFR-beta co-formulated with aflibercept. The agreement provided that the Company would conduct the initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, upon which Bayer would have a right to opt-in to license and collaborate on further development and commercialization outside the United States. Effective in the first quarter of 2017, the Company discontinued clinical development of REGN2176-3, and on July 31, 2017, the Company and Bayer agreed to terminate the agreement.

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
In the second quarter of 2017, the Company earned, and recognized as a substantive milestone, a $30.0 million development milestone from MTPC upon initiation of a Phase 3 trial.
d. Teva
In September 2016, the Company and Teva entered into a collaboration agreement (the "Teva Collaboration Agreement") to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to the Company's collaboration agreement with MTPC (as described above). In connection with the Teva Collaboration Agreement, Teva made a $250.0 million non-refundable up-front payment in September 2016. The Company leads global development activities, and the parties share development costs equally on an ongoing basis. The $250.0 million up-front payment was initially recorded as deferred revenue, and is being recognized ratably as revenue over the related performance period.
The Company recognized $67.7 million and $100.8 million of revenue for the three and six months ended June 30, 2017, respectively, in connection with the Teva Collaboration Agreement. In the second quarter of 2017, the Company earned, and recognized as a substantive milestone, a $25.0 million development milestone from Teva upon initiation of a Phase 3 trial.
e. Intellia Therapeutics
In April 2016, the Company entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas gene-editing technology for in vivo therapeutic development. The Company collaborates with Intellia to conduct research for the discovery, development, and commercialization of new therapies, in addition to the research and technology development of the CRISPR/Cas platform. In connection with the execution of the agreement, the Company made a $75.0 million up-front payment, which was recorded as research and development expense in the second quarter of 2016. In May 2016, Intellia completed an initial public offering ("IPO") of its common stock; as part of the concurrent private placement, the Company purchased $50.0 million of Intellia common stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income - basic	$387,744	$196,218	$636,675	$377,603
Effect of dilutive securities:
Convertible senior notes - interest expense and amortization of discount and note issuance costs	—	—	—	373
Net income - diluted	$387,744	$196,218	$636,675	$377,976

(Shares in thousands)
Weighted average shares - basic	106,034	104,633	105,804	104,462
Effect of dilutive securities:
Stock options	9,602	10,141	9,310	10,433
Restricted stock	501	473	493	471
Convertible senior notes	—	—	—	121
Warrants	—	984	—	1,130
Dilutive potential shares	10,103	11,598	9,803	12,155
Weighted average shares - diluted	116,137	116,231	115,607	116,617

Net income per share - basic	$3.66	$1.88	$6.02	$3.61
Net income per share - diluted	$3.34	$1.69	$5.51	$3.24
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2017	2016	2017	2016
Stock options	7,959	7,904	11,055	7,830
Restricted stock	—	20	16	19
Convertible senior notes	—	96	—	—

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

5. Marketable Securities
Marketable securities as of June 30, 2017 and December 31, 2016 consist of both debt securities of investment grade issuers as well as equity securities.
The following tables summarize the Company's investments in marketable securities:

	Amortized	Unrealized		Fair
As of June 30, 2017	Cost Basis	Gains	Losses	Value
Corporate bonds	$1,350,232	$2,416	$(2,661)	$1,349,987
U.S. government and government agency obligations	147,563	70	(570)	147,063
Municipal bonds	4,624	1	(9)	4,616
Commercial paper	13,614	—	—	13,614
Certificates of deposit	12,565	—	—	12,565
Equity securities	57,251	9,397	(6,279)	60,369
	$1,585,849	$11,884	$(9,519)	$1,588,214

As of December 31, 2016
Corporate bonds	$1,076,964	$630	$(4,743)	$1,072,851
U.S. government and government agency obligations	132,923	58	(641)	132,340
Municipal bonds	7,663	1	(20)	7,644
Commercial paper	63,074	1	—	63,075
Certificates of deposit	42,612	—	—	42,612
Equity securities	57,251	5,551	(13,583)	49,219
	$1,380,487	$6,241	$(18,987)	$1,367,741
The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed as of June 30, 2017 mature at various dates through May 2022. The fair values of debt security investments by contractual maturity consist of the following:

	June 30, 2017	December 31, 2016
Maturities within one year	$523,537	$503,481
Maturities after one year through five years	1,004,308	815,041
	$1,527,845	$1,318,522

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

	Less than 12 Months		12 Months or Greater		Total
As of June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$644,801	$(2,656)	$7,444	$(5)	$652,245	$(2,661)
U.S. government and government agency obligations	120,102	(570)	—	—	120,102	(570)
Municipal bonds	4,113	(9)	—	—	4,113	(9)
Equity securities	48,967	(6,279)	—	—	48,967	(6,279)
	$817,983	$(9,514)	$7,444	$(5)	$825,427	$(9,519)

As of December 31, 2016
Corporate bonds	$759,222	$(4,685)	$36,407	$(58)	$795,629	$(4,743)
U.S. government and government agency obligations	81,170	(641)	—	—	81,170	(641)
Municipal bonds	7,141	(20)	—	—	7,141	(20)
Equity securities	36,417	(13,583)	—	—	36,417	(13,583)
	$883,950	$(18,929)	$36,407	$(58)	$920,357	$(18,987)
There were no realized losses on sales of marketable securities, and realized gains were not material, for the three and six months ended June 30, 2017. Realized gains and losses on sales of marketable securities were not material for the three and six months ended June 30, 2016.
As it relates to marketable securities, for the three and six months ended June 30, 2017 and 2016, amounts reclassified from accumulated other comprehensive income (loss) into other (expense) income, net were related to realized gains and losses on sales.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Corporate bonds	$1,349,987	—	$1,349,987
U.S. government and government agency obligations	147,063	—	147,063
Municipal bonds	4,616	—	4,616
Commercial paper	13,614	—	13,614
Certificates of deposit	12,565	—	12,565
Equity securities	60,369	$60,369	—
	$1,588,214	$60,369	$1,527,845

As of December 31, 2016
Available-for-sale marketable securities:
Corporate bonds	$1,072,851	—	$1,072,851
U.S. government and government agency obligations	132,340	—	132,340
Municipal bonds	7,644	—	7,644
Commercial paper	63,075	—	63,075
Certificates of deposit	42,612	—	42,612
Equity securities	49,219	$49,219	—
	$1,367,741	$49,219	$1,318,522
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and six months ended June 30, 2017 and 2016.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and six months ended June 30, 2017 and 2016. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the six months ended June 30, 2017 and 2016.
The fair value of interest rate swap and interest rate cap contracts, which were recorded within other assets (non-current), was not material as of June 30, 2017 (see Note 11). The fair value of these contracts was determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including London Interbank Offered Rate ("LIBOR") and interest rate swap rates.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2017	2016
Raw materials	$170,273	$92,287
Work-in-process	162,718	202,301
Finished goods	33,021	13,334
Deferred costs	188,308	91,434
	$554,320	$399,356
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three months ended June 30, 2017 and 2016, cost of goods sold included inventory write-offs and reserves totaling $2.7 million and $2.0 million, respectively. For the six months ended June 30, 2017 and 2016, cost of goods sold included inventory write-offs and reserves totaling $9.1 million and $6.3 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016
Accounts payable	$151,372	$134,984
Accrued payroll and related costs	146,438	153,086
Accrued clinical trial expenses	101,570	91,753
Accrued sales-related charges, deductions, and royalties	214,374	159,985
Income taxes payable	23,240	235,776
Other accrued expenses and liabilities	79,370	103,512
	$716,364	$879,096
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
b. Credit Facility
In 2015, the Company entered into an agreement with a syndicate of lenders which provides for a $750.0 million senior unsecured five-year revolving credit facility. As of June 30, 2017, the Company had no borrowings outstanding under the credit facility and was in compliance with all credit facility covenants.
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
On March 3, 2017, the Company entered into a lease agreement (the "Lease") with BAL, pursuant to which the Company has leased the Facility from BAL for a five-year term. As a result of entering into the lease agreement, certain parts of the Facility became subleased from the Company by existing third-party tenants. The Lease requires the Company to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. The Company is also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month LIBOR, plus an applicable margin that varies with the Company’s debt rating and total leverage ratio.

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
As a result of entering into the lease agreement with BAL, the premises that were classified as a capital lease as of December 31, 2016 were reassessed. As described above, the Company has the option to purchase the Facility, and as a result, the Company is deemed to have continuing involvement in such premises. Accordingly, these premises continue to be classified as a capital lease, with the related property, plant, and equipment and capital lease liability remaining on the Company's Condensed Consolidated Balance Sheet. In addition, as described above, upon entering into the lease agreement, the Company began to lease space occupied by third-party tenants. The lease of such premises is also classified as a capital lease. The execution of the March 2017 lease agreement did not impact the balance sheet classification for the Build-to-Suit Buildings. However, during the second quarter of 2017, the Company recorded an out-of-period adjustment primarily resulting in the recognition of a $30.1 million loss on extinguishment of debt associated with the Build-to-Suit Buildings, and a corresponding decrease to property, plant and equipment (see Note 1). In the aggregate, the Company recorded $720.0 million of capital and facility lease obligations upon execution of the lease agreement for the Facility.
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in the Company's credit facility (see Note 9). The Company was in compliance with all covenants of the Participation Agreement and the Lease as of June 30, 2017.
11. Derivative Instruments and Hedging Activities
The Company is exposed to market fluctuations in interest rates, including those in connection with its March 2017 lease agreement (see Note 10). During the three months ended June 30, 2017, the Company entered into interest rate swap and interest rate cap agreements to manage a portion of such interest rate risk. All of the Company’s derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes.
The Company's derivative instruments are designated as cash flow hedges for accounting purposes. Since the specific terms of the derivative instruments match those of the item being hedged, the derivative instruments are deemed to be highly effective in offsetting the changes in cash flows of the hedged item. As such, changes in the fair value of these derivatives are recorded in accumulated other comprehensive income (loss) until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. The Company would record any gain or loss related to the ineffectiveness directly to earnings.
The Company assesses, both at inception and on an ongoing basis, whether derivatives used continue to be highly effective in offsetting changes in cash flows of the hedged items. The Company does not exclude any portion of the cash flow hedge contracts from the assessment of hedge effectiveness. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued.
The following table summarizes the notional amounts of the Company's outstanding interest rate swap and cap agreements as of June 30, 2017:

Notional Amount
Interest rate swap contracts	$20,000
Interest rate cap contracts	$20,000
As it relates to cash flow hedges, for the three months ended June 30, 2017, amounts of gains and losses recognized in other comprehensive income (loss), and amounts reclassified from accumulated other comprehensive income (loss) into interest expense, net were not material. As of June 30, 2017, the amounts expected to be reclassified out of accumulated other comprehensive income into interest expense over the next 12 months is not expected to be material. For the three months ended June 30, 2017, there were no gains or losses recorded related to the ineffective portion of the derivative instruments.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

12. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $138.1 million and $96.0 million for the three months ended June 30, 2017 and 2016, respectively, and $321.5 million and $244.8 million for the six months ended June 30, 2017 and 2016, respectively. The Company's effective tax rate was 26.3% and 32.9% for the three months ended June 30, 2017 and 2016, respectively, and 33.6% and 39.3% for the six months ended June 30, 2017 and 2016, respectively. The Company's effective tax rate for the three and six months ended June 30, 2017 was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for research activities, partly offset by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee.
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
The Company also recorded an income tax benefit of $1.6 million for the six months ended June 30, 2016 in connection with unrealized gains (losses) on available-for-sale marketable securities. Income tax provisions recorded in the Company's Statement of Comprehensive Income for the three months ended June 30, 2016, and three and six months ended June 30, 2017 were not material.
13. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable and accrued expenses as of June 30, 2017 and December 31, 2016 were $30.9 million and $28.2 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses as of June 30, 2016 and December 31, 2015 were $39.3 million and $50.7 million, respectively, of accrued capital expenditures.
The Company recognized an additional capital lease obligation of $201.2 million in connection with the Company's lease of additional premises at its Tarrytown, New York facility during the six months ended June 30, 2017 (see Note 10). No such amount was recognized during the six months ended June 30, 2016.
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
In the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware from March 8 to March 16, 2016. During the course of the trial, the court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the court issued a final opinion and judgment, denying the Company and the Sanofi defendants' motions for new trial and judgment as a matter of law. The court also denied as moot Amgen's motion to strike the Company and the Sanofi defendants' request to obtain a judgment as a matter of law, which allows the United States Court of Appeals for the Federal Circuit to address the Company and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, the Company and the Sanofi defendants filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. On January 18, 2017, the United States Court of Appeals for the Federal Circuit ordered an expedited briefing schedule of the appeal on the merits. On April 19, 2017, the United States District Court for the District of Delaware granted Amgen's motion to amend the judgment on an accounting of supplemental damages and enhancement of such damages if deemed appropriate, but deferred the order until after the United States Court of Appeals for the Federal Circuit issues a decision on the appeal. The briefing relating to the appeal to the United States Court of Appeals for the Federal Circuit was completed on March 31, 2017, and oral argument on the appeal was held on June 6, 2017.
On March 23 and March 24, 2016, the United States District Court for the District of Delaware held a permanent injunction hearing to determine whether Regeneron and the Sanofi defendants should be prohibited from Commercializing Praluent in the United States. On January 5, 2017, the court granted the permanent injunction but delayed its imposition for 30 days (subsequently extended to 45 days) from the date of grant (i.e., until February 21, 2017). On January 13, 2017, the Company and the Sanofi defendants filed an emergency motion for stay of the permanent injunction pending appeal with the United States Court of Appeals for the Federal Circuit; and, on February 8, 2017, the court granted the stay pending appeal.
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
On September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie, and Sanofi Chimie (subsequently added as a defendant). Amgen is seeking the prohibition of allegedly infringing activities with a €10,000 penalty per drug unit of Praluent produced in violation of the court order sought by Amgen; an appointment of an expert for the assessment of damages; disclosure of technical (including supply-chain) and accounting information to the expert and the court; provisional damages of €10.0 million (which would be awarded on an interim basis pending final determination); reimbursement of costs; publication of the ruling in three newspapers; and provisional enforcement of the decision to be issued, which would ensure enforcement of the decision (including any provisional damages) pending appeal. Amgen is not seeking a preliminary injunction in this proceeding at this time. On April 10, 2017, the Company and the Sanofi parties filed briefs seeking invalidation of certain of the claims of the '124 Patent, and Amgen filed a response on July 28, 2017. Oral hearing on this infringement lawsuit is currently scheduled for June 29, 2018.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The '124 Patent is also subject to opposition proceedings in the European Patent Office seeking to invalidate certain of its claims, which were initiated by the Company on November 24, 2016.
On May 19, 2017, Amgen filed a lawsuit for infringement of Amgen's Japanese Patent Nos. 5,906,333 (the "'333 Patent") and 5,705,288 (the "'288 Patent") in the Tokyo District Court Civil Division against Sanofi K.K. Amgen's complaint alleges that manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) infringe the '333 and '288 Patents. The complaint further seeks a permanent injunction, disposal of product, and court costs. The Company has not been named as a defendant in this litigation.
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
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties initiated two additional inter partes reviews in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds.
On April 5, 2017, Immunex Corporation filed a complaint against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by the Company and the Sanofi parties. On June 28, 2017, the Company and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen, and Immunex and Amgen filed an answer on July 28, 2017.
At this time, the Company is not able to predict the outcome of, or estimate a range of possible loss, if any, related to these proceedings.
Proceedings Relating to Shareholder Derivative Claims
On December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the then current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, and the Company's Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. The complaint seeks damages in favor of the Company for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan with respect to the individual defendants' compensation and a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On June 28, 2017, the court dismissed the plaintiff's claims with respect to certain compensation awarded in 2013 but denied the defendants' motion to dismiss the other claims set forth in the complaint.
On or about December 15, 2015, the Company received a shareholder litigation demand upon the Company's board of directors made by a purported Regeneron shareholder. The demand asserts that the then current and certain former non-employee members of the board of directors and the Chairman of the board of directors excessively compensated themselves in 2013 and 2014. The demand requests that the board of directors investigate and bring legal action against these directors for breach of fiduciary duty, unjust enrichment, and corporate waste, and implement internal controls and systems designed to prohibit and prevent similar

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

actions in the future. The Company's board of directors is evaluating the impact of the court's decision pertaining to the motion to dismiss discussed above on the board's response to this demand.
At this time, the Company is not able to predict the outcome of, or estimate a range of possible loss, if any, relating to these matters.
Department of Justice Investigation
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST, and ZALTRAP®); and certain other related documents and communications. The Company is cooperating with this investigation. The Company cannot predict the outcome or duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
15. Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which, along with subsequent amendments to ASU 2014-09 issued by the FASB, will replace existing revenue recognition guidance. The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. To achieve that core principle, an entity must identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. The new standard will be effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than 2017 for calendar year-end entities. The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company has substantially completed its impact assessment, and does not currently expect the new standard to have a material impact on total revenues. However, substantive development milestones, which were previously recognized in the period when the milestone was achieved, will be recognized over the remaining performance period under the new standard. In connection with adopting the new standard, the Company does not anticipate implementing changes to its systems or internal controls. The Company continues to evaluate its planned method of transition and the impact of the new guidance on its financial statement disclosures.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The implementation of the amendments is expected to increase the volatility of the Company's net income, as the Company holds publicly traded equity investments; however, the Company is not able to estimate the impact of adopting these amendments, as the significance of the impact will depend on the Company's equity investment balance upon adoption.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The new standard requires a lessee to recognize in its balance sheet (for both finance and operating leases) a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the Company's financial statements, including related disclosures. The Company expects the new standard will have a significant impact on its controls, systems, and processes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, REGN2810, fasinumab, and suptavumab; the likelihood and timing of achieving any of our anticipated clinical development milestones; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Dupixent, Praluent, Kevzara, suptavumab, REGN2810, and fasinumab; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA, Dupixent, Praluent, and Kevzara), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties to perform filling, finishing, packaging, labeling, distribution, and other steps related to our products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto, including without limitation the patent litigation proceedings relating to Dupixent and Praluent described further in Part II, Item 1. "Legal Proceedings" of this report. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye disease, heart disease, allergic and inflammatory diseases, pain, cancer, and infectious and rare diseases.
Our total revenues were $1,470.1 million in the second quarter and $2,789.1 million in the first half of 2017, compared to $1,212.6 million in the second quarter and $2,413.5 million in the first half of 2016. Our net income was $387.7 million, or $3.34 per diluted share, in the second quarter and $636.7 million, or $5.51 per diluted share, in the first half of 2017, compared to net income of $196.2 million, or $1.69 per diluted share, in the second quarter and $377.6 million, or $3.24 per diluted share, in the first half of 2016. Refer to the "Results of Operations" section below for further details of our financial results.
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

Under our antibody collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent in the United States and thus far have not exercised our option to co-promote Praluent outside the United States. We and Sanofi share profits and losses from sales of Praluent.

•
Dupixent (dupilumab) Injection. On March 28, 2017, the U.S. Food and Drug Administration (FDA) approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. The launch of Dupixent commenced in March following the FDA approval. Sanofi records product sales for Dupixent, and we and Sanofi share profits and losses from sales of Dupixent. We have exercised our option to co-promote Dupixent in the United States and thus far have not exercised our option to co-promote Dupixent outside the United States.

The United Kingdom (UK) Medicines & Healthcare products Regulatory Agency (MHRA) granted Promising Innovative Medicine (PIM) Designation to Dupixent in the short-term treatment of adult patients with severe atopic dermatitis. PIM Designation is the first step in a 2-step Early Access to Medicines Scheme process that allows patients to be treated with Dupixent in advance of formal regulatory approval. In July 2017, the European Medicine Agency's Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion for the marketing authorization of Dupixent, recommending its approval for use in adults with moderate-to-severe atopic dermatitis who are candidates for systemic therapy. In addition, in the first quarter of 2017, an application for marketing approval for Dupixent was submitted in Japan. Sanofi has additional regulatory applications for Dupixent for use in adult patients with atopic dermatitis pending in other countries.

•
Kevzara (sarilumab) Solution for Subcutaneous Injection. In January 2017, Health Canada approved Kevzara for the treatment of adult patients with moderately to severely active rheumatoid arthritis who have an inadequate response to or intolerance to one or more biologic or non-biologic disease modifying anti-rheumatic drugs (DMARDs). This was the first approval of Kevzara worldwide. On May 22, 2017, the FDA approved Kevzara for the treatment of adult patients with moderately to severely active rheumatoid arthritis who have an inadequate response or intolerance to one or more DMARDs. In June 2017, the European Commission granted marketing authorization for Kevzara in combination with methotrexate (MTX) for the treatment of moderately to severely active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to one or more DMARDs; Kevzara may be used as monotherapy in case of intolerance to MTX or when treatment with MTX is inappropriate.

Sanofi records product sales for Kevzara, and we and Sanofi share profits and losses from sales of Kevzara. We have exercised our option to co-promote Kevzara in the United States and thus far have not exercised our option to co-promote Kevzara outside the United States. In October 2016, an application for marketing approval for Kevzara was submitted in Japan, and Sanofi has additional regulatory applications for Kevzara for RA pending in other countries.

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

Marketed Products

Net Product Sales of Regeneron- Discovered Products(1)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
EYLEA in the United States	$919.5	$830.9	$1,773.9	$1,611.8
ARCALYST	4.6	3.3	8.5	6.6
Net product sales recorded by Regeneron	$924.1	$834.2	$1,782.4	$1,618.4

EYLEA outside of the United States(1)	$542.4	$486.2	$1,026.3	$905.1
EYLEA global	$1,461.9	$1,317.1	$2,800.2	$2,516.9

Net product sales recorded by Sanofi(1):
Praluent in the United States	$32.6	$20.5	$58.0	$30.3
Praluent outside of the United States	13.5	4.0	24.0	7.1
Praluent global	46.1	24.5	82.0	37.4
Dupixent	28.6	—	28.7	—
Kevzara	0.8	—	0.8	—
ZALTRAP	19.5	18.9	36.9	38.0
Net product sales recorded by Sanofi	$95.0	$43.4	$148.4	$75.4

(1) As described in the "Overview" section above, Bayer records net product sales of EYLEA outside the United States and Sanofi records global net product sales of Praluent, Dupixent, Kevzara, and ZALTRAP.

Programs in Clinical Development
We have 17 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of a Trap-based clinical program and fully human monoclonal antibody product candidates, as summarized below. In addition to the product candidates in clinical development described below, we have ongoing studies for our marketed products. Each of the antibodies in the table below was generated using our VelocImmune® technology. There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development (including any post-approval studies), uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, and changes in the competitive landscape affecting a product candidate. Refer to Part II, Item 1A, "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs.

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

Antibody-based Clinical Programs in Collaboration with Sanofi
Dupixent (dupilumab)
Antibody to the interleukin-4 receptor (IL-4R) alpha subunit. In clinical development in atopic dermatitis in pediatric patients ages 6 to 11 (Phase 2), asthma in adults and adolescents (Phase 3), nasal polyps (Phase 3), and eosinophilic esophagitis (EoE) (Phase 2). Phase 3 study in atopic dermatitis in adolescents (12-17 years of age) initiated in the first quarter of 2017. Phase 3 study in asthma in pediatrics (6-11 years of age) initiated in the second quarter of 2017.

Praluent
Antibody to PCSK9. In Phase 3 clinical development for LDL cholesterol reduction and for the prevention of cardiovascular events. In the second quarter of 2017, the FDA granted orphan drug designation for the treatment of homozygous familial hypercholesterolemia (HoFH).

Kevzara (sarilumab)
Antibody to the interleukin-6 receptor (IL-6R). In clinical development in Polyarticular-course Juvenile Idiopathic Arthritis (pcJIA) (Phase 2).
REGN2810
Antibody to programmed cell death protein 1 (PD-1). In clinical development in solid tumors and advanced hematologic malignancies (Phase 1) and advanced cutaneous squamous cell carcinoma (CSCC) (pivotal Phase 2). Phase 3 study in first-line treatment for non-small cell lung cancer (NSCLC) and potentially pivotal Phase 2 study in basal cell carcinoma (BCC) initiated in the second quarter of 2017. REGN2810 is also being studied in combination with other antibodies and treatments.

REGN3500
Antibody to interleukin-33 (IL-33) being developed for inflammatory diseases. Phase 1 studies in patients with asthma initiated in the first half of 2017.
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

Antibody-based Clinical Programs Developing Independently
Suptavumab (REGN2222)*
Antibody to the Respiratory Syncytial Virus-F (RSV-F) protein. In Phase 3 clinical development for prevention of RSV infection in infants.
Evinacumab (REGN1500)*
Antibody to Angptl-3. In Phase 2 clinical development for the treatment of HoFH and severe forms of hyperlipidemia. FDA granted orphan drug designation for the treatment of HoFH. In the first quarter of 2017, the FDA granted Breakthrough Therapy designation for the treatment of hypercholesterolemia in patients with HoFH.

Trevogrumab (REGN1033)*
Antibody to myostatin (GDF8). Phase 2 monotherapy study in patients with sarcopenia completed. In Phase 1 in combination with REGN2477 for muscle-wasting diseases.
REGN1908-1909*
Antibody to Feld1. In Phase 1 clinical development for the treatment of allergic disease.
REGN1979
Bispecific antibody against CD20 and CD3. In Phase 1 clinical development as monotherapy and in combination with REGN2810 in certain B-cell malignancies. In the second quarter of 2017, the FDA granted orphan drug designation in diffuse large B-cell lymphoma.

REGN3470-3471-3479***
Multi-antibody therapy to Ebola virus. In Phase 1 clinical development. FDA granted orphan drug designation for the treatment of Ebola virus infection.

Antibody-based Clinical Programs Developing Independently (continued)
REGN2477*
Antibody to Activin A being developed for Fibrodysplasia Ossificans Progressiva (FOP). FDA granted orphan drug designation for the treatment of FOP. In addition, in Phase 1 clinical development in combination with trevogrumab for muscle-wasting diseases. In the second quarter of 2017, the FDA granted Fast Track designation for the prevention and treatment of heterotopic ossification in patients with FOP.

REGN3918*
Antibody to complement 5 (C5) being developed for paroxysmal nocturnal hemoglobinuria (PNH). Phase 1 study in healthy volunteers initiated in the second quarter of 2017.

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

Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technologies, and to combine that foundation with our clinical development, manufacturing, and commercial capabilities. Our objective is to continue to be an integrated, multi-product biopharmaceutical company that provides patients and medical professionals with innovative options for preventing and treating human diseases.
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
Diabetic Retinopathy
Diabetic retinopathy is a complication of diabetes mellitus characterized by microvascular damage to the blood vessels in the retina. It can progress to PDR, where new, abnormal vessels that are susceptible to hemorrhage grow initially from the retina and/or optic disc and extend beyond the internal limiting membrane. PDR can subsequently lead to various vision-threatening complications such as vitreous hemorrhage, traction macular detachment, and NVG. There is currently no standard treatment for non-proliferative diabetic retinopathy in the absence of DME and patients are often observed until disease progresses sufficiently to warrant intraocular surgery (vitrectomy) or, more commonly, extensive laser treatment (panretinal photocoagulation (PRP)). PRP is utilized with the intent of preserving function of the central retina, but is inherently destructive to the peripheral retina and may result in a considerable loss of peripheral visual field.
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
Dupixent (dupilumab; IL-4R Antibody) for allergic and inflammatory conditions
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
In 2016, the Phase 3 LIBERTY AD CAFÉ study of Dupixent in severe atopic dermatitis was initiated, investigating two dose regimens of Dupixent (300 mg weekly and 300 mg every two weeks) with concomitant topical corticosteroids in adult patients with severe atopic dermatitis who are not adequately controlled with, or are intolerant to or ineligible for, oral cyclosporine A therapy. The primary endpoint of this study is the proportion of patients with a 75% or greater improvement from baseline in their EASI score. In April 2017, we and Sanofi announced that the results of the LIBERTY AD CAFÉ study were positive and demonstrated an acceptable safety profile. These results were submitted to the EMA and will be presented at an upcoming medical conference.
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
Asthma
Phase 3 Study. A Phase 3 trial, LIBERTY ASTHMA QUEST, in adult and adolescent patients with uncontrolled persistent asthma is fully enrolled. LIBERTY ASTHMA QUEST is expected to serve as the second required pivotal efficacy study for the sBLA for asthma, since, based on discussions with the FDA, the Phase 2b study will also be considered a pivotal efficacy study. LIBERTY ASTHMA QUEST is a global, placebo-controlled Phase 3 study that enrolled more than 1,900 patients with uncontrolled persistent asthma and is evaluating two doses of dupilumab, 200 mg and 300 mg, subcutaneously administered every other week.
In addition, LIBERTY ASTHMA VENTURE, a randomized Phase 3 study examining the ability of dupilumab to reduce oral corticosteroid use in patients with severe steroid-dependent asthma, is fully enrolled and is also planned to be included in the sBLA for asthma.
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

In the second quarter of 2017, we and Sanofi presented positive results from two Phase 3b/4 studies (ODYSSEY-INSULIN and ODYSSEY-DYSLIPIDEMIA) which evaluated Praluent in patients with diabetes. Both studies found that a majority of patients reached their lipid goals with Praluent 75 mg administered every two weeks, with an overall safety profile comparable to the ODYSSEY Phase 3 program.
Kevzara (sarilumab; IL-6R Antibody) for inflammatory diseases
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
REGN2810 (PD-1 Antibody) for cancer
Overview
The PD-1/PD-L1 pathway has emerged as a critical regulator of effective immune responses to a variety of cancers, and a number of agents blocking either PD-1 or PD-L1 have been approved. REGN2810 is a high-affinity anti-PD-1 human antibody that was generated using the Velocimmune platform. REGN2810 is being developed to provide a foundational component for a planned, diverse immuno-oncology portfolio. Initial efforts for approval are expected to be as monotherapy in selected indications, and subsequent development is expected to be focused on combinations with other anti-cancer agents.
Clinical Program
REGN2810 is in Phase 1 clinical development in a variety of malignancies as monotherapy or in combination with other antibodies or treatments. A pivotal Phase 2 study for the treatment of advanced CSCC was initiated in 2016. A Phase 3 study in first-line treatment for non-small cell lung cancer and a potentially pivotal Phase 2 study in BCC were initiated in the second quarter of 2017.
In June 2017, we and Sanofi announced positive preliminary results in patients with advanced CSCC. The data, pooled from two expansion cohorts of the REGN2810 Phase 1 trial, were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. Treatment with REGN2810 led to an investigator-assessed overall response rate (ORR) of 46.2% and a disease control rate (DCR) of 69.2%. The median progression-free survival and overall survival were not reached at the data cutoff date with a median follow up of 6.9 months (range: 1.1 to 13.8 months; ongoing). One patient experienced progressive disease during treatment with REGN2810 after the initial response, and two patients were not evaluable due to death, which was considered unrelated to REGN2810. Ten patients remain in response as of the data cutoff date (range: 8 to 40 weeks duration of response). The most common treatment-related adverse event of any grade was fatigue (23.1%). All grade 3 or higher adverse events occurred once and included arthralgia (3.8%), maculopapular rash (3.8%), asthenia (3.8%), aspartate aminotransferase (AST) elevation (3.8%), and alanine aminotransferase (ALT) elevation (3.8%). No apparent association between the objective response and level of PD-L1 (programmed death ligand 1) expression was found. These results are from 10 patients with distantly metastatic CSCC who were enrolled in one expansion cohort and 16 patients with inoperable (unresectable) locally or regionally advanced CSCC who were enrolled in a second expansion cohort.
In the second quarter of 2017, we and Inovio Pharmaceuticals, Inc. entered into a clinical and supply agreement for a Phase 1b/2a immuno-oncology trial. The study will be conducted by Inovio in patients with newly-diagnosed glioblastoma multiforme (GBM) and will evaluate REGN2810 in combination with Inovio's INO-5401 T cell activating immunotherapy encoding multiple antigens and INO-9012, an immune activator encoding IL-12. The trial is expected to begin later this year. Also in the second quarter of 2017, we and SillaJen, Inc. entered into a clinical and supply agreement for a Phase 1b dose-escalation study in renal cell carcinoma (RCC), or kidney cancer. The study will evaluate REGN2810 in combination with SillaJen's oncolytic vaccinia virus, Pexa-Vec, in patients with previously treated metastatic or unresectable renal cell carcinoma. The trial is expected to begin later this year in Korea, with expansion to sites in the United States.
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
Phase 3 Study. A Phase 3 long-term safety study in patients with pain due to osteoarthritis of the knee or hip was initiated in 2016. In addition, a Phase 3 efficacy study in patients with pain due to osteoarthritis of the knee or hip was initiated in the second quarter of 2017.
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
Collaboration Agreements
Collaborations with Sanofi
Antibodies. Since November 2007, we and Sanofi have been parties to a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement (Antibody Discovery Agreement) and a License and Collaboration Agreement (each as amended), collectively referred to as the Antibody Collaboration. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi is responsible for funding up to $130.0 million of our antibody discovery activities in 2017 to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. We lead the design and conduct of research activities under the Antibody Discovery Agreement, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug application (IND) or its equivalent, toxicology studies, and manufacture of preclinical and clinical supplies. Our Antibody Discovery Agreement with Sanofi will end on December 31, 2017 without any extension. Praluent (anti-PCSK9), Dupixent (anti-IL-4R), Kevzara (anti-IL-6R), REGN2810 (anti-PD-1), REGN3500 (anti-IL-33), and REGN3767 (anti-LAG-3) were discovered and initially developed under the Antibody Discovery Agreement. Praluent, Dupixent, Kevzara, and REGN3500 will continue to be developed, and commercialized as applicable, with Sanofi under the Antibody License and Collaboration Agreement. REGN2810 and REGN3767 will continue to be developed with Sanofi under the immuno-oncology collaboration. Upon expiration of the Antibody Discovery Agreement, we have the right to develop or continue to develop other product candidates discovered under this agreement independently or with other collaborators. The $130.0 million in annual funding from Sanofi under the Antibody Discovery Agreement is expected to be fully utilized by the end of the third quarter of 2017.
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
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Dupixent, Praluent, and Kevzara in the United States. We have not exercised our option to co-promote any of these antibodies outside the United States; however, we retain the right to do so at a future date subject to the terms of the collaboration agreement. We and Sanofi will equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.
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
Collaboration with Mitsubishi Tanabe Pharma
Fasinumab. In September 2015, we entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) providing MTPC with development and commercial rights to fasinumab in Japan, South Korea, Taiwan, Indonesia, Thailand, the Philippines, Malaysia, Singapore, Vietnam, Myanmar, and Sri Lanka (the MTPC Territories). In connection with the agreement, MTPC made a $10.0 million non-refundable up-front payment in 2015, and in 2016, MTPC made additional payments of $45.0 million and $15.0 million to us. In the second quarter of 2017, we earned a $30.0 million development milestone from MTPC, and we are entitled to receive up to an aggregate of $125.0 million in additional development milestone and other contingent payments.
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
Collaboration with Teva
Fasinumab. In September 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with MTPC (as described above). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016. We will lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. In the second quarter of 2017, we earned a $25.0 million development milestone from Teva, and we are entitled to receive up to an aggregate of $435.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our continued success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of Dupixent, Praluent, and Kevzara, as well as preparation for potential commercialization of other indications of dupilumab. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses, the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators, and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2017 to date were, and plans for the next twelve months are, as follows:

Trap-based Clinical Program:
		2017 Events to Date		2017-2018 Plans (next 12 months)
EYLEA	•	Bayer received regulatory approval for EYLEA for various indications and continued to pursue regulatory applications for marketing approval in additional countries	•	Bayer to submit for additional regulatory approvals outside the United States for various indications
			•	Regulatory agency decisions on applications outside the United States for various indications
			•	Complete patient enrollment in Phase 3 study for the treatment of NPDR in patients without DME
			•	Submit sBLA to FDA for every 12-week dosing interval in wet AMD

Antibody-based Clinical Programs:
		2017 Events to Date		2017-2018 Plans (next 12 months)
Dupixent (dupilumab; IL-4R Antibody)	•	Presented detailed results from one-year Phase 3 CHRONOS study at the Annual Meeting of the American Academy of Dermatology	•	Submit for additional regulatory approvals in atopic dermatitis outside the United States
	•	FDA approved Dupixent for the treatment of adults with moderate-to-severe atopic dermatitis	•	Regulatory agency decisions on atopic dermatitis applications outside of the United States, including in the EU
	•	Initiated Phase 3 study in adolescent patients (12-17 years of age) with atopic dermatitis	•	Initiate Phase 3 studies in pediatric patients in atopic dermatitis
	•	CHMP recommended approval of Dupixent for use in adult patients with atopic dermatitis	•	Report results from Phase 3 asthma program in adults and adolescents
	•	Regulatory applications submitted for atopic dermatitis in Japan and various other jurisdictions outside the United States	•	Submit sBLA for asthma in adult/adolescent patients
	•	Reported that the results from the LIBERTY AD CAFÉ study in atopic dermatitis were positive	•	Submit for EU regulatory approval in asthma in adult/adolescent patients
	•	Initiated Phase 3 study in pediatric patients (6-11 years of age) with asthma	•	Complete patient enrollment in Phase 3 study in nasal polyps
	•	Reported positive results from Phase 2 study in EoE	•	Initiate Phase 3 study in EoE
			•	Initiate Phase 2 study in food allergies
Praluent (PCSK9 Antibody)	•
Court issued a permanent injunction barring commercialization of Praluent in the United States beginning February 21, 2017. On February 8, 2017, an emergency motion to stay (suspend) the injunction pending appeal was granted.
			•	Complete and report results from ODYSSEY OUTCOMES study
			•	Submit for additional regulatory approvals outside the United States
			•	Regulatory agency decisions on applications outside the United States
	•	FDA approved sBLA for monthly dosing regimen	•	Initiate Phase 3 study in HoFH
	•	FDA granted orphan drug designation for treatment of HoFH	•	Decision from U.S. Court of Appeals for the Federal Circuit in the patent infringement litigation against Amgen
	•	Reported positive results from two Phase 3b/4 trials in patients with diabetes
Kevzara (sarilumab; IL-6R Antibody)	•	Regulatory applications submitted in various jurisdictions outside the United States	•	Submit for additional regulatory approvals outside of the United States
	•	Health Canada approved Kevzara for the treatment of adult patients with RA	•	Regulatory agency decisions on applications outside of the United States
	•	Resubmitted BLA and FDA accepted for review	•	Continue patient enrollment in Phase 2 study in pcJIA
	•	FDA approved Kevzara for the treatment of adult patients with RA
	•	European Commission granted marketing authorization for Kevzara for the treatment of adult patients with RA
Suptavumab (RSV-F Antibody)	•	Patient enrollment in Phase 3 study ended following completion of the Northern Hemisphere RSV season	•	Report results from Phase 3 study
			•	Initiate additional Phase 3 study

Antibody-based Clinical Programs (continued):
		2017 Events to Date		2017-2018 Plans (next 12 months)
REGN2810 (PD-1 Antibody)	•	Continued patient enrollment in Phase 1 and Phase 2 studies	•	Submit BLA for CSCC
	•	Reported positive preliminary results from Phase 1 trial in patients with advanced CSCC	•	Initiate Phase 3 study in cervical cancer
	•	Initiated Phase 3 study in first-line treatment for non-small cell lung cancer	•	Continue patient enrollment in various studies
	•	Initiated potentially pivotal Phase 2 study in BCC
Fasinumab (NGF Antibody)	•	Continued patient enrollment in Phase 3 long-term safety study in osteoarthritis	•	Continue patient enrollment in Phase 3 study in osteoarthritis
	•	Initiated Phase 3 efficacy study in osteoarthritis	•	Initiate Phase 3 study in chronic low back pain
Evinacumab (Angptl-3 Antibody)	•	FDA granted Breakthrough Therapy designation for the treatment of hypercholesterolemia in patients with HoFH	•	Initiate Phase 3 studies in HoFH
			•	Initiate Phase 2 study in severe hypertriglyceridemia
	•	Reported positive Phase 2 results at the National Lipid Association's Scientific Sessions	•	Initiate Phase 2 study in HeFH
	•	Data and analysis from genetics, preclinical, and clinical study published in the New England Journal of Medicine
Nesvacumab/aflibercept (Ang2 Antibody co-formulated with aflibercept)	•	Completed patient enrollment in Phase 2 ONYX study in wet AMD	•	Report results from Phase 2 studies
Trevogrumab (GDF8 Antibody)	•	Initiated Phase 1 combination therapy study with REGN2477	•	Complete Phase 1 study
	•	Completed patient enrollment in Phase 1 combination therapy study
REGN1908-1909 (Feld1 Antibody)			•	Continue early stage development
REGN1979 (CD20 and CD3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 study
	•	FDA granted orphan drug designation in diffuse large B-cell lymphoma
REGN3470-3471-3479 (Multi-antibody therapy to Ebola virus)	•	Completed Phase 1 study in healthy volunteers	•	Initiate additional healthy volunteer study
REGN2477 (Activin A Antibody)	•	FDA granted orphan drug designation for the treatment of FOP	•	Initiate Phase 2 study in patients with FOP
	•	FDA granted Fast Track designation for the prevention and treatment of heterotopic ossification in patients with FOP
REGN3500 (IL-33 Antibody)	•	Initiated Phase 1 studies in patients with asthma	•	Initiate Phase 2 study
	•	Completed Phase 1 study in healthy volunteers
REGN3767 (LAG-3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 study
REGN3918 (C5 Antibody)	•	Initiated Phase 1 study in healthy volunteers

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
Results of Operations
Three and Six Months Ended June 30, 2017 and 2016
Net Income

Net Income	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2017	2016		2017	2016
Revenues	$1,470.1	$1,212.6	$257.5	$2,789.1	$2,413.5	$375.6
Operating expenses	(919.8)	(921.0)	1.2	(1,808.3)	(1,792.5)	(15.8)
Other (expense) income, net	(24.5)	0.6	(25.1)	(22.7)	1.4	(24.1)
Income before income taxes	525.8	292.2	233.6	958.1	622.4	335.7
Income tax expense	(138.1)	(96.0)	(42.1)	(321.5)	(244.8)	(76.7)
Net income	$387.7	$196.2	$191.5	$636.6	$377.6	$259.0

Net income per share - diluted	$3.34	$1.69	$1.65	$5.51	$3.24	$2.27
Revenues

Revenues	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2017	2016		2017	2016
Net product sales in the United States:
EYLEA	$919.5	$830.9	$88.6	$1,773.9	$1,611.8	$162.1
ARCALYST	4.6	3.3	1.3	8.5	6.6	1.9
Sanofi and Bayer collaboration revenue:
Sanofi	222.1	163.4	58.7	432.5	383.1	49.4
Bayer	210.4	191.9	18.5	404.3	371.5	32.8
Other revenue	113.5	23.1	90.4	169.9	40.5	129.4
Total revenues	$1,470.1	$1,212.6	$257.5	$2,789.1	$2,413.5	$375.6
Net Product Sales
Net product sales of EYLEA in the United States increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, due to higher sales volume, partly offset by an increase in sales-related deductions primarily due to payer sales mix and new rebate programs.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions and credits/payments for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2016	$12.7	$29.5	$3.6	$45.8
Provision related to current period sales	38.9	41.2	9.5	89.6
Credits/payments	(28.5)	(42.3)	(8.6)	(79.4)
Balance as of March 31, 2017	23.1	28.4	4.5	56.0
Provision related to current period sales	39.4	48.8	11.1	99.3
Credits/payments	(39.4)	(48.2)	(12.7)	(100.3)
Balance as of June 30, 2017	$23.1	$29.0	$2.9	$55.0

Balance as of December 31, 2015	$6.4	$48.3	$0.5	$55.2
Provision related to current period sales	18.9	35.8	2.9	57.6
Credits/payments	(17.5)	(50.4)	(2.5)	(70.4)
Balance as of March 31, 2016	7.8	33.7	0.9	42.4
Provision related to current period sales	22.4	38.5	9.4	70.3
Credits/payments	(18.6)	(44.1)	(9.2)	(71.9)
Balance as of June 30, 2016	$11.6	$28.1	$1.1	$40.8
Sanofi Collaboration Revenue

Sanofi Collaboration Revenue	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Antibody:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	$44.0	$48.3	$92.1	$105.6
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	93.3	95.9	200.4	232.2
Reimbursement of Regeneron commercialization-related expenses	87.1	80.8	160.7	149.5
Regeneron's share of losses in connection with commercialization of antibodies	(122.3)	(122.1)	(230.7)	(221.5)
Other	31.2	8.1	42.5	15.7
Total Antibody	133.3	111.0	265.0	281.5
Immuno-oncology:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	39.0	22.6	77.2	42.7
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	29.1	9.8	49.6	18.9
Other	20.7	20.0	40.7	40.0
Total Immuno-oncology	88.8	52.4	167.5	101.6
Total Sanofi collaboration revenue	$222.1	$163.4	$432.5	$383.1

The lower reimbursement of antibody research and development costs in the first half of 2017, compared to the same period in 2016, was primarily due to decreased reimbursement levels for Dupixent (dupilumab) subsequent to the receipt of the first positive Phase 3 trial results, and U.S. regulatory approval, in accordance with the terms of our collaboration agreement.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, Kevzara, and Dupixent.
During the three and six months ended June 30, 2017 and 2016, we and Sanofi shared commercial expenses related to Praluent, Kevzara, and Dupixent in accordance with the companies' License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of losses in connection with the companies preparing to commercialize or commercializing, as applicable, Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue. During the three and six months ended June 30, 2017, compared to the same periods in 2016, Sanofi collaboration revenues were positively impacted by higher sales of Praluent and Dupixent (see table below) and a decrease in the collaborations' Praluent commercialization expenses, which were offset by an increase in the collaborations' Dupixent and Kevzara commercialization expenses. Sanofi provides us with an estimate of our share of the losses from preparing to commercialize, or commercialization (as applicable), of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. Sanofi records product sales for commercialized products.
The following table summarizes net product sales recorded by Sanofi:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Praluent in the United States	$32.6	$20.5	$58.0	$30.3
Praluent outside of the United States	13.5	4.0	24.0	7.1
Praluent global	46.1	24.5	82.0	37.4
Dupixent	28.6	—	28.7	—
Kevzara	0.8	—	0.8	—
In March 2017, the FDA approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis. In May 2017, the FDA approved Kevzara for the treatment of rheumatoid arthritis in adult patients, and in June 2017, the European Commission granted marketing authorization for Kevzara for the treatment of rheumatoid arthritis in adult patients.
Sanofi's reimbursement of immuno-oncology research and development costs under our IO Discovery Agreement increased in the second quarter and first half of 2017, compared to the same periods in 2016, primarily due to an increase in pre-clinical research activities for additional product candidates. Sanofi's reimbursement of immuno-oncology research and development costs under our IO License and Collaboration Agreement increased in the second quarter and first half of 2017, compared to the same periods in 2016, as we advanced the REGN2810 clinical program into late-stage development.
Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in 2015 in connection with the execution of the IO Collaboration agreements.

Bayer Collaboration Revenue

Bayer Collaboration Revenue	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$190.9	$167.5	$365.8	$313.3
Reimbursement of Regeneron EYLEA development expenses	2.3	2.2	4.8	5.0
Other	10.6	13.4	21.2	39.8
Total EYLEA	203.8	183.1	391.8	358.1
PDGFR-beta antibody:
Reimbursement of rinucumab/aflibercept development expenses	1.3	2.8	3.2	4.7
Other	—	2.6	—	5.2
Total PDGFR-beta antibody	1.3	5.4	3.2	9.9
Ang2 antibody:
Reimbursement of nesvacumab/aflibercept development expenses	3.1	2.1	5.1	2.1
Other	2.2	1.3	4.2	1.4
Total Ang2 antibody	5.3	3.4	9.3	3.5
Total Bayer collaboration revenue	$210.4	$191.9	$404.3	$371.5
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net product sales outside the United States	$542.4	$486.2	$1,026.3	$905.1
Regeneron's share of collaboration profit from sales outside the United States	204.7	181.0	393.2	340.4
Reimbursement of EYLEA development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(13.8)	(13.5)	(27.4)	(27.1)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$190.9	$167.5	$365.8	$313.3
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
Other EYLEA revenue primarily consists of reimbursement of other Regeneron EYLEA expenses, including reimbursements for producing EYLEA commercial supplies for Bayer. In addition, other EYLEA revenue in the first half of 2016 includes Bayer's share of royalties payable to Genentech pursuant to a license and settlement agreement in connection with sales of EYLEA outside the United States; the obligation to pay Genentech royalties on such sales ended in May 2016.
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

Other Revenue

Other Revenue	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Teva collaboration revenue:
Reimbursement of Regeneron research and development expenses	$31.4	—	$53.5	—
Substantive development milestone	25.0	—	25.0	—
Other	11.3	—	22.3	—
Total Teva collaboration revenue	67.7	—	100.8	—
Other revenue	45.8	$23.1	69.1	$40.5
Total other revenue	$113.5	$23.1	$169.9	$40.5
In September 2016, we and Teva entered into a collaboration agreement to develop and commercialize fasinumab. In the second quarter of 2017, we earned, and recognized as revenue, development milestones of $25.0 million and $30.0 million from Teva and MTPC, respectively. The revenue recognized in connection with the MTPC milestone is included in "Other revenue" in the table above.
Expenses

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(In millions)	2017	2016	(Decrease)	2017	2016	(Decrease)
Research and development	$510.0	$559.9	$(49.9)	$1,017.4	$1,030.0	$(12.6)
Selling, general, and administrative	306.9	292.0	14.9	603.8	581.7	22.1
Cost of goods sold	42.1	41.3	0.8	103.4	120.2	(16.8)
Cost of collaboration and contract manufacturing	60.8	27.8	33.0	83.7	60.6	23.1
Total operating expenses	$919.8	$921.0	$(1.2)	$1,808.3	$1,792.5	$15.8

Average headcount	5,578	4,758	820	5,541	4,615	926
Our average headcount in 2017 increased compared to 2016 principally in connection with expanding our manufacturing activities.
Operating expenses included a total of $121.3 million in the second quarter and $255.0 million in the first half of 2017, respectively, and $131.7 million in the second quarter and $273.9 million in the first half of 2016, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense).
Research and Development Expenses
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

Research and Development Expenses	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(In millions)	2017	2016*	(Decrease)	2017	2016*	(Decrease)
Direct research and development expenses:
Dupilumab	$50.3	$51.3	$(1.0)	$100.0	$116.9	$(16.9)
Praluent	18.6	21.5	(2.9)	39.9	39.8	0.1
REGN2810	29.6	10.3	19.3	44.6	16.3	28.3
Fasinumab	37.0	28.1	8.9	72.9	47.5	25.4
Suptavumab	7.2	5.3	1.9	14.4	10.0	4.4
Sarilumab	0.9	6.2	(5.3)	5.2	13.7	(8.5)
Other product candidates in clinical development and other research programs	55.8	140.7	(84.9)	113.2	203.2	(90.0)
Total direct research and development expenses	199.4	263.4	(64.0)	390.2	447.4	(57.2)
Indirect research and development expenses:
Payroll and benefits	147.6	141.5	6.1	293.2	279.4	13.8
Clinical manufacturing costs	95.8	97.7	(1.9)	203.2	186.9	16.3
Research, licensing, and other development costs	16.4	12.4	4.0	30.0	24.0	6.0
Occupancy and other operating costs	50.8	44.9	5.9	100.8	92.3	8.5
Total indirect research and development expenses	310.6	296.5	14.1	627.2	582.6	44.6
Total research and development expenses	$510.0	$559.9	$(49.9)	$1,017.4	$1,030.0	$(12.6)

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Direct research and development expenses increased for fasinumab and REGN2810 in the second quarter and first half of 2017, compared to the same periods in 2016, primarily due to continued enrollment in clinical studies and the initiation of additional REGN2810 clinical studies. Direct research and development expenses decreased for dupilumab in the first half of 2017, compared to the same period in 2016, as some later-stage clinical studies had been completed. For the three and six months ended June 30, 2016, direct research and development expenses includes the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia. Research and development expenses included Non-Cash Compensation Expense of $69.5 million and $143.1 million in the second quarter and first half of 2017, respectively, and $79.3 million and $157.4 million in the second quarter and first half of 2016, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in the first half of 2017 compared to the same periods in 2016, primarily due to higher headcount associated with preparing to launch Dupixent and Kevzara and an increase in commercialization-related expenses associated with EYLEA, Dupixent, and Kevzara, partly offset by lower commercialization-related expenses associated with Praluent and lower Non-cash Compensation Expense principally for the reason described under "Expenses" above. Selling, general, and administrative expenses included Non-Cash Compensation Expense of $44.7 million and $98.5 million in the second quarter and first half of 2017, respectively, and $47.7 million and $107.8 million in the second quarter and first half of 2016, respectively.
Cost of Goods Sold
Cost of goods sold decreased in the first half of 2017, compared to the same period in 2016, principally due to the fact that, effective May 2016, we are no longer obligated to pay royalties to Genentech based on U.S. sales of EYLEA. This decrease was partly offset by an increase in Limerick start-up costs. In addition, cost of goods sold included inventory write-offs and reserves totaling $9.1 million and $6.3 million in the first half of 2017 and 2016, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies and validating our commercial facilities in connection with our Sanofi and Bayer collaborations. In addition, cost of collaboration and contract manufacturing in the first half of 2016 included royalties payable to Genentech based on sales of EYLEA outside the United States (which ended in May 2016). Cost of collaboration and contract manufacturing included inventory write-offs and reserves totaling $31.4 million and $40.8 million in the second quarter and first half of 2017, respectively, primarily related to product that no longer met quality specifications. Cost of collaboration and contract manufacturing included inventory write-offs and reserves totaling $3.4 million and $5.4 million in the second quarter and first half of 2016, respectively.
Other Income and Expense
Other expenses in the second quarter of 2017 included an out-of-period adjustment resulting in the recognition of a $30.1 million loss on debt extinguishment related to the March 3, 2017 Tarrytown lease transaction. See Note 1 and Note 10 to our Condensed Consolidated Financial Statements.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Income tax expense	$138.1	$96.0	$321.5	$244.8
Effective tax rate	26.3%	32.9%	33.6%	39.3%
Our effective tax rate for the three and six months ended June 30, 2017 and the three months ended June 30, 2016 was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for increased research activities, partly offset by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee.
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

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,	December 31,	Increase
(In millions)	2017	2016	(Decrease)
Financial assets:
Cash and cash equivalents	$744.3	$535.2	$209.1
Marketable securities - current	523.5	503.5	20.0
Marketable securities - non-current	1,064.7	864.2	200.5
	$2,332.5	$1,902.9	$429.6

Working capital:
Current assets	$3,860.1	$3,180.2	$679.9
Current liabilities	1,029.0	1,241.5	(212.5)
	$2,831.1	$1,938.7	$892.4
Additionally, as of June 30, 2017, we had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
Sources and Uses of Cash for the Six Months Ended June 30, 2017 and 2016

	June 30,	June 30,	Increase
(In millions)	2017	2016	(Decrease)
Cash flows from operating activities	$325.3	$444.5	$(119.2)
Cash flows from investing activities	(310.6)	(369.7)	59.1
Cash flows from financing activities	194.3	(237.4)	431.7
Cash Flows from Operating Activities
Our net income of $636.7 million in the first half of 2017 included Non-cash Compensation Expense of $255.0 million. Deferred tax assets as of June 30, 2017 increased by $57.7 million, compared to December 31, 2016, primarily due to Non-cash Compensation Expense. Prepaid expenses and other assets increased by $77.2 million as of June 30, 2017 partially due to the development milestones of $25.0 million and $30.0 million earned from, and billed to, Teva and MTPC, respectively, in connection with the companies' fasinumab collaborations (as described above). Accounts payable, accrued expenses, and other liabilities decreased by $147.2 million as of June 30, 2017, compared to December 31, 2016, primarily due to the payment of income taxes partly offset by higher accruals for sales-related charges (including the Branded Prescription Drug Fee).
Our net income of $377.6 million in the first half of 2016 included Non-cash Compensation Expense of $273.9 million and the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia. In addition, deferred tax assets as of June 30, 2016 increased by $162.7 million, compared to December 31, 2015, primarily due to an increase in Non-cash Compensation Expense and deferred revenue. Prepaid expenses and other assets decreased by $57.1 million as of June 30, 2016, compared to December 31, 2015, primarily due to a decrease in prepaid income taxes. Deferred revenue increased by $65.9 million as of June 30, 2016, compared to December 31, 2015, primarily due to $60.0 million of payments received in 2016 from MTPC and the $50.0 million up-front payment from Bayer (as described above), partly offset by the amortization of up-front payments from Sanofi. Accounts payable, accrued expenses, and other liabilities increased by $133.9 million as of June 30, 2016, compared to December 31, 2015, primarily due to higher tax-related liabilities.

Cash Flows from Investing Activities
Capital expenditures were $105.3 million and $242.9 million in the first half of 2017 and 2016, respectively. Capital expenditures in the first half of 2017 primarily included costs in connection with renovations and additions to certain buildings at our Rensselaer, New York and Limerick, Ireland manufacturing facilities, as well as at our Tarrytown, New York laboratory and office facilities. Capital expenditures in the first half of 2016 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility, tenant improvement and associated costs at our leased Tarrytown, New York facilities, renovations to certain areas of our Rensselaer, New York manufacturing facilities, the purchase of an office building near our Rensselaer manufacturing facilities, and purchases of equipment. We expect to incur capital expenditures of approximately $145 million to $180 million during the second half of 2017 primarily in connection with continued renovations of our Limerick, Ireland facility, renovating our Tarrytown, New York facilities, and expanding our manufacturing facilities at our Rensselaer, New York facility.
Cash Flows from Financing Activities
In the first half of 2017, proceeds in connection with capital and facility lease obligations relate to our receipt of $57.0 million in connection with the March 2017 lease transaction as described below under "Tarrytown, New York Leases". In the first half of 2016, we paid an aggregate amount of $242.1 million to warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. No warrants remained outstanding as of December 31, 2016.
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of June 30, 2017.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of June 30, 2017.
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
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in our Credit Facility. We were in compliance with all covenants of the Participation Agreement and the Lease as of June 30, 2017.
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
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical programs). The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi is responsible for funding up to $130.0 million of our antibody discovery activities in 2017, which is expected to be fully utilized by the end of the third quarter of 2017. Our Antibody Discovery Agreement with Sanofi will end on December 31, 2017 and, therefore, funding from Sanofi under the Antibody Discovery Agreement will cease after 2017. See "Collaboration Agreements - Collaborations with Sanofi - Antibodies" above for further information.
We anticipate continuing to incur substantial commercialization costs for EYLEA, Dupixent, Praluent, and Kevzara. Commercialization costs over the next few years will depend on, among other things, whether or not our antibody product candidates in later stage clinical development receive regulatory approval, the market potential for product candidates, the commercialization terms of our collaboration agreements, if applicable (whereby commercialization costs may be shared with our collaborators), and whether we may be required to pay additional royalties or share the profits from sales of products pursuant to our license or collaboration agreements or otherwise.
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
Future Impact of Recently Issued Accounting Standards
See Note 15 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (filed February 9, 2017).
We have exposure to market risk for changes in interest rates, including the interest rate risk relating to our March 2017 variable rate Tarrytown, New York lease (as described in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases"). Our interest rate exposure is partially offset by our investments in marketable securities. In addition, during the second quarter of 2017, we began to further manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We continue to monitor our interest rate risk and will utilize additional derivative instruments and/or other strategies in the future to further mitigate our interest rate exposure.
We have hedged a portion of our floating interest rate exposure using interest rate swap and interest rate cap contracts (see Note 11 to our Condensed Consolidated Financial Statements). The following table summarizes the notional amounts of our outstanding interest rate swap and cap contracts as of June 30, 2017:

(In millions)	Notional Amount
Interest rate swap contracts	$20.0
Interest rate cap contracts	$20.0
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described in our Annual Report on Form 10-K for the year ended December 31, 2016 (filed February 9, 2017), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (filed May 4, 2017), and those described below. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see Part II, Item 1A. "Risk Factors," including the discussion under the headings entitled "Risks Related to Intellectual Property and Market Exclusivity," "Regulatory and Litigation Risks," and "Risks Related to Our Common Stock."
Proceedings Relating to '018 Patent
As previously reported, on March 11, 2014, we commenced patent infringement litigation against Merus B.V. in the United States District Court for the Southern District of New York, asserting our U.S. Patent No. 8,502,018 (the '018 Patent), which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse. On November 21, 2014, the United States District Court for the Southern District of New York issued its Opinion and Order on Claim Construction in the '018 Patent infringement litigation, in which it held the '018 Patent invalid and not infringed. On November 2, 2015, the United States District Court for the Southern District of New York issued an opinion and order finding that the '018 Patent was procured by inequitable conduct, thus rendering it unenforceable. On July 27, 2017, the United States Court of Appeals for the Federal Circuit affirmed the District Court's decision regarding inequitable conduct without deciding the issues of validity and infringement.

Proceedings Relating to Praluent (alirocumab) Injection
As previously reported, in the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the '165 Patent) and 8,859,741 (the '741 Patent), and seeks a permanent injunction to prevent us and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, Commercializing) Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware from March 8 to March 16, 2016. During the course of the trial, the court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of Regeneron and the Sanofi defendants that there was no willful infringement of the asserted patent claims by Regeneron or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the court issued a final opinion and judgment, denying our and the Sanofi defendants' motions for new trial and judgment as a matter of law. The court also denied as moot Amgen's motion to strike our and the Sanofi defendants' request to obtain a judgment as a matter of law, which allows the United States Court of Appeals for the Federal Circuit to address our and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, we and the Sanofi defendants filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. On January 18, 2017, the United States Court of Appeals for the Federal Circuit ordered an expedited briefing schedule of the appeal on the merits. On April 19, 2017, the United States District Court for the District of Delaware granted Amgen's motion to amend the judgment on an accounting of supplemental damages and enhancement of such damages if deemed appropriate, but deferred the order until after the United States Court of Appeals for the Federal Circuit issues a decision on the appeal. The briefing relating to the appeal to the United States Court of Appeals for the Federal Circuit was completed on March 31, 2017, and oral argument on the appeal was held on June 6, 2017.
As previously reported, on March 23 and March 24, 2016, the United States District Court for the District of Delaware held a permanent injunction hearing to determine whether Regeneron and the Sanofi defendants should be prohibited from Commercializing Praluent in the United States. On January 5, 2017, the court granted the permanent injunction but delayed its imposition for 30 days (subsequently extended to 45 days) from the date of grant (i.e., until February 21, 2017). On January 13, 2017, we and the Sanofi defendants filed an emergency motion for stay of the permanent injunction pending appeal with the United States Court of Appeals for the Federal Circuit; and, on February 8, 2017, the court granted the stay pending appeal.
As previously reported, on September 26, 2016, Amgen filed a lawsuit for infringement of its European Patent No. 2,215,124 (the '124 Patent) in the Tribunal de grande instance in Paris, France against us, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie, and Sanofi Chimie (subsequently added as a defendant). On April 10, 2017, the Company and the Sanofi parties filed briefs seeking invalidation of certain of the claims of the '124 Patent, and Amgen filed a response on July 28, 2017. Oral hearing on this infringement lawsuit is currently scheduled for June 29, 2018.
On May 19, 2017, Amgen filed a lawsuit for infringement of Amgen's Japanese Patent Nos. 5,906,333 (the '333 Patent) and 5,705,288 (the '288 Patent) in the Tokyo District Court Civil Division against Sanofi K.K. Amgen's complaint alleges that manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) infringe the '333 and '288 Patents. The complaint further seeks a permanent injunction, disposal of product, and court costs. We have not been named as a defendant in this litigation.
Proceedings Relating to Dupixent (dupilumab) Injection
As previously reported, on March 20, 2017, we, Sanofi-Aventis U.S. LLC, and Genzyme Corporation filed a complaint against Amgen and Immunex Corporation, a wholly owned subsidiary of Amgen, in the United States District Court for the District of Massachusetts seeking a declaratory judgment that our and the other plaintiffs' Commercializing of Dupixent does not directly or indirectly infringe U.S. Patent No. 8,679,487 (the '487 Patent) owned by Immunex Corporation relating to antibodies that bind the human interleukin-4 receptor. On May 1, 2017, we and the other plaintiffs filed a notice of voluntary dismissal of this action without prejudice.
As previously reported, on March 23, 2017, we, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review in the United States Patent and Trademark Office (USPTO) seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties initiated two additional inter partes reviews in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds.
As previously reported, on April 5, 2017, Immunex Corporation filed a complaint against us, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by our and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by us and the Sanofi parties. On June 28, 2017, we and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen, and Immunex and Amgen filed an answer on July 28, 2017.
Proceedings Relating to Shareholder Derivative Claims
As previously reported, on December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the then current and certain former non-employee members of our board of directors, the Chairman of the board of directors, our Chief Executive Officer, and our Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. On June 28, 2017, the court dismissed the plaintiff's claims with respect to certain compensation awarded in 2013 but denied the defendants' motion to dismiss the other claims set forth in the complaint. Pursuant to our By-Laws and the New York Business Corporation Law, expenses in connection with the foregoing are being advanced by us for the individual defendants.
As previously reported, on or about December 15, 2015, we received a shareholder litigation demand upon our board of directors made by a purported Regeneron shareholder. The demand asserts that the then current and certain former non-employee members of the board of directors and the Chairman of the board of directors excessively compensated themselves in 2013 and 2014. The demand requests that the board of directors investigate and bring legal action against these directors for breach of fiduciary duty, unjust enrichment, and corporate waste, and implement internal controls and systems designed to prohibit and prevent similar actions in the future. Our board of directors is evaluating the impact of the court's decision pertaining to the motion to dismiss discussed above on the board's response to this demand.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the six months ended June 30, 2017 and 2016, EYLEA net sales in the United States represented 64% and 67% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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

•
sufficient coverage of, and reimbursement for, EYLEA by third-party payers, including Medicare and Medicaid in the United States and other government and private payers in the United States and foreign jurisdictions;

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
The market for eye disease products is very competitive. For example, Novartis AG and Genentech/Roche are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis, for the treatment of various eye indications. Lucentis is approved in one or more jurisdictions for the treatment of wet AMD, macular edema following RVO (including CRVO and BRVO), DME, diabetic retinopathy, and mCNV. Competitors are also exploring the development of a biosimilar version of Lucentis; in particular, Pfenex Inc. is developing PF582 (a Phase 1b/2a trial in patients with wet AMD has been completed), Formycon AG (in collaboration with Bioeq GmbH) is developing FYB201 (currently in a Phase 3 trial in patients with wet AMD), and Samsung Bioepis is developing SB11 (currently in a Phase 3 trial in patients with wet AMD).
Other competitive or potentially competitive products include Allergan, Plc's Ozurdex® (dexamethasone) (approved by the FDA for the treatment of macular edema following RVO and for the treatment of DME) and Alimera Sciences, Inc's Iluvien® (fluocinolone ophthalmic implant) (approved by the FDA for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, Genentech/Roche is developing a Lucentis port delivery system implant (currently in a Phase 2 study in patients with wet AMD). Novartis is developing RTH258 (ESBA1008), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and announced in June 2017 that two Phase 3 studies of RTH258 met their primary endpoint of non-inferiority to EYLEA. Allergan is developing abicipar pegol for wet AMD and related conditions (currently studied in Phase 3 trials against Lucentis as a comparator drug). Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bi-specific antibody (RG7716) targeting both VEGF and Ang2 for wet AMD and DME (currently in Phase 2 trials for both indications). Competitors are also developing eye-drop formulations, oral therapies, and gene/cell therapies for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
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
Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and there is a risk that third parties may attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for its approved indications. We are aware of claims by third parties, including those based on published clinical data, that ZALTRAP (ziv-aflibercept) may be safely administered to the eye.
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
Under the terms of our license and collaboration agreement with Bayer (which is terminable by Bayer at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination), we rely on Bayer for sales, marketing, and distribution of EYLEA in countries outside the United States. If we and Bayer are unsuccessful in continuing to commercialize EYLEA, our ability to sustain profitability would be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Therefore, termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA, particularly outside the United States. For additional information regarding our collaboration with Bayer, see "Risks Related to Our Reliance on Third Parties - If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed" below.
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

Risks Related to Commercialization of Our Antibody-based Products (Dupixent, Praluent, and Kevzara)
If we or Sanofi are unable to successfully commercialize Dupixent, Praluent, or Kevzara, our business, prospects, operating results, and financial condition may be materially harmed.
We expect that the commercial success of Dupixent, Praluent, and Kevzara will depend on many factors, including the following (as applicable):

•
effectiveness of the commercial strategy in and outside the United States for the marketing of these products, including pricing strategy and the effectiveness of efforts to obtain, and the timing of obtaining, adequate third-party reimbursements;

•
our and Sanofi's ability to differentiate these products from competitive products (including, in the case of Kevzara, Genentech/Roche's Actemra® (tocilizumab) and, in the case of Praluent, Amgen's Repatha® (evolocumab)), as well as product candidates currently in clinical development;

•
the outcome of the pending patent infringement proceedings relating to Dupixent (described further in Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and this report), and other risks relating to Dupixent associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below;

•
the outcome of the pending patent infringement proceedings relating to Praluent initiated by Amgen against us and Sanofi (described further in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and this report), and other risks relating to Praluent associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below;

•
sufficient coverage of, and reimbursement for, these products by third-party payers, including Medicare and Medicaid in the United States and other government and private payers in the United States and foreign jurisdictions;

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

More detailed information about the risks related to the commercialization of Dupixent, Praluent, and Kevzara is provided in the risk factors below.
We and Sanofi are subject to significant ongoing regulatory obligations and oversight with respect to Dupixent, Praluent, and Kevzara. If we or Sanofi fail to maintain regulatory compliance for Dupixent, Praluent, or Kevzara, the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition.
We and Sanofi are subject to significant ongoing regulatory obligations and oversight with respect to Dupixent, Praluent, and Kevzara for their currently approved indications in the United States, EU, and other countries. If we or Sanofi fail to maintain regulatory compliance for Dupixent, Praluent, or Kevzara for the currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies, such as, in the case of Praluent, the ongoing ODYSSEY OUTCOMES trial, or for any of the other reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.

Serious complications or side effects in connection with the use of Dupixent, Praluent, or Kevzara could materially harm our business, prospects, operating results, and financial condition.
Serious complications or serious, unexpected side effects in connection with the use of Dupixent, Praluent, or Kevzara could materially harm our business, prospects, operating results, and financial condition. For additional information about some of these risks, see "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Serious complications or side effects in connection with the use of our products and in clinical trials for our product candidates and new indications for our marketed products could cause our regulatory approvals to be revoked or limited or lead to delay or discontinuation of development of our product candidates or new indications for our marketed products, which could severely harm our business, prospects, operating results, and financial condition" below.
Sales of Dupixent, Praluent, and Kevzara are dependent on the availability and extent of reimbursement from third-party payers in the United States and other countries, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition.
Sales in the United States of Dupixent, Praluent, and Kevzara are dependent, in large part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of Dupixent, Praluent, and Kevzara in other countries are dependent, in large part, on similar reimbursement mechanisms and programs in those countries.
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria. For example, pharmacy benefit management companies often develop formularies to reduce their cost for medications. The breadth of the products covered by formularies varies considerably from one pharmacy benefit management company to another. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of Dupixent, Praluent, and Kevzara. If Dupixent, Praluent, or Kevzara is not included within an adequate number of formularies, adequate reimbursement levels are not provided, the eligible insured patient population for Dupixent, Praluent, or Kevzara is limited, or a key payer refuses to provide reimbursement for Dupixent, Praluent, or Kevzara in a particular jurisdiction altogether, this could have a material adverse effect on our and Sanofi's ability to commercialize the applicable product.
In the United States, there also is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of Dupixent, Praluent, and Kevzara. Since Dupixent, Praluent, and Kevzara are too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers in the United States and other countries, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize the applicable product will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "Risks Related to Commercialization of Products - The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining and maintaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition" below.
The commercial success of Dupixent, Praluent, and Kevzara is subject to strong competition.
There is significant actual and potential future competition for Dupixent. A number of companies are developing antibodies that, if approved, may compete with Dupixent in its current or potential future indications, including Roche (an antibody against IL-13), AstraZeneca PLC (antibodies against IL-4R, IL-5R, and IL-13), Galderma S.A. (an antibody against IL-31R), and Amgen (in collaboration with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). GSK's Nucala® (mepolizumab) and Teva's Cinqair® (reslizumab), both of which are antibodies against IL-5, may also compete with Dupixent in its current or potential future indications. We are also aware of companies developing or marketing small molecules that may compete with Dupixent in its current or potential future indications. These include Pfizer Inc.'s EucrisaTM (crisaborole), a topical ointment that competes with Dupixent in the atopic dermatitis indication.

There also is significant actual and potential future competition for Praluent. Amgen's PCSK9 program is currently the most advanced of the competitors, having already received regulatory approvals in jurisdictions including the U.S., the EU, and Japan for its PCSK9 inhibitor Repatha. Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Other companies with development programs for injectables against PCSK9 include Alnylam Pharmaceuticals, Inc. (in collaboration with The Medicines Company), which has a clinical program underway with inclisiran, an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. Certain late-stage inhibitors of cholesterylester transfer protein (CETP), such as Merck & Co., Inc's anacetrapib, lower LDL-C and may be launched with supporting data from outcomes trials prior to the completion of our own outcomes trial for Praluent. Other oral agents for lowering LDL-C that may potentially compete with Praluent include bempedoic acid, which is being developed by Esperion Therapeutics, Inc.; and gemcabene, which is being developed by Gemphire Therapeutics, Inc.
Kevzara also faces competition from actual and potential future products. Genentech/Roche is marketing an antibody against IL-6R (Actemra) for the treatment of rheumatoid arthritis that competes with Kevzara. In addition, several other companies, including Johnson & Johnson, Alder Biopharmaceuticals, Inc. (in collaboration with Vitaeris Inc.), Ablynx, R-Pharm, and Bird Rock Bio, Inc. have antibodies against IL-6 or IL-6R in clinical development. Further, oral, small-molecule JAK inhibitors such as Pfizer's Xeljanz® (tofacitinib) and Eli Lilly's Olumiant® (baricitinib) may pose a competitive threat for Kevzara.
We rely on our Antibody Collaboration with Sanofi for commercializing Dupixent, Praluent, and Kevzara.
In accordance with the terms of our Antibody Collaboration with Sanofi, we have elected to co-promote Dupixent, Kevzara, and Praluent with Sanofi in the United States. As such, we continue to rely in part on Sanofi's sales and marketing organization in the United States. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of Dupixent, Praluent, or Kevzara (as applicable) may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent, Praluent, and Kevzara in the United States. For example, Sanofi records product sales for Dupixent, Praluent, and Kevzara in the United States, serves as the lead regulatory party for certain products and product candidates included in the Antibody Collaboration (e.g., is responsible for regulatory filings and negotiations relating to such products and product candidates) in the United States, and may lead negotiations with payors relating to such products and product candidates. We also rely on Sanofi for sales, marketing, and distribution of Dupixent, Praluent, and Kevzara in countries outside the United States. If we or Sanofi are unsuccessful in commercializing Dupixent, Praluent, or Kevzara, or if Sanofi terminates the Antibody Collaboration with us, our business, prospects, operating results, and financial condition may be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for Dupixent, Praluent, and Kevzara. Therefore, termination of our Antibody Collaboration would create substantial new and additional risks to the successful commercialization of Dupixent, Praluent, and Kevzara, particularly outside the United States. For additional information regarding our Antibody Collaboration with Sanofi, see "Risks Related to Our Reliance on Third Parties - If any of our collaborations with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed" below.
Sales of Dupixent, Praluent, and Kevzara recorded by Sanofi could be reduced by imports from countries where these products may be available at lower prices.
Sales of Dupixent, Praluent, and Kevzara recorded by Sanofi in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under our Antibody Collaboration with Sanofi and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our Antibody Collaboration with Sanofi, pricing and reimbursement for Dupixent, Praluent, and Kevzara outside the United States is the responsibility of Sanofi. Prices for Dupixent, Praluent, and Kevzara in territories outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of Dupixent, Praluent, and Kevzara in the United States that are recorded by Sanofi may be reduced if the applicable product marketed in those bordering nations is imported into the United States. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of Dupixent, Praluent, and Kevzara in a particular market or the sales recorded by Sanofi, thereby adversely affecting our results of operations. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from Dupixent, Praluent, or Kevzara sales could be reduced.

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
Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our product collaborators, or third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance, the FDA can impose regulatory sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For example, on October 28, 2016, the FDA issued a Complete Response Letter relating to the BLA for Kevzara, which referred to certain deficiencies identified during a routine cGMP inspection of the Sanofi facility in Le Trait, France where Kevzara is filled and finished; while the BLA for Kevzara has since been approved by the FDA, this delayed the FDA approval of Kevzara. For additional information, see "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates), difficulty in enrolling and maintaining subjects in a clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to Good Laboratory Practices (GLPs) or GCPs. A clinical trial may fail because it did not include and retain a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
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
Furthermore, some of our product candidates (such as REGN2810) are studied in combination with agents and treatments developed by us or our collaborators. There may be additional risks and unforeseen safety issues resulting from such combined administration, any of which may materially adversely impact clinical development of these product candidates and our ability to obtain regulatory approval.
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
Dupilumab is being studied in additional indications, including atopic dermatitis in adolescent and pediatric patients, asthma in adults and adolescents, nasal polyps, and eosinophilic esophagitis. There is no guarantee that marketing approval of dupilumab in any of these indications will be successfully obtained. The side effects previously reported for dupilumab include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, and cold sores. These and other complications or side effects could harm further development and/or commercialization of dupilumab.
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
There also are risks inherent in subcutaneous injections (which are used for administering our antibody-based products and product candidates, including Dupixent, Praluent, and Kevzara), such as injection-site reactions (including redness, itching, swelling, pain, and tenderness) and other side effects. These and other complications or side effects could harm further development and/or commercialization of our antibody-based products and product candidates, including Dupixent, Praluent, or Kevzara.
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
Many of our products are intended to be used and, if approved, our product candidates may be used in combination with drug-delivery devices, which may result in additional regulatory and other risks.
Many of our products (including Dupixent, Praluent, and Kevzara) are used and, if approved, some of our product candidates may be used in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. The success of our product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications is not a well-established area, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply the devices; to conduct the studies required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic, or device. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. Although a single marketing application is generally sufficient for the approval, clearance, or licensure of a combination product, the FDA may determine that separate marketing applications are necessary. In addition, submitting separate marketing applications may be necessary to receive some benefit that accrues only from approval under a particular type of application. This could significantly increase the resources and time required to bring a particular combination product to market.

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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we are currently party to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and this report; and patent infringement proceedings relating to Dupixent, as described in Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and this report. In addition, we are currently party to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287, our European Patent No. 2,264,163, and our U.S. Patent No. 8,502,018, all of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and this report (as applicable).
We are aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies; antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis with such antibodies; antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies; and antibodies to PD-1 and methods of treating cancer with such antibodies. In addition to Dupixent (dupilumab), Praluent (alirocumab), and Kevzara (sarilumab), our late-stage antibody-based pipeline includes suptavumab, an antibody targeting RSV-F; fasinumab, an antibody to NGF; and REGN2810, an antibody to PD-1, intended for the treatment of certain cancer indications including advanced cutaneous squamous cell carcinoma. With respect to Dupixent, we are aware of certain patents owned by Immunex Corporation, a wholly owned subsidiary of Amgen. These patents include U.S. Patent No. 8,679,487 (currently subject to the patent infringement proceedings described in Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and this report) and European Patent No. 2,292,665 (the '665 Patent) and are generally directed to antibodies that bind to IL-4R. On September 30, 2016, Sanofi initiated a revocation proceeding to invalidate the U.K. counterpart of the '665 Patent in the United Kingdom. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending EPO opposition proceedings initiated by us and Sanofi in relation to the '665 Patent. The original patent term of the Immunex patents is set to expire in 2021.
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

Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could result in our being unable to continue to successfully commercialize EYLEA, to successfully commercialize Dupixent, Praluent, and Kevzara and, if approved, our product candidates or other indications for our marketed products, and to advance our clinical pipeline.
Our manufacturing facilities would be inadequate to produce the active pharmaceutical ingredients of (a) our current marketed products, including EYLEA, Dupixent, Praluent, and Kevzara, and (b) our antibody-based product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to rely on our collaborators, as well as contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products to the extent such quantities are not manufactured at our own facility. As we increase our production in anticipation of potential regulatory approval for our late-stage antibody-based product candidates, our current manufacturing capacity will likely not be sufficient, and we may depend on our collaborators or contract manufacturers, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our collaborators, contract manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
We have commenced construction of additional manufacturing space at our Rensselaer, New York site to increase our manufacturing capacity. In addition, we have acquired and are renovating a 400,000 square foot facility in Limerick, Ireland to expand our manufacturing capacity to support our global supply chain. In the future, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing activities. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures and various regulatory approvals and permits. In addition, the Limerick, Ireland facility remains subject to securing certain governmental permits, and there is no guarantee that we will be able to obtain the remaining required permits in the contemplated timeframe, or at all. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, including EYLEA, Dupixent, Praluent, and Kevzara, and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

Our ability to manufacture products may be impaired if any of our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture products in our Rensselaer, New York facilities and at additional facilities (such as the Limerick, Ireland facility) in the future, or to utilize third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
If sales of EYLEA, Dupixent, Praluent, or Kevzara do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties.
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
We and our third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facility in Rensselaer, New York, including EYLEA, Dupixent, Praluent, Kevzara, ZALTRAP, and ARCALYST, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our late-stage product candidates or new indications for our marketed products. For example, on October 28, 2016, the FDA issued a Complete Response Letter relating to the BLA for Kevzara, which referred to certain deficiencies identified during a routine cGMP inspection of the Sanofi fill-and-finish facility in Le Trait, France. While the BLA for Kevzara has since been approved by the FDA, this delayed the FDA approval of Kevzara. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.
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
For a description of additional risks relating specifically to the commercialization of EYLEA, Dupixent, Praluent, and Kevzara, see above under "Risks Related to Commercialization of EYLEA" and "Risks Related to Commercialization of Our Antibody-based Products (Dupixent, Praluent, and Kevzara)" (as applicable).

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
There is also significant actual and potential future competition for Dupixent, Praluent, and Kevzara, as described in greater detail above under "Risks Related to Commercialization of Our Antibody-based Products (Dupixent, Praluent, and Kevzara) - The commercial success of Dupixent, Praluent, and Kevzara is subject to strong competition."
Our earlier-stage clinical candidates in development are all fully human monoclonal antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in collaboration with Eli Lilly) is developing an antibody-based product candidate against NGF. For RSV, AstraZeneca (in collaboration with AbbVie Inc.) commercializes an antibody against RSV-F protein, Synagis® (palivizumab); and other antibodies are in clinical development, including by Sanofi Pasteur SA (in collaboration with AstraZeneca). We are also aware of several companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. For REGN2810, there are several competitors that are marketing or developing antibodies against PD-1 and/or PDL-1, including Bristol-Myers Squibb Company (Opdivo® (nivolumab)), Merck (Keytruda® (pembrolizumab)), Roche (Tecentriq® (atezolizumab)), AstraZeneca (Imfinzi® (durvalumab)), Pfizer (Bavencio® (avelumab)), Novartis (PDR001), and TESARO, Inc. (TSR-042).
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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the three months ended June 30, 2017, product sales to three customers accounted on a combined basis for 99% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
For additional risks relating to commercialization of EYLEA, Dupixent, Praluent, and Kevzara outside the United States, see also "Risks Related to Commercialization of EYLEA - We rely on our collaboration with Bayer for commercializing EYLEA" and "Risks Related to Commercialization of Our Antibody-based Products (Dupixent, Praluent, and Kevzara) - We rely on our Antibody Collaboration with Sanofi for commercializing Dupixent, Praluent, and Kevzara" (as applicable).
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

As part of the PPACA, the federal government requires that pharmaceutical manufacturers record any "transfers of value" made to U.S. prescribers and certain other healthcare providers and teaching hospitals. Information provided by companies is aggregated and posted annually on an "Open Payments" website, which is managed by CMS, the agency responsible for implementing these disclosure requirements. We will need to continue to dedicate significant resources to comply with these requirements and to be prepared to comply with additional reporting obligations outside of the United States that may apply in the future. The PPACA also includes various provisions designed to strengthen fraud-and-abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, several states have legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition. Additionally, access to such data by fraud-and-abuse investigators and industry critics may draw scrutiny to our collaborations with reported entities.
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
We rely heavily on funding from Sanofi to support certain research and development programs, including our immuno-oncology research and development programs. Sanofi has committed to reimburse us for up to (i) $130.0 million of the costs of our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets under our Antibody Discovery Agreement in 2017 and (ii) $825.0 million of the costs of our efforts to identify and validate potential immuno-oncology targets and develop fully-human therapeutic antibodies against such targets under the IO Discovery and Development Agreement over the term of the IO Discovery and Development Agreement. Sanofi also initially funds almost all of the development expenses incurred in connection with the clinical development of product candidates (i) that Sanofi elects to co-develop with us under our Antibody Collaboration and (ii) for which Sanofi is the principal controlling party under our IO Collaboration. In addition, Sanofi initially funds half of the development expenses incurred in connection with the clinical development of product candidates for which we are the principal controlling party under our IO Collaboration. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us under our Antibody Collaboration (such as Dupixent, Praluent, and Kevzara) or for which Sanofi is the principal controlling party under our IO Collaboration, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining and maintaining regulatory approval. Following regulatory approval, we also rely on Sanofi to lead (i) the commercialization efforts to support all of the antibody-based products that are co-developed by Sanofi and us under our Antibody Collaboration and (ii) the commercialization efforts outside the Unites States to support all products that are co-developed by Sanofi and us under our IO Collaboration (as well as the commercialization efforts in the United States to support all products for which Sanofi is the principal controlling party under our IO Collaboration).
If Sanofi does not elect to co-develop the product candidates that we discover or opts out of their development under our Antibody Collaboration or our IO Collaboration, unless we enter into a collaboration agreement with another party, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody-based products. For example, Sanofi has elected not to continue co-development of fasinumab, suptavumab, and trevogrumab, and decided not to opt in to the evinacumab and other programs. In addition, after 2017, we will be required to fund our antibody discovery activities and the research and preclinical development activities of our drug candidates, as Sanofi’s funding obligations under the Antibody Discovery Agreement will cease.
If Sanofi terminates the License and Collaboration Agreement or the IO Collaboration or fails to comply with its payment obligations under any of our collaborations, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates that it elects to co-develop, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for products commercialized under our Antibody Collaboration, such as Dupixent, Praluent, and Kevzara (see also "Risks Related to Commercialization of Products - If we need to establish commercial capabilities outside the United States and are unable to do so, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the License and Collaboration Agreement would create substantial new and additional risks to the successful development and commercialization of Dupixent, Praluent, and Kevzara, particularly outside the United States.

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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; George D. Yancopoulos, M.D., Ph.D., our President and Chief Scientific Officer; and Neil Stahl, Ph.D., our Executive Vice President, Research and Development. As we continue to commercialize EYLEA, Dupixent, Praluent, and Kevzara and, assuming the receipt of required regulatory approvals, other products, we are also highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.

Information Technology Risks
Significant disruptions of information technology systems or breaches of data security could adversely affect our business.
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, internal and external malicious intrusion, and computer viruses, which may impact product production and key business processes. We also have outsourced significant elements of our information technology infrastructure and operations to third parties, which may allow them to access our confidential information and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.
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
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources and borrowing availability under our revolving credit facility, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. In addition, our expenses may increase for many reasons, including expenses in connection with the commercialization of our marketed products and the potential commercial launches of our product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing of antibody-based product candidates we are developing on our own (without a collaborator), and expenses for which we are responsible in accordance with the terms of our collaboration agreements.
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
As of June 30, 2017, we had $744.3 million in cash and cash equivalents and $1,588.2 million in marketable securities (including $60.4 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
Risks Related to Our Common Stock
Our stock price is extremely volatile.
There has been significant volatility in our stock price and generally in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:

•	net product sales of our marketed products, in particular EYLEA and Dupixent, as well as our overall operating results;

•	if any of our product candidates or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;

•	market acceptance of, and the market share for, our marketed products, especially EYLEA and Dupixent;

•	whether our net products sales and net profits underperform, meet, or exceed the expectations of investors or analysts;

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2017, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 48.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2017. As of June 30, 2017, Sanofi beneficially owned 23,641,744 shares of our Common Stock, representing approximately 22.5% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our Antibody Discovery Agreement with Sanofi relating to our Antibody Collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2017, holders of Class A Stock held 15.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2017:

•
our current executive officers and directors beneficially owned 10.6% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2017, and 21.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2017; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 48.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2017. In addition, these five shareholders plus our Chief Executive Officer held approximately 53.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2017.

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
In addition, once Sanofi reaches 20% ownership of our outstanding shares of Class A Stock and Common Stock (taken together) (which, as noted below, occurred in April 2014), we are required under the amended and restated investor agreement to appoint an individual agreed upon by us and Sanofi to our board of directors. Subject to certain exceptions, we are required to use our reasonable efforts (including recommending that our shareholders vote in favor) to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains an equity interest in us that is the lower of (i) the highest percentage ownership Sanofi attains following its acquisition of 20% of our outstanding shares of Class A Stock and Common Stock (taken together) and (ii) 25% of our outstanding shares of Class A Stock and Common Stock (taken together). This designee is required to be "independent" of our company, as determined under NASDAQ rules, and not to be a current or former officer, director, employee, or paid consultant of Sanofi. In April 2014, Sanofi notified us that it had reached the 20% ownership threshold and designated an initial director designee. Following the election and subsequent resignation of the initial designee, in January 2017, the board of directors elected N. Anthony Coles, M.D. as a successor Sanofi designee. Dr. Coles has been elected as a Class II director and his current term expires at the 2020 annual shareholder meeting.
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
Similarly, under our 2016 ANG2 license and collaboration agreement with Bayer, Bayer is bound by certain "standstill" provisions, which contractually prohibit Bayer from seeking to influence the control of our company or acquiring more than 20% of our outstanding Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the fifth anniversary of the expiration or earlier termination of the agreement; (ii) the public announcement of a tender offer, exchange offer, or other proposal that would constitute a change of control of our company; (iii) the acquisition by a third party or a group of third parties (other than by Dr. Schleifer or his affiliates) of more than 20% of the voting power of our outstanding Class A Stock and Common Stock (taken together); (iv) the issuance of shares of capital stock to another party (other than to an underwriter in a public offering) that would result in such party's having more than 7% of the voting power of our outstanding Class A Stock and Common Stock (taken together) unless such third party enters into a standstill agreement containing terms substantially similar to the standstill obligations of Bayer; or (v) other specified events, such as a liquidation or dissolution of our company.
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
In addition, our Change in Control Severance Plan and the employment agreement with our Chief Executive Officer, each as amended and restated, provide for severance benefits in the event of termination as a result of a change in control of our company. Also, stock options issued under our Second Amended and Restated 2000 Long-Term Incentive Plan, our 2014 Long-Term Incentive Plan, and our Amended and Restated 2014 Long-Term Incentive Plan may become fully vested in connection with a "change in control" of our company, as defined in the plans. Further, under the amended and restated investor agreement between us and Sanofi, we are required under certain circumstances to appoint an individual agreed upon by us and Sanofi to our board of directors and to use our reasonable efforts to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains a specified equity interest in us. As described above under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management," a Sanofi designee has in the past served, and a successor Sanofi designee currently serves, on our board of directors. These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table reflects shares of Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under one of our long-term incentive plans in the second quarter of 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

6/1/2017-6/30/2017	33	$472.21	—	—
ITEM 5. OTHER INFORMATION
Termination of PDGF Agreement with Bayer
On July 31, 2017, we and Bayer HealthCare LLC (Bayer) agreed to terminate the License and Collaboration Agreement, dated as of January 10, 2014 (the PDGF Agreement). The PDGF Agreement governed our collaboration with Bayer for the joint development and commercialization outside the United States of antibody product candidates to PDGFR-beta, including in combination with aflibercept, for the treatment of ocular diseases or disorders. As we previously reported, in a Phase 2 study evaluating rinucumab (an antibody to PDGFR-beta) co-formulated with aflibercept in patients with wet AMD, the combination therapy did not demonstrate an improvement in best corrected visual acuity compared to intravitreal aflibercept injection monotherapy at 12 weeks, and the clinical development of this combination therapy was discontinued.
This termination does not impact our other collaborations with Bayer or its affiliated entities, including the 2006 license and collaboration agreement for the global development and commercialization outside the United States of EYLEA (as amended) and the 2016 license and collaboration agreement governing the joint development and commercialization of nesvacumab (an antibody product candidate to Ang2) (see Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Collaboration Agreements - Collaborations with Bayer").

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1+
Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Registration Statement on Form S-8 for Regeneron Pharmaceuticals, Inc. filed June 12, 2017.)

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
______

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 3, 2017	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)