Form 10-Q
period 2017-09-30
REGENERON PHARMACEUTICALS INC
filed 2017-11-08
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of October 20, 2017:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,456
Common Stock, $.001 par value	105,528,158

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$792,065	$535,203
Marketable securities	586,879	503,481
Accounts receivable - trade, net	1,532,693	1,343,368
Accounts receivable from Sanofi	217,478	92,989
Accounts receivable from Bayer	221,278	175,263
Inventories	641,588	399,356
Prepaid expenses and other current assets	143,761	130,528
Total current assets	4,135,742	3,180,188

Marketable securities	1,327,303	864,260
Property, plant, and equipment, net	2,274,529	2,083,421
Deferred tax assets	927,023	825,303
Other assets	36,618	20,294
Total assets	$8,701,215	$6,973,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$818,426	$879,096
Capital and facility lease obligations	—	129,557
Deferred revenue from Sanofi, current portion	187,036	115,267
Deferred revenue - other, current portion	132,832	116,397
Other current liabilities	334	1,178
Total current liabilities	1,138,628	1,241,495

Capital and facility lease obligations	702,317	351,569
Deferred revenue from Sanofi	408,786	503,474
Deferred revenue - other	274,666	327,298
Other long-term liabilities	125,225	100,385
Total liabilities	2,649,622	2,524,221

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,456 in 2017 and 2016	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 109,255,150 in 2017 and 107,860,567 in 2016	109	108
Additional paid-in capital	3,570,673	3,029,993
Retained earnings	2,773,214	1,748,222
Accumulated other comprehensive income (loss)	23,835	(12,840)
Treasury Stock, at cost; 3,763,868 shares in 2017 and 2016	(316,240)	(316,240)
Total stockholders' equity	6,051,593	4,449,245
Total liabilities and stockholders' equity	$8,701,215	$6,973,466

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statements of Operations
Revenues:
Net product sales	$957,367	$857,468	$2,739,745	$2,475,869
Sanofi collaboration revenue	245,175	144,392	677,670	527,500
Bayer collaboration revenue	236,625	191,298	640,919	562,786
Other revenue	61,506	26,964	231,446	67,445
	1,500,673	1,220,122	4,289,780	3,633,600

Expenses:
Research and development	529,749	543,047	1,547,159	1,573,089
Selling, general, and administrative	306,766	270,045	910,520	851,760
Cost of goods sold	46,388	29,901	149,774	150,090
Cost of collaboration and contract manufacturing	57,844	14,327	141,547	74,923
	940,747	857,320	2,749,000	2,649,862

Income from operations	559,926	362,802	1,540,780	983,738

Other income (expense):
Other income, net	11,861	3,575	2,048	8,937
Interest expense, net	(6,182)	(496)	(19,084)	(4,387)
	5,679	3,079	(17,036)	4,550

Income before income taxes	565,605	365,881	1,523,744	988,288

Income tax expense	(177,288)	(101,077)	(498,752)	(345,881)

Net income	$388,317	$264,804	$1,024,992	$642,407

Net income per share - basic	$3.64	$2.53	$9.66	$6.14
Net income per share - diluted	$3.32	$2.27	$8.84	$5.51

Weighted average shares outstanding - basic	106,706	104,833	106,108	104,586
Weighted average shares outstanding - diluted	117,028	116,466	115,994	116,567

Statements of Comprehensive Income
Net income	$388,317	$264,804	$1,024,992	$642,407
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	21,485	(8,103)	36,645	(11,471)
Unrealized gain on cash flow hedges	2	—	30	—
Comprehensive income	$409,804	$256,701	$1,061,667	$630,936

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,024,992	$642,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,960	75,845
Non-cash compensation expense	380,144	405,320
Other non-cash charges and expenses, net	44,016	13,586
Deferred taxes	(108,242)	(190,327)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(359,829)	(176,079)
Increase in inventories	(235,645)	(99,706)
(Increase) decrease in prepaid expenses and other assets	(28,209)	34,857
(Decrease) increase in deferred revenue	(59,116)	282,176
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(28,908)	107,438
Total adjustments	(284,829)	453,110
Net cash provided by operating activities	740,163	1,095,517

Cash flows from investing activities:
Purchases of marketable securities	(883,748)	(606,153)
Sales or maturities of marketable securities	379,275	192,091
Capital expenditures	(164,963)	(361,486)
Net cash used in investing activities	(669,436)	(775,548)

Cash flows from financing activities:
Proceeds in connection with capital and facility lease obligations	57,000	5,085
Payments in connection with capital and facility lease obligations	(19,925)	(1,853)
Repayments of convertible senior notes	—	(12,650)
Payments in connection with reduction of outstanding warrants	—	(242,117)
Proceeds from issuance of Common Stock	226,892	89,777
Payments in connection with Common Stock tendered for employee tax obligations	(77,832)	(46,954)
Net cash provided by (used in) financing activities	186,135	(208,712)

Net increase in cash and cash equivalents	256,862	111,257

Cash and cash equivalents at beginning of period	535,203	809,102

Cash and cash equivalents at end of period	$792,065	$920,359

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
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
2. Product Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Product Sales in the United States	2017	2016	2017	2016
EYLEA®	$953,279	$853,588	$2,727,132	$2,465,369
ARCALYST®	4,088	3,880	12,613	10,500
Net Product Sales	$957,367	$857,468	$2,739,745	$2,475,869
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the three and nine months ended September 30, 2017 and 2016. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Besse Medical, a subsidiary of AmerisourceBergen Corporation	51%	54%	51%	56%
McKesson Corporation	29%	28%	29%	28%
Curascript SD Specialty Distribution, a subsidiary of Express Scripts	19%	17%	19%	15%

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions and credits/payments for these sales-related deductions during the nine months ended September 30, 2017 and 2016.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2016	$12,712	$29,465	$3,674	$45,851
Provisions	121,599	140,860	33,518	295,977
Credits/payments	(108,811)	(136,272)	(21,444)	(266,527)
Balance as of September 30, 2017	$25,500	$34,053	$15,748	$75,301

Balance as of December 31, 2015	$6,419	$48,313	$517	$55,249
Provisions	63,510	113,755	22,812	200,077
Credits/payments	(62,503)	(135,483)	(19,587)	(217,573)
Balance as of September 30, 2016	$7,426	$26,585	$3,742	$37,753
3. Collaboration Agreements
a. Sanofi
The collaboration revenue the Company earned from Sanofi is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Sanofi Collaboration Revenue	2017	2016	2017	2016
Antibody:
Reimbursement of Regeneron research and development expenses	$128,539	$131,389	$421,056	$469,223
Reimbursement of Regeneron commercialization-related expenses	90,339	64,418	251,002	213,957
Regeneron's share of losses in connection with commercialization of antibodies	(98,315)	(112,001)	(328,998)	(333,530)
Other	41,848	4,360	84,338	19,999
Total Antibody	162,411	88,166	427,398	369,649
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	61,649	36,226	188,408	97,851
Other	21,115	20,000	61,864	60,000
Total Immuno-oncology	82,764	56,226	250,272	157,851
	$245,175	$144,392	$677,670	$527,500

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
Under the License and Collaboration Agreement, agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. Consequently, during the three months ended September 30, 2017 and 2016, the Company recognized as research and development expense $22.6 million and $27.9 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recognized as research and development expense $68.2 million and $80.2 million, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to Praluent®, Kevzara® (sarilumab), and Dupixent® (dupilumab).
"Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of internal and external costs in connection with commercializing Praluent, Kevzara, and Dupixent. During the same periods that the Company recorded reimbursements from Sanofi related to the Company's commercialization expenses, the Company also recorded its share of losses in connection with the companies commercializing Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue.
In March 2017, the U.S. Food and Drug Administration ("FDA") approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis, and in September 2017, the European Commission granted marketing authorization for Dupixent for use in adults with moderate-to-severe atopic dermatitis who are candidates for systemic therapy. In May 2017, the FDA approved Kevzara for the treatment of adult patients with moderately to severely active rheumatoid arthritis, and in June 2017, the European Commission granted marketing authorization for Kevzara for the treatment of rheumatoid arthritis in adult patients.
Immuno-Oncology
In July 2015, the Company and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement ("IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). Pursuant to the IO Discovery Agreement, Sanofi will reimburse the Company for up to $200.0 million in 2017 to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Under the terms of the IO License and Collaboration Agreement, the parties are co-developing the Company's antibody product candidate targeting the receptor known as programmed cell death protein 1, or PD-1 ("cemiplimab"). The parties share equally, on an ongoing basis, development expenses for cemiplimab.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

b. Bayer
The collaboration revenue the Company earned from Bayer is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Bayer Collaboration Revenue	2017	2016	2017	2016
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$205,367	$170,854	$571,126	$484,181
Reimbursement of Regeneron EYLEA development expenses	6,053	2,219	10,833	7,186
Other	15,714	6,077	36,910	45,924
Total EYLEA	227,134	179,150	618,869	537,291
Ang2 antibody and PDGFR-beta antibody:
Reimbursement of development expenses	7,325	7,433	15,614	14,165
Other	2,166	4,715	6,436	11,330
Total Ang2 antibody and PDGFR-beta antibody	9,491	12,148	22,050	25,495
	$236,625	$191,298	$640,919	$562,786
EYLEA outside the United States
Under the terms of the license and collaboration agreement with Bayer for the global development and commercialization outside the United States of EYLEA, Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, the Company is entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales. In addition, the Company and Bayer share the funding of agreed-upon EYLEA development costs.
Ang2 antibody outside the United States
In March 2016, the Company entered into an agreement with Bayer governing the joint development and commercialization outside the United States of nesvacumab, an antibody product candidate to angiopoietin-2 (Ang2), including REGN910-3 (Ang2 in combination with aflibercept), for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to the Company and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States. The $50.0 million up-front payment was initially recorded as deferred revenue, and is being recognized ratably as revenue over the related performance period.
PDGFR-beta antibody outside the United States
In 2014, the Company entered into a license and collaboration agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), including REGN2176-3, a combination product candidate comprised of an antibody to PDGFR-beta co-formulated with aflibercept. The agreement provided that the Company would conduct the initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, upon which Bayer would have a right to opt-in to license and collaborate on further development and commercialization outside the United States. Effective in the first quarter of 2017, the Company discontinued clinical development of REGN2176-3, and on July 31, 2017, the Company and Bayer agreed to terminate this collaboration agreement.
c. Mitsubishi Tanabe Pharma
In 2015, the Company and Mitsubishi Tanabe Pharma Corporation ("MTPC") entered into a collaboration agreement providing MTPC with development and commercial rights to fasinumab, the Company's nerve growth factor antibody in late-stage clinical development, in certain Asian countries. In connection with the agreement, MTPC made a $10.0 million non-refundable up-front

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

payment, which was initially recorded as deferred revenue, and is being recognized ratably as revenue over the related performance period. In the first quarter of 2016, MTPC made additional payments totaling $60.0 million to the Company, which were recorded as deferred revenue and are being recognized ratably as revenue over the same performance period as the up-front payment.
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
The Company recognized revenue of $40.2 million and $141.0 million for the three and nine months ended September 30, 2017, respectively, and $5.2 million for the three months ended September 30, 2016, in connection with the Teva Collaboration Agreement. In the second quarter of 2017, the Company earned, and recognized as a substantive milestone, a $25.0 million development milestone from Teva upon initiation of a Phase 3 trial.
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
e. Adicet Bio
In July 2016, the Company entered into a license and collaboration agreement with Adicet Bio, Inc., a privately held company, to develop next-generation engineered immune-cell therapeutics with fully human chimeric antigen receptors ("CARs") and T-cell receptors ("TCRs") directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. The Company collaborates with Adicet to identify and validate targets, and to develop a pipeline of engineered immune-cell therapeutics for selected targets. In connection with the execution of the agreement, the Company made a $25.0 million up-front payment to Adicet, which was recorded as research and development expense in the third quarter of 2016, and is obligated to provide Adicet with research funding over the course of a five-year research term.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income - basic	$388,317	$264,804	$1,024,992	$642,407
Effect of dilutive securities:
Convertible senior notes - interest expense and amortization of discount and note issuance costs	—	—	—	397
Net income - diluted	$388,317	$264,804	$1,024,992	$642,804

(Shares in thousands)
Weighted average shares - basic	106,706	104,833	106,108	104,586
Effect of dilutive securities:
Stock options	9,809	10,156	9,386	10,340
Restricted stock	513	479	500	474
Convertible senior notes	—	—	—	81
Warrants	—	998	—	1,086
Dilutive potential shares	10,322	11,633	9,886	11,981
Weighted average shares - diluted	117,028	116,466	115,994	116,567

Net income per share - basic	$3.64	$2.53	$9.66	$6.14
Net income per share - diluted	$3.32	$2.27	$8.84	$5.51
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2017	2016	2017	2016
Stock options	4,515	7,687	8,892	7,842
Restricted stock	—	19	—	19
Convertible senior notes	—	3	—	—

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

5. Marketable Securities
Marketable securities as of September 30, 2017 and December 31, 2016 consist of both debt securities of investment grade issuers as well as equity securities.
The following tables summarize the Company's investments in marketable securities:

	Amortized	Unrealized		Fair
As of September 30, 2017	Cost Basis	Gains	Losses	Value
Corporate bonds	$1,564,391	$2,789	$(2,691)	$1,564,489
U.S. government and government agency obligations	189,647	56	(645)	189,058
Municipal bonds	4,614	—	(8)	4,606
Commercial paper	61,464	—	—	61,464
Certificates of deposit	6,525	—	—	6,525
Equity securities	57,251	30,789	—	88,040
	$1,883,892	$33,634	$(3,344)	$1,914,182

As of December 31, 2016
Corporate bonds	$1,076,964	$630	$(4,743)	$1,072,851
U.S. government and government agency obligations	132,923	58	(641)	132,340
Municipal bonds	7,663	1	(20)	7,644
Commercial paper	63,074	1	—	63,075
Certificates of deposit	42,612	—	—	42,612
Equity securities	57,251	5,551	(13,583)	49,219
	$1,380,487	$6,241	$(18,987)	$1,367,741
The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed as of September 30, 2017 mature at various dates through September 2022. The fair values of debt security investments by contractual maturity consist of the following:

	September 30, 2017	December 31, 2016
Maturities within one year	$586,879	$503,481
Maturities after one year through five years	1,239,263	815,041
	$1,826,142	$1,318,522

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

	Less than 12 Months		12 Months or Greater		Total
As of September 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$675,374	$(2,111)	$110,545	$(580)	$785,919	$(2,691)
U.S. government and government agency obligations	141,393	(591)	6,943	(54)	148,336	(645)
Municipal bonds	4,105	(8)	—	—	4,105	(8)
	$820,872	$(2,710)	$117,488	$(634)	$938,360	$(3,344)

As of December 31, 2016
Corporate bonds	$759,222	$(4,685)	$36,407	$(58)	$795,629	$(4,743)
U.S. government and government agency obligations	81,170	(641)	—	—	81,170	(641)
Municipal bonds	7,141	(20)	—	—	7,141	(20)
Equity securities	36,417	(13,583)	—	—	36,417	(13,583)
	$883,950	$(18,929)	$36,407	$(58)	$920,357	$(18,987)
There were no realized losses on sales of marketable securities, and realized gains were not material, for the three and nine months ended September 30, 2017. Realized gains and losses on sales of marketable securities were not material for the three and nine months ended September 30, 2016.
As it relates to marketable securities, for the three and nine months ended September 30, 2017 and 2016, amounts reclassified from accumulated other comprehensive income (loss) into other (expense) income, net were related to realized gains and losses on sales.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Corporate bonds	$1,564,489	—	$1,564,489
U.S. government and government agency obligations	189,058	—	189,058
Municipal bonds	4,606	—	4,606
Commercial paper	61,464	—	61,464
Certificates of deposit	6,525	—	6,525
Equity securities	88,040	$88,040	—
	$1,914,182	$88,040	$1,826,142

As of December 31, 2016
Available-for-sale marketable securities:
Corporate bonds	$1,072,851	—	$1,072,851
U.S. government and government agency obligations	132,340	—	132,340
Municipal bonds	7,644	—	7,644
Commercial paper	63,075	—	63,075
Certificates of deposit	42,612	—	42,612
Equity securities	49,219	$49,219	—
	$1,367,741	$49,219	$1,318,522
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and nine months ended September 30, 2017 and 2016.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and nine months ended September 30, 2017 and 2016. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the nine months ended September 30, 2017 and 2016.
The fair value of interest rate swap and interest rate cap contracts, which were recorded within other assets (non-current) and other long-term liabilities, was not material as of September 30, 2017 (see Note 11). The fair value of these contracts was determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including London Interbank Offered Rate ("LIBOR") and interest rate swap rates.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$187,029	$92,287
Work-in-process	217,448	202,301
Finished goods	23,958	13,334
Deferred costs	213,153	91,434
	$641,588	$399,356
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
Accounts payable	$153,946	$134,984
Accrued payroll and related costs	166,102	153,086
Accrued clinical trial expenses	119,608	91,753
Accrued sales-related charges, deductions, and royalties	167,467	159,985
Income taxes payable	126,612	235,776
Other accrued expenses and liabilities	84,691	103,512
	$818,426	$879,096
9. Debt
a. Convertible Debt
In the first nine months of 2016, the Company settled conversion obligations for $12.7 million principal amount of the Company's convertible senior notes (the "Notes") that was previously surrendered for conversion. Consequently, in the first nine months of 2016, the Company paid $12.7 million in cash and issued 118,822 shares of Common Stock. In addition, the Company allocated $47.1 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholders' equity. The loss on the debt extinguishment in connection with the Notes that were surrendered for conversion during the first nine months of 2016 was not material. As a result of these Note conversions, in the first nine months of 2016, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 118,808 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $10.0 million, as Treasury Stock during the first nine months of 2016.
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
In February 2016, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder. The reduction in the number of warrants was determined based on the number of warrants with respect to which the warrant holder closed out its hedge position, provided that the warrant holder did not effect any purchases at a price per share exceeding $375.00 per share, during the period starting on February 22, 2016 and ending no later than May 5, 2016. The Company was able to settle, at its option, any payments due under the amendment agreement in cash or by delivering shares of Common Stock. As a result of the warrant holder closing out a portion of its hedge position during the first nine months of 2016, the Company paid a total of $106.9 million to reduce the number of warrants held by such warrant holder by 403,665.
b. Credit Facility
In 2015, the Company entered into an agreement with a syndicate of lenders which provides for a $750.0 million senior unsecured five-year revolving credit facility. As of September 30, 2017, the Company had no borrowings outstanding under the credit facility and was in compliance with all credit facility covenants.
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
As a result of entering into the lease agreement with BAL, the premises that were classified as a capital lease as of December 31, 2016 were reassessed. As described above, the Company has the option to purchase the Facility, and as a result, the Company is deemed to have continuing involvement in such premises. Accordingly, these premises continue to be classified as a capital lease, with the related property, plant, and equipment and capital lease liability remaining on the Company's Condensed Consolidated Balance Sheet. In addition, as described above, upon entering into the lease agreement, the Company began to lease space occupied by third-party tenants. The lease of such premises is also classified as a capital lease. The execution of the March 2017 lease agreement did not impact the balance sheet classification for the Build-to-Suit Buildings. However, during the first nine months of 2017, the Company recorded a $30.1 million loss on extinguishment of debt associated with the Build-to-Suit Buildings, and a corresponding decrease to property, plant and equipment. In the aggregate, the Company recorded $720.0 million of capital and facility lease obligations upon execution of the lease agreement for the Facility.
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in the Company's credit facility (see Note 9). The Company was in compliance with all covenants of the Participation Agreement and the Lease as of September 30, 2017.
11. Derivative Instruments and Hedging Activities
The Company is exposed to market fluctuations in interest rates, including those in connection with its March 2017 lease agreement (see Note 10). During the three and nine months ended September 30, 2017, the Company entered into interest rate swap and interest rate cap agreements to manage a portion of such interest rate risk. All of the Company’s derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes.
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
The following table summarizes the notional amounts of the Company's outstanding interest rate swap and cap agreements as of September 30, 2017:

Notional Amount
Interest rate swap contracts	$75,000
Interest rate cap contracts	$75,000
As it relates to cash flow hedges, for the three and nine months ended September 30, 2017, amounts of gains and losses recognized in other comprehensive income (loss), and amounts reclassified from accumulated other comprehensive income (loss) into interest expense, net, were not material. As of September 30, 2017, the amounts expected to be reclassified out of accumulated other comprehensive income into interest expense over the next 12 months is not expected to be material. For the three and nine months ended September 30, 2017, there were no gains or losses recorded related to the ineffective portion of the derivative instruments.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

12. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $177.3 million and $101.1 million for the three months ended September 30, 2017 and 2016, respectively, and $498.8 million and $345.9 million for the nine months ended September 30, 2017 and 2016, respectively. The Company's effective tax rate was 31.3% and 27.6% for the three months ended September 30, 2017 and 2016, respectively, and 32.7% and 35.0% for the nine months ended September 30, 2017 and 2016, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2017 and 2016 was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for research activities, offset by the negative impact of losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee. The Company's effective tax rate for the three months ended September 30, 2016 was also positively impacted by changes to tax reserves.
The Company also recorded an income tax provision of $6.4 million and $6.5 million in its Statement of Comprehensive Income for the three and nine months ended September 30, 2017, respectively, primarily related to unrealized gains on available-for-sale marketable securities. The Company recorded an income tax benefit of $3.3 million in its Statement of Comprehensive Income for the nine months ended September 30, 2016 primarily related to unrealized losses on available-for-sale marketable securities; such amount for the three months ended September 30, 2016 was not material.
13. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable and accrued expenses as of September 30, 2017 and December 31, 2016 were $24.5 million and $28.2 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses as of September 30, 2016 and December 31, 2015 were $33.9 million and $50.7 million, respectively, of accrued capital expenditures.
The Company recognized an additional capital lease obligation of $201.2 million in connection with the Company's lease of additional premises at its Tarrytown, New York facility during the nine months ended September 30, 2017 (see Note 10). No such amount was recognized during the nine months ended September 30, 2016.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

In the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware (the "District Court") from March 8 to March 16, 2016. During the course of the trial, the District Court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the District Court issued a final opinion and judgment, denying the Company and the Sanofi defendants' motions for new trial and judgment as a matter of law. The District Court also denied as moot Amgen's motion to strike the Company and the Sanofi defendants' request to obtain a judgment as a matter of law, which allowed the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") to address the Company and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, the Company and the Sanofi defendants filed a notice of appeal with the Federal Circuit. On April 19, 2017, the District Court granted Amgen's motion to amend the judgment on an accounting of supplemental damages and enhancement of such damages if deemed appropriate, but deferred the order until after the Federal Circuit issued a decision on the appeal. Oral argument on the appeal was held on June 6, 2017. On October 5, 2017, the Federal Circuit reversed in part the District Court's decision, remanded for a new trial on the issues of written description and enablement, and, as discussed below, vacated the District Court's permanent injunction. In addition, it affirmed the District Court's ruling that Amgen's patents were not obvious. The Federal Circuit further concluded the Company and the Sanofi defendants were not entitled to judgment as a matter of law on the issues of written description and enablement on this record.
On January 5, 2017, the District Court granted a permanent injunction prohibiting Regeneron and the Sanofi defendants from Commercializing Praluent in the United States but subsequently delayed its imposition until February 21, 2017. The Federal Circuit stayed the injunction pending appeal on February 8, 2017 and vacated it on October 5, 2017.
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
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany, seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. Oral hearing on this infringement lawsuit was held on October 19, 2017.
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
Proceedings Relating to Dupixent (dupilumab) Injection
On March 20, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation filed a complaint against Amgen and Immunex Corporation, a wholly owned subsidiary of Amgen, in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the Company's and the other plaintiffs' commercializing of Dupixent does not directly or indirectly infringe U.S. Patent No. 8,679,487 (the "'487 Patent") owned by Immunex Corporation relating to antibodies that bind the human interleukin-4 receptor. On May 1, 2017, the Company and the other plaintiffs filed a notice of voluntary dismissal of this action without prejudice.
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the "Additional IPR Petitions"). On October 4, 2017, the Patent Trial and Appeal Board of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. The Additional IPR Petitions are still pending.
On April 5, 2017, Immunex Corporation filed a complaint against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by the Company and the Sanofi parties. On June 28, 2017, the Company and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen (which was amended on October 31, 2017 to, among other things, add an inequitable conduct allegation), and Immunex and Amgen filed an answer to the counterclaims on July 28, 2017. A jury trial has been scheduled to start on March 19, 2019.
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
On or about December 15, 2015, the Company received a shareholder litigation demand upon the Company's board of directors made by a purported Regeneron shareholder. On or about November 3, 2017, the Company received a second shareholder litigation demand upon the Company's board of directors made by another purported Regeneron shareholder, which is substantially similar to the December 15, 2015 shareholder litigation demand. The demands assert that the then current and certain former non-employee members of the board of directors and the Chairman of the board of directors excessively compensated themselves in 2013 and 2014. The demands request that the board of directors investigate and bring legal action against these directors for breach of fiduciary duty, unjust enrichment, and corporate waste, and implement internal controls and systems designed to prohibit and

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

prevent similar actions in the future. The Company's board of directors is evaluating the impact of the court's decision pertaining to the motion to dismiss discussed above on the board's response to these demands.
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
15. Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, which, along with subsequent amendments to ASU 2014-09 issued by the FASB, will replace existing revenue recognition guidance. The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. To achieve that core principle, an entity must identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. The new standard will be effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than 2017 for calendar year-end entities. The standard allows for two transition methods - retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption (modified retrospective method). The Company has substantially completed its impact assessment, and does not currently expect the new standard to have a material impact on total revenues. However, substantive development milestones, which were previously recognized in the period when the milestone was achieved, will be recognized over the remaining performance period under the new standard. In connection with adopting the new standard, the Company does not anticipate implementing changes to its systems or internal controls. The Company expects to adopt the standard using the modified retrospective method, and continues to evaluate the impact of the new guidance on its financial statement disclosures.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The new standard requires a lessee to recognize in its balance sheet (for both finance and operating leases) a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the Company's financial statements, including related disclosures. The Company expects the new standard will have a significant impact on its internal controls, systems, and processes.
In August 2017, the FASB issued Accounting Standard Update 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments expand and refine hedge accounting for both financial and non-financial risk components, align the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the implementation of the amendments to have an impact on the Company's financial statements in connection with its current derivative instruments.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, cemiplimab, and fasinumab; the likelihood and timing of achieving any of our anticipated clinical development milestones; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Dupixent, Praluent, Kevzara, cemiplimab, and fasinumab; the extent to which the results from the research and development programs conducted by us or our collaborators may be replicated in other studies and lead to therapeutic applications; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA, Dupixent, Praluent, and Kevzara), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties to perform filling, finishing, packaging, labeling, distribution, and other steps related to our products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto, including without limitation the patent litigation proceedings relating to Dupixent and Praluent described further in Part II, Item 1. "Legal Proceedings" of this report. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Our total revenues were $1,500.7 million in the third quarter and $4,289.8 million in the first nine months of 2017, compared to $1,220.1 million in the third quarter and $3,633.6 million in the first nine months of 2016. Our net income was $388.3 million, or $3.32 per diluted share, in the third quarter and $1,025.0 million, or $8.84 per diluted share, in the first nine months of 2017, compared to net income of $264.8 million, or $2.27 per diluted share, in the third quarter and $642.4 million, or $5.51 per diluted share, in the first nine months of 2016. Refer to the "Results of Operations" section below for further details of our financial results.

We currently have six products that have received marketing approval:

•
EYLEA (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, is available in the United States, European Union (EU), Japan, and certain other countries outside the United States for the treatment of neovascular age-related macular degeneration (wet AMD), diabetic macular edema (DME), macular edema following retinal vein occlusion (RVO), which includes macular edema following central retinal vein occlusion (CRVO) and macular edema following branch retinal vein occlusion (BRVO). EYLEA is also available in the EU, Japan, and certain other countries outside the United States for the treatment of myopic choroidal neovascularization (mCNV) and in the United States for the treatment of diabetic retinopathy in patients with DME. Bayer has additional regulatory applications for EYLEA for various indications pending in other countries, including EYLEA for the treatment of wet AMD and DME in China.

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

•
Dupixent (dupilumab) Injection. On March 28, 2017, the the U.S. Food and Drug Administration (FDA) approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. The launch of Dupixent commenced in March following the FDA approval. Sanofi records product sales for Dupixent, and we and Sanofi share profits and losses from sales of Dupixent. We have exercised our option to co-promote Dupixent in the United States and thus far have not exercised our option to co-promote Dupixent outside the United States.

In September 2017, the European Commission granted marketing authorization for Dupixent for use in adults with moderate-to-severe atopic dermatitis who are candidates for systemic therapy. In addition, in the first quarter of 2017, an application for marketing approval for Dupixent was submitted in Japan. Sanofi has additional regulatory applications for Dupixent for use in adult patients with atopic dermatitis pending in other countries.

•
Praluent (alirocumab) Injection is available in the United States where it is indicated as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia (HeFH) or clinical atherosclerotic cardiovascular disease (ASCVD), who require additional lowering of LDL cholesterol. Praluent is also available in certain European countries and in Japan. In April 2017, the FDA approved the supplemental Biologics License Application (sBLA) for a once-monthly (every four weeks), 300 mg dose of Praluent. In July 2017, the FDA approved the sBLA for Praluent's time out of refrigeration, which was increased from 24 hours to 30 days. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent. See Part II, Item 1. "Legal Proceedings" for information regarding the patent infringement proceedings relating to Praluent, which may impact Praluent's commercial availability in certain jurisdictions.

Sanofi records product sales for Praluent, and we and Sanofi share profits and losses from sales of Praluent. We have exercised our option to co-promote Praluent in the United States and thus far have not exercised our option to co-promote Praluent outside the United States. Sanofi has additional regulatory applications for Praluent pending in other countries.

•
Kevzara (sarilumab) Solution for Subcutaneous Injection. In January 2017, Health Canada approved Kevzara for the treatment of adult patients with moderately to severely active rheumatoid arthritis (RA) who have an inadequate response to or intolerance to one or more biologic or non-biologic disease modifying anti-rheumatic drugs (DMARDs). This was the first approval of Kevzara worldwide. On May 22, 2017, the FDA approved Kevzara for the treatment of adult patients with moderately to severely active rheumatoid arthritis who have an inadequate response or intolerance to one or more DMARDs. In June 2017, the European Commission granted marketing authorization for Kevzara in combination with methotrexate (MTX) for the treatment of moderately to severely active rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to one or more DMARDs; Kevzara may be used as monotherapy in case of intolerance to MTX or when treatment with MTX is inappropriate. In September 2017, the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan approved Kevzara for the treatment of adult patients with rheumatoid arthritis who have had an inadequate response to conventional treatments.

Sanofi records product sales for Kevzara, and we and Sanofi share profits and losses from sales of Kevzara. We have exercised our option to co-promote Kevzara in the United States and thus far have not exercised our option to co-promote Kevzara outside the United States. Sanofi has additional regulatory applications for Kevzara for RA pending in other countries.

•
ARCALYST® (rilonacept) Injection for Subcutaneous Use is available in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS), in adults and children 12 years and older. CAPS are a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli.

•
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, known in the scientific literature as VEGF Trap, is available in the United States, EU, and certain other countries for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), of patients with metastatic colorectal cancer (mCRC) that is resistant to or has progressed following an oxaliplatin-containing regimen. Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net sales of ZALTRAP.

Marketed Products

Net Product Sales of Regeneron-Discovered Products(1)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
EYLEA in the United States	$953.3	$853.6	$2,727.1	$2,465.4
ARCALYST	4.1	3.9	12.6	10.5
Net product sales recorded by Regeneron	$957.4	$857.5	$2,739.7	$2,475.9

EYLEA outside of the United States(1)	$563.7	$470.8	$1,590.0	$1,375.9
EYLEA global	$1,517.0	$1,324.4	$4,317.1	$3,841.3

Global net product sales recorded by Sanofi(1):
Praluent in the United States	$31.8	$31.6	$89.8	$61.9
Praluent outside of the United States	17.6	6.6	41.6	13.8
Praluent global	49.4	38.2	131.4	75.7
Dupixent	88.9	—	117.6	—
Kevzara	3.0	—	3.8	—
ZALTRAP	21.7	18.0	58.6	56.0
Net product sales recorded by Sanofi	$163.0	$56.2	$311.4	$131.7

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

Trap-based Clinical Program
EYLEA
In Phase 3 clinical development for the treatment of non-proliferative diabetic retinopathy (NPDR) in patients without DME (we are developing independently). As described below, aflibercept is also being studied in combination with nesvacumab, an antibody to angiopoietin-2 (Ang2) (in collaboration with Bayer).

Antibody-based Clinical Programs in Collaboration with Sanofi
Dupixent (dupilumab)
Antibody to the interleukin-4 receptor (IL-4R) alpha subunit. In clinical development in atopic dermatitis in pediatric patients ages 6 to 11 (Phase 2), asthma in adults and adolescents (Phase 3), nasal polyps (Phase 3), and eosinophilic esophagitis (EoE) (Phase 2). Phase 3 study in atopic dermatitis in adolescents (12-17 years of age) initiated in the first quarter of 2017. Phase 3 study in asthma in pediatrics (6-11 years of age) initiated in the second quarter of 2017. In the third quarter of 2017, the FDA granted orphan drug designation for the treatment of EoE.

Praluent
Antibody to PCSK9. In Phase 3 clinical development for LDL cholesterol reduction and for the prevention of cardiovascular events. In the second quarter of 2017, the FDA granted orphan drug designation for the treatment of homozygous familial hypercholesterolemia (HoFH). Phase 3 study in HoFH initiated in the fourth quarter of 2017.

Kevzara (sarilumab)
Antibody to the interleukin-6 receptor (IL-6R). In clinical development in Polyarticular-course Juvenile Idiopathic Arthritis (pcJIA) (Phase 2).
Cemiplimab (REGN2810)
Antibody to programmed cell death protein 1 (PD-1). In clinical development in solid tumors and advanced hematologic malignancies (Phase 1) and metastatic or locally advanced and unresectable cutaneous squamous cell carcinoma (CSCC) (pivotal Phase 2). Phase 3 study in first-line treatment for non-small cell lung cancer (NSCLC) and potentially pivotal Phase 2 study in basal cell carcinoma (BCC) initiated in the second quarter of 2017. Phase 3 study in cervical cancer initiated in the third quarter of 2017. Cemiplimab is also being studied in combination with other antibodies and treatments. In the third quarter of 2017, the FDA granted Breakthrough Therapy designation for the treatment of adults with metastatic CSCC and adults with locally advanced and unresectable CSCC.

REGN3500
Antibody to interleukin-33 (IL-33) being developed for inflammatory diseases. Phase 1 studies in patients with asthma initiated in the first half of 2017.
REGN3767
Antibody to Lymphocyte Activation Gene 3 (LAG-3) protein. In Phase 1 clinical development (administered alone or in combination with cemiplimab) in advanced malignancies.
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
Antibody to Nerve Growth Factor (NGF). In Phase 3 clinical development in osteoarthritis of knee and hip. Phase 3 efficacy studies in osteoarthritis of the knee or hip initiated in the second and third quarters of 2017. Phase 2b study for chronic low back pain initiated in the first quarter of 2016, and placed on clinical hold by the FDA in October 2016.

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
REGN1908-1909*
Antibody to Feld1. In Phase 1 clinical development for the treatment of an allergic disease.
REGN1979
Bispecific antibody against CD20 and CD3. In Phase 1 clinical development as monotherapy and in combination with cemiplimab in certain B-cell malignancies. In the second quarter of 2017, the FDA granted orphan drug designation in diffuse large B-cell lymphoma.

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

*** Sanofi did not opt-in to the product candidate. Under the terms of our agreement, Sanofi is entitled to receive royalties on any future sales of the product candidate. We and the Biomedical Advanced Research Development Authority (BARDA) of the U.S. Department of Health and Human Services (HHS) are parties to agreements (including an agreement executed in September 2017 - see "Other Programs" below for further information) whereby HHS provides certain funding to support research, development, and manufacturing of a monoclonal antibody therapy for the treatment of Ebola virus infection.

In the third quarter of 2017, we reported that a Phase 3 study evaluating suptavumab (REGN2222), an antibody to the Respiratory Syncytial Virus-F (RSV-F) protein, did not meet its primary endpoint of preventing medically-attended RSV infections in infants. Suptavumab did show signs of efficacy in a subgroup of patients. Adverse events were generally balanced between suptavumab and placebo. Further clinical development of suptavumab has been discontinued.
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

Diabetic Retinopathy
Diabetic retinopathy is a complication of diabetes mellitus characterized by microvascular damage to the blood vessels in the retina. It can progress to proliferative diabetic retinopathy (PDR), where new, abnormal vessels that are susceptible to hemorrhage grow initially from the retina and/or optic disc and extend beyond the internal limiting membrane. PDR can subsequently lead to various vision-threatening complications such as vitreous hemorrhage, traction macular detachment, and Neovascular Glaucoma (NVG). There is currently no standard treatment for non-proliferative diabetic retinopathy in the absence of DME and patients are often observed until disease progresses sufficiently to warrant intraocular surgery (vitrectomy) or, more commonly, extensive laser treatment (panretinal photocoagulation (PRP)). PRP is utilized with the intent of preserving function of the central retina, but is inherently destructive to the peripheral retina and may result in a considerable loss of peripheral visual field.
In 2016, a Phase 3 trial (PANORAMA) was initiated to assess the efficacy and safety of intravitreal aflibercept in patients with moderately severe to severe NPDR without DME.
Neovascular Glaucoma
NVG is a secondary glaucoma triggered by the formation of new blood vessels (neovascularization) on the iris and the anterior chamber angle. Neovascularization restricts aqueous outflow and consequently elevates intraocular pressure (IOP). NVG is a serious condition that may lead to permanent loss of vision, a persistently painful eye, and, especially in the advanced stages, is unlikely to respond to treatment. NVG is caused by eye diseases leading to retinal ischemia, mainly CRVO, PDR, and ocular ischemic syndrome (OIS). NVG meets the criteria for an orphan indication in Japan where the estimated number of NVG patients is 30,000 to 40,000. A Phase 3 study for the treatment of NVG (in Japan) was completed in 2016 (in collaboration with Bayer).
Combination Product with Nesvacumab (REGN910-3)
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
In 2016, the Phase 3 LIBERTY AD CAFÉ study of Dupixent was initiated, investigating two dose regimens of Dupixent (300 mg weekly and 300 mg every two weeks) with concomitant topical corticosteroids in adult patients with moderate-to-severe atopic dermatitis who are inadequately controlled with or are intolerant to the broad immunosuppressant drug cyclosporine A (CSA), or when this treatment is medically inadvisable. The primary endpoint of this study was the proportion of patients with a 75% or greater improvement from baseline in their Eczema Area and Severity Index (EASI-75) score at 16 weeks. In April 2017, we and Sanofi announced that the results of the LIBERTY AD CAFÉ study were positive and demonstrated an acceptable safety profile. These results were submitted to the EMA and in September 2017, we and Sanofi presented the results at the annual European Academy of Dermatology and Venereology (EADV) Congress.
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
Asthma
Phase 3 Study. LIBERTY ASTHMA QUEST is a Phase 3 trial that evaluated dupilumab in adult and adolescent patients with uncontrolled persistent asthma. It is a global, placebo-controlled Phase 3 study that enrolled more than 1,900 patients with uncontrolled persistent asthma. This study included four study groups with patients treated with 200 mg every other week with a loading dose of 400 mg, 300 mg every other week with a loading dose of 600 mg, and two separate placebo groups. Patients were randomized in a 2:1 fashion to active drug versus placebo. The two primary endpoints of the study were the annualized rate of severe exacerbation events at 52 weeks and the absolute change from baseline in a standard measure of lung function known as pre-bronchodilator forced expiratory volume over one second (FEV1) at 12 weeks (changes of 100 to 200 mL are considered clinically relevant). The pre-specified primary analysis included hierarchical evaluation of these endpoints in the overall population, in patients with 150 eosinophilic cells/microliter or greater, and in patients with 300 eosinophilic cells/microliter or greater. In the study, approximately 50% of patients had 300 eosinophilic cells/microliter or greater and approximately 70% of patients had 150 eosinophilic cells/microliter or greater. Higher eosinophil counts are generally thought to be associated with poorer asthma control and higher rates of exacerbations, as was observed in the placebo patients in this study.
In the third quarter of 2017, we and Sanofi announced that the Phase 3 LIBERTY ASTHMA QUEST study of dupilumab in a broad population of patients with uncontrolled, persistent asthma met its two primary endpoints. Dupilumab, when added to standard therapies, reduced severe asthma attacks (exacerbations) and improved lung function. At 52 weeks, in the 300 mg dose group, dupilumab reduced severe asthma attacks by 46% in the overall population, 60% in patients with 150 eosinophilic cells/microliter or greater, and 67% in patients with 300 eosinophilic cells/microliter or greater (p<0.001 for all groups). At 12 weeks, in the 300 mg dupilumab dose group, mean improvement in lung function over placebo as assessed by FEV1 was 130 mL (9%) in the overall population, 150 mL (11%) in patients with 150 eosinophilic cells/microliter or greater, and 240 mL (18%) in patients with 300 eosinophilic cells/microliter or greater (p<0.001 for all groups).
In the LIBERTY ASTHMA QUEST study, the results for the 200 mg and 300 mg dupilumab dose groups were generally comparable on both exacerbations and FEV1. The extent of patient response correlated with allergic or atopic status as reflected by blood eosinophils and other markers. Less activity was observed in patients with less than 150 eosinophilic cells/microliter. The overall rates of adverse events, deaths, infections, conjunctivitis, herpes, and discontinuations were comparable between the dupilumab and placebo groups. Injection site reactions were more common in the dupilumab groups occurring in 17% of dupilumab patients compared to 8% of placebo patients. All patients continued on a medium or high dose inhaled corticosteroid (ICS) and up to two additional controller medicines throughout the study. Eosinophil subgroups were classified based on baseline levels. Detailed results from this study will be submitted for presentation at a future medical congress.
In the fourth quarter of 2017, we and Sanofi announced that LIBERTY ASTHMA VENTURE, a randomized Phase 3 study examining the ability of dupilumab to reduce oral corticosteroid use in adults and adolescents with severe steroid-dependent asthma, met its primary endpoint and key secondary endpoints. The VENTURE study enrolled 210 patients (103 in the dupilumab group and 107 in the placebo group) with severe asthma and regular use of maintenance oral corticosteroids (OCS) in the six months prior to enrollment in the study. This Phase 3 study enrolled severe steroid-dependent asthma patients regardless of eosinophil levels or other biomarkers at baseline, and the results showed improvements compared to placebo on lung function and exacerbations across patient subgroups - those with baseline eosinophil counts above 300 cells/microliter, above 150 cells/microliter, and below 150 cells/microliter.
For the primary endpoint, at 24 weeks in the overall population, dupilumab added to standard therapies significantly reduced the use of maintenance OCS by 70% on average (median reduction of 100%) compared to 42% with placebo (median reduction of 50%) (p<0.0001). In prespecified analyses of patients with baseline eosinophil counts greater than or equal to 300 cells/microliter, adding dupilumab significantly reduced OCS use by 80% on average (median reduction of 100%) compared to 43% for placebo (median reduction of 50%) (nominal p=0.0001). At 24 weeks, despite the reduced use of OCS, patients treated with dupilumab had 59% fewer attacks (exacerbations) in the overall population (p<0.0001) and 71% fewer attacks in patients with eosinophil counts greater than or equal to 300 cells/microliter. Also at 24 weeks, compared to placebo, dupilumab improved lung function, as assessed by FEV1 by 220 mL (15%) in the overall population (p=0.0007) and by 320 mL (25%) in patients with eosinophil counts greater than or equal to 300 cells/microliter (nominal p=0.0049).
The safety and tolerability profile of dupilumab in the LIBERTY ASTHMA VENTURE study was consistent with previous studies. There were more dupilumab-treated patients with injection site reactions (9% dupilumab vs. 4% placebo). There were more dupilumab-treated patients with an increase in eosinophil counts (14% dupilumab vs. 1% placebo), most of which were mild and the vast majority of which resolved. The overall rates of adverse events, including infections, conjunctivitis, and herpes, were comparable between the dupilumab and placebo groups. Patients with severe chronic asthma live with a profound decrease in their lung function, approximately 52% of predicted normal for those in this study at baseline, which impacts their ability to breathe normally, and may lead to frequent exacerbations that require acute treatment and hospitalization. These problems occur even in patients who are treated with chronic OCS to manage their symptoms.
LIBERTY ASTHMA QUEST will serve as the second required pivotal efficacy study for the sBLA for asthma, since, based on discussions with the FDA, the Phase 2b study will also be considered a pivotal efficacy study. The results from the LIBERTY ASTHMA VENTURE study will also be included in the sBLA for asthma.
The TRAVERSE trial, a long-term safety extension study, is also included in the LIBERTY ASTHMA clinical development program.
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
In the second quarter of 2017, we and Sanofi announced that a positive primary analysis from a Phase 2 proof-of-concept study of dupilumab in patients with active, moderate-to-severe EoE was completed. In the fourth quarter of 2017, we and Sanofi presented the results from this study at the World Congress of Gastroenterology. The study showed that patients who received dupilumab weekly reported a significant improvement in the ability to swallow versus placebo. The primary endpoint of the study was the change from baseline to week 10 in the Straumann Dysphagia Instrument (SDI) score, a patient-reported measure of swallowing difficulty on a 0-9 point scale, with 9 indicating more severe symptoms. A total of 47 patients were randomized into two treatment groups in this 12-week treatment study, and both groups had a mean baseline SDI score of 6.4. Patients received either dupilumab 300 mg weekly following a 600 mg loading dose or placebo. At week 10, patients who received dupilumab 300 mg weekly reported a significant improvement in the ability to swallow with a three point reduction in their SDI score (45% improvement) compared to 1.3 points (19% improvement) for those patients who received placebo (p=0.0304).
Secondary endpoints of the study included measures of the impact of dupilumab on endoscopic and histopathologic measures of disease severity, as well as symptoms. The results include:

•
The mean change in the Eosinophilic Esophagitis Endoscopic Reference Score (EoE-EREFS) was significantly reduced by 1.9 points from baseline (48% improvement) in patients who received dupilumab weekly compared to 0.3 points (7% improvement) for those who received placebo at 12 weeks (p=0.0006). EoE-EREFS is a visual measure of disease severity (inflammation and fibrosis in the esophagus) on a 0-8 point scale, with 8 indicating more severe disease. The mean baseline score for the dupilumab group was 3.9 and for the placebo group was 4.3.

•
The mean percent change in overall peak intraepithelial eosinophil count from baseline to 12 weeks was significantly reduced by 93% from baseline in patients who received dupilumab weekly compared to an increase of 14% in those who received placebo (p<0.0001).

•
The mean percent change in a composite measure of symptoms and quality of life, as measured by Eosinophilic Esophagitis Symptom Activity Index (EEsAI), was numerically improved (although not statistically significant) by 35% in patients who received dupilumab weekly compared to an 11% improvement for those who received placebo at 10 weeks (p=0.085).

There were no new significant safety concerns in this trial. Higher rates of injection site reactions were observed on dupilumab versus placebo.
In the third quarter of 2017, the FDA granted orphan drug designation for the treatment of EoE.

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
Clinical Program
Phase 3 ODYSSEY Program. The potential of Praluent to demonstrate cardiovascular benefit is being prospectively assessed in the ongoing 18,000-patient ODYSSEY OUTCOMES trial, which is fully enrolled and is expected to be completed in 2017 (with data expected in early 2018). All patients who entered the ODYSSEY OUTCOMES trial had experienced a heart attack or unstable angina requiring hospitalization within the previous year before entering the trial, and experienced inadequately controlled LDL cholesterol despite receiving maximally-tolerated statins and potentially other lipid-lowering therapies. In 2016, an independent Data Monitoring Committee (DMC) of the ODYSSEY OUTCOMES study completed the first and second interim analyses. Based on the recommendation of the independent DMC, the ODYSSEY OUTCOMES trial continues as planned. Regeneron remains blinded to the actual results of the first and second interim analyses, and the DMC will continue to monitor the ongoing safety and efficacy of Praluent as planned.
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
In the fourth quarter of 2017, a Phase 3 study in HoFH was initiated.
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
Cemiplimab (REGN2810; PD-1 Antibody) for cancer
Overview
The PD-1/PD-L1 pathway has emerged as a critical regulator of effective immune responses to a variety of cancers, and a number of agents blocking either PD-1 or PD-L1 have been approved. Cemiplimab is a high-affinity anti-PD-1 human antibody that was generated using the Velocimmune platform. Cemiplimab is being developed to provide a foundational component for a planned, diverse immuno-oncology portfolio. Initial efforts for approval are expected to be as monotherapy in selected indications, and subsequent development is expected to be focused on combinations with other anti-cancer agents.

Clinical Program
Cemiplimab is in Phase 1 clinical development in a variety of malignancies as monotherapy or in combination with other antibodies or treatments. A pivotal Phase 2 study for the treatment of metastatic or locally advanced and unresectable CSCC was initiated in 2016. A Phase 3 study in first-line treatment for non-small cell lung cancer and a potentially pivotal Phase 2 study in BCC were initiated in the second quarter of 2017. A Phase 3 study in cervical cancer was initiated in the third quarter of 2017.
In June 2017, we and Sanofi announced positive preliminary results in patients with advanced CSCC. The data, pooled from two expansion cohorts of the cemiplimab Phase 1 trial, were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. Treatment with cemiplimab led to an investigator-assessed overall response rate (ORR) of 46.2% and a disease control rate (DCR) of 69.2%. The median progression-free survival and overall survival were not reached at the data cutoff date with a median follow up of 6.9 months (range: 1.1 to 13.8 months; ongoing). One patient experienced progressive disease during treatment with cemiplimab after the initial response, and two patients were not evaluable due to death, which was considered unrelated to cemiplimab. The most common treatment-related adverse event of any grade was fatigue (23.1%). All grade 3 or higher adverse events occurred once and included arthralgia (3.8%), maculopapular rash (3.8%), asthenia (3.8%), aspartate aminotransferase (AST) elevation (3.8%), and alanine aminotransferase (ALT) elevation (3.8%). No apparent association between the objective response and level of PD-L1 (programmed death ligand 1) expression was found. These results are from 10 patients with distantly metastatic CSCC who were enrolled in one expansion cohort and 16 patients with inoperable (unresectable) locally or regionally advanced CSCC who were enrolled in a second expansion cohort.
In the third quarter of 2017, the FDA granted Breakthrough Therapy designation for the treatment of adults with metastatic CSCC and adults with locally advanced and unresectable CSCC.
In the second quarter of 2017, we and Inovio Pharmaceuticals, Inc. entered into a clinical and supply agreement for a Phase 1b/2a immuno-oncology trial. The study will be conducted by Inovio in patients with newly-diagnosed glioblastoma multiforme (GBM) and will evaluate cemiplimab in combination with Inovio's INO-5401 T cell activating immunotherapy encoding multiple antigens and INO-9012, an immune activator encoding IL-12. Also in the second quarter of 2017, we and SillaJen, Inc. entered into a clinical and supply agreement for a Phase 1b dose-escalation study in renal cell carcinoma (RCC), or kidney cancer. The study will evaluate cemiplimab in combination with SillaJen's oncolytic vaccinia virus, Pexa-Vec, in patients with previously treated metastatic or unresectable renal cell carcinoma.
Fasinumab (REGN475; NGF Antibody) for pain due to osteoarthritis and chronic low back pain
Overview
Pain is a frequent reason for physician visits, a common reason for taking prescription medications (including opioids), and a major cause of work disability and impaired quality of life. Targeting NGF is a potential non-opioid advance in pain management. NGF expression is elevated in many acute and chronic painful conditions and NGF blockade has demonstrated efficacy in clinical trials. Fasinumab is a fully human monoclonal antibody to NGF, generated using our VelocImmune technology.
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
Phase 3 Study. A Phase 3 long-term safety study in patients with pain due to osteoarthritis of the knee or hip was initiated in 2016. A Phase 3 efficacy study in patients with pain due to osteoarthritis of the knee or hip was initiated in the second quarter of 2017. A Phase 3 efficacy study of fasinumab compared to placebo or naproxen in patients with pain due to osteoarthritis of the knee or hip was initiated in the third quarter of 2017.

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
We and Teva plan to initiate a pivotal Phase 3 program in chronic low back pain.
Other Programs
Our preclinical research programs include the areas of oncology/immuno-oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain and neurobiology, cardiovascular diseases, and infectious diseases.
In 2015, we and BARDA of the HHS entered into an agreement to develop, test, and manufacture a monoclonal antibody therapy (REGN3470-3471-3479) for the treatment of Ebola virus infection. Under the terms of the agreement, HHS provides funding to support our preclinical development, antibody manufacturing, and for a Phase 1 study in healthy volunteers, and has the option to provide additional funding for further manufacturing and development studies. In September 2017, we and BARDA entered into an additional agreement whereby HHS provides additional funding for the continued development of REGN3470-3471-3479, a potential BLA filing, and initial procurement of the therapy for national security preparedness. In addition, in 2016, we and BARDA entered into an agreement whereby HHS will provide certain funding to manufacture and study two antibody therapies for the potential treatment of Middle East Respiratory Syndrome (MERS).
In September 2017, we and BARDA also entered into an agreement to discover, research, develop, and manufacture a portfolio of antibodies targeting up to 10 pathogens that pose significant risk to public health, starting with Influenza virus. The emerging pathogens treatment portfolio will be pursued using an Other Transaction Agreement (OTA), which provides a funding and collaboration vehicle for HHS to promote innovation in technology for advanced research and development. Under the OTA, which has a term of 10 years, HHS will fund 80% of our costs for research, development, and manufacturing activities for antibodies that are selected to move forward.
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
License Agreements
In September 2017, we entered into a license agreement with a third party, which grants the third party the right to develop and commercialize new indications for ARCALYST in certain jurisdictions, including the United States. We currently maintain exclusive rights to ARCALYST in the United States for existing indications, and are entitled to all profits from such sales. Commencing with the receipt of marketing approval by the third party for the first new indication in the United States, we will grant commercial rights to ARCALYST for our existing indications to the third party.
Collaboration Agreements
Collaborations with Sanofi
Antibodies. Since November 2007, we and Sanofi have been parties to a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement (Antibody Discovery Agreement) and a License and Collaboration Agreement (each as amended), collectively referred to as the Antibody Collaboration. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi is responsible for funding up to $130.0 million of our antibody discovery activities in 2017 to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. We lead the design and conduct of research activities under the Antibody Discovery Agreement, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug application (IND) or its equivalent, toxicology studies, and manufacture of preclinical and clinical supplies. Our Antibody Discovery Agreement with Sanofi will end on December 31, 2017 without any extension. Praluent (anti-PCSK9), Dupixent (anti-IL-4R), Kevzara (anti-IL-6R), cemiplimab (anti-PD-1), REGN3500 (anti-IL-33), and REGN3767 (anti-LAG-3) were discovered and initially developed under the Antibody Discovery Agreement. Praluent, Dupixent, Kevzara, and REGN3500 will continue to be developed, and commercialized as applicable, with Sanofi under the Antibody License and Collaboration Agreement. Cemiplimab and REGN3767 will continue to be developed with Sanofi under the immuno-oncology collaboration. Upon expiration of the Antibody Discovery Agreement, we have the right to develop or continue to develop other product candidates discovered under this agreement independently or with other collaborators.
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
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-promote such products on a country-by-country basis. We have exercised our option to co-promote Dupixent, Praluent, and Kevzara in the United States. We have not exercised any of our options to co-promote these antibodies outside the United States; however, we retain the right to do so at a future date subject to the terms of the collaboration agreement. We and Sanofi will equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.
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
Under the terms of the IO License and Collaboration Agreement, the parties will also co-develop our antibody product candidate targeting PD-1 (cemiplimab). We have principal control over the development of cemiplimab, and the parties share equally, on an ongoing basis, development expenses for cemiplimab up to a total of $650.0 million. We will lead commercialization activities in the United States, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. Sanofi has exercised its option to co-promote cemiplimab in the United States. We will be entitled to a milestone payment of $375.0 million in the event that sales of all licensed products targeting PD-1 (including cemiplimab), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with a licensed product targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period.
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
Ang2 antibody outside the United States. In March 2016, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of nesvacumab, an antibody product candidate to Ang2, including REGN910-3 (nesvacumab in combination with aflibercept), for the treatment of ocular diseases or disorders. Nesvacumab/aflibercept, a combination product candidate comprised of an antibody to Ang2 co-formulated with aflibercept, is being developed under the agreement. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to us and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States. We are also entitled to receive up to an aggregate of $80.0 million in development milestone payments from Bayer. Bayer will share profits and losses from sales outside the United States equally with us, and is responsible for certain royalties payable to Sanofi on sales of the product outside of the United States. Within the United States, we have exclusive commercialization rights and will retain all of the profits from sales.
Collaboration with Mitsubishi Tanabe Pharma
Fasinumab. In September 2015, we entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) providing MTPC with development and commercial rights to fasinumab in Japan, South Korea, Taiwan, Indonesia, Thailand, the Philippines, Malaysia, Singapore, Vietnam, Myanmar, and Sri Lanka (the MTPC Territories). In connection with the agreement, MTPC made a $10.0 million non-refundable up-front payment in 2015, and in 2016, MTPC made additional payments totaling $60.0 million to us. In the second quarter of 2017, we earned a $30.0 million development milestone from MTPC, and we are entitled to receive up to an aggregate of $125.0 million in additional development milestone and other contingent payments.
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

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2017 to date were, and plans for the next twelve months are, as follows:

Trap-based Clinical Program:
		2017 Events to Date		2017-2018 Plans (next 12 months)
EYLEA	•	Bayer received regulatory approval for EYLEA for various indications and continued to pursue regulatory applications for marketing approval in additional countries	•	Bayer to submit for additional regulatory approvals outside the United States for various indications
			•	Regulatory agency decisions on applications outside the United States for various indications
	•	Completed patient enrollment in Phase 3 study for the treatment of NPDR in patients without DME	•	File sBLA with FDA for every 12-week dosing interval in wet AMD
			•	Report data from Phase 3 study for the treatment of NPDR in patients without DME
			•	Submit sBLA for NPDR in patients without DME
			•	Report results from Phase 2 co-formulation studies of nesvacumab/aflibercept

Antibody-based Clinical Programs:
		2017 Events to Date		2017-2018 Plans (next 12 months)
Dupixent (dupilumab; IL-4R Antibody)	•	Presented detailed results from one-year Phase 3 CHRONOS study at the Annual Meeting of the American Academy of Dermatology	•	Submit for additional regulatory approvals in atopic dermatitis outside the United States
			•	Regulatory agency decisions on atopic dermatitis applications outside the United States
	•	FDA approved Dupixent for the treatment of adults with moderate-to-severe atopic dermatitis	•	Initiate Phase 3 studies in younger pediatric patients in atopic dermatitis
	•	Initiated Phase 3 study in adolescent patients (12-17 years of age) with atopic dermatitis	•	Submit sBLA for asthma in adult/adolescent patients
	•	Regulatory applications submitted for atopic dermatitis in Japan and various other jurisdictions outside the United States	•	Submit for EU regulatory approval in asthma in adult/adolescent patients
			•	Initiate Phase 3 study in EoE
	•	Reported positive results from the LIBERTY AD CAFÉ study in atopic dermatitis	•	Initiate Phase 2 study in peanut allergy
	•	European Commission granted marketing approval for Dupixent for the treatment of adults with moderate-to-severe atopic dermatitis
	•	Initiated Phase 3 study in pediatric patients (6-11 years of age) with asthma
	•	Reported positive top-line results from Phase 3 LIBERTY ASTHMA QUEST trial
	•	Reported positive top-line results from Phase 3 LIBERTY ASTHMA VENTURE study
	•	Reported positive results from Phase 2 study in EoE
	•	FDA granted orphan drug designation for the treatment of EoE
	•	Completed patient enrollment in Phase 3 study in nasal polyps
Praluent (PCSK9 Antibody)	•	Permanent injunction barring commercialization of Praluent in the United States suspended on February 8, 2017 and vacated on October 5, 2017	•	Complete and report results from ODYSSEY OUTCOMES study
			•	Submit for additional regulatory approvals outside the United States
	•	FDA approved sBLA for monthly dosing regimen	•	Regulatory agency decisions on applications outside the United States
	•	FDA granted orphan drug designation for treatment of HoFH	•	File sBLA with FDA for use with apheresis
	•	Reported positive results from two Phase 3b/4 trials in patients with diabetes	•	Initiate Phase 3 pediatric studies in HoFH and HeFH
	•	ODYSSEY study data presented at the European Society of Cardiology (ESC) Congress
	•	Initiated Phase 3 study in HoFH

Antibody-based Clinical Programs (continued):
		2017 Events to Date		2017-2018 Plans (next 12 months)
Kevzara (sarilumab; IL-6R Antibody)	•	Regulatory applications submitted in various jurisdictions outside the United States	•	Submit for additional regulatory approvals outside of the United States
	•	Health Canada approved Kevzara for the treatment of adult patients with RA	•	Regulatory agency decisions on applications outside the United States
	•	Resubmitted BLA and FDA accepted for review	•	Continue patient enrollment in Phase 2 study in pcJIA
	•	FDA approved Kevzara for the treatment of adult patients with RA
	•	European Commission granted marketing authorization for Kevzara for the treatment of adult patients with RA
Suptavumab (RSV-F Antibody)	•	Completed patient enrollment in Phase 3 study
	•	Reported results from Phase 3 study, and discontinued further clinical development
Cemiplimab (REGN2810; PD-1 Antibody)	•	Continued patient enrollment in Phase 1 and Phase 2 studies	•	Report interim data from pivotal Phase 2 CSCC study
	•	Reported positive preliminary results from Phase 1 trial in patients with advanced CSCC	•	Submit BLA for CSCC
	•	FDA granted Breakthrough Therapy designation for the treatment of adults with metastatic CSCC and adults with locally advanced and unresectable CSCC	•	Submit for regulatory approval in CSCC in the EU
			•	Initiate additional studies in non-small cell lung cancer
	•	Initiated Phase 3 study in first-line treatment for non-small cell lung cancer	•	Continue patient enrollment in various studies
	•	Initiated potentially pivotal Phase 2 study in BCC
	•	Initiated Phase 3 study in cervical cancer
Fasinumab (NGF Antibody)	•	Continued patient enrollment in Phase 3 long-term safety study in osteoarthritis	•	Continue patient enrollment in Phase 3 studies in osteoarthritis
	•	Initiated Phase 3 efficacy study in osteoarthritis	•	Initiate additional Phase 3 studies in osteoarthritis
			•	Initiate Phase 3 program in chronic low back pain
Evinacumab (Angptl-3 Antibody)	•	FDA granted Breakthrough Therapy designation for the treatment of hypercholesterolemia in patients with HoFH	•	Initiate Phase 3 study in HoFH
			•	Initiate Phase 2 study in severe hypertriglyceridemia
	•	Reported positive Phase 2 results at medical conferences	•	Initiate Phase 2 study in refractory hypercholesterolemia (both HeFH and non-FH)
	•	Data and analysis from genetics, preclinical, and clinical study published in the New England Journal of Medicine
Nesvacumab/aflibercept (Ang2 Antibody co-formulated with aflibercept)	•	Completed patient enrollment in Phase 2 ONYX study in wet AMD	•	Report results from ONYX and RUBY Phase 2 studies
Trevogrumab (GDF8 Antibody)	•	Initiated Phase 1 combination therapy study with REGN2477	•	Complete Phase 1 combination study
	•	Completed patient enrollment in Phase 1 combination therapy study

Antibody-based Clinical Programs (continued):
		2017 Events to Date		2017-2018 Plans (next 12 months)
REGN1908-1909 (Feld1 Antibody)			•	Continue early stage development
REGN1979 (CD20 and CD3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 study
	•	FDA granted orphan drug designation in diffuse large B-cell lymphoma
REGN3470-3471-3479 (Multi-antibody therapy to Ebola virus)	•	Completed Phase 1 study in healthy volunteers	•	Initiate additional healthy volunteer study
REGN2477 (Activin A Antibody)	•	FDA granted orphan drug designation for the treatment of FOP	•	Initiate Phase 2 study in patients with FOP
	•	FDA granted Fast Track designation for the prevention and treatment of heterotopic ossification in patients with FOP
REGN3500 (IL-33 Antibody)	•	Initiated Phase 1 studies in patients with asthma	•	Initiate Phase 2 study
	•	Completed Phase 1 study in healthy volunteers
REGN3767 (LAG-3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 study
REGN3918 (C5 Antibody)	•	Initiated Phase 1 study in healthy volunteers	•	Complete Phase 1 study in healthy volunteers

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

Results of Operations
Three and Nine Months Ended September 30, 2017 and 2016
Net Income

Net Income	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2017	2016		2017	2016
Revenues	$1,500.7	$1,220.1	$280.6	$4,289.8	$3,633.6	$656.2
Operating expenses	(940.7)	(857.3)	(83.4)	(2,749.0)	(2,649.9)	(99.1)
Other (expense) income, net	5.7	3.1	2.6	(17.0)	4.6	(21.6)
Income before income taxes	565.7	365.9	199.8	1,523.8	988.3	535.5
Income tax expense	(177.3)	(101.1)	(76.2)	(498.8)	(345.9)	(152.9)
Net income	$388.4	$264.8	$123.6	$1,025.0	$642.4	$382.6

Net income per share - diluted	$3.32	$2.27	$1.05	$8.84	$5.51	$3.33
Revenues

Revenues	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2017	2016		2017	2016
Net product sales in the United States:
EYLEA	$953.3	$853.6	$99.7	$2,727.1	$2,465.4	$261.7
ARCALYST	4.1	3.9	0.2	12.6	10.5	2.1
Sanofi and Bayer collaboration revenue:
Sanofi	245.2	144.4	100.8	677.7	527.5	150.2
Bayer	236.6	191.3	45.3	640.9	562.8	78.1
Other revenue	61.5	26.9	34.6	231.5	67.4	164.1
Total revenues	$1,500.7	$1,220.1	$280.6	$4,289.8	$3,633.6	$656.2
Net Product Sales
Net product sales of EYLEA in the United States increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, due to higher sales volume, partly offset by an increase in sales-related deductions primarily due to payer sales mix and new rebate programs.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions and credits/payments for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2016	$12.7	$29.5	$3.6	$45.8
Provisions	38.9	41.2	9.5	89.6
Credits/payments	(28.5)	(42.3)	(8.6)	(79.4)
Balance as of March 31, 2017	23.1	28.4	4.5	56.0
Provisions	39.4	48.8	11.1	99.3
Credits/payments	(39.4)	(48.2)	(12.7)	(100.3)
Balance as of June 30, 2017	23.1	29.0	2.9	55.0
Provisions	43.3	50.9	12.9	107.1
Credits/payments	(40.9)	(45.8)	(0.1)	(86.8)
Balance as of September 30, 2017	$25.5	$34.1	$15.7	$75.3

Balance as of December 31, 2015	$6.4	$48.3	$0.5	$55.2
Provisions	18.9	35.8	2.9	57.6
Credits/payments	(17.5)	(50.4)	(2.5)	(70.4)
Balance as of March 31, 2016	7.8	33.7	0.9	42.4
Provisions	22.4	38.5	9.4	70.3
Credits/payments	(18.6)	(44.1)	(9.2)	(71.9)
Balance as of June 30, 2016	11.6	28.1	1.1	40.8
Provisions	22.2	39.5	10.5	72.2
Credits/payments	(26.4)	(41.0)	(7.8)	(75.2)
Balance as of September 30, 2016	$7.4	$26.6	$3.8	$37.8

Sanofi Collaboration Revenue

Sanofi Collaboration Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Antibody:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	$37.9	$24.4	$130.0	$130.0
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	90.6	107.0	291.1	339.2
Reimbursement of Regeneron commercialization-related expenses	90.3	64.4	251.0	214.0
Regeneron's share of losses in connection with commercialization of antibodies	(98.3)	(112.0)	(329.0)	(333.5)
Other	41.9	4.4	84.3	19.9
Total Antibody	162.4	88.2	427.4	369.6
Immuno-oncology:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	33.9	20.6	111.1	63.3
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	27.8	15.6	77.3	34.6
Other	21.1	20.0	61.9	60.0
Total Immuno-oncology	82.8	56.2	250.3	157.9
Total Sanofi collaboration revenue	$245.2	$144.4	$677.7	$527.5
The lower reimbursement of antibody research and development costs under our License and Collaboration Agreement during the three and nine months ended September 30, 2017, compared to the same periods in 2016, was primarily due to decreased reimbursement levels for Dupixent (dupilumab) subsequent to the receipt of the first positive Phase 3 trial results, and U.S. regulatory approval, in accordance with the terms of our collaboration agreement.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with commercializing, as applicable, Praluent, Kevzara, and Dupixent.
During the three and nine months ended September 30, 2017 and 2016, we and Sanofi shared commercial expenses related to Praluent, Kevzara, and Dupixent in accordance with the companies' License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of losses in connection with the companies commercializing Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue. During the three and nine months ended September 30, 2017, compared to the same periods in 2016, Sanofi antibody collaboration revenues were positively impacted by higher sales of collaboration antibody products (see table below) and a decrease in the collaborations' Praluent commercialization expenses, which were partially offset by an increase in the collaborations' Dupixent and Kevzara commercialization expenses. Sanofi provides us with an estimate of our share of the losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. Sanofi records product sales for commercialized products.
The following table summarizes global net product sales recorded by Sanofi:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Praluent in the United States	$31.8	$31.6	$89.8	$61.9
Praluent outside of the United States	17.6	6.6	41.6	13.8
Praluent global	49.4	38.2	131.4	75.7
Dupixent	88.9	—	117.6	—
Kevzara	3.0	—	3.8	—
In March 2017, the FDA approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis, and in September 2017, the European Commission granted marketing authorization for Dupixent for use in adults with moderate-to-severe atopic dermatitis who are candidates for systemic therapy. In May 2017, the FDA approved Kevzara for the treatment of rheumatoid arthritis in adult patients, and in June 2017, the European Commission granted marketing authorization for Kevzara for the treatment of rheumatoid arthritis in adult patients.
During the three and nine months ended September 30, 2017, other Sanofi antibody revenue included (i) reimbursements by Sanofi in connection with validating our Limerick commercial manufacturing facilities as required under the terms of our collaboration agreement and (ii) an acceleration of the recognition of deferred revenue from an $85.0 million up-front payment and other payments in connection with Sanofi's decision to end our Antibody Discovery Agreement on December 31, 2017 without any extension.
Sanofi's reimbursement of immuno-oncology research and development costs under our IO Discovery Agreement increased in the third quarter and first nine months of 2017, compared to the same periods in 2016, primarily due to an increase in pre-clinical research activities for additional product candidates. Sanofi's reimbursement of immuno-oncology research and development costs under our IO License and Collaboration Agreement increased in the third quarter and first nine months of 2017, compared to the same periods in 2016, as we advanced the cemiplimab clinical program into late-stage clinical development.
Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in 2015 in connection with the execution of the IO Collaboration agreements.
Bayer Collaboration Revenue

Bayer Collaboration Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$205.4	$170.9	$571.1	$484.2
Reimbursement of Regeneron EYLEA development expenses	6.1	2.2	10.8	7.2
Other	15.7	6.1	36.9	45.9
Total EYLEA	227.2	179.2	618.8	537.3
Ang2 antibody and PDGFR-beta antibody:
Reimbursement of development expenses	7.3	7.4	15.6	14.2
Other	2.1	4.7	6.5	11.3
Total Ang2 antibody and PDGFR-beta antibody	9.4	12.1	22.1	25.5
Total Bayer collaboration revenue	$236.6	$191.3	$640.9	$562.8
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net product sales outside the United States	$563.7	$470.8	$1,590.0	$1,375.9
Regeneron's share of collaboration profit from sales outside the United States	218.5	184.4	611.7	524.8
Reimbursement of EYLEA development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(13.1)	(13.5)	(40.6)	(40.6)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$205.4	$170.9	$571.1	$484.2
Bayer records revenue from sales of EYLEA outside the United States. Bayer provides us with an estimate of our share of the profit, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
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
Other Revenue

Other Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Teva collaboration revenue:
Reimbursement of Regeneron research and development expenses	$28.5	$3.1	$82.1	$3.1
Substantive development milestone	—	—	25.0	—
Other	11.7	2.1	33.9	2.1
Total Teva collaboration revenue	40.2	5.2	141.0	5.2
Other revenue	21.3	$21.7	90.5	62.2
Total other revenue	$61.5	$26.9	$231.5	$67.4
In September 2016, we and Teva entered into a collaboration agreement to develop and commercialize fasinumab. Other Teva collaboration revenue includes recognition of a portion of deferred revenue from a $250.0 million up-front payment. In the second quarter of 2017, we earned, and recognized as revenue, development milestones of $25.0 million and $30.0 million from Teva and MTPC, respectively. The revenue recognized in connection with the MTPC milestone is included in Other revenue in the table above.

Expenses

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(In millions)	2017	2016	(Decrease)	2017	2016	(Decrease)
Research and development	$529.7	$543.0	$(13.3)	$1,547.2	$1,573.1	$(25.9)
Selling, general, and administrative	306.8	270.0	36.8	910.5	851.8	58.7
Cost of goods sold	46.4	30.0	16.4	149.8	150.1	(0.3)
Cost of collaboration and contract manufacturing	57.8	14.3	43.5	141.5	74.9	66.6
Total operating expenses	$940.7	$857.3	$83.4	$2,749.0	$2,649.9	$99.1

Average headcount	5,875	5,127	748	5,653	4,786	867
Our average headcount in 2017 increased compared to 2016 principally in connection with expanding our manufacturing activities.
Operating expenses included a total of $125.1 million in the third quarter and $380.1 million in the first nine months of 2017, respectively, and $131.4 million in the third quarter and $405.3 million in the first nine months of 2016, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense).
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

Research and Development Expenses	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(In millions)	2017	2016*	(Decrease)	2017	2016*	(Decrease)
Direct research and development expenses:
Dupilumab	$50.0	$54.2	$(4.2)	$150.0	$171.1	$(21.1)
Cemiplimab	33.7	11.0	22.7	78.3	27.3	51.0
Fasinumab	39.1	29.4	9.7	112.0	76.9	35.1
Praluent	21.2	21.5	(0.3)	61.1	61.3	(0.2)
Suptavumab	17.0	8.4	8.6	31.4	18.4	13.0
Sarilumab	2.4	3.0	(0.6)	7.6	16.7	(9.1)
Other product candidates in clinical development and other research programs	55.2	61.1	(5.9)	168.4	189.4	(21.0)
Total direct research and development expenses	218.6	188.6	30.0	608.8	561.1	47.7
Indirect research and development expenses:
Payroll and benefits	145.3	142.5	2.8	438.5	421.9	16.6
Clinical manufacturing costs	97.7	122.7	(25.0)	300.9	309.6	(8.7)
Research, licensing, and other development costs	17.1	40.6	(23.5)	47.1	139.6	(92.5)
Occupancy and other operating costs	51.0	48.6	2.4	151.9	140.9	11.0
Total indirect research and development expenses	311.1	354.4	(43.3)	938.4	1,012.0	(73.6)
Total research and development expenses	$529.7	$543.0	$(13.3)	$1,547.2	$1,573.1	$(25.9)

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Direct research and development expenses increased for cemiplimab and fasinumab in the third quarter and first nine months of 2017, compared to the same periods in 2016, primarily due to continued enrollment in clinical studies and the initiation of additional clinical studies. Direct research and development expenses decreased for dupilumab in the first nine months of 2017, compared to the same period in 2016, as some later-stage clinical studies had been completed. Clinical manufacturing costs decreased in the third quarter of 2017, compared to the same period in 2016, primarily due to a higher proportion of commercial manufacturing at our facilities. Research, licensing, and other development costs in 2016 included the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia and the $25.0 million up-front payment made in connection with the July 2016 license and collaboration agreement with Adicet. Research and development expenses included Non-Cash Compensation Expense of $70.1 million and $213.2 million in the third quarter and first nine months of 2017, respectively, and $80.6 million and $238.0 million in the third quarter and first nine months of 2016, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to higher headcount and headcount-related costs to support the launches of Dupixent and Kevzara and an increase in commercialization-related expenses associated with EYLEA and Dupixent. Selling, general, and administrative expenses increased for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to higher headcount and headcount-related costs to support the launches of Dupixent and Kevzara and an increase in commercialization-related expenses associated with EYLEA, Dupixent, and Kevzara, partly offset by lower commercialization-related expenses associated with Praluent. Selling, general, and administrative expenses included Non-Cash Compensation Expense of $47.7 million and $146.2 million in the third quarter and first nine months of 2017, respectively, and $49.4 million and $157.2 million in the third quarter and first nine months of 2016, respectively.
Cost of Goods Sold
Cost of goods sold increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, principally due to an increase in start-up costs for our Limerick manufacturing facility. For the nine months ended September 30, 2017, this increase was offset due to the fact that, effective May 2016, we are no longer obligated to pay royalties to Genentech based on U.S. sales of EYLEA.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to costs we incurred in connection with validating our Limerick manufacturing commercial facility in connection with our collaboration with Sanofi. Cost of collaboration and contract manufacturing increased for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to costs we incurred in connection with validating our Limerick manufacturing commercial facility related to products that are in collaboration with Sanofi, partly offset by the fact that the first nine months of 2016 included royalties payable to Genentech based on sales of EYLEA outside the United States (which ended in May 2016). Cost of collaboration and contract manufacturing was also adversely impacted by inventory write-offs and reserves totaling $50.6 million in the first nine months of 2017 primarily related to product that no longer met quality specifications, compared to $6.8 million in the first nine months of 2016.
Other Income and Expense
Other expenses in the first nine months of 2017 included the recognition of a $30.1 million loss on debt extinguishment related to the 2017 Tarrytown lease transaction. See Note 10 to our Condensed Consolidated Financial Statements.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Income tax expense	$177.3	$101.1	$498.8	$345.9
Effective tax rate	31.3%	27.6%	32.7%	35.0%
The effective tax rate for the three and nine months ended September 30, 2017 and 2016 was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for increased research activities, offset by the negative impact of losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee. Our effective tax rate for the three months ended September 30, 2016 was also positively impacted by changes to tax reserves.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,	December 31,	Increase
(In millions)	2017	2016	(Decrease)
Financial assets:
Cash and cash equivalents	$792.1	$535.2	$256.9
Marketable securities - current	586.9	503.5	83.4
Marketable securities - non-current	1,327.3	864.3	463.0
	$2,706.3	$1,903.0	$803.3

Working capital:
Current assets	$4,135.7	$3,180.2	$955.5
Current liabilities	1,138.6	1,241.5	(102.9)
	$2,997.1	$1,938.7	$1,058.4
Additionally, as of September 30, 2017, we had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
Sources and Uses of Cash for the Nine Months Ended September 30, 2017 and 2016

	September 30,	September 30,	Increase
(In millions)	2017	2016	(Decrease)
Cash flows provided by (used in) operating activities	$740.2	$1,095.5	$(355.3)
Cash flows provided by (used in) investing activities	(669.4)	(775.5)	106.1
Cash flows provided by (used in) financing activities	186.1	(208.7)	394.8
Cash Flows from Operating Activities
Our net income of $1,025.0 million in the first nine months of 2017 included Non-cash Compensation Expense of $380.1 million. Deferred tax assets as of September 30, 2017 increased by $108.2 million, compared to December 31, 2016, primarily due to Non-cash Compensation Expense. Sanofi, Bayer, and trade accounts receivable increased by $359.8 million as of September 30, 2017, compared to December 31, 2016, primarily due to higher EYLEA sales and higher production of commercial inventory in connection with our Sanofi collaboration.

Our net income of $642.4 million in the first nine months of 2016 included Non-cash Compensation Expense of $405.3 million. Deferred tax assets as of September 30, 2016 increased by $190.3 million, compared to December 31, 2015, primarily due to an increase in Non-cash Compensation Expense, the tax basis of intangible assets, and deferred revenue. Deferred revenue increased by $282.2 million as of September 30, 2016, compared to December 31, 2015, primarily due to $250.0 million and $60.0 million of payments received in the first nine months of 2016 from Teva and Mitsubishi, respectively, in connection with our fasinumab collaborations, and the $50.0 million up-front payment from Bayer in connection with the companies' Ang2 collaboration, partly offset by the amortization of these 2016 payments and up-front payments from Sanofi. Accounts payable, accrued expenses, and other liabilities increased by $107.4 million as of September 30, 2016, compared to December 31, 2015, primarily due to higher tax-related liabilities, partly offset by lower royalties payable since our obligation to pay Genentech based on sales of EYLEA ended in May 2016.
Cash Flows from Investing Activities
Capital expenditures were $165.0 million and $361.5 million in the first nine months of 2017 and 2016, respectively. Capital expenditures in the first nine months of 2017 primarily included costs in connection with renovations and additions to certain buildings at our Rensselaer, New York and Limerick, Ireland manufacturing facilities, as well as, to a lesser extent, at our Tarrytown, New York laboratory and office facilities. Capital expenditures in the first nine months of 2016 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility, tenant improvement and associated costs at our leased Tarrytown, New York facilities, renovations to certain areas of our Rensselaer, New York manufacturing facilities, the purchase of an office building near our Rensselaer manufacturing facilities, and purchases of equipment. Capital expenditures decreased in the first nine months of 2017, compared to the first nine months of 2016, in part due to less capital expenditures in connection with renovations at our Limerick, Ireland manufacturing facility as by the end of 2016 a substantial portion of the initial build-out of the plant had been completed. We expect to incur capital expenditures of approximately $100 million to $120 million during the fourth quarter of 2017.
Cash Flows from Financing Activities
In the first nine months of 2017, proceeds in connection with capital and facility lease obligations relate to our receipt of $57.0 million in connection with the March 2017 lease transaction as described below under "Tarrytown, New York Leases". In the first nine months of 2016, we paid an aggregate amount of $242.1 million to warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. No warrants remained outstanding as of December 31, 2016.
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of September 30, 2017.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of September 30, 2017.
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
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in our Credit Facility. We were in compliance with all covenants of the Participation Agreement and the Lease as of September 30, 2017.
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
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical programs). The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial. Under certain collaboration agreements, the amount of funding for reimbursement of research and development costs that we are entitled to receive is capped at a specified amount; therefore, we may elect to independently fund certain research and development costs in excess of such capped amounts. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi is responsible for funding up to $130.0 million of our antibody discovery activities in 2017. Our Antibody Discovery Agreement with Sanofi will end on December 31, 2017 and, therefore, funding from Sanofi under the Antibody Discovery Agreement will cease after 2017. See "Collaboration Agreements - Collaborations with Sanofi - Antibodies" above for further information.
We anticipate continuing to incur substantial commercialization costs for EYLEA, Dupixent, Praluent, and Kevzara. Commercialization costs over the next few years will depend on, among other things, the market potential for product candidates, whether commercialization costs are shared with a collaborator, regulatory approval of additional product candidates, and whether we may be required to pay additional royalties or share the profits from sales of products pursuant to our license or collaboration agreements or otherwise.
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
We have exposure to market risk for changes in interest rates, including the interest rate risk relating to our March 2017 variable rate Tarrytown, New York lease (as described in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases"). Our interest rate exposure is partially offset by our investments in marketable securities. In addition, beginning in the second quarter of 2017, we began to further manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We continue to monitor our interest rate risk and may utilize additional derivative instruments and/or other strategies in the future to further mitigate our interest rate exposure.
We have hedged a portion of our floating interest rate exposure using interest rate swap and interest rate cap contracts (see Note 11 to our Condensed Consolidated Financial Statements). The following table summarizes the notional amounts of our outstanding interest rate swap and cap contracts as of September 30, 2017:

(In millions)	Notional Amount
Interest rate swap contracts	$75.0
Interest rate cap contracts	$75.0
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described in our Annual Report on Form 10-K for the year ended December 31, 2016 (filed February 9, 2017), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (filed May 4, 2017), our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (filed August 3, 2017), and those described below. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see Part II, Item 1A. "Risk Factors," including the discussion under the headings entitled "Risks Related to Intellectual Property and Market Exclusivity," "Regulatory and Litigation Risks," and "Risks Related to Our Common Stock."
Proceedings Relating to '287 Patent, '163 Patent, and '018 Patent
As previously reported, on September 25, 2013, we commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting our European Patent No. 1,360,287 (the '287 Patent) and our European Patent No. 2,264,163 (the '163 Patent), each of which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse. On February 1, 2016, the court issued a final judgment, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. The hearing for our appeal and Kymab's cross-appeal was held on October 17 - 20, 2017.
As previously reported, on March 11, 2014, we commenced patent infringement litigation against Merus B.V. in the United States District Court for the Southern District of New York, asserting our U.S. Patent No. 8,502,018 (the '018 Patent), which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse. On November 21, 2014, the United States District Court for the Southern District of New York issued its Opinion and Order on Claim Construction in the '018 Patent infringement litigation, in which it held the '018 Patent invalid and not infringed. On November 2, 2015, the United States District Court for the Southern District of New York issued an opinion and order finding that the '018 Patent was procured by inequitable conduct, thus rendering it unenforceable. On July 27, 2017, the United States Court of Appeals for the Federal Circuit (the Federal Circuit) affirmed the District Court's decision regarding inequitable conduct without deciding the issues of validity and infringement. On September 12, 2017, we submitted a petition for panel rehearing and/or rehearing en banc in the Federal Circuit. On November 2, 2017, Merus filed its response to our petition.
Proceedings Relating to Praluent (alirocumab) Injection
As previously reported, in the United States, Amgen Inc. has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the '165 Patent) and 8,859,741 (the '741 Patent), and seeks a permanent injunction to prevent us and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, Commercializing) Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware (the District Court) from March 8 to March 16, 2016. During the course of the trial, the District Court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of Regeneron and the Sanofi defendants that there was no willful infringement of the asserted patent claims by Regeneron or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the District Court issued a final opinion and judgment, denying our and the Sanofi defendants' motions for new trial and judgment as a matter of law. On October 5, 2017, the Federal Circuit reversed in part the District Court's decision, remanded for a new trial on the issues of written description and enablement, and vacated the District Court's permanent injunction. In addition, it affirmed the District Court's ruling that Amgen's patents were not obvious. The Federal Circuit further concluded that we and the Sanofi defendants were not entitled to judgment as a matter of law on the issues of written description and enablement on this record.
As previously reported, on July 25, 2016, Amgen filed a lawsuit for infringement of its European Patent No. 2,215,124 (the '124 Patent) against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany, seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. Oral hearing on this infringement lawsuit was held on October 19, 2017.
Proceedings Relating to Dupixent (dupilumab) Injection
As previously reported, on March 23, 2017, we, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review (IPR) in the United States Patent and Trademark Office (USPTO) seeking a declaration of invalidity of U.S. Patent No. 8,679,487 (the '487 Patent) owned by Immunex Corporation relating to antibodies that bind the human interleukin-4 receptor. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the Additional IPR Petitions). On October 4, 2017, the Patent Trial and Appeal Board of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. The Additional IPR Petitions are still pending.
As previously reported, on April 5, 2017, Immunex Corporation filed a complaint against us, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by our and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by us and the Sanofi parties. On June 28, 2017, we and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen (which was amended on October 31, 2017 to, among other things, add an inequitable conduct allegation), and Immunex and Amgen filed an answer to the counterclaims on July 28, 2017. A jury trial has been scheduled to start on March 19, 2019.

Proceedings Relating to Shareholder Derivative Claims
As previously reported, on or about December 15, 2015, we received a shareholder litigation demand upon our board of directors made by a purported Regeneron shareholder. On or about November 3, 2017, we received a second shareholder litigation demand upon our board of directors made by another purported Regeneron shareholder, which is substantially similar to the December 15, 2015 shareholder litigation demand. The demands assert that the then current and certain former non-employee members of the board of directors and the Chairman of the board of directors excessively compensated themselves in 2013 and 2014. The demands request that our board of directors investigate and bring legal action against these directors for breach of fiduciary duty, unjust enrichment, and corporate waste, and implement internal controls and systems designed to prohibit and prevent similar actions in the future. Our board of directors is evaluating the impact of the New York Supreme Court's decision pertaining to the motion to dismiss filed by the defendants in the shareholder derivative litigation (discussed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (filed August 3, 2017)) on the board's response to these demands.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the nine months ended September 30, 2017 and 2016, EYLEA net sales in the United States represented 64% and 68% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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

•
the results of post-approval studies of EYLEA (whether conducted by us or by others and whether mandated by regulatory agencies or voluntary), and studies of other products that could implicate VEGF inhibitors as a class or are perceived to do so, as well as the results of the studies investigating nesvacumab (an antibody to angiopoietin-2) co-formulated with aflibercept conducted by us and Bayer;

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
Other competitive or potentially competitive products include Allergan, Plc's Ozurdex® (dexamethasone) (approved by the FDA for the treatment of macular edema following RVO and for the treatment of DME) and Alimera Sciences, Inc's Iluvien® (fluocinolone ophthalmic implant) (approved by the FDA for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, Genentech/Roche is developing a Lucentis port delivery system implant (currently in a Phase 2 study in patients with wet AMD). Novartis is developing RTH258 (ESBA1008), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and announced in June 2017 that two Phase 3 studies of RTH258 met their primary endpoint of non-inferiority to EYLEA. Allergan is developing abicipar pegol for wet AMD and related conditions (currently studied in Phase 3 trials against Lucentis as a comparator drug). Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bi-specific antibody (RG7716) targeting both VEGF and Ang2 for wet AMD and DME (currently in Phase 2 trials for both indications). Competitors are also developing eye-drop formulations, devices, oral therapies, and gene/cell therapies for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
In addition, ophthalmologists are using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, Avastin, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with repackaged Avastin presents a significant competitive challenge in these indications. Competitors (including Amgen) are also developing a biosimilar version of Avastin. Avastin is also being evaluated in eye diseases in clinical trials in certain countries. Furthermore, Lucentis and off-label use of repackaged Avastin present significant competitive challenges as doctors and patients have had significant experience using these medicines. The relatively low cost of repackaged Avastin in treating patients may exacerbate the competitive challenge which EYLEA faces in the eye indications for which it is approved.
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
Our sales of EYLEA in the United States and Bayer's sales of EYLEA in other countries may be reduced if EYLEA is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA outside the United States is the responsibility of Bayer. Prices for EYLEA in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and our sales of EYLEA in the United States may be reduced if EYLEA marketed in those nations is imported into the United States. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of EYLEA in a particular market or reduce our or Bayer's sales, thereby adversely affecting our results of operations. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from EYLEA sales could be reduced.
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

•
our and Sanofi's ability to differentiate these products from competitive products (including, in the case of Dupixent, Pfizer Inc.'s Xeljanz® (tofacitinib) and Eli Lilly and Company's Olumiant® (baricitinib); in the case of Praluent, Amgen's Repatha® (evolocumab); and, in the case of Kevzara, Genentech/Roche's Actemra® (tocilizumab)), as well as product candidates currently in clinical development (such as, in the case of Dupixent, the antibody product candidates being developed by Roche, LEO Pharma Inc., AstraZeneca PLC, Galderma S.A., AnaptysBio, Inc., and Amgen);

•
the outcome of the pending patent infringement proceedings relating to Dupixent (described further in Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and this report), and other risks relating to Dupixent associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below;

•
the outcome of the pending patent infringement proceedings relating to Praluent initiated by Amgen against us and Sanofi (described further in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and this report), and other risks relating to Praluent associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below;

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
There is significant actual and potential future competition for Dupixent. A number of companies are developing antibodies that, if approved, may compete with Dupixent in its current or potential future indications, including Roche (in collaboration with Dermira, Inc.) (an antibody against IL-13); LEO Pharma (in collaboration with AstraZeneca ) (IL-13 antibody tralokinumab being developed in the atopic dermatitis indication); AstraZeneca (antibodies against IL-4R and IL-5R, as well as IL-13 antibody tralokinumab being developed in the asthma indication); Galderma (an antibody against IL-31R); AnaptysBio (an antibody against IL-33); and Amgen (in collaboration with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). GSK's Nucala® (mepolizumab) and Teva's Cinqair® (reslizumab), both of which are antibodies against IL-5, may also compete with Dupixent in its current or potential future indications. We are also aware of companies developing or marketing small molecules that may compete with Dupixent in its current or potential future indications. These include Pfizer's EucrisaTM (crisaborole), a topical ointment that competes with Dupixent in the atopic dermatitis indication; and JAK inhibitors, such as AbbVie Inc.'s upadacitinib, Pfizer's Xeljanz, and Eli Lilly's Olumiant.
There also is significant actual and potential future competition for Praluent. Amgen's PCSK9 program is currently the most advanced of the competitors, having already received regulatory approvals in jurisdictions including the U.S., the EU, and Japan for its PCSK9 inhibitor Repatha. Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Other companies with development programs for injectables against PCSK9 include Alnylam Pharmaceuticals, Inc. (in collaboration with The Medicines Company), which has a clinical program underway with inclisiran, an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. These include bempedoic acid, which is being developed by Esperion Therapeutics, Inc.; gemcabene, which is being developed by Gemphire Therapeutics, Inc.; and an inhibitor of cholesterylester transfer protein (CETP), which is being developed by DalCor Pharmaceuticals.
Kevzara also faces competition from actual and potential future products. Genentech/Roche is marketing an antibody against IL-6R (Actemra) for the treatment of rheumatoid arthritis that competes with Kevzara. In addition, several other companies, including Alder Biopharmaceuticals, Inc. (in collaboration with Vitaeris Inc.), Ablynx, R-Pharm, and Bird Rock Bio, Inc. have antibodies against IL-6 or IL-6R in clinical development. Further, oral, small-molecule JAK inhibitors such as Pfizer's Xeljanz, Eli Lilly's Olumiant, and AbbVie's upadacitinib may pose a competitive threat for Kevzara.

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
Sales of Dupixent, Praluent, and Kevzara recorded by Sanofi in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under our Antibody Collaboration with Sanofi and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our Antibody Collaboration with Sanofi, pricing and reimbursement for Dupixent, Praluent, and Kevzara outside the United States is the responsibility of Sanofi. Prices for Dupixent, Praluent, and Kevzara in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of Dupixent, Praluent, and Kevzara in the United States that are recorded by Sanofi may be reduced if the applicable product marketed in those bordering nations is imported into the United States. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of Dupixent, Praluent, and Kevzara in a particular market or the sales recorded by Sanofi, thereby adversely affecting our results of operations. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from Dupixent, Praluent, or Kevzara sales could be reduced.
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
Furthermore, some of our product candidates (such as cemiplimab) are studied in combination with agents and treatments developed by us or our collaborators. There may be additional risks and unforeseen safety issues resulting from such combined administration, any of which may materially adversely impact clinical development of these product candidates and our ability to obtain regulatory approval.
Successful development of our current and future product candidates is uncertain.
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our company, have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness, and clinical trials evaluating our product candidates failed to meet the relevant endpoints. For example, in August 2017, we reported that the Phase 3 study evaluating suptavumab (REGN2222), an antibody to respiratory syncytial virus (RSV), did not meet its primary endpoint of preventing medically-attended RSV infections in infants and that we planned to discontinue further clinical development of this antibody.

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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 1,360,287 was, and our European Patent No. 2,264,163 is, the subject of opposition proceedings in the EPO, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. We have pending patent applications in the USPTO, the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes reexamination under the America Invents Act of 2011 or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we are currently party to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and this report; and patent infringement proceedings relating to Dupixent, as described in Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and this report. In addition, we are currently party to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287, our European Patent No. 2,264,163, and our U.S. Patent No. 8,502,018, all of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and this report (as applicable).
We are aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies; antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis with such antibodies; antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies; and antibodies to PD-1 and methods of treating cancer with such antibodies. In addition to Dupixent (dupilumab), Praluent (alirocumab), and Kevzara (sarilumab), our late-stage antibody-based pipeline includes fasinumab, an antibody to NGF; and cemiplimab, an antibody to PD-1, intended for the treatment of certain cancer indications including advanced cutaneous squamous cell carcinoma. With respect to Dupixent, we are aware of certain patents owned by Immunex Corporation, a wholly owned subsidiary of Amgen. These patents include U.S. Patent No. 8,679,487 (currently subject to the patent infringement proceedings described in Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and this report) and European Patent No. 2,292,665 (the '665 Patent) and are generally directed to antibodies that bind to IL-4R.

On September 30, 2016, Sanofi initiated a revocation proceeding to invalidate the U.K. counterpart of the '665 Patent in the United Kingdom. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending EPO opposition proceedings initiated by us and Sanofi in relation to the '665 Patent. The oral hearing before the EPO on the oppositions is currently scheduled for November 20, 2017. The original patent term of the Immunex patents is set to expire in 2021.
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
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in collaboration with Eli Lilly) is developing an antibody-based product candidate against NGF. For cemiplimab, there are several competitors that are marketing or developing antibodies against PD-1 and/or PDL-1, including Bristol-Myers Squibb Company (Opdivo® (nivolumab)), Merck & Co., Inc.'s (Keytruda® (pembrolizumab)), Roche (Tecentriq® (atezolizumab)), AstraZeneca (Imfinzi® (durvalumab)), Pfizer (Bavencio® (avelumab)), Novartis (PDR001), and TESARO, Inc. (TSR-042). We are also aware of several companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications.
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
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process (including by means of required prior authorizations and utilization management criteria). In March 2010, the PPACA and a related reconciliation bill were enacted in the United States. This legislation imposes cost-containment and other measures that are likely to adversely affect the amount of reimbursement for our current and future products. The full effects of this legislation depend on a number of factors, many of which are beyond our control, including new regulations and guidance issued by CMS and other federal and state agencies. Some states are also considering legislation that would control the prices and reimbursement of prescription drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our products.
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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the three months ended September 30, 2017, product sales to three customers accounted on a combined basis for 99% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
The current U.S. administration and Congress could carry out significant changes in legislation, regulation, and government policy (including with respect to the possible repeal of all or portions of the PPACA, possible government reimbursement changes, possible changes in the existing treaty and trade relationships with other countries, and tax reform), as evidenced by statements and recent actions of the current president and certain members of Congress. While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business.
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
We rely heavily on funding from Sanofi to support certain research and development programs, including our immuno-oncology research and development programs. Sanofi has committed to reimburse us for up to $825.0 million of the costs of our efforts to identify and validate potential immuno-oncology targets and develop fully-human therapeutic antibodies against such targets under the IO Discovery and Development Agreement over the term of the IO Discovery and Development Agreement. Sanofi also initially funds almost all of the development expenses incurred in connection with the clinical development of product candidates for which Sanofi is the principal controlling party under our IO Collaboration. In addition, Sanofi initially funds half of the development expenses incurred in connection with the clinical development of product candidates for which we are the principal controlling party under our IO Collaboration. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us under our Antibody Collaboration (such as Dupixent, Praluent, Kevzara, and REGN3500) or for which Sanofi is the principal controlling party under our IO Collaboration, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining and maintaining regulatory approval. Following regulatory approval, we also rely on Sanofi to lead (i) the commercialization efforts to support all of the antibody-based products that are co-developed by Sanofi and us under our Antibody Collaboration and (ii) the commercialization efforts outside the Unites States to support all products that are co-developed by Sanofi and us under our IO Collaboration (as well as the commercialization efforts in the United States to support all products for which Sanofi is the principal controlling party under our IO Collaboration).
If Sanofi does not elect to co-develop the product candidates discovered under our Antibody Collaboration or our IO Collaboration or opts out of their development, unless we enter into a collaboration agreement with another party, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody-based products. For example, under our Antibody Collaboration, Sanofi has elected not to continue co-development of fasinumab and trevogrumab, and decided not to opt in to the evinacumab and other programs. In addition, as previously reported, after 2017 we will be required to fund our antibody discovery activities and the research and preclinical development activities of our drug candidates, as Sanofi’s funding obligations under the Antibody Discovery Agreement will cease.
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
As of September 30, 2017, we had $792.1 million in cash and cash equivalents and $1,914.2 million in marketable securities (including $88.0 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2017, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 48.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2017. As of September 30, 2017, Sanofi beneficially owned 23,880,537 shares of our Common Stock, representing approximately 22.6% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time are subject to a "lock-up" and may not be sold until December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2017, holders of Class A Stock held 15.3% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2017:

•
our current executive officers and directors beneficially owned 10.3% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2017, and 21.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2017; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 48.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2017. In addition, these five shareholders plus our Chief Executive Officer held approximately 53.8% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2017.

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
In addition, we are required under the amended and restated investor agreement to appoint an individual agreed upon by us and Sanofi to our board of directors. Subject to certain exceptions, we are required to use our reasonable efforts (including recommending that our shareholders vote in favor) to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains an equity interest in us that is the lower of (i) the highest percentage ownership Sanofi attains following its acquisition of 20% of our outstanding shares of Class A Stock and Common Stock (taken together) (which occurred in April 2014), and (ii) 25% of our outstanding shares of Class A Stock and Common Stock (taken together). This designee is required to be "independent" of our company, as determined under NASDAQ rules, and not to be a current or former officer, director, employee, or paid consultant of Sanofi. The current Sanofi designee, N. Anthony Coles, M.D., is a Class II director whose current term expires at the 2020 annual shareholder meeting.
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
In addition, our Change in Control Severance Plan and the employment agreement with our Chief Executive Officer, each as amended and restated, provide for severance benefits in the event of termination as a result of a change in control of our company. Also, stock options issued under our Second Amended and Restated 2000 Long-Term Incentive Plan, our 2014 Long-Term Incentive Plan, and our Amended and Restated 2014 Long-Term Incentive Plan may become fully vested in connection with a "change in control" of our company, as defined in the plans. Further, under the amended and restated investor agreement between us and Sanofi, we are required to appoint an individual agreed upon by us and Sanofi to our board of directors and to use our reasonable efforts to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains a specified equity interest in us. As described above under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management," a Sanofi designee currently serves on our board of directors. These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.

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

REGENERON PHARMACEUTICALS, INC.

Date:	November 8, 2017	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)