Form 10-Q
period 2018-03-31
REGENERON PHARMACEUTICALS INC
filed 2018-05-03
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 12, 2018:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,354
Common Stock, $.001 par value	105,949,824

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,019,491	$812,733
Marketable securities	605,461	596,847
Accounts receivable - trade, net	1,531,936	1,538,642
Accounts receivable from Sanofi	168,855	193,684
Accounts receivable from Bayer	243,141	242,014
Inventories	820,397	726,138
Prepaid expenses and other current assets	155,451	224,972
Total current assets	4,544,732	4,335,030

Marketable securities	1,821,985	1,486,494
Property, plant, and equipment, net	2,394,727	2,358,605
Deferred tax assets	532,268	506,291
Other noncurrent assets	78,984	77,866
Total assets	$9,372,696	$8,764,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$207,611	$178,183
Accrued expenses and other current liabilities	666,216	637,162
Deferred revenue from Sanofi	231,447	177,746
Deferred revenue - other	160,466	142,392
Total current liabilities	1,265,740	1,135,483

Capital and facility lease obligations	704,645	703,453
Deferred revenue from Sanofi	406,778	379,936
Deferred revenue - other	257,967	249,263
Other noncurrent liabilities	169,922	152,073
Total liabilities	2,805,052	2,620,208

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,354 in 2018 and 2017	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 109,703,771 in 2018 and 109,477,222 in 2017	110	110
Additional paid-in capital	3,611,599	3,512,833
Retained earnings	3,287,767	2,946,733
Accumulated other comprehensive (loss) income	(15,594)	640
Treasury Stock, at cost; 3,763,868 shares in 2018 and 2017	(316,240)	(316,240)
Total stockholders' equity	6,567,644	6,144,078
Total liabilities and stockholders' equity	$9,372,696	$8,764,286

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Statements of Operations
Revenues:
Net product sales	$987,909	$858,245
Sanofi collaboration revenue	189,490	210,367
Bayer collaboration revenue	247,928	193,939
Other revenue	86,158	56,440
	1,511,485	1,318,991

Expenses:
Research and development	498,586	507,435
Selling, general, and administrative	330,770	296,846
Cost of goods sold	69,243	61,253
Cost of collaboration and contract manufacturing	45,655	22,915
	944,254	888,449

Income from operations	567,231	430,542

Other income (expense):
Other income, net	24,606	9,248
Interest expense	(6,439)	(7,501)
	18,167	1,747

Income before income taxes	585,398	432,289

Income tax expense	(107,418)	(183,358)

Net income	$477,980	$248,931

Net income per share - basic	$4.44	$2.36
Net income per share - diluted	$4.16	$2.16

Weighted average shares outstanding - basic	107,648	105,572
Weighted average shares outstanding - diluted	114,906	115,106

Statements of Comprehensive Income
Net income	$477,980	$248,931
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable securities	(11,080)	6,956
Unrealized gain on cash flow hedges	1,439	—
Comprehensive income	$468,339	$255,887

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$477,980	$248,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,358	38,115
Non-cash compensation expense	82,422	133,789
Other non-cash items, net	(4,193)	3,956
Deferred taxes	(6,366)	(40,988)
Changes in assets and liabilities:
Decrease (increase) in Sanofi, Bayer, and trade accounts receivable	30,408	(137,928)
Increase in inventories	(88,760)	(69,744)
Decrease (increase) in prepaid expenses and other assets	68,836	(20,325)
(Decrease) increase in deferred revenue	(54,596)	12,400
Increase in accounts payable, accrued expenses, and other liabilities	76,654	187,695
Total adjustments	140,763	106,970
Net cash provided by operating activities	618,743	355,901

Cash flows from investing activities:
Purchases of marketable and other securities	(601,313)	(208,694)
Sales or maturities of marketable securities	255,276	119,012
Capital expenditures	(79,375)	(50,461)
Net cash used in investing activities	(425,412)	(140,143)

Cash flows from financing activities:
Proceeds in connection with capital and facility lease obligations	—	57,000
Payments in connection with capital and facility lease obligations	—	(12,861)
Proceeds from issuance of Common Stock	13,427	16,673
Net cash provided by financing activities	13,427	60,812

Net increase in cash, cash equivalents, and restricted cash	206,758	276,570

Cash, cash equivalents, and restricted cash at beginning of period	825,233	547,703

Cash, cash equivalents, and restricted cash at end of period	$1,031,991	$824,273

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2017 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
We adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as of January 1, 2018. The Company adopted the standard using the modified retrospective method, and thus recognized a cumulative-effect adjustment to reduce Retained earnings and increase Deferred revenue on January 1, 2018 by $143.4 million, net of tax. Prior period amounts have not been adjusted in connection with the adoption of this standard.
The new standard did not have an impact on the recognition of revenue from product sales (see Note 2). However, the new standard has resulted in certain changes to the timing of revenue recognition related to our collaboration agreements (see Note 3). As a result of adopting ASC 606, non-refundable upfront payments, which were previously recognized ratably over the performance period, and substantive development milestones, which were previously recognized in the period when the milestone was achieved, will be recognized over the remaining performance period based on the Company's progress towards satisfying its identified performance obligation.
The following tables summarize the impacts of adopting ASC 606 on the Company's condensed consolidated financial statements for the three months ended March 31, 2018 as compared with the guidance that was in effect before the change.

	March 31, 2018
Balance Sheet Data	As Reported	Adjustments	Balance Without Adoption of ASC 606
Deferred tax assets	$532,268	$(18,206)	$514,062
Total assets	$9,372,696	$(18,206)	$9,354,490
Accrued expenses and other current liabilities	$666,216	$(1,513)	$664,703
Deferred revenue from Sanofi (current)	$231,447	$(33,632)	$197,815
Deferred revenue - other (current)	$160,466	$(69,241)	$91,225
Total current liabilities	$1,265,740	$(104,386)	$1,161,354
Deferred revenue from Sanofi (noncurrent)	$406,778	$(51,604)	$355,174
Deferred revenue - other (noncurrent)	$257,967	$18,277	$276,244
Total liabilities	$2,805,052	$(137,713)	$2,667,339
Retained earnings	$3,287,767	$119,507	$3,407,274
Total stockholders' equity	$6,567,644	$119,507	$6,687,151
Total liabilities and stockholders' equity	$9,372,696	$(18,206)	$9,354,490

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three Months Ended March 31, 2018
Consolidated Statement of Operations Data	As Reported	Adjustments	Balance Without Adoption of ASC 606
Sanofi collaboration revenue	$189,490	$(8,407)	$181,083
Other revenue	$86,158	$(17,310)	$68,848
Total revenues	$1,511,485	$(25,717)	$1,485,768
Income from operations	$567,231	$(25,717)	$541,514
Income before income taxes	$585,398	$(25,717)	$559,681
Income tax expense	$(107,418)	$1,789	$(105,629)
Net income	$477,980	$(23,928)	$454,052
The Company also adopted Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018. The amendments require companies to measure equity investments at fair value with changes in fair value recognized in net income. We have elected the measurement alternative for equity investments we hold that do not have readily determinable fair values. Therefore, we will measure such investments at cost minus impairment, if any, and adjust for observable price changes in orderly transactions for identical or similar investments of the same issuer. Upon adoption, the Company recognized a cumulative-effect adjustment, related to unrealized gains on equity securities, to reduce Accumulated other comprehensive income and increase Retained earnings on January 1, 2018 by $6.6 million. See Note 5 and Note 6.
2. Product Sales
Net product sales consist of the following:

	Three Months Ended March 31,
Net Product Sales in the United States	2018	2017
EYLEA®	$984,049	$854,387
ARCALYST®	3,860	3,858
	$987,909	$858,245
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2018 and 2017. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended March 31,
	2018	2017
Besse Medical, a subsidiary of AmerisourceBergen Corporation	55%	53%
McKesson Corporation	40%	27%
Curascript SD Specialty Distribution, a subsidiary of Express Scripts	**	19%
** For the three months ended March 31, 2018, sales to Curascript SD Specialty Distribution represented less than 10% of total gross product revenue.
Revenue from product sales is recognized at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt by our distributors and specialty pharmacies. The Company's written contracts with its customers stipulate product is shipped freight on board destination (FOB destination).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The amount of revenue we recognize varies due to rebates and chargebacks provided under governmental and other programs, distribution-related fees, and other sales-related deductions. We estimate the amount of variable consideration that we will be entitled to, in order to determine the transaction price, based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payer mix, and other relevant factors.
The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the three months ended March 31, 2018 and 2017.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2017	$29,840	$34,142	$21,320	$85,302
Provisions	48,495	51,716	11,170	111,381
Credits/payments	(30,674)	(42,025)	(14,665)	(87,364)
Balance as of March 31, 2018	$47,661	$43,833	$17,825	$109,319

Balance as of December 31, 2016	$12,712	$29,465	$3,674	$45,851
Provisions	38,908	41,175	9,520	89,603
Credits/payments	(28,502)	(42,287)	(8,632)	(79,421)
Balance as of March 31, 2017	$23,118	$28,353	$4,562	$56,033
Accruals for chargebacks are recorded as a direct reduction to accounts receivable and accruals for rebates and distribution-related fees are recorded within accrued liabilities.
3. Collaboration Agreements
We have entered into various agreements related to our activities to research, develop, manufacture, and commercialize product candidates and utilize our technology platforms. The Company earns collaboration revenue in connection with collaboration agreements to utilize our technology platforms and develop and/or commercialize product candidates. As described in Note 1, during the first quarter of 2018, we adopted ASC 606. Under the terms of the new standard, revenue is measured as the amount of consideration we expect to be entitled to in exchange for transferring promised goods or providing services to a customer, and is recognized when (or as) we satisfy performance obligations under the terms of a contract. Depending on the terms of the arrangement, we may defer the recognition of all or a portion of the consideration received because the performance obligations are satisfied over time.
Our collaboration agreements may require us to deliver various rights, services, and/or goods across the entire life cycle of a product or product candidate. In agreements involving multiple goods or services promised to be transferred to customer, we must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is "distinct"), or whether such promises should be combined as a single performance obligation.
The terms of these agreements typically include consideration to be provided to the Company in the form of non-refundable up-front payments, development milestones, payments for development activities, as well as payments for commercialization activities, sales milestones, and sharing of profits or losses arising from the commercialization of products.
At the inception of the contract, the transaction price reflects the amount of consideration we expect to be entitled to in exchange for transferring promised goods or services to our customer. We review our estimate of the transaction price each period, and make revisions to such estimates as necessary. In arrangements where we satisfy performance obligation(s) during the development phase over time, we recognize collaboration revenue over time typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion.
Under the Company's collaboration agreements, product sales and cost of sales for products which are currently approved are recorded by the Company's collaborators as they are deemed to be the principal in the transaction. The Company shares in any profits or losses arising from the commercialization of such products, and records its share of the variable consideration, representing

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

net product sales less cost of goods sold and shared commercialization and other expenses, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborator.
In arrangements where the collaborator records product sales, the Company may be obligated to use commercially reasonable efforts to supply commercial bulk product to its collaborators, and may be reimbursed for its manufacturing costs as commercial product is shipped to its collaborators; however, recognition of such cost reimbursements as collaboration revenue is deferred until the product is sold by the Company's collaborators to third-party customers. In addition, we may also be reimbursed for a portion of costs incurred for other commercial-related activities, which are recorded as collaboration revenue in the period in which such costs are incurred.
a. Sanofi
The collaboration revenue we earned from Sanofi is detailed below:

	Three Months Ended March 31,
Sanofi Collaboration Revenue	2018	2017
Antibody:
Reimbursement of Regeneron research and development expenses	$60,394	$155,245
Reimbursement of Regeneron commercialization-related expenses	85,424	73,559
Regeneron's share of losses in connection with commercialization of antibodies	(74,874)	(108,402)
Other	17,330	11,286
Total Antibody	88,274	131,688
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	73,824	58,679
Reimbursement of Regeneron commercialization-related expenses	1,210	—
Other	26,182	20,000
Total Immuno-oncology	101,216	78,679
	$189,490	$210,367
Antibodies
In November 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration was governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). Pursuant to the Antibody Discovery Agreement, Sanofi agreed to fund up to $130.0 million of the Company's research activities in 2017. The Company's Antibody Discovery Agreement with Sanofi ended on December 31, 2017 without any extension and, therefore, funding from Sanofi under the Antibody Discovery Agreement ceased after 2017. Under the License and Collaboration Agreement, agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. Consequently, during the three months ended March 31, 2018 and 2017, the Company recognized as research and development expense $13.9 million and $25.0 million, respectively, its share of antibody development expenses that Sanofi incurred related to Praluent® (alirocumab), Kevzara® (sarilumab), and Dupixent® (dupilumab).
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
Sanofi leads commercialization activities for products developed under the Antibody Collaboration, subject to the Company's right to co-promote such products. In addition to profit and loss sharing, the Company is entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling twelve-month basis. The amount of variable consideration related to such share of profits and losses and sales milestones is deemed to be constrained as of March 31, 2018, and therefore has not been included in the transaction price.
The Company's significant promised goods and services consist of providing research and development services, including the manufacturing of clinical supplies, and providing commercial-related services, including the manufacturing of commercial supplies. As it relates to the Antibody Collaboration, "Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of internal and external costs in connection with commercializing Praluent, Kevzara, and Dupixent. As we recognize Sanofi antibody collaboration revenue in an amount equal to the amount we have the right to invoice and such amount corresponds directly with the value to Sanofi of our performance to date, we do not disclose the value of the transaction price allocated to our remaining unsatisfied performance obligations.
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's Antibody Collaboration with Sanofi:

	March 31,	December 31,
	2018	2017
Accounts receivable, net	$94,022	$121,001
Deferred revenue	$132,991	$117,682
Significant changes in deferred revenue balances are as follows:

Three Months Ended March 31, 2018
Increase due to shipments of commercial supplies to Sanofi	$37,036
Revenue recognized that was included in deferred revenue at the beginning of the period	$(21,727)
Immuno-Oncology
In July 2015, the Company and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement ("IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). In connection with the IO Discovery Agreement, Sanofi made a $265.0 million non-refundable up-front payment to the Company. The term of the IO Discovery Agreement will continue through the later of five years from the effective date of the IO Collaboration or the date our budget for IO Discovery activities, which has been agreed to with Sanofi, is exhausted, subject to Sanofi's option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs.
In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable up-front payment to the Company. Under the terms of the IO License and Collaboration Agreement, the parties are co-developing the Company's antibody product candidate (cemiplimab) targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, development expenses for cemiplimab up to a total of $1.640 billion, an increase of $990.0 million over the budget set forth in the original IO License and Collaboration Agreement. The cemiplimab development budget

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

has been increased pursuant to the Letter Agreement. Pursuant to the Letter Agreement, the Company has agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to cemiplimab development and Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares of the Company's Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of the Company's Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the cemiplimab development and/or Dupilumab/REGN3500 Eligible Investments, the Company may elect to purchase, in whole or in part, such shares from Sanofi. If the Company does not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions.
The Company has principal control over the development of cemiplimab and will lead commercialization activities in the United States, subject to Sanofi’s right to co-promote, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. The Company will be entitled to a milestone payment of $375.0 million in the event that global sales of certain licensed products targeting PD-1 (including cemiplimab), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with any of such licensed products targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period. The amount of variable consideration related to such milestone is deemed to be constrained as of March 31, 2018, and therefore has not been included in the transaction price.
At the inception of the IO Collaboration, the Company's significant promised goods and services consisted of a license to certain rights and intellectual property and providing research and development services, including the manufacturing of clinical supplies. The Company concluded that the license was not distinct, primarily as a result of (i) Sanofi being unable to benefit from the license on its own or together with other resources that are readily available as the license provides access to Regeneron's complex and specialized know-how and (ii) the research and development services, including manufacturing in support of such services, were expected to significantly modify the initial license. Therefore the promised goods and services were considered a single performance obligation. Consequently, the $640.0 million in aggregate up-front payments made by Sanofi during 2015 in connection with the execution of the IO Collaboration has been recorded as deferred revenue and has been included in the transaction price at the inception of the contract. "Other" Sanofi immuno-oncology revenue in the Sanofi Collaboration Revenue table above primarily includes recognition of deferred revenue from $640.0 million of up-front payments.
As it relates to the IO Collaboration, "Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of costs in connection with the commercialization of cemiplimab outside of the United States.
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's IO Collaboration with Sanofi:

	March 31,	December 31,
	2018	2017
Accounts receivable, net	$70,887	$59,274
Deferred revenue	$505,235	$440,000
Significant changes in deferred revenue balances are as follows:

Three Months Ended March 31, 2018
Increase as a result of cumulative-effect adjustment arising from the adoption of ASC 606	$93,643
Revenue recognized that was included in deferred revenue at the beginning of the period	$(28,408)
The aggregate amount of the transaction price under the IO Collaboration allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of March 31, 2018 was $1,656.0 million. This amount is expected to be recognized as revenue over the remaining period the Company is obligated to satisfy its performance obligation in connection with performing development activities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

b. Bayer
EYLEA outside the United States
Revenue earned in connection with our EYLEA collaboration with Bayer is detailed below:

	Three Months Ended March 31,
Bayer EYLEA Collaboration Revenue	2018	2017
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$232,068	$174,876
Reimbursement of Regeneron EYLEA development expenses	3,457	2,451
Other	11,863	10,603
Total EYLEA	$247,388	$187,930
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
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's EYLEA collaboration with Bayer:

	March 31,	December 31,
	2018	2017
Accounts receivable, net	$243,141	$241,153
Deferred revenue	$70,378	$68,734
Significant changes in deferred revenue balances are as follows:

Three Months Ended March 31, 2018
Increase due to shipments of commercial supplies to Bayer	$11,436
Revenue recognized that was included in deferred revenue at the beginning of the period	$(9,792)
Ang2 antibody and PDGFR-beta antibody outside the United States
In 2016, the Company entered into an agreement with Bayer governing the joint development and commercialization outside the United States of nesvacumab, an antibody product candidate to angiopoietin-2 (Ang2), including REGN910-3 (Ang2 in combination with aflibercept), for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer made a non-refundable up-front payment and paid a portion of our global development costs and development costs exclusively for the territory outside the United States. In the fourth quarter of 2017, the Company reported that results from two Phase 2 studies of REGN910-3 did not provide sufficient differentiation to warrant Phase 3 development. Therefore, during the fourth quarter of 2017, the Company accelerated and recognized the remaining amount of deferred revenue from the $50.0 million up-front payment (which was initially recorded as deferred revenue) received from Bayer as the Company deemed its performance obligation to be satisfied.

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
c. Teva
In September 2016, the Company and Teva entered into a collaboration agreement (the "Teva Collaboration Agreement") to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation. In connection with the Teva Collaboration Agreement, Teva made a $250.0 million non-refundable up-front payment in September 2016. The Company leads global development activities, and the parties share development costs equally, on an ongoing basis, under a global development plan. The Company is also responsible for the manufacture and supply of fasinumab globally.
In 2017, the Company earned, and recognized as substantive milestones, development milestones of $25.0 million and $35.0 million, respectively, from Teva upon initiation of two Phase 3 trials. In addition, the Company is entitled to receive up to an aggregate of $400.0 million in development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. The amount of variable consideration related to such milestones is deemed to be constrained as of March 31, 2018, and therefore has not been included in the transaction price.
At the inception of the Teva Collaboration Agreement, the Company's significant promised goods and services consisted of a license to certain rights and intellectual property and providing research and development services, including the manufacturing of clinical supplies. The Company concluded that the license was not distinct, primarily as a result of (i) Teva being unable to benefit from the license on its own or together with other resources that are readily available as the license providing access to Regeneron's complex and specialized know-how and (ii) the research and development services, including manufacturing in support of such services, were expected to significantly modify the initial license. Therefore the promised goods and services were considered a single performance obligation. Consequently, the $250.0 million up-front payment and development milestones received from Teva, as described above, have been recorded as deferred revenue and have been included in the transaction price.
The Company recognized $58.6 million and $33.1 million of revenue for the three months ended March 31, 2018 and 2017, respectively, in connection with the Teva Collaboration Agreement.
The following tables summarize accounts receivable and deferred revenue information in connection with the Teva Collaboration Agreement:

	March 31,	December 31,
	2018	2017
Accounts receivable, net (recorded within Prepaid expenses and other current assets)	$40,625	$71,297
Deferred revenue	$227,714	$197,357
Significant changes in deferred revenue balances are as follows:

Three Months Ended March 31, 2018
Increase as a result of cumulative-effect adjustment arising from the adoption of ASC 606	$48,216
Revenue recognized that was included in deferred revenue at the beginning of the period	$(18,917)
The aggregate amount of the transaction price under the Teva Collaboration Agreement allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of March 31, 2018 was $686.0 million. This amount is expected to be recognized as revenue over the remaining period the Company is obligated to satisfy its performance obligation in connection with performing development activities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

In April 2018, an independent Data Monitoring Committee monitoring the ongoing safety and efficacy of our fasinumab clinical trials recommended that the higher dose-regimens be discontinued based on the risk benefit assessment and that the program may continue with the lower dose-regimens of fasinumab. The trials are being modified accordingly, which may ultimately impact the transaction price allocated to the remaining performance obligation.
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

	Three Months Ended March 31,
	2018	2017
Net income - basic and diluted	$477,980	$248,931

(Shares in thousands)
Weighted average shares - basic	107,648	105,572
Effect of dilutive securities:
Stock options	7,244	9,050
Restricted stock	14	484
Dilutive potential shares	7,258	9,534
Weighted average shares - diluted	114,906	115,106

Net income per share - basic	$4.44	$2.36
Net income per share - diluted	$4.16	$2.16
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended March 31,
(Shares in thousands)	2018	2017
Stock options	14,878	11,535
Restricted stock	57	18

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

5. Marketable Securities
Marketable securities as of March 31, 2018 and December 31, 2017 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of March 31, 2018	Cost Basis	Gains	Losses	Value
Available-for-sale debt securities:
Corporate bonds	$2,126,820	$1,948	$(18,159)	$2,110,609
U.S. government and government agency obligations	156,281	30	(1,611)	154,700
Municipal bonds	2,591	—	(11)	2,580
Commercial paper	70,385	—	—	70,385
Certificates of deposit	20,097	—	—	20,097
	$2,376,174	$1,978	$(19,781)	$2,358,371

As of December 31, 2017
Available-for-sale debt securities:
Corporate bonds	$1,717,976	$2,176	$(7,672)	$1,712,480
U.S. government and government agency obligations	186,699	34	(1,241)	185,492
Municipal bonds	4,600	—	(13)	4,587
Commercial paper	106,973	—	—	106,973
Certificates of deposit	11,024	—	—	11,024
	$2,027,272	$2,210	$(8,926)	$2,020,556
The Company classifies its investments in debt securities based on their contractual maturity dates. The debt securities listed as of March 31, 2018 mature at various dates through March 2023. The fair values of debt security investments by contractual maturity consist of the following:

	March 31, 2018	December 31, 2017
Maturities within one year	$605,461	$593,783
Maturities after one year through five years	1,752,910	1,426,773
	$2,358,371	$2,020,556

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table shows the fair value of the Company's debt securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
As of March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,343,778	$(13,950)	$234,258	$(4,209)	$1,578,036	$(18,159)
U.S. government and government agency obligations	70,872	(623)	76,793	(988)	147,665	(1,611)
Municipal bonds	2,579	(11)	—	—	2,579	(11)
	$1,417,229	$(14,584)	$311,051	$(5,197)	$1,728,280	$(19,781)

As of December 31, 2017
Corporate bonds	$930,970	$(4,924)	$256,750	$(2,748)	$1,187,720	$(7,672)
U.S. government and government agency obligations	110,532	(409)	67,921	(832)	178,453	(1,241)
Municipal bonds	2,582	(10)	2,005	(3)	4,587	(13)
	$1,044,084	$(5,343)	$326,676	$(3,583)	$1,370,760	$(8,926)
There were no realized losses on sales of marketable securities, and realized gains were not material, for the three months ended March 31, 2018 and 2017.
With respect to marketable securities, for the three months ended March 31, 2018 and 2017, amounts reclassified from Accumulated other comprehensive (loss) income into Other income, net were related to realized gains on sales. The Company adopted ASU 2016-01 (see Note 1) during the first quarter of 2018; as a result, there was $9.4 million of unrealized gains on equity securities recognized during the three months ended March 31, 2018 that was recorded in Other income, net. For the three months ended March 31, 2017, there was $5.4 million of unrealized gains and losses on equity securities that was recorded in Other comprehensive income (loss).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale debt securities:
Corporate bonds	$2,110,609	—	$2,110,609
U.S. government and government agency obligations	154,700	—	154,700
Municipal bonds	2,580	—	2,580
Commercial paper	70,385	—	70,385
Certificates of deposit	20,097	—	20,097
Equity securities	69,075	$69,075	—
	$2,427,446	$69,075	$2,358,371

As of December 31, 2017
Available-for-sale debt securities:
Corporate bonds	$1,712,480	—	$1,712,480
U.S. government and government agency obligations	185,492	—	185,492
Municipal bonds	4,587	—	4,587
Commercial paper	106,973	—	106,973
Certificates of deposit	11,024	—	11,024
Equity securities	62,785	$62,785	—
	$2,083,341	$62,785	$2,020,556
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three months ended March 31, 2018 and 2017. There were no transfers of marketable securities between Levels 1 or 2 classifications during the three months ended March 31, 2018 and 2017.
The fair value of interest rate swap and interest rate cap contracts, which were recorded within Other noncurrent assets, was not material as of March 31, 2018 and December 31, 2017 (see Note 8). The fair value of these contracts was determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including London Interbank Offered Rate ("LIBOR") and interest rate swap rates.
As of March 31, 2018, the Company had $37.5 million in equity investments that do not have a readily determinable fair value. These investments are recorded at cost within Other noncurrent assets.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$201,429	$190,045
Work-in-process	374,505	302,042
Finished goods	22,848	21,791
Deferred costs	221,615	212,260
	$820,397	$726,138
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Derivative Instruments and Hedging Activities
The Company is exposed to market fluctuations in interest rates, including those in connection with its March 2017 lease of laboratory and office facilities in Tarrytown, New York. Commencing in the second quarter of 2017, the Company entered into interest rate swap and interest rate cap agreements to manage a portion of such interest rate risk; no new agreements of this nature were entered into during the first quarter of 2018. All of the Company's derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes.
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
The following table summarizes the notional amounts of the Company's outstanding interest rate swap and cap agreements:

	March 31,	December 31,
	2018	2017
Interest rate swap contracts	$75,000	$75,000
Interest rate cap contracts	$75,000	$75,000
As it relates to cash flow hedges, for the three months ended March 31, 2018, amounts of gains and losses recognized in Other comprehensive income (loss), and amounts reclassified from Accumulated other comprehensive (loss) income into Interest expense were not material. As of March 31, 2018, the amounts expected to be reclassified out of Accumulated other comprehensive income into Interest expense over the next 12 months are not expected to be material. For the three months ended March 31, 2018, there were no gains or losses recorded related to the ineffective portion of the derivative instruments.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $107.4 million and $183.4 million for the three months ended March 31, 2018 and 2017, respectively. The Company's effective tax rate was 18.3% and 42.4% for the three months ended March 31, 2018 and 2017, respectively. On December 22, 2017, the bill known as the "Tax Cuts and Jobs Act" (the "Act") was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, significantly revised U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income ("GILTI")), allowing for a foreign-derived intangible income deduction and immediate expensing for qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation. As a result of the Act being signed into law, we recognized a provisional charge of $326.2 million in the fourth quarter of 2017 related to the re-measurement of the Company's U.S. net deferred tax assets at the lower enacted corporate tax rates; such amount was not adjusted in the first quarter of 2018. The provisional charge recorded in the fourth quarter of 2017 is an estimate, and the measurement of deferred tax assets is subject to further analysis, such as developing interpretations and clarifications of the provisions of the Act, which could result in changes to this estimate during 2018. In addition, we have not yet elected an accounting method regarding whether to record deferred tax assets and liabilities for expected amounts of GILTI inclusions or whether to treat such amounts as a period cost.
The Company's effective tax rate for the three months ended March 31, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the foreign-derived intangible income deduction and the federal tax credit for research activities. The Company's effective tax rate for the three months ended March 31, 2017 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee, partly offset by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for research activities.
The income tax provision recorded in the Statement of Comprehensive Income for the three months ended March 31, 2018 was not material, and there was no such income tax benefit or provision recorded for the three months ended March 31, 2017.
10. Statement of Cash Flows
The Company adopted ASU 2016-18, Statement of Cash Flows - Restricted Cash, during the first quarter of 2018, and the standard has been retrospectively applied to all periods presented. The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	$1,019,491	$811,773
Restricted cash included in Other noncurrent assets	12,500	12,500
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,031,991	$824,273
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of March 31, 2018 and December 31, 2017 were $40.2 million and $41.8 million, respectively, of accrued capital expenditures. Included in accounts payable, accrued expenses, and other liabilities as of March 31, 2017 and December 31, 2016 were $32.3 million and $28.2 million, respectively, of accrued capital expenditures.
The Company recognized an additional capital lease obligation of $201.2 million in connection with the Company's lease of additional premises at its Tarrytown, New York facility during the three months ended March 31, 2017. No such amount was recognized during the three months ended March 31, 2018.

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
On September 25, 2013, the Company commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting the '287 Patent and '163 Patent. A trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent was held from November 16, 2015 through December 8, 2015. On February 1, 2016, the court issued a final judgment, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. The hearing for the Company's appeal and Kymab's cross-appeal was held on October 17–20, 2017. On March 28, 2018, the Court of Appeal (Civil Division of England and Wales) reversed the English High Court's decision and held that the '287 Patent and '163 Patent are both valid and infringed by Kymab. Pending issuance of the final order, the Court of Appeal has granted a pro tem injunction against Kymab, which prevents Kymab from disposing of or removing from England and Wales any infringing mice, cells, antibodies, or antibody-producing cells without the Company's consent (subject to certain exceptions).
On March 11, 2014, the Company commenced '287 Patent infringement litigation and '018 Patent infringement litigation against Merus N.V., a company based in Utrecht, The Netherlands, in the District Court of The Hague (currently stayed by agreement of the parties) and the United States District Court for the Southern District of New York, respectively. On November 21, 2014, the United States District Court for the Southern District of New York issued its Opinion and Order on Claim Construction in the '018 Patent infringement litigation, in which it held the '018 Patent invalid and not infringed. On November 2, 2015, the United States District Court for the Southern District of New York issued an opinion and order finding that the '018 Patent was procured by inequitable conduct, thus rendering it unenforceable. On July 27, 2017, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed the District Court's decision regarding inequitable conduct without deciding the issues of validity and infringement. On September 12, 2017, the Company filed a petition for panel rehearing and/or rehearing en banc in the Federal Circuit. On December 26, 2017, the Federal Circuit issued an order denying the Company's petition for panel rehearing and rehearing en banc.
On July 8 and July 13, 2016, notices of opposition against the '163 Patent were filed in the European Patent Office (the "EPO") by Merus N.V. and Kymab and Novo Nordisk A/S, respectively. The notices assert, as applicable, lack of novelty, lack of inventive step, and insufficiency. The Company's response to the oppositions was filed on December 30, 2016. Following an oral hearing before the Opposition Division of the EPO on February 5–7, 2018, the Opposition Division upheld the '163 Patent without amendments. Kymab filed a notice of appeal of the Opposition Division's decision on February 9, 2018.
With respect to the '018 Patent infringement litigation against Merus N.V., on March 26, 2018, the United States District Court for the Southern District of New York granted Merus's motion for attorneys' fees and costs; if the Company is ultimately required to pay such fees and costs (the amount of which has not yet been determined by the court), such payment is not expected to have a material impact on the Company's financial statements.
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
In the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware (the "District Court") from March 8 to March 16, 2016. During the course of the trial, the District Court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the District Court issued a final opinion and judgment, denying the Company and the Sanofi defendants' motions for new trial and judgment as a matter of law. The District Court also denied as moot Amgen's motion to strike the Company and the Sanofi defendants' request to obtain a judgment as a matter of law, which allowed the Federal Circuit to address the Company and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, the Company and the Sanofi defendants filed a notice of appeal with the Federal Circuit. On April 19, 2017, the District Court granted Amgen's motion to amend the judgment on an accounting of supplemental damages and enhancement of such damages if deemed appropriate, but deferred the order until after the Federal Circuit issued a decision on the appeal. Oral argument on the appeal was held on June 6, 2017. On October 5, 2017, the Federal Circuit reversed in part the District Court's decision, remanded for a new trial on the issues of written description and enablement, and, as discussed below, vacated the District Court's permanent injunction. In addition, it affirmed the District Court's ruling that Amgen's patents were not obvious. The Federal Circuit further concluded the Company and the Sanofi defendants were not entitled to judgment as a matter of law on the issues of written description and enablement on this record. On February 23, 2018, the Federal Circuit denied Amgen's petition for rehearing en banc, and on March 2, 2018 the Federal Circuit issued a mandate to transfer jurisdiction of the case back to the District Court. A new jury trial has been scheduled to begin on February 19, 2019.
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
Proceedings Relating to Dupixent (dupilumab) Injection
On March 20, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation filed a lawsuit against Amgen and Immunex Corporation, a wholly owned subsidiary of Amgen, in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the Company's and the other plaintiffs' Commercializing of Dupixent does not directly or indirectly infringe U.S. Patent No. 8,679,487 (the "'487 Patent") owned by Immunex Corporation relating to antibodies that bind the human interleukin-4 receptor. On May 1, 2017, the Company and the other plaintiffs filed a notice of voluntary dismissal of this action without prejudice.
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the "Additional IPR Petitions"). On October 4, 2017, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. On February 15, 2018, the PTAB issued two decisions instituting the Company's and Sanofi's Additional IPR Petitions on all claims of the '487 Patent for which review had been requested.
On April 5, 2017, Immunex Corporation filed a lawsuit against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by the Company and the Sanofi parties. On June 28, 2017, the Company and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen (which was amended on October 31, 2017 to, among other things, add an inequitable conduct allegation), and Immunex and Amgen filed an answer to the counterclaims on July 28, 2017. A combined hearing on the construction of certain disputed claim terms of the '487 Patent and summary judgment on the issue of indefiniteness of the '487 Patent claims was scheduled for April 27, 2018, but was later cancelled by the court. The issues of claim construction and summary judgment, among others, are still pending with the court. A jury trial has been scheduled to start on March 19, 2019.
At this time, the Company is not able to predict the outcome of, or estimate a range of possible loss, if any, related to these proceedings.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Proceedings Relating to EYLEA (aflibercept) Injection and ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion
On March 19, 2018, Novartis Vaccines and Diagnostics, Inc., Novartis Pharma AG, and Grifols Worldwide Operations Limited (collectively, the "Novartis Parties") filed a lawsuit against the Company in the United States District Court for the Southern District of New York, seeking a judgment of patent infringement of U.S. Patent No. 5,688,688 (the "'688 Patent") by the Company's manufacture of aflibercept (the active ingredient used in both EYLEA and ZALTRAP); monetary damages (together with interest) for a limited period prior to the '688 Patent expiration; an order of willful infringement of the '688 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. The '688 Patent expired on November 18, 2014. The Novartis Parties are not seeking an injunction in these proceedings. At this time, the Company is not able to predict the outcome of, or estimate a range of possible loss, if any, related to these proceedings.
Proceedings Relating to Shareholder Derivative Claims
On December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the then current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, and the Company's Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. The complaint seeks damages in favor of the Company for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan with respect to the individual defendants' compensation and a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On June 28, 2017, the court dismissed the plaintiff's claims with respect to certain compensation awarded in 2013 but denied the defendants' motion to dismiss the other claims set forth in the complaint. On November 8, 2017, another alleged shareholder filed a second shareholder derivative complaint in the New York Supreme Court, naming the then current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, the Company's Chief Scientific Officer, and Regeneron as defendants. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2014, 2015, and 2016. The complaint seeks damages in favor of Regeneron for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of Regeneron's 2014 Long-Term Incentive Plan with respect to the individual defendants' compensation and the imposition of meaningful limits on the amount of equity payable to the individual defendants; a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On December 4, 2017, the plaintiff in the second action moved to consolidate both actions, to be appointed lead plaintiff, and to have its counsel be appointed lead counsel in the proposed consolidated action. The court heard oral argument on March 7, 2018 and denied the motion. The parties in both the first derivative action and the second derivative action have agreed to a schedule for document discovery and the filing of defendants' appeal of the court's June 28, 2017 decision, as well as a stay of all non-document discovery pending a decision on defendants' appeal. On March 19, 2018, the defendants appealed the court's June 28, 2017 decision to the Appellate Division of the Supreme Court, First Judicial Department. On April 19, 2018, the Appellate Division granted the second plaintiff's motion to intervene in this appeal. Pursuant to the Company's By-Laws and the New York Business Corporation Law, expenses in connection with the foregoing are being advanced by the Company for the individual defendants.
On or about December 15, 2015, the Company received a shareholder litigation demand upon the Company's board of directors made by a purported Regeneron shareholder. On or about November 3, 2017, the Company received a second shareholder litigation demand upon the Company's board of directors made by another purported Regeneron shareholder, which was substantially similar to the December 15, 2015 shareholder litigation demand. The demands asserted that the then current and certain former non-employee members of the board of directors and the Chairman of the board of directors excessively compensated themselves in 2013 and 2014. The demands requested that the board of directors investigate and bring legal action against these directors for breach of fiduciary duty, unjust enrichment, and corporate waste, and implement internal controls and systems designed to prohibit and prevent similar actions in the future. On December 20, 2017, the parties to the shareholder derivative action filed on December 30, 2015 entered into a stipulation with the second demanding shareholder.  The stipulation provides that the purported shareholder will intervene as a plaintiff in the action, and that the purported shareholder's litigation demand will be withdrawn and deemed null and void. The stipulation was approved by the court on January 18, 2018. The first shareholder litigation demand has also since been withdrawn.

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
12. Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires a lessee to recognize on its balance sheet (for both finance and operating leases) a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this standard in the first quarter of 2019 and are evaluating the impact that this guidance will have on our financial statements, including related disclosures. The new standard will result in the Company recording additional assets and corresponding liabilities related to operating leases; however, we do not expect the standard to have a material impact to our Consolidated Balance Sheets. The ultimate impact that the new standard will have will depend on the total amount of the Company's lease commitments as of the adoption date. We are in process of implementing a new lease accounting software system, and expect the implementation of the new standard to have a significant impact on our internal controls and processes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, cemiplimab, fasinumab, and evinacumab; the likelihood and timing of achieving any of our anticipated clinical development milestones; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Dupixent, Praluent, Kevzara, cemiplimab, fasinumab, and evinacumab; the extent to which the results from the research and development programs conducted by us or our collaborators may be replicated in other studies and lead to therapeutic applications; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA, Dupixent, Praluent, and Kevzara), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties to perform filling, finishing, packaging, labeling, distribution, and other steps related to our products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success;

and risks associated with intellectual property of other parties and pending or future litigation relating thereto, including without limitation the patent litigation proceedings relating to Dupixent and Praluent described further in Note 11 to our Condensed Consolidated Financial Statements included in this report. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Our total revenues were $1,511.5 million in the first quarter of 2018, compared to $1,319.0 million in the first quarter of 2017. Our net income was $478.0 million, or $4.16 per diluted share, in the first quarter of 2018, compared to net income of $248.9 million, or $2.16 per diluted share, in the first quarter of 2017. Refer to the "Results of Operations" section below for further details of our financial results, including amounts incurred related to research and development activities.

We currently have six products that have received marketing approval:

Product		Disease Area(1)		Territory
EYLEA (aflibercept) Injection(2)	•	Neovascular age-related macular degeneration (wet AMD)	•	United States, European Union (EU), Japan, and certain other countries outside the United States
	•	Diabetic macular edema (DME)	•	United States, EU, Japan, China, and certain other countries outside the United States
	•	Macular edema following retinal vein occlusion (RVO), which includes macular edema following central retinal vein occlusion (CRVO) and macular edema following branch retinal vein occlusion (BRVO)	•	United States, EU, Japan, and certain other countries outside the United States
	•	Myopic choroidal neovascularization (mCNV)	•	EU, Japan, and certain other countries outside the United States
	•	Diabetic retinopathy in patients with DME	•	United States
Dupixent (dupilumab) Injection(3)	•	Atopic dermatitis (in adults)	•	United States, EU, Japan, and certain other countries outside the United States
Praluent (alirocumab) Injection(3)	•	Heterozygous familial hypercholesterolemia (HeFH) or clinical atherosclerotic cardiovascular disease (ASCVD) (in adults)(4)	•	United States, EU, Japan, and certain other countries outside the United States
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	•	Rheumatoid arthritis (RA) (in adults)	•	United States, EU, Japan, and certain other countries outside the United States
ARCALYST® (rilonacept) Injection for Subcutaneous Use	•	Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS)	•	United States
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(5)	•	Metastatic colorectal cancer (mCRC)	•	United States, EU, and certain other countries outside the United States

(1) Refer to label information in each territory for specific indication.
(2) In collaboration with Bayer (outside the United States).
(3) In collaboration with Sanofi.
(4) In 2017, the U.S. Food and Drug Administration (FDA) also approved the supplemental Biologics License Application (sBLA) for a once-monthly (every four weeks), 300 mg dose of Praluent.
(5) Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net sales of ZALTRAP.

Marketed Products

Net Product Sales of Regeneron-Discovered Products(1)	Three Months Ended March 31,
(In millions)	2018	2017
EYLEA in the United States	$984.0	$854.4
ARCALYST	3.9	3.8
Net product sales recorded by Regeneron	$987.9	$858.2

EYLEA outside of the United States(1)	$624.0	$483.9
EYLEA global	$1,608.0	$1,338.3

Global net product sales recorded by Sanofi(1):
Praluent	$59.9	$35.9
Dupixent	131.4	—
Kevzara	12.4	—
ZALTRAP	26.3	17.4
Net product sales recorded by Sanofi	$230.0	$53.3

(1) Bayer records net product sales of EYLEA outside the United States and Sanofi records global net product sales of Praluent, Dupixent, Kevzara, and ZALTRAP. Refer to "Overview" above and "Collaboration Agreements" below for further details.

Marketed Products - Recent Developments
In May 2018, the Company and Sanofi announced they will lower the net price of Praluent in exchange for straightforward, more affordable patient access from Express Scripts. Praluent will become the exclusive PCSK9 inhibitor therapy on the Express Scripts national formulary. The agreement takes effect on July 1, 2018 for commercial patients covered by the Express Scripts National Preferred Formulary.
Programs in Clinical Development
All 17 of our product candidates in clinical development were discovered in our research laboratories and are summarized below. We used our VelocImmune® technology to generate each of the antibodies in the table below. There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development (including any post-approval studies), uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, and changes in the competitive landscape affecting a product candidate. Refer to Part II, Item 1A, "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs.

Phase 1	Phase 2	Phase 3
Cemiplimab (REGN2810)(a)	Dupilumab(a)	EYLEA
Antibody to programmed cell death protein 1 (PD-1)(h)	Antibody to the interleukin-4 receptor (IL-4R) alpha subunit	•	Non-proliferative diabetic retinopathy (NPDR) in patients without DME
• Solid tumors and advanced hematologic malignancies	• Eosinophilic esophagitis (EoE)(c)	Dupilumab(a)
REGN3767(a)	REGN3500(a)	•	Atopic dermatitis in adolescents and pediatrics (6–17 years of age)
Antibody to Lymphocyte Activation Gene 3 (LAG-3) protein	Antibody to interleukin-33 (IL-33). Studied as monotherapy and in combination with dupilumab.	•	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)
• Advanced malignancies (administered alone or in combination with cemiplimab)	• Asthma	•	Asthma in adults and adolescents
	Sarilumab(a)	•	Asthma in pediatrics (6–11 years of age)
REGN1979	Antibody to the interleukin-6 receptor (IL-6R)	•	Nasal polyps
Bispecific antibody against CD20 and CD3	• Polyarticular-course juvenile idiopathic arthritis (pcJIA)	Alirocumab(a)
• Certain B-cell malignancies (monotherapy and in combination cemiplimab)(c)	Cemiplimab(a)	Antibody to PCSK9
	• Metastatic or locally advanced and unresectable cutaneous squamous cell carcinoma (CSCC) (pivotal study)(d)	•	LDL cholesterol reduction and prevention of cardiovascular events
REGN3470-3471-3479(g)		•	Homozygous familial hypercholesterolemia (HoFH)(c)
Multi-antibody therapy to Ebola virus	• Basal cell carcinoma (BCC) (potentially pivotal study)	Cemiplimab(a)
• Ebola virus infection(c)	Evinacumab (REGN1500)(f)	•	First-line treatment for non-small cell lung cancer (NSCLC)
REGN3048-3051(g)	Antibody to angiopoietin-like protein 3 (ANGPTL3)	•	Cervical cancer
Multi-antibody therapy to Middle East Respiratory Syndrome (MERS) virus	• Refractory hypercholesterolemia (both HeFH and non-FH)	Fasinumab (REGN475)(b)(f)
• MERS virus infection	REGN2477(f)	•	Osteoarthritis of knee and hip(e)
REGN1908-1909(f)	• Fibrodysplasia ossificans progressiva (FOP)(c)(e)	•	Chronic low back pain in patients with concomitant osteoarthritis of the knee and hip
Multi-antibody therapy to Feld1
• Allergic disease		Evinacumab(f)
Trevogrumab (REGN1033)(f)		•	HoFH(c)(d)
Antibody to myostatin (GDF8)
• Muscle wasting diseases (in combination with REGN2477)
REGN2477(f)
Antibody to Activin A
• Muscle-wasting diseases (in combination with trevogrumab)
REGN3918(f)
Antibody to complement 5 (C5)
• Paroxysmal nocturnal hemoglobinuria (PNH)
REGN4461
Agonist antibody to leptin receptor (LEPR)
• Lipodystrophy and obesity

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

(g) Sanofi did not opt-in to the product candidate. Under the terms of our agreement, Sanofi is entitled to receive royalties on any future sales of the product candidate. We and the Biomedical Advanced Research Development Authority (BARDA) of the U.S. Department of Health and Human Services (HHS) are parties to agreements whereby HHS provides certain funding to support research, development, and manufacturing of these antibodies.

(h) Studied as monotherapy and in combination with other antibodies and treatments
Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technologies, and to build on that foundation with our clinical development, manufacturing, and commercial capabilities. Our objective is to continue to be an integrated, multi-product biopharmaceutical company that provides patients and medical professionals with important options for preventing and treating human diseases.
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

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2018 to date were, and plans for the next twelve months are, as follows:

Trap-based Clinical Program:
		2018 Events to Date		2018–2019 Plans (next 12 months)
EYLEA	•	Chinese State Food and Drug Administration (CFDA) approved EYLEA for DME	•	FDA decision on sBLA for every 12-week dosing interval in wet AMD (target action date of August 11, 2018)
	•	Reported positive top-line results from Phase 3 PANORAMA study for the treatment of NPDR in patients without DME (see "Clinical Programs - Recent Developments" below)	•	Submit sBLA for pre-filled syringe
			•	Regulatory agency decision on wet AMD in China
	•	Submitted sBLA for "vial-only" presentation	•	Submit sBLA for the treatment of NPDR in patients without DME
Antibody-based Clinical Programs:
		2018 Events to Date		2018–2019 Plans (next 12 months)
Dupixent (dupilumab; IL-4R Antibody)	•	Ministry of Health, Labor and Welfare (MHLW) in Japan approved Dupixent for the treatment of atopic dermatitis in adults not adequately controlled with existing therapies	•	Submit for additional regulatory approvals in atopic dermatitis and asthma outside the United States
	•	Initiated Phase 2/3 study in pediatric patients (6 months–5 years of age) with severe atopic dermatitis	•	Report data from Phase 3 study in adolescent patients (12–17 years of age) with atopic dermatitis and submit sBLA and Marketing Authorization Application (MAA) for expanded indication
	•	sBLA for asthma in adult and adolescent patients (12 years of age and older) filed with FDA	•	FDA decision on sBLA for asthma in adult and adolescent patients (target action date of October 20, 2018)
	•	Regulatory application for asthma accepted for review by the European Medicines Agency (EMA) and Pharmaceuticals and Medical Devices Agency (PMDA) in Japan	•	Regulatory agency decisions on atopic dermatitis and asthma applications outside the United States
			•	Report data from Phase 3 studies in nasal polyps
			•	Initiate Phase 3 study in eosinophilic esophagitis
			•	Initiate Phase 2 study in peanut allergy
			•	Initiate Phase 2 study as an adjunct to immunotherapy for grass allergy
			•	Initiate Phase 3 program in chronic obstructive pulmonary disease (COPD)
			•	Initiate clinical program in co-morbid allergic conditions
Praluent (alirocumab; PCSK9 Antibody)	•	Reported positive results from ODYSSEY OUTCOMES study (see "Clinical Programs - Recent Developments" below)	•	Submit for regulatory approval for cardiovascular risk reduction in the United States and EU and for first-line treatment of hyperlipidemia in the United States
			•	FDA decision on sBLA for use with apheresis (target action date of August 24, 2018)
			•	Initiate Phase 3 pediatric studies in HoFH and HeFH

Antibody-based Clinical Programs (continued):
		2018 Events to Date		2018–2019 Plans (next 12 months)
Kevzara (sarilumab; IL-6R Antibody)	•	FDA approved single-dose pre-filled pen presentation	•	Submit for additional regulatory approvals outside of the United States
			•	Continue patient enrollment in Phase 2 study in pcJIA
			•	Initiate Phase 3 study in giant cell arteritis
			•	Initiate Phase 3 study in polymyalgia rheumatica
Cemiplimab (REGN2810; PD-1 Antibody)	•	FDA accepted for priority review BLA for advanced CSCC	•	FDA decision on BLA for advanced CSCC (target action date of October 28, 2018)
	•	EMA accepted for review MAA for advanced CSCC	•	Regulatory agency decision for advanced CSCC in the EU
			•	Initiate additional studies in non-small cell lung cancer and various other indications
			•	Continue patient enrollment in various studies
Fasinumab (NGF Antibody)	•	Completed patient enrollment in the efficacy sub-study of the Phase 3 long-term safety study in osteoarthritis	•	Report data from first Phase 3 efficacy study in osteoarthritis
	•	Independent Data Monitoring Committee (DMC) recommended higher dose-regimens be discontinued	•	Modify dosing-regimen in clinical trials based on recommendations of the DMC
Evinacumab (ANGPTL3 Antibody)	•	Initiated Phase 3 study in HoFH	•	Initiate Phase 2 study in severe hypertriglyceridemia
Trevogrumab (GDF8 Antibody)			•	Complete Phase 1 combination study with REGN2477 and report results
			•	Initiate Phase 2 program
REGN1908-1909 (Feld1 Antibody)			•	Continue early stage development
REGN1979 (CD20 and CD3 Antibody)	•	FDA granted orphan drug designation in Follicular Lymphoma (FL)	•	Continue evaluation in non-Hodgkin lymphomas
			•	Initiate Phase 2 studies in FL and diffuse large B-cell lymphoma
REGN3470-3471-3479 (Multi-antibody therapy to Ebola virus)			•	Initiate pivotal healthy volunteer safety study
REGN3048-3051 (Multiple-antibody therapy to MERS)	•	Initiated Phase 1 study in healthy volunteers
REGN2477 (Activin A Antibody)	•	Initiated Phase 2 study in patients with FOP
REGN3500 (IL-33 Antibody)	•	Initiated Phase 2 study in asthma	•	Initiate Phase 2 studies in COPD and atopic dermatitis
REGN3767 (LAG-3 Antibody)			•	Open monotherapy expansion cohorts as well as in combination with cemiplimab in multiple indications
REGN3918 (C5 Antibody)			•	Complete Phase 1 study in healthy volunteers
REGN4461 (LEPR Agonist Antibody)	•	Initiated Phase 1 study in healthy volunteers

Clinical Programs - Recent Developments
EYLEA
In March 2018, we announced that the Phase 3 PANORAMA trial evaluating EYLEA in NPDR met its 24-week primary endpoint. In the trial, 58% of EYLEA-treated patients experienced a two-step or greater improvement from baseline on the Diabetic Retinopathy Severity Scale (DRSS) at week 24, compared to 6% of patients receiving sham injection (p<0.0001). There were no new safety signals in the trial. PANORAMA is an ongoing, pivotal, double-masked, randomized two-year trial that enrolled 402 patients and is designed to investigate EYLEA for the improvement of moderately severe to severe NPDR without DME, compared to sham injection.
Praluent
In March 2018, we and Sanofi announced that the ODYSSEY OUTCOMES trial met its primary endpoint, demonstrating that high-risk patients who added Praluent to maximally-tolerated statins experienced significantly fewer major adverse cardiovascular events compared to those on maximally-tolerated statins alone. For the first time, adding a lipid-lowering therapy to maximally-tolerated statins was associated with reduced death from any cause. A more pronounced effect was observed in patients with baseline LDL-cholesterol (LDL-C) levels at or above 100 mg/dL despite maximally-tolerated statins, who are at high risk of suffering a future event; in this group, Praluent reduced risk of major adverse cardiovascular events by 24% and was associated with a 29% reduced death from any cause. In this 18,924-patient, long-term trial, the safety profile of Praluent was consistent with previous trials and no new safety issues were observed.
Cemiplimab
CSCC is the second most common type of skin cancer and it is estimated that about 750,000 patients are diagnosed in the United States each year. The vast majority of these patients are cured by surgery; however, there are still many patients with an unmet need. While estimates of the death rate from CSCC vary, it is estimated that between 4,000 to 8,000 patients in the United States die from the disease each year. Currently, there are no FDA- or EMA-approved treatments for advanced CSCC.
In April 2018, the FDA accepted for priority review the BLA for cemiplimab for the treatment of patients with metastatic CSCC or patients with locally advanced CSCC who are not candidates for surgery. The target action date for the FDA decision is October 28, 2018. In April 2018, the EMA also accepted for review the MAA for cemiplimab in patients with metastatic CSCC or patients with locally advanced CSCC who are not candidates for surgery.
Fasinumab
We have several ongoing Phase 3 clinical studies of fasinumab in patients with pain due to osteoarthritis of the knee or hip. A Phase 3 study in chronic low back pain in patients with concomitant osteoarthritis is also ongoing.
In April 2018, an independent DMC monitoring the ongoing safety and efficacy of the fasinumab clinical trials recommended that the higher dose-regimens be discontinued based on the risk benefit assessment and that the program may continue with the lower dose-regimens of fasinumab. The trials are being modified accordingly.
Other Research and Development Technologies and Programs
Our preclinical research programs include the areas of oncology and immuno-oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain and neurobiology, cardiovascular diseases, and infectious diseases.
In January 2018, we announced the formation of a consortium to fund the generation of genetic exome sequence data from 500,000 volunteer participants who make up the UK Biobank health resource. The current members of the consortium consist of AbbVie Inc., Alnylam Pharmaceuticals Inc., AstraZeneca PLC, Biogen Inc., Pfizer Inc., and Millennium Pharmaceuticals, Inc. (a subsidiary of Takeda Pharmaceutical Company Unlimited). The consortium members have each committed up to $10.0 million in funding for Regeneron to sequence the UK Biobank's samples, which will be performed at the Regeneron Genetics Center® (RGC) facility. Consortium members will have a limited period of exclusive access to the sequencing data before the data will be made available to other health researchers by UK Biobank.
Researchers from the RGC discovered a potential new therapeutic target to reduce the risk of chronic liver disease and progression to more advanced stages of disease, such as nonalcoholic steatohepatitis (NASH), by analyzing extensive genetic sequencing data linked with electronic health records. In March 2018, we announced a publication describing this discovery in the New England Journal of Medicine, which identified for the first time a variant in the HSD17B13 gene that is associated with reduced risk of, or protection from, various chronic liver diseases for which there are currently no approved therapeutics.

Collaboration Agreements
Collaborations with Sanofi
Antibodies. We are collaborating with Sanofi on the global development and commercialization of various antibodies and antibody product candidates (as described above). Under the terms of the Antibody License and Collaboration Agreement (LCA), development costs for the drug candidate are shared between the companies, with Sanofi generally funding these costs as they are incurred by us, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. We are generally responsible for reimbursing Sanofi for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the collaboration until commercial supplies of that drug candidate are being manufactured.
Effective January 7, 2018, we and Sanofi entered into a letter agreement (Letter Agreement) amending the LCA in connection with, among other matters, the allocation of additional funds to certain proposed activities relating to the development of dupilumab and REGN3500 and non-approval trials of dupilumab (collectively, the Dupilumab/REGN3500 Eligible Investments). Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to an aggregate of 600,000 shares of our Common Stock directly or indirectly owned by Sanofi. Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-promote such products on a country-by-country basis. We have exercised our option to co-promote Dupixent, Praluent, and Kevzara in the United States. We have not exercised any of our options to co-promote these antibodies outside the United States; however, we retain the right to do so at a future date subject to the terms of the collaboration agreement. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.
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
Under the terms of the IO License and Collaboration Agreement, the parties will also co-develop our antibody product candidate targeting PD-1 (cemiplimab). We have principal control over the development of cemiplimab, and the parties share equally, on an ongoing basis, development expenses for cemiplimab. Pursuant to the January 7, 2018 Letter Agreement with Sanofi, the cemiplimab development budget has been increased to a total of $1.640 billion, $990.0 million over the budget originally set forth in the IO License and Collaboration Agreement. Under the Letter Agreement, we have also agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to cemiplimab development costs for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to an aggregate of 800,000 shares of our Common Stock directly or indirectly owned by Sanofi.
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

Collaboration with Teva
Fasinumab. In September 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with MTPC (as described above). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016. We lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. During 2017, we earned $25.0 million and $35.0 million development milestones from Teva, and we are entitled to receive up to an aggregate of $400.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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

Results of Operations
Three Months Ended March 31, 2018 and 2017
Net Income

Net Income	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2018	2017
Revenues	$1,511.5	$1,319.0	$192.5
Operating expenses	(944.3)	(888.4)	(55.9)
Other income (expense), net	18.2	1.7	16.5
Income before income taxes	585.4	432.3	153.1
Income tax expense	(107.4)	(183.4)	76.0
Net income	$478.0	$248.9	$229.1

Net income per share - diluted	$4.16	$2.16	$2.00
Revenues

Revenues	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2018	2017
Net product sales in the United States:
EYLEA	$984.0	$854.4	$129.6
ARCALYST	3.9	3.8	0.1
Sanofi and Bayer collaboration revenue:
Sanofi	189.5	210.4	(20.9)
Bayer	247.9	193.9	54.0
Other revenue	86.2	56.5	29.7
Total revenues	$1,511.5	$1,319.0	$192.5
Net Product Sales
Net product sales of EYLEA in the United States increased for the three months ended March 31, 2018, compared to the same period in 2017, due to higher sales volume.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions and credits/payments for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	48.5	51.7	11.2	111.4
Credits/payments	(30.7)	(42.0)	(14.7)	(87.4)
Balance as of March 31, 2018	$47.7	$43.8	$17.8	$109.3

Balance as of December 31, 2016	$12.7	$29.5	$3.6	$45.8
Provisions	38.9	41.2	9.5	89.6
Credits/payments	(28.5)	(42.3)	(8.6)	(79.4)
Balance as of March 31, 2017	$23.1	$28.4	$4.5	$56.0

Sanofi Collaboration Revenue

Sanofi Collaboration Revenue	Three Months Ended March 31,
(In millions)	2018	2017
Antibody:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	—	$48.1
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	$60.4	107.1
Reimbursement of Regeneron commercialization-related expenses	85.4	73.6
Regeneron's share of losses in connection with commercialization of antibodies	(74.8)	(108.4)
Other	17.3	11.3
Total Antibody	88.3	131.7
Immuno-oncology:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	35.3	38.2
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	38.5	20.5
Reimbursement of Regeneron commercialization-related expenses	1.2	—
Other	26.2	20.0
Total Immuno-oncology	101.2	78.7
Total Sanofi collaboration revenue	$189.5	$210.4
The lower reimbursement of antibody research and development costs during the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to (i) the Company's Discovery and Preclinical Development Agreement with Sanofi ending on December 31, 2017 without any extension and, therefore, funding from Sanofi under the Antibody Discovery Agreement ceased after 2017, and (ii) decreased reimbursement levels for Dupixent (dupilumab) under our License and Collaboration Agreement subsequent to U.S. regulatory approval for atopic dermatitis. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi funded $130.0 million of our antibody discovery activities in 2017.
Reimbursement of Regeneron antibody commercialization-related expenses represents reimbursement of internal and external costs in connection with commercializing Praluent, Kevzara, and Dupixent.
During the three months ended March 31, 2018 and 2017, we and Sanofi shared commercial expenses related to Praluent, Kevzara, and Dupixent in accordance with the companies' License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of losses in connection with the companies commercializing Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue. During the three months ended March 31, 2018, Sanofi collaboration revenues in connection with commercialization of antibodies were positively impacted, compared to the same period in 2017, by our share of higher net sales of Dupixent (as the product was launched at the end of March 2017), partly offset by an increase in the collaborations' Dupixent commercialization expenses in support of the launch of Dupixent in atopic dermatitis and the preparation for launch in asthma. Sanofi provides us with an estimate of our share of the losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. Sanofi records product sales for commercialized products.
The following table summarizes global net product sales recorded by Sanofi in connection with our Antibody License and Collaboration Agreement:

	Three Months Ended March 31,
(In millions)	2018	2017
Praluent in the United States	$31.7	$25.4
Praluent outside of the United States	28.2	10.5
Praluent global	$59.9	$35.9

Dupixent in the United States	$116.8	—
Dupixent outside of the United States	14.6	—
Dupixent global	$131.4	—

Kevzara in the United States	$9.3	—
Kevzara outside of the United States	3.1	—
Kevzara global	$12.4	—
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
Sanofi's reimbursement of immuno-oncology research and development costs under our IO License and Collaboration Agreement increased in the first quarter of 2018, compared to the same period in 2017, due to an increase in late-stage clinical development activities for cemiplimab.
Other Sanofi immuno-oncology revenue primarily includes recognition of deferred revenue from $640.0 million of up-front payments received in 2015 in connection with the execution of the IO Collaboration agreements.
Bayer Collaboration Revenue

Bayer Collaboration Revenue	Three Months Ended March 31,
(In millions)	2018	2017
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$232.1	$174.9
Reimbursement of Regeneron EYLEA development expenses	3.5	2.4
Other	11.8	10.6
Total EYLEA	247.4	187.9
Ang2 antibody and PDGFR-beta antibody:
Reimbursement of development expenses	0.5	3.9
Other	—	2.1
Total Ang2 antibody and PDGFR-beta antibody	0.5	6.0
Total Bayer collaboration revenue	$247.9	$193.9
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three Months Ended March 31,
(In millions)	2018	2017
Net product sales outside the United States	$624.0	$483.9
Regeneron's share of collaboration profit from sales outside the United States	$245.1	$188.5
Reimbursement of EYLEA development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(13.0)	(13.6)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$232.1	$174.9
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
We discontinued clinical development of REGN2176-3 in the first quarter of 2017. In the fourth quarter of 2017, we reported that two REGN910-3 Phase 2 studies did not provide sufficient differentiation to warrant Phase 3 development.
Other Revenue

Other Revenue	Three Months Ended March 31,
(In millions)	2018	2017
Teva collaboration revenue:
Reimbursement of Regeneron research and development expenses	$39.1	$22.1
Other	19.5	11.0
Total Teva collaboration revenue	58.6	33.1
Other revenue	27.6	23.4
Total other revenue	$86.2	$56.5
In September 2016, we and Teva entered into a collaboration agreement to develop and commercialize fasinumab. Other Teva collaboration revenue in the first quarter of 2018 includes recognition of a portion of deferred revenue from a $250.0 million up-front payment and development milestones paid by Teva to us.
"Other revenue" in the table above includes:

•	Recognition of a portion of deferred revenue from up-front and other payments received from MTPC in connection with our fasinumab collaboration.

•	Sanofi's reimbursement for manufacturing commercial supplies of ZALTRAP and a percentage of aggregate net sales of ZALTRAP under the terms of the Amended ZALTRAP Agreement.

•
Recognition of revenue related to amortization of the $165.0 million up-front payment we received in August 2010, which was deferred upon receipt and is being recognized as revenue through mid-2018, in connection with the VelocImmune license agreement with Astellas. In accordance with the terms of the license agreement, in the first quarter of 2018, Astellas provided notice to us that the agreement will terminate effective June 2018.

•
Royalties in connection with a June 2009 agreement with Novartis, under which we receive royalties on worldwide sales of Novartis' Ilaris® (canakinumab). The royalty rates in the agreement start at 4% and reach 15% when annual sales exceed $1.5 billion, and we are entitled to royalties until Novartis ceases sale of products subject to royalty.

The $86.2 million in total other revenue for the first quarter of 2018 also includes the impact of adopting Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as of January 1, 2018. Prior period amounts have not been adjusted in connection with the adoption of this standard. See Note 1 to our Condensed Consolidated Financial Statements.

Expenses

	Three Months Ended March 31,		Increase
(In millions)	2018	2017	(Decrease)
Research and development	$498.6	$507.4	$(8.8)
Selling, general, and administrative	330.8	296.8	34.0
Cost of goods sold	69.2	61.3	7.9
Cost of collaboration and contract manufacturing	45.7	22.9	22.8
Total operating expenses	$944.3	$888.4	$55.9

Average headcount	6,401	5,505	896
Our average headcount in 2018 increased compared to 2017 principally in connection with expanding our manufacturing activities.
Operating expenses in the first quarter of 2018 and 2017 included a total of $82.4 million and $133.8 million, respectively, of non-cash compensation expense related to employee stock options and restricted stock. The decrease in total non-cash compensation expense in the first quarter of 2018 was primarily attributable to a revision in our estimate of the number of stock options that are expected to be forfeited.
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

Research and Development Expenses	Three Months Ended March 31,		Increase
(In millions)	2018	2017	(Decrease)
Direct research and development expenses:
Dupilumab	$34.6	$49.7	$(15.1)
Cemiplimab	41.0	15.0	26.0
Fasinumab	62.2	35.9	26.3
Alirocumab	17.9	21.3	(3.4)
Other product candidates in clinical development and other research programs	51.9	68.9	(17.0)
Total direct research and development expenses	207.6	190.8	16.8
Indirect research and development expenses:
Payroll and benefits	130.1	145.6	(15.5)
Clinical manufacturing costs	78.4	107.4	(29.0)
Research, licensing, and other development costs	23.6	13.6	10.0
Occupancy and other operating costs	58.9	50.0	8.9
Total indirect research and development expenses	291.0	316.6	(25.6)
Total research and development expenses	$498.6	$507.4	$(8.8)
Direct research and development expenses increased for cemiplimab and fasinumab in the first quarter of 2018, compared to the same period in 2017, primarily due to continued late-stage clinical development activities and the initiation of additional clinical studies, partly offset by a decrease in direct research and development expenses for dupilumab due to the wind-down and/or completion of various atopic dermatitis clinical studies. Clinical manufacturing costs decreased in the first quarter of 2018, compared to the same period in 2017, primarily due to a higher proportion of commercial manufacturing at our facilities. Research and development expenses included non-cash compensation expense of $40.8 million and $73.5 million in the first quarter of 2018 and 2017, respectively.
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Part II, Item 1A, "Risk Factors." There is also variability in the duration and costs necessary to develop a pharmaceutical product, potential opportunities and/or uncertainties related to future indications to be studied, and the estimated cost and scope of the projects. The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We are unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in the first quarter of 2018, compared to the same period in 2017, primarily due to higher headcount and headcount-related costs and an increase in commercialization-related expenses to support the launch of Dupixent. Selling, general, and administrative expenses also included non-cash compensation expense of $35.0 million and $53.8 million in the first quarter of 2018 and 2017, respectively.
Cost of Goods Sold
Cost of goods sold increased for the three months ended March 31, 2018, compared to the same periods in 2017, principally due to an increase in period costs for our Limerick manufacturing facility.

Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to manufacturing costs in connection with higher sales volumes of Sanofi collaboration antibodies.
Other Income and Expense
Other income, net, in the first quarter of 2018 increased primarily due to (i) the recognition of unrealized gains on equity securities and (ii) increased interest income earned on debt securities due to higher average investment balances. In the first quarter of 2018, we adopted Accounting Standards Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018, which requires us to measure equity investments at fair value with changes in fair value recognized in net income; previously, such changes in fair value were recognized in Other comprehensive income (loss).
Income Taxes

	Three Months Ended March 31,
(In millions)	2018	2017
Income tax expense	$107.4	$183.4
Effective tax rate	18.3%	42.4%
On December 22, 2017, the bill known as the "Tax Cuts and Jobs Act" (the Act) was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, includes a number of provisions that impact us, including reducing the U.S. federal corporate income tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income (GILTI)), allowing immediate expensing of the cost for qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, as a result of the Act being signed into law, we recognized a provisional charge of $326.2 million in the fourth quarter of 2017 related to the re-measurement of our U.S. net deferred tax assets at the lower enacted corporate tax rates. The provisional charge recorded in the fourth quarter of 2017 is an estimate and subject to further analysis, interpretation, and clarification of the Act, which could result in changes to this estimate during 2018.
The first quarter 2018 effective tax rate was positively impacted, compared to the U.S. federal statutory rate, primarily by the foreign-derived intangible income deduction and the federal tax credit for research activities. The first quarter 2017 effective tax rate was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee, partly offset by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for increased research activities.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31,	December 31,	Increase
(In millions)	2018	2017	(Decrease)
Financial assets:
Cash and cash equivalents	$1,019.5	$812.7	$206.8
Marketable securities - current	605.5	596.8	8.7
Marketable securities - noncurrent	1,822.0	1,486.5	335.5
	$3,447.0	$2,896.0	$551.0

Working capital:
Current assets	$4,544.7	$4,335.0	$209.7
Current liabilities	1,265.7	1,135.5	130.2
	$3,279.0	$3,199.5	$79.5
Additionally, as of March 31, 2018, we had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
Sources and Uses of Cash for the Three Months Ended March 31, 2018 and 2017

	March 31,	March 31,	Increase
(In millions)	2018	2017	(Decrease)
Cash flows provided by operating activities	$618.7	$355.9	$262.8
Cash flows used in investing activities	$(425.4)	$(140.1)	$(285.3)
Cash flows provided by financing activities	$13.4	$60.8	$(47.4)
Cash Flows from Operating Activities
Our net income of $478.0 million in the first quarter of 2018 included Non-cash Compensation Expense of $82.4 million. Cash flows from operating activities in the first quarter of 2018 were positively impacted by $32.5 million in connection with changes in other assets and liabilities.
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
Cash Flows from Investing Activities
Capital expenditures were $79.4 million and $50.5 million in the first quarter of 2018 and 2017, respectively. Capital expenditures increased primarily due to higher capital expenditures in connection with renovations and additions at our Limerick, Ireland and Rensselaer, New York manufacturing facilities. We expect to incur capital expenditures of approximately $340 million to $400 million during the last three quarters of 2018 primarily in connection with expanding a portion of our manufacturing facilities at our Rensselaer, New York facility, continued renovations and expansion of our Limerick, Ireland facility, and laboratory expansion and renovations at our Tarrytown, New York facilities.
Cash Flows from Financing Activities
In the first quarter of 2017, proceeds in connection with capital and facility lease obligations relate to our receipt of $57.0 million in connection with the March 2017 lease transaction as described below under "Tarrytown, New York Leases".

Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of March 31, 2018.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of March 31, 2018.
Tarrytown, New York Leases
We lease laboratory and office facilities in Tarrytown, New York (the Facility). In 2016, we entered into a Purchase Agreement with the then lessor, pursuant to which we agreed to purchase the Facility for a purchase price of $720.0 million. In March 2017, we entered into a Participation Agreement with Banc of America Leasing & Capital LLC (BAL), as lessor, and a syndicate of lenders (collectively, the Participants), which provided for lease financing in connection with the acquisition by BAL of the Facility and our lease of the Facility from BAL. In March 2017, we assigned our right to take title to the Facility under the Purchase Agreement to BAL, and the Participants advanced $720.0 million, which was used by BAL to finance the purchase price for the Facility.
Concurrent with entering into the Participation Agreement, we also entered into a lease agreement (the Lease) for the Facility with BAL for a five-year term. The Lease requires us to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month London Interbank Offered Rate (LIBOR), plus an applicable margin that varies with our debt rating and total leverage ratio.
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
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in our Credit Facility. We were in compliance with all covenants of the Participation Agreement and the Lease as of March 31, 2018.
Sanofi Funding of Certain Development Costs
As described above in "Collaborations - Collaborations with Sanofi," effective January 7, 2018, we and Sanofi entered into a Letter Agreement in connection with, among other matters, increasing the development budget amount for cemiplimab and allocating additional funds to certain proposed activities relating to the development of dupilumab and REGN3500 and non-approval trials of dupilumab. Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to cemiplimab development and/or Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the cemiplimab development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions.

Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (filed February 8, 2018). Except as described in Note 1 and Note 3 to our Condensed Consolidated Financial Statements included in this report related to the adoption of ASC 606, Revenue from Contracts with Customers, there were no material changes to our critical accounting policies and use of estimates during the three months ended March 31, 2018.
Future Impact of Recently Issued Accounting Standards
See Note 12 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (filed February 8, 2018). There have been no material changes to our market risks or to our management of such risks as of March 31, 2018.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in Note 11 to our Condensed Consolidated Financial Statements included in this report.
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
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For each of the three months ended March 31, 2018 and 2017, EYLEA net sales in the United States represented 65% of our total revenues. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.

If we or our collaborators are unable to continue to successfully commercialize our products, our business, prospects, operating results, and financial condition will be materially harmed.
We expect that the continued commercial success of our marketed products (in particular, EYLEA, Dupixent, Praluent, and Kevzara) will depend on many factors, including the following (as applicable):

•	effectiveness of the commercial strategy in and outside the United States for the marketing of our products, including pricing strategy;

•
sufficient coverage of, and reimbursement for, our marketed products by third-party payers, including Medicare and Medicaid in the United States and other government and private payers in the United States and foreign jurisdictions, as well as payer restrictions on eligible patient populations and the reimbursement process, both in the United States and abroad;

•
our ability and our collaborators' ability to maintain sales of our marketed products in the face of competitive products and to differentiate our marketed products from competitive products, including as applicable product candidates currently in clinical development; and, in the case of EYLEA, the willingness of retinal specialists and patients to switch from Lucentis® (ranibizumab) or off-label use of repackaged Avastin® (bevacizumab) to EYLEA or to start treatment with EYLEA;

•
maintaining and successfully monitoring commercial manufacturing arrangements for our marketed products with third parties who perform fill/finish or other steps in the manufacture of such products to ensure that they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;

•	our ability to meet the demand for commercial supplies of our marketed products;

•
the outcome of the pending patent infringement proceedings relating to Dupixent and Praluent (described further in Note 11 to our Condensed Consolidated Financial Statements included in this report), and other risks relating to our marketed products associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below;

•
the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so; and

•
the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including reporting and disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescription practices.

More detailed information about the risks related to the commercialization of our marketed products is provided in the risk factors below.
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the marketed products subject to such collaborations. If we or our collaborators fail to maintain regulatory compliance for any of such products, the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition.
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the marketed products subject to such collaborations (such as EYLEA, Dupixent, Praluent, and Kevzara) for the products' currently approved indications in the United States, EU, and other countries where such products are approved. If we or our collaborators fail to maintain regulatory compliance for such products' currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies, or for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.
Serious complications or side effects in connection with the use of our marketed products could materially harm our business, prospects, operating results, and financial condition.
Serious complications or serious, unexpected side effects in connection with the use of our marketed products (such as EYLEA, Dupixent, Praluent, and Kevzara) could materially harm our business, prospects, operating results, and financial condition. For additional information about some of these risks, see "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Serious

complications or side effects in connection with the use of our products and in clinical trials for our product candidates and new indications for our marketed products could cause our regulatory approvals to be revoked or limited or lead to delay or discontinuation of development of our product candidates or new indications for our marketed products, which could severely harm our business, prospects, operating results, and financial condition" below.
Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payers, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition.
Sales of our marketed products (such as EYLEA, Dupixent, Praluent, and Kevzara) in the United States are dependent, in large part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of our marketed products in other countries are dependent, in large part, on similar reimbursement mechanisms and programs in those countries.
Our future revenues and profitability will be adversely affected in a material manner if such third-party payers do not adequately defray or reimburse the cost of our marketed products to the patients. If these entities do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payers more expensive for patients. Third-party payers may also require prior authorization for reimbursement, or require failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. As our currently marketed products and product candidates are biologics, bringing them to market may cost more than bringing traditional, small-molecule drugs to market due to the complexity associated with the research, development, production, supply and regulatory review of such products. Given cost sensitivities in many health care systems, our currently marketed products and product candidates are likely to be subject to continued pricing pressures, which may have an adverse impact on our business, prospects, operating results, and financial condition.
In addition, in order for private insurance and governmental payers (such as Medicare and Medicaid in the United States) to reimburse the cost of our marketed products, we must, among other things, maintain our FDA registration and our National Drug Code, maintain formulary approval by pharmacy benefits managers, and maintain recognition by insurance companies and the Centers for Medicare & Medicaid Services (CMS). There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage) of our current and future marketed products, which may have a material adverse effect on our business.
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria. In March 2010, the federal Patient Protection and Affordable Care Act (PPACA) and a related reconciliation bill were enacted in the United States. This legislation imposes cost-containment and other measures affecting the amount of reimbursement for our current and future products. The full effects of this legislation depend on a number of factors, many of which are beyond our control, including new regulations and guidance issued by CMS and other federal and state agencies. Some states are also considering legislation that would control the prices and reimbursement of prescription drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our marketed products.
In addition, pharmacy benefit management companies often develop formularies to reduce their cost for medications. The breadth of the products covered by formularies varies considerably from one pharmacy benefit management company to another. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our marketed products. If our marketed products are not included within an adequate number of formularies, adequate reimbursement levels are not provided, the eligible insured patient population for our products is limited, or a key payer refuses to provide reimbursement for our products in a particular jurisdiction altogether, this could have a material adverse effect on our and our collaborators' ability to commercialize the applicable product.
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

government programs could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact. Since our marketed products are too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers in the United States and other countries, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize our products will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed.
In certain foreign countries, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our marketed products in those countries. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country, and may take into account the clinical effectiveness, cost, and service impact of existing, new, and emerging drugs and treatments. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we or our collaborators are unable to market our products in foreign countries or if coverage and reimbursement for our marketed products in foreign countries is limited or delayed.
The commercial success of our products and product candidates is subject to strong competition.
Marketed Products
There is substantial competition in the biotechnology and pharmaceutical industries from biotechnology, pharmaceutical, and chemical companies. Many of our competitors have substantially greater research, preclinical and clinical product development and manufacturing capabilities, as well as financial, marketing, and human resources, than we do. Our smaller competitors may also enhance their competitive position if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. There is significant actual and potential future competition for each of our marketed products.
EYLEA. The market for eye disease products is very competitive. For example, Novartis AG and Genentech/Roche are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis, for the treatment of various eye indications. Lucentis is approved in one or more jurisdictions for the treatment of wet AMD, macular edema following RVO (including CRVO and BRVO), DME, diabetic retinopathy, and mCNV. In addition, we are aware of several companies developing biosimilar versions of EYLEA. For example, Momenta Pharmaceuticals, Inc. (in partnership with Mylan N.V.) is developing M710 (currently in a pivotal trial in patients with DME). Competitors are also exploring the development of a biosimilar version of Lucentis; in particular, Pfenex Inc. is developing PF582 (a Phase 1b/2a trial in patients with wet AMD has been completed), Formycon AG (in collaboration with Bioeq GmbH) is developing FYB201 (currently in a Phase 3 trial in patients with wet AMD), and Samsung Bioepis Co., Ltd. is developing SB11 (currently in a Phase 3 trial in patients with wet AMD).
Other competitive or potentially competitive products include Allergan plc's Ozurdex® (dexamethasone intravitreal implant) (approved by the FDA for the treatment of macular edema following RVO and for the treatment of DME) and Alimera Sciences, Inc.'s Iluvien® (fluocinolone acetonide intravitreal implant) (approved by the FDA for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, Genentech/Roche is developing a Lucentis port delivery system implant (currently in a Phase 2 study in patients with wet AMD). Novartis is developing RTH258 (brolucizumab), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and announced in June 2017 that two Phase 3 studies of RTH258 met their primary endpoint of non-inferiority to EYLEA. Allergan is developing abicipar pegol for wet AMD and related conditions (currently studied in Phase 3 trials against Lucentis as a comparator drug). Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bi-specific antibody (RG7716) targeting both VEGF and Ang2 for wet AMD and DME (currently in Phase 2 trials for both indications). Products that are being developed for use in combination with EYLEA and/or Lucentis may also pose a competitive threat. Opthea Limited is developing OPT-302, a VEGFR-3 large molecule trap in combination with Lucentis in a Phase 2 trial for wet AMD. Santen Pharmaceuticals Co. Ltd. (in partnership with TRACON Pharmaceuticals, Inc.) is developing DE-122, an anti-endoglin antibody in combination with Lucentis in a Phase 2 trial for wet AMD. Small-molecule tyrosine kinase inhibitors that have activity against VEGF may also compete against EYLEA, if approved for wet AMD and/or related conditions. Graybug Vision, Inc. is developing GB-102, an intravitreally administered depot formulation of the small molecule tyrosine kinase inhibitor, sunitinib, in a Phase 1/2 trial for wet AMD. Tyrogenex, Inc. is developing X-82, an orally administered small-molecule tyrosine kinase inhibitor, in a Phase 2 trial in combination with an anti-VEGF. Competitors are also developing other eye-drop formulations, devices, oral therapies, and gene/cell therapies for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
In addition, ophthalmologists are using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, Avastin, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with repackaged Avastin presents a significant competitive challenge in these indications. Avastin is also being evaluated in eye diseases in clinical trials in certain countries. Furthermore, Lucentis and off-label use of repackaged Avastin present significant competitive challenges as doctors and patients have had significant experience using these medicines. The relatively low cost of repackaged Avastin in treating patients may exacerbate the competitive challenge which EYLEA faces in the eye indications for which it is approved. Amgen Inc. (in collaboration with Allergan) has obtained regulatory approval of a biosimilar version of Avastin in the United States and the EU, and other competitors are also developing a biosimilar version of Avastin. Off-label use of any such biosimilar in one or more of the eye indications for which EYLEA is approved may put further pressure on the commercialization of EYLEA.
Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and there is a risk that third parties may attempt to repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for its approved indications. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
Dupixent. A number of companies are developing antibodies that, if approved, may compete with Dupixent in its current or potential future indications, including Roche (in collaboration with Dermira, Inc.) (an antibody against IL-13); LEO Pharma A/S (in collaboration with AstraZeneca PLC) (IL-13 antibody tralokinumab being developed in the atopic dermatitis indication); AstraZeneca (antibodies against IL-4R and IL-5R); Galderma S.A. (an antibody against IL-31R); AnaptysBio, Inc. (an antibody against IL-33); and Amgen (in collaboration with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). GlaxoSmithKline plc's Nucala® (mepolizumab) and Teva Pharmaceutical Industries Ltd.'s Cinqair® (reslizumab), both of which are antibodies against IL-5, may also compete with Dupixent in its current or potential future indications. We are also aware of companies developing or marketing small molecules that may compete with Dupixent in its current or potential future indications. These include Pfizer Inc.'s Eucrisa® (crisaborole), a topical ointment that competes with Dupixent in the atopic dermatitis indication; and JAK inhibitors, such as AbbVie Inc.'s upadacitinib, Pfizer's PF-04965842, and Eli Lilly and Company's Olumiant® (baricitinib).
Praluent. Amgen's Repatha® (evolocumab) has already received regulatory approvals in jurisdictions including the U.S., the EU, and Japan. Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Repatha has also received regulatory approval for cardiovascular risk reduction. Other companies with development programs for injectables against PCSK9 include Alnylam Pharmaceuticals, Inc. (in collaboration with The Medicines Company), which has a clinical program underway with inclisiran, an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. These include bempedoic acid, which is being developed by Esperion Therapeutics, Inc., and gemcabene, which is being developed by Gemphire Therapeutics Inc.
Kevzara. Genentech/Roche and Chugai Pharmaceutical Co., Ltd. are marketing an antibody against IL-6R (Actemra® (tocilizumab)) for the treatment of rheumatoid arthritis that competes with Kevzara. In addition, several other companies, including Alder Biopharmaceuticals, Inc. (in collaboration with Vitaeris Inc. and CSL Limited), Ablynx NV, R-Pharm JSC, BIOCAD, Mycenax Biotech Inc., MICROBIO Group, and Bird Rock Bio, Inc. have antibodies against IL-6 or IL-6R in clinical development. Further, oral, small-molecule JAK inhibitors such as Pfizer's Xeljanz® (tofacitinib), Eli Lilly's Olumiant, Gilead Sciences, Inc.'s filgotinib, and AbbVie's upadacitinib may pose a competitive threat for Kevzara.
Product Candidates
Our other late-stage and earlier-stage clinical candidates in development are all fully human antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and other late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in collaboration with Eli Lilly) is developing an antibody-based product candidate against NGF. For cemiplimab, there are several competitors that are marketing or developing antibodies against PD-1 and/or PDL-1, including Bristol-Myers Squibb Company's Opdivo® (nivolumab), Merck & Co., Inc.'s Keytruda® (pembrolizumab), Roche's Tecentriq® (atezolizumab), AstraZeneca's Imfinzi® (durvalumab), Pfizer's Bavencio® (avelumab), Novartis's PDR001, and Celgene Corporation/BeiGene Ltd.'s BGB-A317. Competitors to evinacumab include Ionis Pharmaceuticals, Inc./Akcea Therapeutics, Inc.’s AKCEA-ANGPTL3-LRx, a ligand conjugated antisense drug against ANGPTL3. We are also aware of several companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications.
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
We rely on our collaborations with Bayer and Sanofi for commercializing EYLEA and Dupixent, Praluent, and Kevzara, respectively.
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
In addition, while we have elected to co-promote Dupixent, Praluent, and Kevzara with Sanofi in the United States in accordance with the terms of our Antibody Collaboration, we continue to rely in part on Sanofi's sales and marketing organization in the United States. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of Dupixent, Praluent, or Kevzara (as applicable) may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent, Praluent, and Kevzara in the United States. For example, Sanofi records product sales for Dupixent, Praluent, and Kevzara in the United States, serves as the lead regulatory party for certain products and product candidates included in the Antibody Collaboration (e.g., is responsible for regulatory filings and negotiations relating to such products and product candidates) in the United States, and may lead negotiations with payors relating to such products and product candidates. We also rely on Sanofi for sales, marketing, and distribution of Dupixent, Praluent, and Kevzara in countries outside the United States.
If we and our collaborators are unsuccessful in continuing to commercialize the marketed products subject to such collaborations, or if Bayer or Sanofi terminate their respective collaborations with us, our business, prospects, operating results, and financial condition would be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Therefore, termination of the Bayer collaboration agreement or our Antibody Collaboration would create substantial new and additional risks to the successful commercialization of the applicable products, particularly outside the United States. For additional information regarding our collaborations with Bayer and Sanofi, see "Risks Related to Our Reliance on Third Parties - If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed" below and "Risks Related to Our Reliance on Third Parties - If any of our collaborations with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed" below.
Sales of our marketed products recorded by us and our collaborators could be reduced by imports from countries where such products may be available at lower prices.
Our sales of EYLEA in the United States, Bayer's sales of EYLEA in other countries, and sales of Dupixent, Praluent, and Kevzara recorded by Sanofi in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under our Antibody Collaboration with Sanofi and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA outside the United States is the responsibility of Bayer. Similarly, under our Antibody Collaboration with Sanofi, pricing and reimbursement for Dupixent, Praluent, and Kevzara outside the United States is the responsibility of Sanofi. Prices for our marketed products in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of our marketed products in the United States may be reduced if the applicable product marketed in those bordering nations is imported into the United

States. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of our marketed products in a particular market or reduce sales recorded by us or our collaborators, thereby adversely affecting our results of operations. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from sales of our marketed products could be reduced.
We may be unsuccessful in continuing the commercialization of our marketed products or in commercializing our product candidates or new indications for our marketed products, if approved, which would materially and adversely affect our business, profitability, and future prospects.
Even if clinical trials demonstrate the safety and effectiveness of any of our product candidates for a specific disease and the necessary regulatory approvals are obtained, the commercial success of any of our product candidates or new indications for our marketed products will depend upon, among other things, their acceptance by patients, the medical community, and third-party payers and on our and our collaborators' ability to successfully manufacture, market, and distribute those products in substantial commercial quantities or to establish and manage the required infrastructure to do so, including large-scale information technology systems and a large-scale distribution network. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Even if we obtain regulatory approval for our product candidates or new indications, if they are not successfully commercialized, we will not be able to recover the significant investment we have made in developing such products and our business, prospects, operating results, and financial condition would be severely harmed.
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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the three months ended March 31, 2018, product sales to two customers accounted on a combined basis for 95% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. Standard review can be accomplished in a 10-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity (NME) New Drug Application (NDA) and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within six months of the filing date. However, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. Even if any of our applications receives a priority review designation, we may not ultimately be able to obtain approval of our application within a time frame consistent with the FDA's stated review goals or at all, and such designation may not actually lead to a faster development or regulatory review or approval process.

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
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates), difficulty in enrolling and maintaining subjects in a clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to the FDA's Good Laboratory Practices (GLPs) or GCPs. A clinical trial may fail because it did not include and retain a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
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
Many of our clinical trials are conducted under the oversight of independent Data Monitoring Committees (DMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible DMCs based on their review of such interim trial results. For example, in April 2018, the DMC monitoring the ongoing safety and efficacy of our Phase 3 clinical trials of fasinumab recommended that the higher dose-regimens be discontinued based on the risk-benefit assessment and that the program may continue with lower dose-regimens of fasinumab. The recommended termination or material modification of any of our ongoing late-stage clinical trials by a DMC could negatively impact the future development of our product candidate(s), and our business, prospects, operating results, and financial condition may be materially harmed.
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
With respect to EYLEA, there are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to further successfully develop and/or commercialize EYLEA. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like aflibercept (such as intraocular inflammation (IOI), sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, and retinal tear), which can cause injury to the eye and other complications. The side effects previously reported for EYLEA include conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. In addition, commercialization of EYLEA or our other products may be impacted by actions of third parties on which we rely, such as manufacturers of syringes or other devices used in the administration of our products. For example, in February 2018, we issued a letter to healthcare professionals providing updated guidance relating to reports of IOI following EYLEA injections. In this letter, we noted that while our review did not identify any association of IOI rates with the EYLEA drug itself, an association was seen with certain batches of the syringe that were included in specific lots of final packaged EYLEA kits. These and other complications or issues or side effects could harm further development and/or commercialization of EYLEA.
Dupilumab is being studied in additional indications, including atopic dermatitis in adolescent and pediatric patients, asthma, nasal polyps, and eosinophilic esophagitis. There is no guarantee that marketing approval of dupilumab in any of these indications will be successfully obtained. The side effects previously reported for dupilumab include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, and cold sores. These and other complications or side effects could harm further development and/or commercialization of dupilumab.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 is the subject of opposition proceedings in the EPO, as described in Note 11 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the USPTO, the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we are currently party to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent and patent infringement proceedings relating to Dupixent, as described in Note 11 to our Condensed Consolidated Financial Statements. In addition, we are currently party to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287, our European Patent No. 2,264,163, and our U.S. Patent No. 8,502,018, all of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Note 11 to our Condensed Consolidated Financial Statements.
We are aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies; antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis with such antibodies; antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies; and antibodies to PD-1 and methods of treating cancer with such antibodies. In addition to Dupixent (dupilumab), Praluent (alirocumab), and Kevzara (sarilumab), our late-stage antibody-based pipeline includes fasinumab, an antibody to NGF; cemiplimab, an antibody to PD-1, intended for the treatment of certain cancer indications including advanced CSCC; and evinacumab, an antibody to ANGPTL3. With respect to Dupixent, we are aware of certain patents owned by Immunex Corporation, a wholly owned subsidiary of Amgen. These patents include U.S. Patent No. 8,679,487 (currently subject to the patent infringement proceedings described in Note 11 to our Condensed Consolidated Financial Statements) and European Patent No. 2,292,665 (the '665 Patent) and are generally directed to antibodies that bind to IL-4R. On September 30, 2016, Sanofi initiated a revocation proceeding to invalidate the U.K. counterpart of the '665 Patent in the United Kingdom. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending EPO opposition proceedings initiated by us and Sanofi in relation to the '665 Patent. The oral hearing before the EPO on the oppositions occurred on November 20, 2017, at which the claims of the '665 Patent were found invalid and the patent was revoked. A final written decision of revocation of the '665 Patent was issued by the EPO on January 4, 2018. Immunex filed a notice of appeal of the EPO’s decision on January 31, 2018. On September 20, 2017 and September 21, 2017, respectively, we and Sanofi initiated opposition proceedings in the EPO against Immunex's European Patent No. 2,990,420 (the '420 Patent), a divisional patent of the '665 Patent (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '665 Patent but contains claims to a different invention). The original patent term of the Immunex patents is set to expire in 2021.
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
Under the PPACA, there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-approved biological product. The PPACA provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened.
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
For example, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." As a result of the referendum, the British government has begun negotiating the terms of the United Kingdom's future relationship with the EU. We do not know to what extent Brexit will impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. We have large-scale manufacturing operations in Limerick, Ireland and have also established an office in London. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.
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
Most health care providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with research institutions, including the Geisinger Health System, which are subject to such regulations. Regeneron is not currently classified as a covered entity or business associate under HIPAA and thus is not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA's criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered health care provider or research institution that has not satisfied HIPAA's requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs and research collaborations outside the U.S. (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource) may implicate international data protection laws, including the EU Data Protection Directive and the General Data Protection Regulation (GDPR) that is replacing it. Our activities outside the U.S. impose additional compliance requirements and generate additional risks of enforcement for noncompliance, including the new risk of substantial financial penalties for data breach or improper processing of personal data under the GDPR. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business and could create liability for us. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals' health information. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws both inside and outside the United States. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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

If Sanofi does not elect to co-develop the product candidates discovered under our IO Collaboration or opts out of their development, unless we enter into a collaboration agreement with another party, we would be required to fund and conduct on our own the clinical trials, regulatory activities, and the ensuing commercialization efforts to support those antibody-based products. For example, under our Antibody Collaboration, Sanofi elected not to continue co-development of fasinumab and trevogrumab, and decided not to opt in to the evinacumab and other programs. In addition, as previously reported, we will now be required to fund all of our antibody discovery activities and the research and preclinical development activities of our drug candidates (other than those funded under the IO Discovery and Development Agreement or other collaboration agreements), as Sanofi’s funding obligations under the Antibody Discovery Agreement have ceased.
If Sanofi terminates the License and Collaboration Agreement or the IO Collaboration or fails to comply with its payment obligations under any of our collaborations, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates that it elects to co-develop, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for products commercialized under our Antibody Collaboration, such as Dupixent, Praluent, and Kevzara, as well as cemiplimab and any other product candidates potentially commercialized under our IO Collaboration (see also "Risks Related to Commercialization of Products - If we need to establish commercial capabilities outside the United States and are unable to do so, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the License and Collaboration Agreement or the IO License and Collaboration Agreement would create substantial new and additional risks to the successful development and commercialization of (i) Dupixent, Praluent, and Kevzara and (ii) cemiplimab and any other product candidate potentially commercialized under the IO License and Collaboration Agreement, respectively, particularly outside the United States.
If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA outside the United States would be materially harmed.
We rely heavily on Bayer with respect to the commercialization of EYLEA outside the United States. Bayer is responsible for obtaining and maintaining regulatory approval outside the United States, as well as providing all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to commercialize EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the commercialization of EYLEA outside the United States and result in substantial additional costs to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Products - If we need to establish commercial capabilities outside the United States and are unable to do so, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA outside the United States.
Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
We depend upon third-party collaborators, including Sanofi, Bayer, and service providers such as CROs, outside testing laboratories, clinical investigator sites, third-party manufacturers, fill/finish providers, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these third parties in connection with the commercialization of our marketed products and our late-stage product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner (including as a result of its inability to perform due to financial or other relevant constraints) or in compliance with applicable GMPs, GLPs, or GCP standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates.
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
In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.
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
Beginning in 2012, we reported profitability; prior to that, we generally incurred net losses. If we cannot sustain profitability, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products on an ongoing basis, including our sales of EYLEA, our share of the profits from Bayer's sales of EYLEA outside the United States, funding we receive under our collaboration agreements, or from other sources, the amount, timing, nature, or source of which cannot be predicted, we may incur substantial losses again as we conduct our research and development activities, commercialize our approved products, and prepare for possible commercialization of our other product candidates and new indications of our marketed products.

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
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, in March 2017, we completed a $720.0 million lease financing for our existing corporate headquarters and other rentable area consisting of approximately 170 acres of predominately office buildings and laboratory space located in the towns of Mount Pleasant and Greenburgh, NY, which will become due and payable in full on the five-year anniversary of the closing date unless extended with the consent of all the participants and subject to certain other conditions. Our ability to refinance or to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our late-stage product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of our marketed products, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
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
As of March 31, 2018, we had $1,019.5 million in cash and cash equivalents and $2,427.4 million in marketable securities (including $69.1 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

Risks Related to Our Common Stock
Our stock price is extremely volatile.
There has been significant volatility in our stock price and generally in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:

•	net product sales of our marketed products, in particular EYLEA and Dupixent, as well as our overall operating results;

•	if any of our product candidates or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;

•	market acceptance of, and the market share for, our marketed products, especially EYLEA and Dupixent;

•	whether our net product sales and net profits underperform, meet, or exceed the expectations of investors or analysts;

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

•
developments in the biotechnology industry or in government regulation of healthcare, including those relating to compounding (i.e., a practice in which a pharmacist, a physician, or, in the case of an outsourcing facility, a person under the supervision of a pharmacist, combines, mixes, or alters ingredients of a drug to create a medication tailored to the needs of an individual patient);

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 12, 2018, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 45.5% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 12, 2018. As of April 12, 2018, Sanofi beneficially owned 23,880,537 shares of our Common Stock, representing approximately 22.5% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time are subject to a "lock-up" and may not be sold until December 20, 2020 (other than with respect to an aggregate of up to 1,400,000 shares, as to which we have agreed to waive the lock-up during the term of the letter agreement with Sanofi described below under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management"). These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our Company. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market (including, in the case of Sanofi, as a result of the lock-up waiver referred to above), or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 12, 2018, holders of Class A Stock held 15.3% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 12, 2018:

•
our current executive officers and directors beneficially owned 10.1% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 12, 2018, and 21.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 12, 2018; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 45.5% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 12, 2018. In addition, these five shareholders plus our Chief Executive Officer held approximately 51.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 12, 2018.

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
The anti-takeover effects of provisions of our charter, by-laws, and of New York corporate law, as well as the contractual provisions in our investor and collaboration agreements and certain provisions of our compensation plans and agreements, could deter, delay, or prevent an acquisition or other "change of control" of us and could adversely affect the price of our Common Stock.
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

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1 +	Retirement Agreement, effective as of January 5, 2018, by and between Regeneron Pharmaceuticals, Inc. and Robert J. Terifay.
10.2
Letter Agreement, dated as of January 7, 2018, by and among Regeneron Pharmaceuticals, Inc., Sanofi, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amérique du Nord, and Sanofi Biotechnology SAS.

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

REGENERON PHARMACEUTICALS, INC.

Date:	May 3, 2018	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)