Form 10-Q
period 2018-06-30
REGENERON PHARMACEUTICALS INC
filed 2018-08-02
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 20, 2018:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,354
Common Stock, $.001 par value	106,144,994

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "Regeneron®", "Regeneron Genetics Center®", "VelociGene®", "VelociMab®", "VelocImmune®", "VelociMouse®", "VelociSuite®", and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$917,876	$812,733
Marketable securities	765,642	596,847
Accounts receivable - trade, net	1,534,324	1,538,642
Accounts receivable from Sanofi	243,238	193,684
Accounts receivable from Bayer	261,685	242,014
Inventories	928,553	726,138
Prepaid expenses and other current assets	163,599	224,972
Total current assets	4,814,917	4,335,030

Marketable securities	2,044,703	1,486,494
Property, plant, and equipment, net	2,461,614	2,358,605
Deferred tax assets	545,077	506,291
Other noncurrent assets	85,669	77,866
Total assets	$9,951,980	$8,764,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$171,906	$178,183
Accrued expenses and other current liabilities	670,709	637,162
Deferred revenue from Sanofi	308,179	177,746
Deferred revenue - other	180,396	142,392
Total current liabilities	1,331,190	1,135,483

Capital and facility lease obligations	705,903	703,453
Deferred revenue from Sanofi	339,040	379,936
Deferred revenue - other	199,401	249,263
Other noncurrent liabilities	190,020	152,073
Total liabilities	2,765,554	2,620,208

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,354 in 2018 and 2017	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 109,929,629 in 2018 and 109,477,222 in 2017	110	110
Additional paid-in capital	3,712,599	3,512,833
Retained earnings	3,839,179	2,946,733
Accumulated other comprehensive (loss) income	(11,612)	640
Treasury Stock, at cost; 3,885,469 shares in 2018 and 3,763,868 shares in 2017	(353,852)	(316,240)
Total stockholders' equity	7,186,426	6,144,078
Total liabilities and stockholders' equity	$9,951,980	$8,764,286

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statements of Operations
Revenues:
Net product sales	$996,382	$924,133	$1,984,291	$1,782,378
Sanofi collaboration revenue	237,753	222,128	427,243	432,495
Bayer collaboration revenue	262,863	210,355	510,791	404,294
Other revenue	111,024	113,500	197,182	169,940
	1,608,022	1,470,116	3,119,507	2,789,107

Expenses:
Research and development	529,289	509,975	1,027,875	1,017,410
Selling, general, and administrative	364,884	306,908	695,654	603,754
Cost of goods sold	35,950	42,133	105,193	103,386
Cost of collaboration and contract manufacturing	55,711	60,788	101,366	83,703
	985,834	919,804	1,930,088	1,808,253

Income from operations	622,188	550,312	1,189,419	980,854

Other income (expense):
Other income (expense), net	40,804	(19,061)	65,410	(9,813)
Interest expense	(6,918)	(5,401)	(13,357)	(12,902)
	33,886	(24,462)	52,053	(22,715)

Income before income taxes	656,074	525,850	1,241,472	958,139

Income tax expense	(104,662)	(138,106)	(212,080)	(321,464)

Net income	$551,412	$387,744	$1,029,392	$636,675

Net income per share - basic	$5.12	$3.66	$9.56	$6.02
Net income per share - diluted	$4.82	$3.34	$8.97	$5.51

Weighted average shares outstanding - basic	107,800	106,034	107,724	105,804
Weighted average shares outstanding - diluted	114,477	116,137	114,697	115,607

Statements of Comprehensive Income
Net income	$551,412	$387,744	$1,029,392	$636,675
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	3,374	8,204	(7,706)	15,160
Unrealized gain on cash flow hedges	608	28	2,047	28
Comprehensive income	$555,394	$395,976	$1,023,733	$651,863

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,029,392	$636,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,000	73,241
Non-cash compensation expense	189,217	255,047
Other non-cash items, net	(54,980)	37,631
Deferred taxes	(15,487)	(57,737)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(64,907)	(232,927)
Increase in inventories	(182,100)	(151,544)
Decrease (increase) in prepaid expenses and other assets	59,432	(77,168)
Decrease in deferred revenue	(84,238)	(10,655)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	66,979	(147,232)
Total adjustments	(16,084)	(311,344)
Net cash provided by operating activities	1,013,308	325,331

Cash flows from investing activities:
Purchases of marketable and other securities	(1,181,205)	(477,408)
Sales or maturities of marketable securities	462,212	272,166
Capital expenditures	(191,392)	(105,310)
Net cash used in investing activities	(910,385)	(310,552)

Cash flows from financing activities:
Proceeds in connection with capital and facility lease obligations	—	57,000
Payments in connection with capital and facility lease obligations	—	(19,925)
Proceeds from issuance of Common Stock	34,073	188,693
Payments in connection with Common Stock tendered for employee tax obligations	(31,853)	(31,437)
Net cash provided by financing activities	2,220	194,331

Net increase in cash, cash equivalents, and restricted cash	105,143	209,110

Cash, cash equivalents, and restricted cash at beginning of period	825,233	547,703

Cash, cash equivalents, and restricted cash at end of period	$930,376	$756,813

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
The following tables summarize the impacts of adopting ASC 606 on the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 compared with the guidance that was in effect before the change.

	June 30, 2018
Balance Sheet Data	As Reported	Adjustments	Balance Without Adoption of ASC 606
Deferred tax assets	$545,077	$(16,293)	$528,784
Total assets	$9,951,980	$(16,293)	$9,935,687
Accrued expenses and other current liabilities	$670,709	$(1,513)	$669,196
Deferred revenue from Sanofi (current)	$308,179	$(82,983)	$225,196
Deferred revenue - other (current)	$180,396	$(49,819)	$130,577
Total current liabilities	$1,331,190	$(134,315)	$1,196,875
Deferred revenue from Sanofi (noncurrent)	$339,040	$6,671	$345,711
Deferred revenue - other (noncurrent)	$199,401	$28,734	$228,135
Total liabilities	$2,765,554	$(98,910)	$2,666,644
Retained earnings	$3,839,179	$82,617	$3,921,796
Total stockholders' equity	$7,186,426	$82,617	$7,269,043
Total liabilities and stockholders' equity	$9,951,980	$(16,293)	$9,935,687

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Consolidated Statement of Operations Data	As Reported	Adjustments	Balance Without Adoption of ASC 606	As Reported	Adjustments	Balance Without Adoption of ASC 606
Sanofi collaboration revenue	$237,753	$(8,924)	$228,829	$427,243	$(17,331)	$409,912
Other revenue	$111,024	$(29,879)	$81,145	$197,182	$(47,189)	$149,993
Total revenues	$1,608,022	$(38,803)	$1,569,219	$3,119,507	$(64,520)	$3,054,987
Income from operations	$622,188	$(38,803)	$583,385	$1,189,419	$(64,520)	$1,124,899
Income before income taxes	$656,074	$(38,803)	$617,271	$1,241,472	$(64,520)	$1,176,952
Income tax expense	$(104,662)	$1,914	$(102,748)	$(212,080)	$3,702	$(208,378)
Net income	$551,412	$(36,889)	$514,523	$1,029,392	$(60,818)	$968,574
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
2. Product Sales
Net product sales consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Product Sales in the United States	2018	2017	2018	2017
EYLEA®	$991,998	$919,466	$1,976,047	$1,773,853
ARCALYST®	4,384	4,667	8,244	8,525
	$996,382	$924,133	$1,984,291	$1,782,378
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the three and six months ended June 30, 2018 and 2017. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Besse Medical, a subsidiary of AmerisourceBergen Corporation	56%	50%	55%	51%
McKesson Corporation	35%	29%	37%	28%
Curascript SD Specialty Distribution, a subsidiary of Express Scripts	**	20%	**	20%
** Sales to Curascript SD Specialty Distribution represented less than 10% of total gross product revenue during the period.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The amount of revenue we recognize varies due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. We estimate the amount of variable consideration that we will be entitled to, in order to determine the transaction price, based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payer mix, and other relevant factors.
The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the six months ended June 30, 2018 and 2017.

	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2017	$29,840	$34,142	$21,320	$85,302
Provisions	97,698	102,133	19,892	219,723
Credits/payments	(91,108)	(98,532)	(24,431)	(214,071)
Balance as of June 30, 2018	$36,430	$37,743	$16,781	$90,954

Balance as of December 31, 2016	$12,712	$29,465	$3,674	$45,851
Provisions	78,250	90,077	20,531	188,858
Credits/payments	(67,850)	(90,519)	(21,312)	(179,681)
Balance as of June 30, 2017	$23,112	$29,023	$2,893	$55,028
Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees, and other sales-related deductions are recorded within accrued liabilities.
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
Our collaboration agreements may require us to deliver various rights, services, and/or goods across the entire life cycle of a product or product candidate. In agreements involving multiple goods or services promised to be transferred to a customer, we must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is "distinct"), or whether such promises should be combined as a single performance obligation.
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
a. Sanofi
The collaboration revenue we earned from Sanofi is detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
Sanofi Collaboration Revenue	2018	2017	2018	2017
Antibody:
Reimbursement of Regeneron research and development expenses	$64,482	$137,272	$124,876	$292,517
Reimbursement of Regeneron commercialization-related expenses	103,666	87,104	189,090	160,663
Regeneron's share of losses in connection with commercialization of antibodies	(68,797)	(122,281)	(143,671)	(230,683)
Other	31,654	31,204	48,984	42,490
Total Antibody	131,005	133,299	219,279	264,987
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	77,054	68,080	150,878	126,759
Reimbursement of Regeneron commercialization-related expenses	2,061	749	3,271	749
Other	27,633	20,000	53,815	40,000
Total Immuno-oncology	106,748	88,829	207,964	167,508
	$237,753	$222,128	$427,243	$432,495
Antibodies
In November 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration was governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). Pursuant to the Antibody Discovery Agreement, Sanofi agreed to fund up to $130.0 million of the Company's research activities in 2017. The Company's Antibody Discovery Agreement with Sanofi ended on December 31, 2017 without any extension and, therefore, funding from Sanofi under the Antibody Discovery Agreement ceased after 2017. Under the License and Collaboration Agreement, agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. Consequently, during the three months ended June 30, 2018 and 2017, the Company recognized as research and development expense $9.9 million and $20.6 million, respectively, and during the six months ended June 30, 2018 and 2017, the Company recognized as research and development expense $23.8 million and $45.6 million, respectively, its share of antibody development expenses that Sanofi incurred related to Praluent® (alirocumab), Kevzara® (sarilumab), and Dupixent® (dupilumab).
Effective January 7, 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and REGN3500 (collectively,

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

the "Dupilumab/REGN3500 Eligible Investments"). Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement.
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
Sanofi leads commercialization activities for products developed under the Antibody Collaboration, subject to the Company's right to co-promote such products. In addition to profit and loss sharing, the Company is entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling twelve-month basis. The amount of variable consideration related to such share of profits and losses and sales milestones is deemed to be constrained as of June 30, 2018, and therefore has not been included in the transaction price.
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
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's Antibody Collaboration with Sanofi:

	June 30,	December 31,
	2018	2017
Accounts receivable, net	$160,954	$121,001
Deferred revenue	$170,906	$117,682
Significant changes in deferred revenue balances are as follows:

Six Months Ended June 30, 2018
Increase due to shipments of commercial supplies to Sanofi	$108,359
Revenue recognized that was included in deferred revenue at the beginning of the period	$(55,135)
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
In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable up-front payment to the Company. Under the terms of the IO License and Collaboration Agreement, the parties are co-developing the Company's

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

antibody product candidate (cemiplimab) targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, development expenses for cemiplimab up to a total of $1.640 billion, an increase of $990.0 million over the budget set forth in the original IO License and Collaboration Agreement. Pursuant to the Letter Agreement, the cemiplimab development budget has been increased and the Company has agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to cemiplimab development and Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the cemiplimab development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. During the second quarter of 2018, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 121,601 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to cemiplimab development costs incurred during the first quarter of 2018. Consequently, we recorded the cost of the shares received, or $37.6 million, as Treasury Stock during the three months ended June 30, 2018.
The Company has principal control over the development of cemiplimab and will lead commercialization activities in the United States, subject to Sanofi’s right to co-promote, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. The Company will be entitled to a milestone payment of $375.0 million in the event that global sales of certain licensed products targeting PD-1 (including cemiplimab), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with any of such licensed products targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period. The amount of variable consideration related to such milestone is deemed to be constrained as of June 30, 2018, and therefore has not been included in the transaction price.
At the inception of the IO Collaboration, the Company's significant promised goods and services consisted of a license to certain rights and intellectual property and providing research and development services, including the manufacturing of clinical supplies. The Company concluded that the license was not distinct, primarily as a result of (i) Sanofi being unable to benefit from the license on its own or together with other resources that are readily available as the license provides access to Regeneron's complex and specialized know-how and (ii) the research and development services, including manufacturing in support of such services, were expected to significantly modify the initial license. Therefore the promised goods and services were considered a single performance obligation. Consequently, the $640.0 million in aggregate up-front payments made by Sanofi during 2015 in connection with the execution of the IO Collaboration has been recorded as deferred revenue and has been included in the transaction price at the inception of the contract. "Other" Sanofi immuno-oncology revenue in the Sanofi Collaboration Revenue table above primarily includes recognition of deferred revenue from the $640.0 million of up-front payments.
As it relates to the IO Collaboration, "Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of costs by Sanofi in connection with the commercialization of cemiplimab outside of the United States.
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's IO Collaboration with Sanofi:

	June 30,	December 31,
	2018	2017
Accounts receivable, net	$76,522	$59,274
Deferred revenue	$476,312	$440,000

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Significant changes in deferred revenue balances are as follows:

Six Months Ended June 30, 2018
Increase as a result of cumulative-effect adjustment arising from the adoption of ASC 606	$93,643
Revenue recognized that was included in deferred revenue at the beginning of the period	$(57,331)
The aggregate amount of the transaction price under the IO Collaboration allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of June 30, 2018 was $1,550.1 million. This amount is expected to be recognized as revenue over the remaining period the Company is obligated to satisfy its performance obligation in connection with performing development activities.
b. Bayer
EYLEA outside the United States
Revenue earned in connection with our Bayer EYLEA collaboration is detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
Bayer EYLEA Collaboration Revenue	2018	2017	2018	2017
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$246,302	$190,883	$478,370	$365,759
Reimbursement of Regeneron EYLEA development expenses	3,678	2,329	7,135	4,780
Other	12,694	10,593	24,557	21,196
	$262,674	$203,805	$510,062	$391,735
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
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's EYLEA collaboration with Bayer:

	June 30,	December 31,
	2018	2017
Accounts receivable, net	$261,646	$241,153
Deferred revenue	$73,750	$68,734

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Significant changes in deferred revenue balances are as follows:

Six Months Ended June 30, 2018
Increase due to shipments of commercial supplies to Bayer	$24,666
Revenue recognized that was included in deferred revenue at the beginning of the period	$(19,650)
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
During the second and fourth quarters of 2017, the Company earned, and recognized as substantive milestones, development milestones of $25.0 million and $35.0 million, respectively, from Teva upon initiation of two Phase 3 trials. In addition, the Company is entitled to receive up to an aggregate of $400.0 million in development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. The amount of variable consideration related to such milestones is deemed to be constrained as of June 30, 2018, and therefore has not been included in the transaction price.
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
The Company recognized $68.8 million and $67.7 million of revenue for the three months ended June 30, 2018 and 2017, respectively, and $127.4 million and $100.8 million of revenue for the six months ended June 30, 2018 and 2017, respectively, in connection with the Teva Collaboration Agreement.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following tables summarize accounts receivable and deferred revenue information in connection with the Teva Collaboration Agreement:

	June 30,	December 31,
	2018	2017
Accounts receivable, net (recorded within Prepaid expenses and other current assets)	$35,504	$71,297
Deferred revenue	$194,564	$197,357
Significant changes in deferred revenue balances are as follows:

Six Months Ended June 30, 2018
Increase as a result of cumulative-effect adjustment arising from the adoption of ASC 606	$48,216
Revenue recognized that was included in deferred revenue at the beginning of the period	$(52,826)
The aggregate amount of the transaction price under the Teva Collaboration Agreement allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of June 30, 2018 was $525.3 million. This amount is expected to be recognized as revenue over the remaining period the Company is obligated to satisfy its performance obligation in connection with performing development activities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income - basic and diluted	$551,412	$387,744	$1,029,392	$636,675

(Shares in thousands)
Weighted average shares - basic	107,800	106,034	107,724	105,804
Effect of dilutive securities:
Stock options	6,664	9,602	6,959	9,310
Restricted stock	13	501	14	493
Dilutive potential shares	6,677	10,103	6,973	9,803
Weighted average shares - diluted	114,477	116,137	114,697	115,607

Net income per share - basic	$5.12	$3.66	$9.56	$6.02
Net income per share - diluted	$4.82	$3.34	$8.97	$5.51

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2018	2017	2018	2017
Stock options	14,865	7,959	14,872	11,055
Restricted stock	60	—	57	16
5. Marketable Securities
Marketable securities as of June 30, 2018 and December 31, 2017 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of June 30, 2018	Cost Basis	Gains	Losses	Value
Available-for-sale debt securities:
Corporate bonds	$2,497,276	$2,282	$(18,987)	$2,480,571
U.S. government and government agency obligations	126,395	30	(1,589)	124,836
Municipal bonds	2,572	—	(8)	2,564
Commercial paper	76,013	—	—	76,013
Certificates of deposit	40,773	—	—	40,773
	$2,743,029	$2,312	$(20,584)	$2,724,757

As of December 31, 2017
Available-for-sale debt securities:
Corporate bonds	$1,717,976	$2,176	$(7,672)	$1,712,480
U.S. government and government agency obligations	186,699	34	(1,241)	185,492
Municipal bonds	4,600	—	(13)	4,587
Commercial paper	106,973	—	—	106,973
Certificates of deposit	11,024	—	—	11,024
	$2,027,272	$2,210	$(8,926)	$2,020,556
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of June 30, 2018 mature at various dates through March 2023. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	June 30, 2018	December 31, 2017
Maturities within one year	$765,642	$593,783
Maturities after one year through five years	1,959,115	1,426,773
	$2,724,757	$2,020,556

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
As of June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,588,876	$(15,052)	$218,109	$(3,935)	$1,806,985	$(18,987)
U.S. government and government agency obligations	45,936	(656)	71,864	(933)	117,800	(1,589)
Municipal bonds	2,061	(8)	—	—	2,061	(8)
	$1,636,873	$(15,716)	$289,973	$(4,868)	$1,926,846	$(20,584)

As of December 31, 2017
Corporate bonds	$930,970	$(4,924)	$256,750	$(2,748)	$1,187,720	$(7,672)
U.S. government and government agency obligations	110,532	(409)	67,921	(832)	178,453	(1,241)
Municipal bonds	2,582	(10)	2,005	(3)	4,587	(13)
	$1,044,084	$(5,343)	$326,676	$(3,583)	$1,370,760	$(8,926)
There were no realized losses on sales of marketable securities, and realized gains were not material, for the three and six months ended June 30, 2018 and 2017.
With respect to marketable securities, for the three and six months ended June 30, 2018 and 2017, amounts reclassified from Accumulated other comprehensive (loss) income into Other income, net were related to realized gains on sales. The Company adopted ASU 2016-01 (see Note 1) during the first quarter of 2018; as a result, there were $16.5 million and $25.9 million of net unrealized gains on equity securities recognized in Other income, net for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, there were $5.8 million and $11.2 million, respectively, of net unrealized gains on equity securities that were recorded in Other comprehensive income (loss).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale debt securities:
Corporate bonds	$2,480,571	—	$2,480,571
U.S. government and government agency obligations	124,836	—	124,836
Municipal bonds	2,564	—	2,564
Commercial paper	76,013	—	76,013
Certificates of deposit	40,773	—	40,773
Equity securities	85,588	$85,588	—
	$2,810,345	$85,588	$2,724,757

As of December 31, 2017
Available-for-sale debt securities:
Corporate bonds	$1,712,480	—	$1,712,480
U.S. government and government agency obligations	185,492	—	185,492
Municipal bonds	4,587	—	4,587
Commercial paper	106,973	—	106,973
Certificates of deposit	11,024	—	11,024
Equity securities	62,785	$62,785	—
	$2,083,341	$62,785	$2,020,556
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and six months ended June 30, 2018 and 2017. There were no transfers of marketable securities between Levels 1 or 2 classifications during the three and six months ended June 30, 2018 and 2017.
The fair value of interest rate swap and interest rate cap contracts, which were recorded within Other noncurrent assets, was not material as of June 30, 2018 and December 31, 2017 (see Note 8). The fair value of these contracts was determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including London Interbank Offered Rate ("LIBOR") and interest rate swap rates.
As of June 30, 2018 and December 31, 2017, the Company had $45.5 million and $37.5 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded at cost within Other noncurrent assets.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$205,463	$190,045
Work-in-process	400,834	302,042
Finished goods	26,571	21,791
Deferred costs	295,685	212,260
	$928,553	$726,138
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Derivative Instruments and Hedging Activities
The Company is exposed to market fluctuations in interest rates, including those in connection with its March 2017 lease of laboratory and office facilities in Tarrytown, New York. Commencing in the second quarter of 2017, the Company entered into interest rate swap and interest rate cap agreements to manage a portion of such interest rate risk; no new agreements of this nature were entered into during the six months ended June 30, 2018. All of the Company's derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes.
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
The Company assesses, both at inception and on an ongoing basis, whether derivatives used continue to be highly effective in offsetting changes in cash flows of the hedged items. The Company does not exclude any portion of the cash flow hedge contracts from the assessment of hedge effectiveness. If and when a derivative is no longer expected to be highly effective, hedge accounting would be discontinued.
The following table summarizes the notional amounts of the Company's outstanding interest rate swap and cap agreements:

	June 30,	December 31,
	2018	2017
Interest rate swap contracts	$75,000	$75,000
Interest rate cap contracts	$75,000	$75,000
As it relates to cash flow hedges, for the three and six months ended June 30, 2018 and 2017, amounts of gains and losses recognized in Other comprehensive income (loss), and amounts reclassified from Accumulated other comprehensive (loss) income into Interest expense were not material. As of June 30, 2018, the amounts expected to be reclassified out of Accumulated other comprehensive income into Interest expense over the next 12 months are not expected to be material. For the three and six months ended June 30, 2018 and 2017, there were no gains or losses recorded related to the ineffective portion of the derivative instruments.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $104.7 million and $138.1 million for the three months ended June 30, 2018 and 2017, respectively, and $212.1 million and $321.5 million for the six months ended June 30, 2018 and 2017, respectively. The Company's effective tax rate was 16.0% and 26.3% for the three months ended June 30, 2018 and 2017, respectively, and 17.1% and 33.6% for the six months ended June 30, 2018 and 2017, respectively. On December 22, 2017, the bill known as the "Tax Cuts and Jobs Act" (the "Act") was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, significantly revised U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income ("GILTI")), allowing for a foreign-derived intangible income deduction and immediate expensing for qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation. As a result of the Act being signed into law, we recognized a provisional charge of $326.2 million in the fourth quarter of 2017 related to the re-measurement of the Company's U.S. net deferred tax assets at the lower enacted corporate tax rates; such amount was not adjusted during the six months ended June 30, 2018. The provisional charge recorded in the fourth quarter of 2017 is an estimate, and the measurement of deferred tax assets is subject to further analysis, such as developing interpretations and clarifications of the provisions of the Act, which could result in changes to this estimate during 2018. In addition, we have not yet elected an accounting method regarding whether to record deferred tax assets and liabilities for expected amounts of GILTI inclusions or whether to treat such amounts as a period cost.
The Company's effective tax rate for the three and six months ended June 30, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the tax benefit associated with stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, the foreign-derived intangible income deduction, and the federal tax credit for research activities. The Company's effective tax rate for the three and six months ended June 30, 2017 was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for research activities, partly offset by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee.
Income tax provisions recorded in the Statement of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 were not material.
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

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	$917,876	$744,313
Restricted cash included in Other noncurrent assets	12,500	12,500
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$930,376	$756,813
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of June 30, 2018 and December 31, 2017 were $38.4 million and $41.8 million, respectively, of accrued capital expenditures. Included in accounts payable, accrued expenses, and other liabilities as of June 30, 2017 and December 31, 2016 were $30.9 million and $28.2 million, respectively, of accrued capital expenditures.
As described in Note 3, during the six months ended June 30, 2018, we purchased (by issuing a credit towards the amount owed by Sanofi) 121,601 shares of our Common Stock from Sanofi, and recorded the cost of the shares received, or $37.6 million, as Treasury Stock.
The Company recognized an additional capital lease obligation of $201.2 million in connection with the Company's lease of additional premises at its Tarrytown, New York facility during the six months ended June 30, 2017.
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
On September 25, 2013, the Company commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting the '287 Patent and '163 Patent. A trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent was held from November 16, 2015 through December 8, 2015. On February 1, 2016, the court issued a final judgment, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. The hearing for the Company's appeal and Kymab's cross-appeal was held on October 17–20, 2017. On March 28, 2018, the Court of Appeal (Civil Division of England and Wales) reversed the English High Court's decision and held that the '287 Patent and '163 Patent are both valid and infringed by Kymab. On June 5, 2018, the Court of Appeal issued a final order, which enjoins Kymab from infringing the '287 Patent and '163 Patent (subject to certain exceptions) and requires Kymab to destroy or deliver to a third party all products and antibodies and cells engineered to produce antibodies which infringe the '287 Patent and '163 Patent (subject to certain exceptions). The provisions of the final order are stayed pending final determination of Kymab's application for permission to appeal to the Supreme Court of the United Kingdom and, if permission is granted, Kymab's appeal. The Company has also been awarded a portion of the legal fees incurred by it in connection with the proceedings in the English High Court of Justice and the Court of Appeal described above.
On March 11, 2014, the Company commenced '287 Patent infringement litigation and '018 Patent infringement litigation against Merus N.V., a company based in Utrecht, The Netherlands, in the District Court of The Hague (currently stayed by agreement of the parties) and the United States District Court for the Southern District of New York, respectively. On November 21, 2014, the United States District Court for the Southern District of New York issued its Opinion and Order on Claim Construction in the '018 Patent infringement litigation, in which it held the '018 Patent invalid and not infringed. On November 2, 2015, the United States District Court for the Southern District of New York issued an opinion and order finding that the '018 Patent was procured by inequitable conduct, thus rendering it unenforceable. On July 27, 2017, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed the District Court's decision regarding inequitable conduct without deciding the issues of validity and infringement; and, on December 26, 2017, the Federal Circuit denied the Company's petition for panel rehearing and rehearing en banc. On May 25, 2018, the Company filed a petition for a writ of certiorari with the United States Supreme Court.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

On July 8 and July 13, 2016, notices of opposition against the '163 Patent were filed in the European Patent Office (the "EPO") by Merus N.V. and Kymab and Novo Nordisk A/S, respectively. The notices assert, as applicable, lack of novelty, lack of inventive step, and insufficiency. The Company's response to the oppositions was filed on December 30, 2016. Following an oral hearing before the Opposition Division of the EPO on February 5–7, 2018, the Opposition Division upheld the '163 Patent without amendments. Kymab, Merus, and Novo Nordisk each filed a notice of appeal of the Opposition Division's decision on February 9, 2018, May 25, 2018, and June 26, 2018, respectively.
With respect to the '018 Patent infringement litigation against Merus N.V., on June 25, 2018, the United States District Court for the Southern District of New York granted Merus's motion for attorneys' fees and costs in the amount of $10.5 million, plus pre- and post-judgment interest. On July 25, 2018, the Company filed a notice of appeal with the Federal Circuit. If the Company is ultimately required to pay such amounts, this payment is not expected to have a material impact on the Company's financial statements.
Other than as noted above, the Company is not at this time able to predict the outcome of, or estimate possible gain or a range of possible loss, if any, related to, the '287 Patent, '163 Patent, and '018 Patent proceedings.
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
In the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware (the "District Court") from March 8 to March 16, 2016. During the course of the trial, the District Court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the District Court issued a final opinion and judgment, denying the Company and the Sanofi defendants' motions for new trial and judgment as a matter of law. The District Court also denied as moot Amgen's motion to strike the Company and the Sanofi defendants' request to obtain a judgment as a matter of law, which allowed the Federal Circuit to address the Company and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, the Company and the Sanofi defendants filed a notice of appeal with the Federal Circuit. On April 19, 2017, the District Court granted Amgen's motion to amend the judgment on an accounting of supplemental damages and enhancement of such damages if deemed appropriate, but deferred the order until after the Federal Circuit issued a decision on the appeal. Oral argument on the appeal was held on June 6, 2017. On October 5, 2017, the Federal Circuit reversed in part the District Court's decision, remanded for a new trial on the issues of written description and enablement, and, as discussed below, vacated the District Court's permanent injunction. In addition, it affirmed the District Court's ruling that Amgen's patents were not obvious. The Federal Circuit further concluded the Company and the Sanofi defendants were not entitled to judgment as a matter of law on the issues of written description and enablement on this record. On February 23, 2018, the Federal Circuit denied Amgen's petition for rehearing en banc, and on March 2, 2018 the Federal Circuit issued a mandate to transfer jurisdiction of the case back to the District Court. On July 23, 2018, Amgen filed a petition for a writ of certiorari with the United States Supreme Court. A new jury trial is currently scheduled to begin on February 19, 2019.
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
On July 12, 2018, Sanofi-Aventis Deutschland GmbH, Sanofi-Aventis Groupe S.A., and Sanofi Winthrop Industrie S.A. filed an action in the Federal Patents Court (the "FPC") in Munich, Germany, seeking a compulsory license from Amgen based on the '124 Patent for the continued commercializing of Praluent in Germany. This compulsory license action included a request for a provisional compulsory license. The FPC has issued a summons for oral hearing scheduled for September 6, 2018 in the provisional compulsory license proceedings.
On September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie, and Sanofi Chimie (subsequently added as a defendant). Amgen is seeking the prohibition of allegedly infringing activities with a €10,000 penalty per drug unit of Praluent produced in violation of the court order sought by Amgen; an appointment of an expert for the assessment of damages; disclosure of technical (including supply-chain) and accounting information to the expert and the court; provisional damages of €10.0 million (which would be awarded on an interim basis pending final determination); reimbursement of costs; publication of the ruling in three newspapers; and provisional enforcement of the decision to be issued, which would ensure enforcement of the decision (including any provisional damages) pending appeal. Amgen is not seeking a preliminary injunction in this proceeding at this time. On April 10, 2017, the Company and the Sanofi parties filed briefs seeking invalidation of certain of the claims of the '124 Patent, and Amgen filed a response on July 28, 2017. Oral hearing on this infringement lawsuit is currently scheduled for February 12, 2019.
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
At this time, the Company is not able to predict the outcome of, or estimate a range of possible loss, if any, related to, these proceedings.
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
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

based on different grounds (the "Additional IPR Petitions"). On October 4, 2017, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. On February 15, 2018, the PTAB issued two decisions instituting the Company's and Sanofi's Additional IPR Petitions on all claims of the '487 Patent for which review had been requested. Oral hearing on the Additional IPR Petitions has been scheduled for November 14, 2018.
On April 5, 2017, Immunex Corporation filed a lawsuit against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by the Company and the Sanofi parties. On June 28, 2017, the Company and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen (which was amended on October 31, 2017 to, among other things, add an inequitable conduct allegation), and Immunex and Amgen filed an answer to the counterclaims on July 28, 2017. A combined hearing on the construction of certain disputed claim terms of the '487 Patent and summary judgment on the issue of indefiniteness of the '487 Patent claims was held on July 12, 2018. The issues of claim construction and summary judgment, among others, are still pending with the court. A jury trial has been scheduled to start on July 23, 2019.
On September 30, 2016, Sanofi initiated a revocation proceeding in the United Kingdom to invalidate the U.K. counterpart of European Patent No. 2,292,665 (the "'665 Patent"), another patent owned by Immunex relating to antibodies that bind the human interleukin-4 receptor. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending EPO opposition proceedings initiated by the Company and Sanofi in relation to the '665 Patent. The oral hearing before the EPO on the oppositions occurred on November 20, 2017, at which the claims of the '665 Patent were found invalid and the patent was revoked. A final written decision of revocation of the '665 Patent was issued by the EPO on January 4, 2018. Immunex filed a notice of appeal of the EPO's decision on January 31, 2018. On September 20, 2017 and September 21, 2017, respectively, the Company and Sanofi initiated opposition proceedings in the EPO against Immunex's European Patent No. 2,990,420 (the "'420 Patent"), a divisional patent of the '665 Patent (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '665 Patent but contains claims to a different invention). An oral hearing before the EPO on the '420 Patent opposition proceedings has been scheduled for January 24–25, 2019. The original patent term of the Immunex patents is set to expire in 2021.
At this time, the Company is not able to predict the outcome of, or estimate a range of possible loss, if any, related to, these proceedings.
Proceedings Relating to EYLEA (aflibercept) Injection and ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion
On March 19, 2018, Novartis Vaccines and Diagnostics, Inc., Novartis Pharma AG, and Grifols Worldwide Operations Limited (collectively, the "Novartis Parties") filed a lawsuit against the Company in the United States District Court for the Southern District of New York, seeking a judgment of patent infringement of U.S. Patent No. 5,688,688 (the "'688 Patent") by the Company's manufacture of aflibercept (the active ingredient used in both EYLEA and ZALTRAP); monetary damages (together with interest) for a limited period prior to the '688 Patent expiration; an order of willful infringement of the '688 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. The '688 Patent expired on November 18, 2014. The Novartis Parties are not seeking an injunction in these proceedings. At this time, the Company is not able to predict the outcome of, or estimate a range of possible loss, if any, related to, these proceedings.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Proceedings Relating to Shareholder Derivative Claims
On December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the then current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, and the Company's Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. The complaint seeks damages in favor of the Company for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan with respect to the individual defendants' compensation and a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On June 28, 2017, the court dismissed the plaintiff's claims with respect to certain compensation awarded in 2013 but denied the defendants' motion to dismiss the other claims set forth in the complaint. On November 8, 2017, another alleged shareholder filed a second shareholder derivative complaint in the New York Supreme Court, naming the then current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, the Company's Chief Scientific Officer, and Regeneron as defendants. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2014, 2015, and 2016. The complaint seeks damages in favor of Regeneron for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of Regeneron's 2014 Long-Term Incentive Plan with respect to the individual defendants' compensation and the imposition of meaningful limits on the amount of equity payable to the individual defendants; a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On December 4, 2017, the plaintiff in the second action moved to consolidate both actions, to be appointed lead plaintiff, and to have its counsel be appointed lead counsel in the proposed consolidated action. The court heard oral argument on March 7, 2018 and denied the motion. The parties in both the first derivative action and the second derivative action have agreed to a schedule for document discovery and the filing of defendants' appeal of the court's June 28, 2017 decision, as well as a stay of all non-document discovery pending a decision on defendants' appeal. On March 19, 2018, the defendants appealed the court's June 28, 2017 decision to the Appellate Division of the Supreme Court, First Judicial Department. On April 19, 2018, the Appellate Division granted the second plaintiff's motion to intervene in this appeal. On July 26, 2018, the parties to the second shareholder derivative action filed with the court a stipulation of compromise and settlement. The settlement is subject to court approval. Under the terms of the stipulation, final approval of the settlement would release the claims asserted in the original suit as well. The court has scheduled a hearing for August 8, 2018 to determine whether to preliminarily approve the settlement and schedule a final approval hearing. Pursuant to the Company's By-Laws and the New York Business Corporation Law, expenses in connection with the foregoing are being advanced by the Company for the individual defendants.
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
While the Company is unable at this time to predict the ultimate outcome of these proceedings, any possible loss related to these proceedings is not expected to have a material impact on the Company's financial statements.

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
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, cemiplimab, fasinumab, and evinacumab; the likelihood and timing of achieving any of our anticipated clinical development milestones; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Dupixent, Praluent, Kevzara, cemiplimab, fasinumab, and evinacumab; the extent to which the results from the research and development programs conducted by us or our collaborators may be replicated in other studies and lead to therapeutic applications; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA, Dupixent, Praluent, and Kevzara), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties to perform filling, finishing, packaging, labeling, distribution, and other steps related to our products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto, including without limitation the patent litigation proceedings relating to EYLEA, Dupixent, and Praluent described further in Note 11 to our Condensed Consolidated Financial Statements included in this report. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Our total revenues were $1,608.0 million in the second quarter and $3,119.5 million in the first half of 2018, compared to $1,470.1 million in the second quarter and $2,789.1 million in the first half of 2017. Our net income was $551.4 million, or $4.82 per diluted share, in the second quarter and $1,029.4 million, or $8.97 per diluted share, in the first half of 2018, compared to net income of $387.7 million, or $3.34 per diluted share, in the second quarter and $636.7 million, or $5.51 per diluted share, in the first half of 2017. Refer to the "Results of Operations" section below for further details of our financial results, including amounts incurred related to research and development activities.

We currently have six products that have received marketing approval:

Product		Disease Area(1)	Territory
			U.S.	EU	Japan	Certain other countries outside the U.S.
EYLEA (aflibercept) Injection(2)	•	Neovascular age-related macular degeneration (wet AMD)	✓	✓	✓	✓
	•	Diabetic macular edema (DME)	✓	✓	✓	✓
	•	Macular edema following retinal vein occlusion (RVO), which includes macular edema following central retinal vein occlusion (CRVO) and macular edema following branch retinal vein occlusion (BRVO)	✓	✓	✓	✓
	•	Myopic choroidal neovascularization (mCNV)		✓	✓	✓
	•	Diabetic retinopathy in patients with DME	✓
Dupixent (dupilumab) Injection(3)	•	Atopic dermatitis (in adults)	✓	✓	✓	✓
Praluent (alirocumab) Injection(3)	•	Heterozygous familial hypercholesterolemia (HeFH) or clinical atherosclerotic cardiovascular disease (ASCVD) (in adults)	✓	✓	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	•	Rheumatoid arthritis (RA) (in adults)	✓	✓	✓	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use	•	Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(4)	•	Metastatic colorectal cancer (mCRC)	✓	✓		✓

(1) Refer to label information in each territory for specific indication
(2) In collaboration with Bayer (outside the United States)
(3) In collaboration with Sanofi
(4) Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net sales of ZALTRAP.

Marketed Products

Net Product Sales of Regeneron-Discovered Products(2)	Three Months Ended June 30,
(In millions)	2018			2017
	U.S.	ROW(1)	Total	U.S.	ROW(1)	Total
EYLEA(2)	$992.0	$665.9	$1,657.9	$919.5	$542.4	$1,461.9
ARCALYST	4.3	—	4.3	4.6	—	4.6
Net product sales recorded by Regeneron	$996.3	___(2)	___(2)	$924.1	___(2)	___(2)

Net product sales recorded by Sanofi(2):
Dupixent	$180.9	$28.3	$209.2	$28.4	$0.2	$28.6
Praluent	41.4	32.1	73.5	32.6	13.5	46.1
Kevzara	18.8	5.3	24.1	0.8	—	0.8
ZALTRAP	2.7	25.7	28.4	2.0	17.5	19.5

	Six Months Ended June 30,
	2018			2017
	U.S.	ROW(1)	Total	U.S.	ROW(1)	Total
EYLEA(2)	$1,976.0	$1,289.9	$3,265.9	$1,773.9	$1,026.3	$2,800.2
ARCALYST	8.3	—	8.3	8.5	—	8.5
Net product sales recorded by Regeneron	$1,984.3	___(2)	___(2)	$1,782.4	___(2)	___(2)

Net product sales recorded by Sanofi(2):
Dupixent	$298.1	$42.5	$340.6	$28.4	$0.3	$28.7
Praluent	73.2	60.2	133.4	58.0	24.0	82.0
Kevzara	28.2	8.3	36.5	0.8	—	0.8
ZALTRAP	5.1	49.6	54.7	4.6	32.3	36.9

(1) Rest of world
(2) Bayer records net product sales of EYLEA outside the United States and Sanofi records global net product sales of Dupixent, Praluent, Kevzara, and ZALTRAP. Refer to "Overview" above and "Collaboration Agreements" below for further details.

Marketed Products - Recent Developments
In May 2018, the Company and Sanofi announced they will lower the net price of Praluent in exchange for straightforward, more affordable patient access from Express Scripts. Praluent has been chosen as the exclusive PCSK9 inhibitor therapy on the Express Scripts national formulary. The agreement took effect on July 1, 2018 for commercial patients covered by the Express Scripts National Preferred Formulary.
Programs in Clinical Development
All 19 of our product candidates in clinical development were discovered in our research laboratories and are summarized below. We used our VelocImmune® technology to generate each of the antibodies in the table below. There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development (including any post-approval studies), uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, and changes in the competitive landscape affecting a product candidate. Refer to Part II, Item 1A, "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs.

Clinical Program		Phase 1		Phase 2		Phase 3		Regulatory Review(i)
EYLEA					•	Non-proliferative diabetic retinopathy (NPDR) in patients without DME	•	Every 12-week dosing interval in wet AMD (U.S.)
							•	Pre-filled syringe (U.S.)
							•	Diabetic retinopathy (U.S.)
							•	Vial-only presentation (U.S.)
Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit			•	Eosinophilic esophagitis (EOE)(c)	•	Atopic dermatitis in adolescents and pediatrics (6–17 years of age)	•	Asthma in adults and adolescents (U.S., EU, and Japan)
			•	Grass immunotherapy
					•	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)
					•	Asthma in pediatrics (6–11 years of age)
					•	Nasal polyps
Praluent (alirocumab)(a) Antibody to PCSK9					•	Homozygous familial hypercholesterolemia (HoFH)(c) in adults	•	Use with apheresis (U.S.)
					•	HeFH in pediatrics	•	Cardiovascular risk reduction (U.S. and EU)
							•	First-line treatment of hyperlipidemia (U.S.)
Kevzara (sarilumab)(a) Antibody to IL-6R			•	Polyarticular-course juvenile idiopathic arthritis (pcJIA)
Cemiplimab(a) (REGN2810) Antibody to PD-1(h)	•	Solid tumors and advanced hematologic malignancies	•	Metastatic or locally advanced and unresectable cutaneous squamous cell carcinoma (CSCC) (pivotal study)(d)	•	First-line and second-line non-small cell lung cancer (NSCLC)	•	Metastatic or locally advanced CSCC (U.S. and EU)
					•	Second-line cervical cancer
			•	Basal cell carcinoma (BCC) (potentially pivotal study)
Fasinumab(b)(f) (REGN475) Antibody to NGF					•	Osteoarthritis of knee and hip(e)
Evinacumab(f) (REGN1500) Antibody to ANGPTL3			•	Refractory hypercholesterolemia (both HeFH and non-FH)	•	HoFH(c)(d)
			•	Severe hypertriglyceridemia
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	•	Muscle-wasting diseases (in combination with garetosmab)

Clinical Program (continued)		Phase 1		Phase 2	Phase 3	Regulatory Review(i)
REGN1908-1909(f) Multi-antibody therapy to Feld1	•	Allergic disease
REGN1979 Bispecific antibody against CD20 and CD3	•	Certain B-cell malignancies (monotherapy and in combination with cemiplimab)(c)
REGN-EB3(g) (REGN3470-3471-3479) Multi-antibody therapy to Ebola virus	•	Ebola virus infection(c)
REGN3048-3051(g) Multi-antibody therapy to Middle East Respiratory Syndrome (MERS) virus	•	MERS virus infection
Garetosmab(f) (REGN2477) Antibody to Activin A	•	Muscle-wasting diseases (in combination with trevogrumab)	•	Fibrodysplasia ossificans progressiva (FOP)(c)(e) (potentially pivotal study)
REGN3500(a) Antibody to IL-33. Studied as monotherapy and in combination with Dupixent.			•	Asthma
			•	Chronic obstructive pulmonary disease (COPD)
REGN3767(a) Antibody to LAG-3 protein	•	Advanced cancers (administered alone or in combination with cemiplimab)
Pozelimab(f) (REGN3918) Antibody to C5	•	Paroxysmal nocturnal hemoglobinuria (PNH)
REGN4461 Agonist antibody to leptin receptor (LEPR)	•	Lipodystrophy and obesity
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	•	Platinum-resistant ovarian cancer (administered alone or in combination with cemiplimab)
REGN4659(a) Antibody to CTLA4	•	Advanced NSCLC (administered alone or in combination with cemiplimab)

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

(h) Studied as monotherapy and in combination with other antibodies and treatments
(i) Regulatory application submitted. Information in this column relates to U.S., EU, and Japan submissions only.
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
Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our continued success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of EYLEA, Dupixent, Praluent, and Kevzara, as well as preparation for potential commercialization of cemiplimab and other indications of Dupixent. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses, the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators, and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2018 to date were, and plans for the next twelve months are, as follows:

Clinical Program		2018 Events to Date		2018–2019 Plans (next 12 months)
EYLEA	•	Chinese State Food and Drug Administration (CFDA) approved EYLEA for DME and wet AMD	•	FDA decision on sBLA for every 12-week dosing interval in wet AMD (target action date of August 11, 2018)
	•	Reported 24-week positive top-line results from Phase 3 PANORAMA study for the treatment of NPDR in patients without DME	•	FDA decision on sBLA for vial-only presentation (target action date of August 16, 2018)
	•	Submitted sBLA for vial-only presentation	•	FDA decision on sBLA for the treatment of diabetic retinopathy
	•	Submitted sBLA for the treatment of diabetic retinopathy	•	Report one-year data from Phase 3 PANORAMA study for the treatment of NPDR in patients without DME
	•	Submitted sBLA for pre-filled syringe	•	FDA decision on sBLA for pre-filled syringe
	•	Treat and Extend dosing regimen approved in the EU for wet AMD
Dupixent (dupilumab; IL-4R Antibody)	•	Ministry of Health, Labor and Welfare (MHLW) in Japan approved Dupixent for the treatment of atopic dermatitis in adults not adequately controlled with existing therapies	•	Submit sBLA and Marketing Authorization Application (MAA) for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)
	•	Initiated Phase 2/3 study in pediatric patients (6 months–5 years of age) with severe atopic dermatitis	•	FDA decision on sBLA for asthma in adult and adolescent patients (target action date of October 20, 2018)
	•	sBLA for asthma in adult and adolescent patients (12 years of age and older) filed with FDA	•	Report data from Phase 3 studies in nasal polyps
	•	Regulatory application for asthma accepted for review by the European Medicines Agency (EMA) and Pharmaceuticals and Medical Devices Agency (PMDA) in Japan	•	Initiate Phase 3 study in eosinophilic esophagitis
			•	Initiate Phase 2 study in peanut allergy
			•	Initiate Phase 2/3 program in COPD
	•	Reported positive results from Phase 3 study in adolescent patients (12–17 years of age) with atopic dermatitis	•	Initiate clinical program in co-morbid allergic conditions
	•	Positive results from two Phase 3 trials for the treatment of moderate-to-severe asthma published in the New England Journal of Medicine
	•	Initiated Phase 2 study in grass immunotherapy
Praluent (alirocumab; PCSK9 Antibody)	•	Reported positive results from ODYSSEY OUTCOMES study	•	FDA decision on sBLA for use with apheresis (target action date of August 24, 2018)
	•	Submitted sBLA and MAA for cardiovascular risk reduction	•	FDA and EMA decisions on applications for cardiovascular risk reduction
	•	Submitted sBLA for first-line treatment of hyperlipidemia	•	FDA decision on application for first-line treatment of hyperlipidemia
	•	Initiated Phase 3 pediatric study in HeFH	•	Initiate Phase 3 pediatric study in HoFH

Clinical Program (continued)		2018 Events to Date		2018–2019 Plans (next 12 months)
Kevzara (sarilumab; IL-6R Antibody)	•	FDA approved single-dose pre-filled pen presentation	•	Continue patient enrollment in Phase 2 study in pcJIA
			•	Initiate Phase 3 study in giant cell arteritis
			•	Initiate Phase 3 study in polymyalgia rheumatica
Cemiplimab (REGN2810; PD-1 Antibody)	•	FDA accepted for priority review BLA for advanced CSCC	•	FDA decision on BLA for advanced CSCC (target action date of October 28, 2018)
	•	EMA accepted for review MAA for advanced CSCC	•	Regulatory agency decision for advanced CSCC in the EU
	•	Positive results from two pivotal trials in advanced CSCC published in the New England Journal of Medicine	•	Initiate additional studies in various indications
	•	Reported positive results from Phase 1 study in advanced NSCLC	•	Continue patient enrollment in NSCLC and various other studies
	•	Initiated additional Phase 3 studies in advanced NSCLC
Fasinumab (NGF Antibody)	•	Completed patient enrollment in the efficacy sub-study of the Phase 3 long-term safety study in osteoarthritis	•	Report data from first Phase 3 efficacy study in osteoarthritis
	•	Independent Data Monitoring Committee (DMC) recommended higher dose-regimens be discontinued, and osteoarthritis trials modified accordingly	•	Continue patient enrollment in Phase 3 long-term safety study in osteoarthritis
	•	Discontinued dosing in chronic low back pain in patients with concomitant osteoarthritis of the knee and hip
Evinacumab (ANGPTL3 Antibody)	•	Initiated Phase 3 study in HoFH
	•	Initiated Phase 2 study in severe hypertriglyceridemia
Trevogrumab (GDF8 Antibody) in combination with REGN2477	•	Reported positive results from single-dose portion of Phase 1 study	•	Report results from multi-dose portion of Phase 1 study
			•	Initiate Phase 2 programs in type 2 diabetes, sarcopenia, and sporadic inclusion body myositis (sIBM)
REGN1908-1909 (Feld1 Antibody)			•	Initiate Phase 2 study in cat allergic asthmatics
REGN1979 (CD20 and CD3 Antibody)	•	FDA granted orphan drug designation in Follicular Lymphoma (FL)	•	Continue evaluation in non-Hodgkin lymphomas
			•	Initiate Phase 2 studies in FL and diffuse large B-cell lymphoma
REGN-EB3 (REGN3470-3471-3479; Multi-antibody therapy to Ebola virus)	•	Approved for investigational use in the Democratic Republic of the Congo in Ebola virus infection outbreak	•	Initiate pivotal healthy volunteer safety study
REGN3048-3051 (Multiple-antibody therapy to MERS)	•	Initiated Phase 1 study in healthy volunteers	•	Complete Phase 1 study in healthy volunteers
Garetosmab (REGN2477; Activin A Antibody)	•	Initiated Phase 2 study in patients with FOP
REGN3500 (IL-33 Antibody)	•	Initiated Phase 2 study in asthma	•	Initiate Phase 2 study in atopic dermatitis
	•	Initiated Phase 2 study in COPD
REGN3767 (LAG-3 Antibody)			•	Open monotherapy expansion cohorts as well as in combination with cemiplimab in multiple indications

Clinical Program (continued)		2018 Events to Date		2018–2019 Plans (next 12 months)
Pozelimab (REGN3918; C5 Antibody)			•	Complete Phase 1 study in healthy volunteers
			•	Initiate Phase 2 study in PNH
REGN4461 (LEPR Agonist Antibody)	•	Initiated Phase 1 study in healthy volunteers	•	Initiate Phase 2 study in generalized lipodystrophy
REGN4018 (MUC16 and CD3 Antibody)	•	Initiated Phase 1 study in platinum-resistant ovarian cancer
REGN4659 (CTLA4 Antibody)	•	Initiated Phase 1 study in advanced NSCLC
Clinical Programs - Additional Information on 2018 Developments
EYLEA
In March 2018, we announced that the Phase 3 PANORAMA trial evaluating EYLEA in NPDR met its 24-week primary endpoint. PANORAMA is an ongoing, pivotal, double-masked, randomized two-year trial that enrolled 402 patients and is designed to investigate EYLEA for the improvement of moderately severe to severe NPDR without DME, compared to sham injection.
Dupixent
In May 2018, we and Sanofi announced that a pivotal Phase 3 trial evaluating Dupixent to treat moderate-to-severe atopic dermatitis in adolescents (ages 12–17) met its primary and key secondary endpoints. In the trial, treatment with Dupixent as monotherapy significantly improved measures of overall disease severity, skin clearing, itching and certain health-related quality of life measures. Patients treated with Dupixent had significant improvement in disease severity at 16 weeks. The primary endpoints were the proportion of patients achieving Investigator's Global Assessment (IGA) score of 0 (clear) or 1 (almost clear) and 75% improvement in Eczema Area and Severity Index (EASI-75, co-primary endpoint outside of the U.S.) at 16 weeks.
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
Based on the positive results from this trial, an sBLA and an MAA for cardiovascular risk reduction have been recently submitted.
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
Fasinumab
We have several ongoing Phase 3 clinical studies of fasinumab in patients with pain due to osteoarthritis of the knee or hip. In April 2018, an independent DMC monitoring the ongoing safety and efficacy of the fasinumab clinical trials recommended that the higher dose-regimens be discontinued based on the risk benefit assessment and that the program may continue with the lower dose-regimens of fasinumab. The ongoing osteoarthritis trials have been modified accordingly. Since the Phase 3 clinical study in chronic low back pain in patients with concomitant osteoarthritis was using only higher doses, we are no longer actively dosing patients in this study.

Other Research and Development Technologies and Programs
Our preclinical research programs include the areas of oncology and immuno-oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain and neurobiology, cardiovascular diseases, and infectious diseases.
In January 2018, we announced the formation of a consortium to fund the generation of genetic exome sequence data from 500,000 volunteer participants who make up the UK Biobank health resource. The current members of the consortium consist of AbbVie Inc., Alnylam Pharmaceuticals Inc., AstraZeneca PLC, Biogen Inc., Pfizer Inc., Millennium Pharmaceuticals, Inc. (a subsidiary of Takeda Pharmaceutical Company Unlimited), and Bristol-Meyers Squibb. The consortium members have each committed up to $10.0 million in funding for Regeneron to sequence the UK Biobank's samples, which will be performed at the Regeneron Genetics Center® (RGC) facility. Consortium members will have a limited period of exclusive access to the sequencing data before the data will be made available to other health researchers by UK Biobank.
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
Collaboration Agreements
Collaborations with Sanofi
Antibodies. We are collaborating with Sanofi on the global development and commercialization of various antibodies and antibody product candidates (as described above). Under the terms of the Antibody License and Collaboration Agreement (LCA), development costs for the drug candidate are shared between the companies, with Sanofi funding these costs as they are incurred by us, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. We are generally responsible for reimbursing Sanofi for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the collaboration until commercial supplies of that drug candidate are being manufactured.
Effective January 7, 2018, we and Sanofi entered into a letter agreement (Letter Agreement) amending the LCA in connection with, among other matters, the allocation of additional funds to certain proposed activities relating to dupilumab and REGN3500 (collectively, the Dupilumab/REGN3500 Eligible Investments). Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to an aggregate of 600,000 shares of our Common Stock directly or indirectly owned by Sanofi. Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement.
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
Under the terms of the IO License and Collaboration Agreement, the parties will also co-develop our antibody product candidate targeting PD-1 (cemiplimab). We have principal control over the development of cemiplimab, and the parties share equally, on an ongoing basis, development expenses for cemiplimab. Pursuant to the January 7, 2018 Letter Agreement with Sanofi, the cemiplimab development budget has been increased to a total of $1.640 billion, $990.0 million over the budget originally set forth in the IO License and Collaboration Agreement. Under the Letter Agreement, we have also agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to cemiplimab development costs for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to an aggregate of 800,000 shares (of which 678,399 currently remains available) of our Common Stock directly or indirectly owned by Sanofi.
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
Collaboration with Mitsubishi Tanabe Pharma
Fasinumab. In September 2015, we entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) providing MTPC with development and commercial rights to fasinumab in Japan, South Korea, Taiwan, Indonesia, Thailand, the Philippines, Malaysia, Singapore, Vietnam, Myanmar, and Sri Lanka (the MTPC Territories). In connection with the agreement, MTPC made a $10.0 million non-refundable up-front payment in 2015. We had earned an aggregate of $115.0 million in development milestones and additional payments from MTPC through June 30, 2018, and are entitled to receive up to an aggregate of $100.0 million in additional development milestone and other contingent payments.
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
Collaboration with Teva
Fasinumab. In September 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with MTPC (as described above). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016. We lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. We had earned an aggregate of $60.0 million of development milestones from Teva through June 30, 2018, and we are entitled to receive up to an aggregate of $400.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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

Results of Operations
Three and Six Months Ended June 30, 2018 and 2017
Net Income

Net Income	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(In millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Revenues	$1,608.0	$1,470.1	$137.9	$3,119.5	$2,789.1	$330.4
Operating expenses	(985.8)	(919.8)	(66.0)	(1,930.1)	(1,808.3)	(121.8)
Other income (expense), net	33.9	(24.5)	58.4	52.1	(22.7)	74.8
Income before income taxes	656.1	525.8	130.3	1,241.5	958.1	283.4
Income tax expense	(104.7)	(138.1)	33.4	(212.1)	(321.4)	109.3
Net income	$551.4	$387.7	$163.7	$1,029.4	$636.7	$392.7

Net income per share - diluted	$4.82	$3.34	$1.48	$8.97	$5.51	$3.46
Revenues

Revenues	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(In millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Net product sales in the United States:
EYLEA	$992.0	$919.5	$72.5	$1,976.0	$1,773.9	$202.1
ARCALYST	4.3	4.6	(0.3)	8.3	8.5	(0.2)
Sanofi and Bayer collaboration revenue:
Sanofi	237.8	222.1	15.7	427.2	432.5	(5.3)
Bayer	262.9	210.4	52.5	510.8	404.3	106.5
Other revenue	111.0	113.5	(2.5)	197.2	169.9	27.3
Total revenues	$1,608.0	$1,470.1	$137.9	$3,119.5	$2,789.1	$330.4
Net Product Sales
Net product sales of EYLEA in the United States increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, due to higher sales volume.
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions and credits/payments for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	48.5	51.7	11.2	111.4
Credits/payments	(30.7)	(42.0)	(14.7)	(87.4)
Balance as of March 31, 2018	47.7	43.8	17.8	109.3
Provisions	49.2	50.4	8.7	108.3
Credits/payments	(60.4)	(56.5)	(9.7)	(126.6)
Balance as of June 30, 2018	$36.5	$37.7	$16.8	$91.0

Balance as of December 31, 2016	$12.7	$29.5	$3.6	$45.8
Provisions	38.9	41.2	9.5	89.6
Credits/payments	(28.5)	(42.3)	(8.6)	(79.4)
Balance as of March 31, 2017	23.1	28.4	4.5	56.0
Provisions	39.4	48.8	11.1	99.3
Credits/payments	(39.4)	(48.2)	(12.7)	(100.3)
Balance as of June 30, 2017	$23.1	$29.0	$2.9	$55.0
Sanofi Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Antibody:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	—	$44.0	—	$92.1
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	$64.5	93.3	$124.9	200.4
Reimbursement of Regeneron commercialization-related expenses	103.7	87.1	189.1	160.7
Regeneron's share of losses in connection with commercialization of antibodies	(68.8)	(122.3)	(143.7)	(230.7)
Other	31.7	31.2	49.0	42.5
Total Antibody	131.1	133.3	219.3	265.0
Immuno-oncology:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	38.3	39.0	73.6	77.2
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	38.7	29.1	77.3	49.6
Reimbursement of Regeneron commercialization-related expenses	2.1	0.7	3.2	0.7
Other	27.6	20.0	53.8	40.0
Total Immuno-oncology	106.7	88.8	207.9	167.5
Total Sanofi collaboration revenue	$237.8	$222.1	$427.2	$432.5
The lower reimbursement of antibody research and development costs during the three and six months ended June 30, 2018, compared to the same periods in 2017, was primarily due to (i) the Company's Discovery and Preclinical Development Agreement with Sanofi ending on December 31, 2017 without any extension and, therefore, funding from Sanofi under the Antibody Discovery

Agreement ceased after 2017, and (ii) decreased reimbursement levels for Dupixent under our License and Collaboration Agreement subsequent to U.S. regulatory approval for atopic dermatitis.
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
During the three and six months ended June 30, 2018 and 2017, we and Sanofi shared commercial expenses related to Praluent, Kevzara, and Dupixent in accordance with the companies' License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of losses in connection with the companies commercializing Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue. During the three and six months ended June 30, 2018, Sanofi collaboration revenues in connection with commercialization of antibodies were primarily impacted, compared to the same periods in 2017, by our share of higher net sales of Dupixent (as the product was launched at the end of March 2017), partly offset by an increase in the collaborations' Dupixent commercialization expenses in support of the launch of Dupixent in atopic dermatitis and the preparation for launch in asthma. See "Overview" section above for a summary of global net product sales recorded by Sanofi in connection with our Antibody License and Collaboration Agreement. Sanofi provides us with an estimate of our share of the losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. Sanofi records product sales for commercialized products.
Sanofi's reimbursement of immuno-oncology research and development costs under our IO License and Collaboration Agreement increased in the second quarter and first half of 2018, compared to the same periods in 2017, due to an increase in late-stage clinical development activities for cemiplimab.
Other Sanofi immuno-oncology revenue primarily includes recognition of deferred revenue from $640.0 million of up-front payments received in 2015 in connection with the execution of the IO Collaboration agreements.
Bayer Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$246.3	$190.9	$478.4	$365.8
Reimbursement of Regeneron development expenses	3.7	2.3	7.1	4.8
Other	12.7	10.6	24.6	21.2
Total EYLEA	262.7	203.8	510.1	391.8
Ang2 antibody and PDGFR-beta antibody:
Reimbursement of development expenses	0.2	4.4	0.7	8.3
Other	—	2.2	—	4.2
Total Ang2 antibody and PDGFR-beta antibody	0.2	6.6	0.7	12.5
Total Bayer collaboration revenue	$262.9	$210.4	$510.8	$404.3

Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net product sales outside the United States	$665.9	$542.4	$1,289.9	$1,026.3
Regeneron's share of collaboration profit from sales outside the United States	$259.4	$204.7	$504.5	$393.2
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(13.1)	(13.8)	(26.1)	(27.4)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$246.3	$190.9	$478.4	$365.8
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
Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Teva collaboration revenue:
Reimbursement of Regeneron research and development expenses	$34.3	$31.4	$73.4	$53.5
Other	34.5	36.3	54.0	47.3
Total Teva collaboration revenue	68.8	67.7	127.4	100.8
Other revenue	42.2	45.8	69.8	69.1
Total other revenue	$111.0	$113.5	$197.2	$169.9
In September 2016, we and Teva entered into a collaboration agreement to develop and commercialize fasinumab. The change in other Teva collaboration revenue for both the three and six month periods ended June 30, 2018, compared to the same periods in 2017, was positively impacted by the recognition of a higher amount of deferred revenue from amounts paid by Teva to us, offset by the recognition in the second quarter of 2017 of a development milestone of $25.0 million from Teva.
In addition to Teva collaboration revenue, "Other revenue" in the table above includes:

•
Recognition of a portion of deferred revenue from up-front and other payments received from MTPC and, in the second quarter of 2017, recognition of a development milestone of $30.0 million from MTPC, in connection with our fasinumab collaboration.

•	Sanofi's reimbursement for manufacturing commercial supplies of ZALTRAP and a percentage of aggregate net sales of ZALTRAP under the terms of the Amended ZALTRAP Agreement.

•
Recognition of revenue related to the $165.0 million up-front payment we received in August 2010, which was deferred upon receipt and was being recognized as revenue through mid-2018, in connection with the VelocImmune license agreement with Astellas. In accordance with the terms of the license agreement, in the first quarter of 2018, Astellas provided notice to us that the agreement will terminate effective June 2018.

•
Royalties in connection with a June 2009 agreement with Novartis, under which we receive royalties on worldwide sales of Novartis' Ilaris® (canakinumab). The royalty rates in the agreement start at 4% and reach 15% when annual sales exceed $1.5 billion, and we are entitled to royalties until Novartis ceases sale of products subject to royalty.

The $111.0 million and $197.2 million in total other revenue for the three and six months ended June 30, 2018, respectively, also includes the impact of adopting Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as of January 1, 2018. Prior period amounts have not been adjusted in connection with the adoption of this standard. See Note 1 to our Condensed Consolidated Financial Statements.
Expenses

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(In millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Research and development	$529.3	$510.0	$19.3	$1,027.9	$1,017.4	$10.5
Selling, general, and administrative	364.8	306.9	57.9	695.6	603.8	91.8
Cost of goods sold	36.0	42.1	(6.1)	105.2	103.4	1.8
Cost of collaboration and contract manufacturing	55.7	60.8	(5.1)	101.4	83.7	17.7
Total operating expenses	$985.8	$919.8	$66.0	$1,930.1	$1,808.3	$121.8

Average headcount	6,739	5,578	1,161	6,570	5,541	1,029
Our average headcount in 2018 increased compared to 2017 principally in connection with expanding our manufacturing activities and increased research and development activities.
Operating expenses included a total of $106.8 million in the second quarter and $189.2 million in the first half of 2018, respectively, and $121.3 million in the second quarter and $255.0 million in the first half of 2017, respectively, of non-cash compensation expense related to employee stock options and restricted stock. The decrease in total non-cash compensation expense in the first half of 2018 was primarily attributable to a revision in our estimate of the number of stock options that are expected to be forfeited.
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

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(In millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Direct research and development expenses:
Dupixent (dupilumab)	$35.8	$50.3	$(14.5)	$70.4	$100.0	$(29.6)
Cemiplimab	35.9	29.6	6.3	76.9	44.6	32.3
Fasinumab	51.9	37.0	14.9	114.1	72.9	41.2
Praluent (alirocumab)	13.3	18.6	(5.3)	31.2	39.9	(8.7)
Other product candidates in clinical development and other research programs	61.1	63.9	(2.8)	113.0	132.8	(19.8)
Total direct research and development expenses	198.0	199.4	(1.4)	405.6	390.2	15.4
Indirect research and development expenses:
Payroll and benefits	150.6	147.6	3.0	280.7	293.2	(12.5)
Clinical manufacturing costs	94.8	95.8	(1.0)	173.2	203.2	(30.0)
Research, licensing, and other development costs	22.3	16.4	5.9	45.9	30.0	15.9
Occupancy and other operating costs	63.6	50.8	12.8	122.5	100.8	21.7
Total indirect research and development expenses	331.3	310.6	20.7	622.3	627.2	(4.9)
Total research and development expenses	$529.3	$510.0	$19.3	$1,027.9	$1,017.4	$10.5
Direct research and development expenses increased for cemiplimab and fasinumab in the second quarter and first half of 2018, compared to the same periods in 2017, primarily due to continued late-stage clinical development activities and the initiation of additional clinical studies in lung cancer and osteoarthritis, respectively. These increases were partly offset by a decrease in direct research and development expenses for Dupixent due to the wind-down and/or completion of various atopic dermatitis clinical studies. Clinical manufacturing costs decreased in the first half of 2018, compared to the same period in 2017, primarily due to a higher proportion of commercial manufacturing at our facilities. Research and development expenses included non-cash compensation expense of $59.6 million and $100.4 million in the second quarter and first half of 2018, respectively, and $69.5 million and $143.1 million in the second quarter and first half of 2017, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in the second quarter and first half of 2018, compared to the same periods in 2017, primarily due to higher headcount and headcount-related costs and an increase in commercialization-related expenses for EYLEA and Dupixent, and, to a lesser extent, for cemiplimab. Selling, general, and administrative expenses also included non-cash compensation expense of $40.5 million and $75.5 million in the second quarter and first half of 2018, respectively, and $44.7 million and $98.5 million in the second quarter and first half of 2017, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing primarily includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer. The change in cost of collaboration and contract manufacturing for the three and six months ended June 30, 2018, compared to the same periods in 2017, was impacted primarily due to the recognition of manufacturing costs associated with higher sales volumes of Sanofi collaboration antibodies and EYLEA outside the United States, offset by lower inventory write-offs and reserves related to Sanofi collaboration antibodies that no longer met quality specifications.
Other Income and Expense
Other income (expense), net, in the second quarter and first half of 2018 increased primarily due to (i) the recognition of unrealized gains on equity securities and (ii) increased interest income earned on available-for-sale debt securities due to higher average investment balances. In the first quarter of 2018, we adopted Accounting Standards Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018, which requires us to measure equity investments at fair value with changes in fair value recognized in net income; previously, such changes in fair value were recognized in Other comprehensive income (loss).
Other expenses in the second quarter of 2017 included a $30.1 million loss on debt extinguishment related to the 2017 Tarrytown lease transaction.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Income tax expense	$104.7	$138.1	$212.1	$321.5
Effective tax rate	16.0%	26.3%	17.1%	33.6%
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
Our effective tax rate for the three and six months ended June 30, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the tax benefit associated with stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, the foreign-derived intangible income deduction, and the federal tax credit for research activities. Our effective tax rate for the three and six months ended June 30, 2017 was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for increased research activities, partly offset by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,	December 31,	Increase
(In millions)	2018	2017	(Decrease)
Financial assets:
Cash and cash equivalents	$917.9	$812.7	$105.2
Marketable securities - current	765.6	596.8	168.8
Marketable securities - noncurrent	2,044.7	1,486.5	558.2
	$3,728.2	$2,896.0	$832.2

Working capital:
Current assets	$4,814.9	$4,335.0	$479.9
Current liabilities	1,331.2	1,135.5	195.7
	$3,483.7	$3,199.5	$284.2
Additionally, as of June 30, 2018, we had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
Sources and Uses of Cash for the Six Months Ended June 30, 2018 and 2017

	June 30,	June 30,	Increase
(In millions)	2018	2017	(Decrease)
Cash flows provided by operating activities	$1,013.3	$325.3	$688.0
Cash flows used in investing activities	$(910.4)	$(310.6)	$(599.8)
Cash flows provided by financing activities	$2.2	$194.3	$(192.1)
Cash Flows from Operating Activities
Our total operating cash flows for the first half of 2018, compared to the same period of 2017, were positively impacted by an increase in our net income by $392.7 million. Our net income of $1,029.4 million in the first half of 2018 included non-cash compensation expense of $189.2 million, non-cash revenue of $37.6 million in connection with Sanofi satisfying its cemiplimab development funding obligation in shares of Regeneron stock (see "Sanofi Funding of Certain Development Costs" below), and non-cash income of $25.9 million related to unrealized gains on equity securities. Prepaid expenses and other assets decreased by $59.4 million as of June 30, 2018, compared to December 31, 2017, partially due to the $35.0 million development milestone receivable from Teva as of December 31, 2017 in connection with the companies' fasinumab collaboration.
Our net income of $636.7 million in the first half of 2017 included non-cash compensation expense of $255.0 million. Deferred tax assets as of June 30, 2017 increased by $57.7 million, compared to December 31, 2016, primarily due to non-cash compensation expense. Prepaid expenses and other assets increased by $77.2 million as of June 30, 2017 partially due to the development milestones of $25.0 million and $30.0 million earned from, and billed to, Teva and MTPC, respectively, in connection with the companies' fasinumab collaborations. Accounts payable, accrued expenses, and other liabilities decreased by $147.2 million as of June 30, 2017, compared to December 31, 2016, primarily due to the payment of income taxes partly offset by higher accruals for sales-related charges (including the Branded Prescription Drug Fee).
Cash Flows from Investing Activities
Capital expenditures were $191.4 million and $105.3 million in the first half of 2018 and 2017, respectively. Capital expenditures increased primarily due to higher capital expenditures in connection with renovations and additions at our Limerick, Ireland and Rensselaer, New York manufacturing facilities, and laboratory expansion and renovations at our Tarrytown, New York facilities. We expect to incur capital expenditures of approximately $220 million to $260 million during the second half of 2018 primarily in connection with expanding a portion of our manufacturing facilities at our Rensselaer, New York facility, continued renovations and expansion of our Limerick, Ireland facility, and laboratory expansion and renovations at our Tarrytown, New York facilities.

Cash Flows from Financing Activities
In the first half of 2017, proceeds in connection with capital and facility lease obligations relate to our receipt of $57.0 million in connection with the March 2017 lease transaction as described below under "Tarrytown, New York Leases".
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of June 30, 2018.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of June 30, 2018.
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
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in our Credit Facility. We were in compliance with all covenants of the Participation Agreement and the Lease as of June 30, 2018.
Sanofi Funding of Certain Development Costs
As described above in "Collaborations - Collaborations with Sanofi," effective January 7, 2018, we and Sanofi entered into a Letter Agreement in connection with, among other matters, increasing the development budget amount for cemiplimab and allocating additional funds to certain proposed activities relating to dupilumab and REGN3500. Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to cemiplimab development and/or Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 1,278,399 shares remain available to be sold as of June 30, 2018) of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the cemiplimab development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions.

During the second quarter of 2018, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 121,601 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to cemiplimab development costs incurred during the first quarter of 2018. Consequently, we recorded $37.6 million related to the shares received as Treasury Stock.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (filed February 8, 2018). Except as described in Note 1 and Note 3 to our Condensed Consolidated Financial Statements included in this report related to the adoption of ASC 606, Revenue from Contracts with Customers, there were no material changes to our critical accounting policies and use of estimates during the six months ended June 30, 2018.
Future Impact of Recently Issued Accounting Standards
See Note 12 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (filed February 8, 2018). There have been no material changes to our market risks or to our management of such risks as of June 30, 2018.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the six months ended June 30, 2018 and 2017, EYLEA net sales in the United States represented 63% and 64% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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

•
the outcome of the pending patent infringement proceedings relating to EYLEA, Dupixent, and Praluent (described further in Note 11 to our Condensed Consolidated Financial Statements included in this report), and other risks relating to our marketed products associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below;

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
Our future revenues and profitability will be adversely affected in a material manner if such third-party payers do not adequately defray or reimburse the cost of our marketed products to patients. If these entities do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payers more expensive for patients. Third-party payers may also require prior authorization for reimbursement, or require failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. As our currently marketed products and product candidates are biologics, bringing them to market may cost more than bringing traditional, small-molecule drugs to market due to the complexity associated with the research, development, production, supply and regulatory review of such products. Given cost sensitivities in many health care systems, our currently marketed products and product candidates are likely to be subject to continued pricing pressures, which may have an adverse impact on our business, prospects, operating results, and financial condition.
In addition, in order for private insurance and governmental payers (such as Medicare and Medicaid in the United States) to reimburse the cost of our marketed products, we must, among other things, maintain our FDA registration and our National Drug Code, maintain formulary approval by pharmacy benefits managers, and maintain recognition by insurance companies and the Centers for Medicare & Medicaid Services (CMS). There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage, as discussed further below) of our current and future marketed products, which may have a material adverse effect on our business.
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

Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration's budget proposal for fiscal year 2019 contains drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA), to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and may implement others impacting our business under its existing authority. CMS has also recently sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. Congress and the U.S. presidential administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact. Since our marketed products are too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers in the United States and other countries, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize our products will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed.
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
Other competitive or potentially competitive products include Allergan plc's Ozurdex® (dexamethasone intravitreal implant) (approved by the FDA for the treatment of macular edema following RVO and for the treatment of DME) and Alimera Sciences, Inc.'s Iluvien® (fluocinolone acetonide intravitreal implant) (approved by the FDA for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, Genentech/Roche is developing a Lucentis port delivery system implant (currently in a Phase 2 study in patients with wet AMD). Novartis is developing RTH258 (brolucizumab), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and announced in June 2017 that two Phase 3 studies of RTH258 met their primary endpoint of non-inferiority to EYLEA. Allergan is developing abicipar pegol for wet AMD and related conditions (currently studied in Phase 3 trials against Lucentis as a comparator drug). As recently reported, Chengdu Kanghong Pharmaceutical Industry Group Co., Ltd. is conducting a non-inferiority Phase 3 trial in the United States comparing conbercept, an anti-VEGF fusion protein, against EYLEA in wet AMD. Conbercept is approved in the wet AMD and myopic choroidal neovascularization indications in China. Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bi-specific antibody (RG7716) targeting both VEGF and Ang2 for wet AMD and DME (currently in Phase 2 trials for both indications). Products that are being developed for use in combination with EYLEA and/or Lucentis may also pose a competitive threat. Opthea Limited is developing OPT-302, a VEGFR-3 large molecule trap in combination with Lucentis in a Phase 2 trial for wet AMD. Santen Pharmaceuticals Co. Ltd. (in partnership with TRACON Pharmaceuticals, Inc.) is developing DE-122, an anti-endoglin antibody in combination with Lucentis in a Phase 2 trial for wet AMD. Small-molecule tyrosine kinase inhibitors that have activity against VEGF may also compete against EYLEA, if approved for wet AMD and/or related conditions. Graybug Vision, Inc. is developing GB-102, an intravitreally administered depot formulation of the small molecule tyrosine kinase inhibitor, sunitinib, in a Phase 1/2 trial for wet AMD. PanOptica, Inc. is developing PAN-90806, a topically administered tyrosine kinase inhibitor currently in a Phase 1/2 trial for wet AMD. Competitors are also developing other eye-drop formulations, devices, oral therapies, and gene/cell therapies for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
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
Dupixent. A number of companies are developing antibodies that, if approved, may compete with Dupixent in its current or potential future indications, including Roche (in collaboration with Dermira, Inc.) (an antibody against IL-13); LEO Pharma A/S (in collaboration with AstraZeneca PLC) (IL-13 antibody tralokinumab being developed in the atopic dermatitis indication); AstraZeneca (antibodies against IL-33 and IL-5R); Galderma S.A. (an antibody against IL-31R); AnaptysBio, Inc. (an antibody against IL-33); and Amgen (in collaboration with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). GlaxoSmithKline plc's Nucala® (mepolizumab) and Teva Pharmaceutical Industries Ltd.'s Cinqair® (reslizumab), both of which are antibodies against IL-5, may also compete with Dupixent in its current or potential future indications. Inhaled products may also compete with Dupixent in potential future indications, including Pieris Pharmaceuticals, Inc.'s PRS-060 (an anticalin being developed in partnership with AstraZeneca against IL-4R) and Novartis' CJM112 (an antibody fragment against thymic stromal lymphopoietin). We are also aware of companies developing or marketing small molecules that may compete with Dupixent in its current or potential future indications. These include Pfizer Inc.'s Eucrisa® (crisaborole), a topical ointment that competes with Dupixent in the atopic dermatitis indication; and JAK inhibitors, such as AbbVie Inc.'s upadacitinib, Pfizer's PF-04965842, and Eli Lilly and Company's Olumiant® (baricitinib).

Praluent. Amgen's Repatha® (evolocumab) has already received regulatory approvals in jurisdictions including the U.S., the EU, and Japan, and has captured a significant market share in certain jurisdictions. Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Repatha has also received regulatory approval for cardiovascular risk reduction. Other companies with development programs for injectables against PCSK9 include Alnylam Pharmaceuticals, Inc. (in collaboration with The Medicines Company), which has a clinical program underway with inclisiran, an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. These include bempedoic acid, which is being developed by Esperion Therapeutics, Inc., and gemcabene, which is being developed by Gemphire Therapeutics Inc.
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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the six months ended June 30, 2018, product sales to two customers accounted on a combined basis for 92% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
We cannot sell or market products without regulatory approval. If we do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications of our marketed products (or are materially delayed in doing so), the value of our Company and our business, prospects, operating results, and financial condition will be materially harmed.
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
Many of our clinical trials are conducted under the oversight of independent Data Monitoring Committees (DMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible DMCs based on their review of such interim trial results. For example, in April 2018, the DMC monitoring the ongoing safety and efficacy of our Phase 3 clinical trials of fasinumab recommended that the higher dose-regimens be discontinued based on the risk-benefit assessment and that the program may continue with lower dose-regimens of fasinumab. As a result, the ongoing osteoarthritis trials have been modified accordingly and we are no longer actively dosing patients in the clinical study of fasinumab in chronic low back pain in patients with concomitant osteoarthritis of the knee and hip since this study was using only higher doses. The recommended termination or material modification of any of our ongoing late-stage clinical trials by a DMC could negatively impact the future development of our product candidate(s), and our business, prospects, operating results, and financial condition may be materially harmed.
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
Dupixent is being studied in additional indications, including atopic dermatitis in adolescent and pediatric patients, asthma, nasal polyps, and eosinophilic esophagitis. There is no guarantee that marketing approval of Dupixent in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, and cold sores. These and other complications or side effects could harm further development and/or commercialization of Dupixent.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or our collaborator Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent and patent infringement proceedings relating to Dupixent, as described in Note 11 to our Condensed Consolidated Financial Statements. In addition, we are currently party to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287, our European Patent No. 2,264,163, and our U.S. Patent No. 8,502,018, all of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Note 11 to our Condensed Consolidated Financial Statements.
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
Under the PPACA, there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-approved biological product. The PPACA provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened if, for example, the PPACA is amended.
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
We and our third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our late-stage product candidates or new indications for our marketed products. For example, on October 28, 2016, the FDA issued a Complete Response Letter relating to the BLA for Kevzara, which referred to certain deficiencies identified during a routine cGMP inspection of the Sanofi fill-and-finish facility in Le Trait, France. While the BLA for Kevzara has since been approved by the FDA, this delayed the FDA approval of Kevzara. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.
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
The current U.S. administration and Congress could carry out significant changes in legislation, regulation, and government policy (including with respect to the possible repeal of all or portions of the PPACA, possible government reimbursement changes and drug price control measures, and possible changes in the existing treaty and trade relationships with other countries), as evidenced by statements and recent actions of the current president and certain members of Congress (including those discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payers, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition"). While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.
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
On December 22, 2017, President Trump signed into law H.R.1., "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018" (also known as the "Tax Cuts and Jobs Act") (the Act). Most of the provisions of the Act went into effect on January 1, 2018. The Act includes a number of provisions that are expected to impact our operating results, cash flows, and financial condition, including reducing the U.S. federal corporate tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income), allowing for a foreign-derived intangible income deduction and immediate expensing of qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation.
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
Our clinical trial programs and research collaborations outside the U.S. (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource) may implicate international data protection laws, including the General Data Protection Regulation (GDPR) that recently replaced the EU Data Protection Directive and is being enforced in the European Union. The GDPR has created a range of new compliance obligations, including increased transparency requirements and new data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). In addition to the GDPR, certain EU Member States will be issuing their own implementation legislation. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the new risk of substantial financial penalties for data breach or improper processing of personal data under the GDPR. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business and could create liability for us.
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
As of June 30, 2018, we had $917.9 million in cash and cash equivalents and $2,810.3 million in marketable securities (including $85.6 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2018, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 43.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2018. As of June 30, 2018, Sanofi beneficially owned 23,758,936 shares of our Common Stock, representing approximately 22.4% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time are subject to a "lock-up" and may not be sold until December 20, 2020 (other than with respect to an aggregate of up to 1,278,399 shares, as to which we have agreed to waive the lock-up during the term of the letter agreement with Sanofi described below under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management" and which currently remain available to be sold in accordance with the letter agreement). These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our Company. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market (including, in the case of Sanofi, as a result of the lock-up waiver referred to above), or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2018, holders of Class A Stock held 15.3% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2018:

•
our current executive officers and directors beneficially owned 9.7% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2018, and 20.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2018; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 43.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2018. In addition, these five shareholders plus our Chief Executive Officer held approximately 49.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2018.

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
Effective January 7, 2018, we and Sanofi and certain of Sanofi's direct and indirect subsidiaries entered into a letter agreement in connection with (a) the increase of the development budget amount for cemiplimab set forth in the IO License and Collaboration Agreement and (b) the allocation of additional funds to certain proposed activities relating to the Dupilumab/REGN3500 Eligible Investments. Pursuant to the letter agreement, we have agreed, among other things, to grant a limited waiver of Sanofi's obligation to maintain the Highest Percentage Threshold during the term of the letter agreement in order to allow Sanofi to satisfy in whole or in part (a) its funding obligations with respect to the cemiplimab development costs under the IO License and Collaboration Agreement for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to 800,000 shares of our Common Stock directly or indirectly owned by Sanofi (of which 678,399 currently remains available) and (b) its funding obligations with respect to the costs incurred by or on behalf of the parties to the Antibody License and Collaboration Agreement with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to 600,000 shares of our Common Stock directly or indirectly owned by Sanofi. If Sanofi desires to sell shares of our Common Stock during the term of the letter agreement to satisfy a portion or all of its funding obligations for the cemiplimab development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. In addition, we and Sanofi have agreed that, upon termination of the letter agreement, the amended and restated investor agreement will be amended to define "Highest Percentage Threshold" as the lower of (i) 25% of our outstanding shares of Class A Stock and Common Stock (taken together) and (ii) the higher of (a) Sanofi's percentage ownership of Class A Stock and Common Stock (taken together) on such termination date and (b) the highest percentage ownership of our outstanding shares of Class A Stock and Common Stock (taken together) Sanofi attains following such termination date.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table reflects shares of Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under one of our long-term incentive plans in the second quarter of 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

6/1/2018–6/30/2018	30	$310.63	—	—
The following table reflects shares of Common Stock we elected to purchase from Sanofi during the second quarter of 2018 pursuant to the terms of the Letter Agreement and in satisfaction Sanofi's funding obligation related to cemiplimab development costs incurred under the IO License and Collaboration Agreement. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Collaboration Agreements - Collaborations with Sanofi" for further information.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

6/1/2018–6/30/2018	121,601	$309.31	—	—
ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
______

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 2, 2018	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)