Form 10-Q
period 2018-09-30
REGENERON PHARMACEUTICALS INC
filed 2018-11-06
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 19, 2018:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,354
Common Stock, $.001 par value	106,323,210

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,087,843	$812,733
Marketable securities	1,104,309	596,847
Accounts receivable - trade, net	1,665,737	1,538,642
Accounts receivable from Sanofi	269,271	193,684
Accounts receivable from Bayer	267,937	242,014
Inventories	1,039,679	726,138
Prepaid expenses and other current assets	284,807	224,972
Total current assets	5,719,583	4,335,030

Marketable securities	1,873,569	1,486,494
Property, plant, and equipment, net	2,524,446	2,358,605
Deferred tax assets	562,818	506,291
Other noncurrent assets	125,197	77,866
Total assets	$10,805,613	$8,764,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172,361	$178,183
Accrued expenses and other current liabilities	781,924	637,162
Deferred revenue from Sanofi	246,812	177,746
Deferred revenue - other	216,133	142,392
Total current liabilities	1,417,230	1,135,483

Capital and facility lease obligations	707,203	703,453
Deferred revenue from Sanofi	421,196	379,936
Deferred revenue - other	197,651	249,263
Other noncurrent liabilities	194,033	152,073
Total liabilities	2,937,313	2,620,208

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,354 in 2018 and 2017	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 110,288,595 in 2018 and 109,477,222 in 2017	110	110
Additional paid-in capital	3,841,174	3,512,833
Retained earnings	4,433,904	2,946,733
Accumulated other comprehensive (loss) income	(10,519)	640
Treasury Stock, at cost; 3,990,021 shares in 2018 and 3,763,868 shares in 2017	(396,371)	(316,240)
Total stockholders' equity	7,868,300	6,144,078
Total liabilities and stockholders' equity	$10,805,613	$8,764,286

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statements of Operations
Revenues:
Net product sales	$1,025,488	$957,367	$3,009,779	$2,739,745
Sanofi collaboration revenue	256,265	245,175	683,508	677,670
Bayer collaboration revenue	264,373	236,625	775,164	640,919
Other revenue	117,370	61,506	314,552	231,446
	1,663,496	1,500,673	4,783,003	4,289,780

Expenses:
Research and development	556,972	529,749	1,584,847	1,547,159
Selling, general, and administrative	369,232	306,766	1,064,886	910,520
Cost of goods sold	30,817	46,388	136,010	149,774
Cost of collaboration and contract manufacturing	79,552	57,844	180,918	141,547
	1,036,573	940,747	2,966,661	2,749,000

Income from operations	626,923	559,926	1,816,342	1,540,780

Other income (expense):
Other income (expense), net	16,432	11,861	81,842	2,048
Interest expense	(7,494)	(6,182)	(20,851)	(19,084)
	8,938	5,679	60,991	(17,036)

Income before income taxes	635,861	565,605	1,877,333	1,523,744

Income tax expense	(41,206)	(177,288)	(253,286)	(498,752)

Net income	$594,655	$388,317	$1,624,047	$1,024,992

Net income per share - basic	$5.50	$3.64	$15.06	$9.66
Net income per share - diluted	$5.17	$3.32	$14.14	$8.84

Weighted average shares outstanding - basic	108,033	106,706	107,828	106,108
Weighted average shares outstanding - diluted	115,088	117,028	114,843	115,994

Statements of Comprehensive Income
Net income	$594,655	$388,317	$1,624,047	$1,024,992
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	752	21,485	(6,954)	36,645
Unrealized gain on cash flow hedges	341	2	2,388	30
Comprehensive income	$595,748	$409,804	$1,619,481	$1,061,667

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,624,047	$1,024,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,441	110,960
Non-cash compensation expense	300,652	380,144
Other non-cash items, net	(82,694)	44,016
Deferred taxes	(33,521)	(108,242)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(228,605)	(359,829)
Increase in inventories	(281,624)	(235,645)
Increase in prepaid expenses and other assets	(87,817)	(28,209)
Decrease in deferred revenue	(29,462)	(59,116)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	179,852	(28,908)
Total adjustments	(157,778)	(284,829)
Net cash provided by operating activities	1,466,269	740,163

Cash flows from investing activities:
Purchases of marketable and other securities	(1,533,558)	(883,748)
Sales or maturities of marketable securities	644,103	379,275
Capital expenditures	(297,638)	(164,963)
Other	(10,000)	—
Net cash used in investing activities	(1,197,093)	(669,436)

Cash flows from financing activities:
Proceeds in connection with capital and facility lease obligations	—	57,000
Payments in connection with capital and facility lease obligations	—	(19,925)
Proceeds from issuance of Common Stock	87,408	226,892
Payments in connection with Common Stock tendered for employee tax obligations	(77,096)	(77,832)
Repurchases of Common Stock	(4,378)	—
Net cash provided by financing activities	5,934	186,135

Net increase in cash, cash equivalents, and restricted cash	275,110	256,862

Cash, cash equivalents, and restricted cash at beginning of period	825,233	547,703

Cash, cash equivalents, and restricted cash at end of period	$1,100,343	$804,565

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
The following tables summarize the impacts of adopting ASC 606 on the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 compared with the guidance that was in effect before the change.

	September 30, 2018
Balance Sheet Data	As Reported	Adjustments	Balance Without Adoption of ASC 606
Inventories	$1,039,679	$17,518	$1,057,197
Deferred tax assets	$562,818	$(15,027)	$547,791
Total assets	$10,805,613	$2,491	$10,808,104
Accrued expenses and other current liabilities	$781,924	$(1,175)	$780,749
Deferred revenue from Sanofi (current)	$246,812	$(60,406)	$186,406
Deferred revenue - other (current)	$216,133	$(78,611)	$137,522
Total current liabilities	$1,417,230	$(140,192)	$1,277,038
Deferred revenue from Sanofi (noncurrent)	$421,196	$(28,078)	$393,118
Deferred revenue - other (noncurrent)	$197,651	$32,952	$230,603
Total liabilities	$2,937,313	$(135,318)	$2,801,995
Retained earnings	$4,433,904	$137,809	$4,571,713
Total stockholders' equity	$7,868,300	$137,809	$8,006,109
Total liabilities and stockholders' equity	$10,805,613	$2,491	$10,808,104

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Consolidated Statement of Operations Data	As Reported	Adjustments	Balance Without Adoption of ASC 606	As Reported	Adjustments	Balance Without Adoption of ASC 606
Sanofi collaboration revenue	$256,265	$12,172	$268,437	$683,508	$(5,159)	$678,349
Other revenue	$117,370	$24,574	$141,944	$314,552	$(22,615)	$291,937
Total revenues	$1,663,496	$36,746	$1,700,242	$4,783,003	$(27,774)	$4,755,229
Cost of collaboration and contract manufacturing	$79,552	$(17,518)	$62,034	$180,918	$(17,518)	$163,400
Income from operations	$626,923	$54,264	$681,187	$1,816,342	$(10,256)	$1,806,086
Income before income taxes	$635,861	$54,264	$690,125	$1,877,333	$(10,256)	$1,867,077
Income tax expense	$(41,206)	$(2,663)	$(43,869)	$(253,286)	$4,630	$(248,656)
Net income	$594,655	$51,601	$646,256	$1,624,047	$(5,626)	$1,618,421
The Company also adopted Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018. The amendments require companies to measure equity investments at fair value with changes in fair value recognized in net income. We have elected to measure certain equity investments we hold that do not have readily determinable fair values at cost minus impairment, if any, and adjust for observable price changes in orderly transactions for identical or similar investments of the same issuer. Upon adoption, the Company recognized a cumulative-effect adjustment, related to unrealized gains on equity securities, to reduce Accumulated other comprehensive income and increase Retained earnings on January 1, 2018 by $6.6 million. See Note 5 and Note 6.
2. Product Sales
Net product sales consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Product Sales in the United States	2018	2017	2018	2017
EYLEA®	$1,021,782	$953,279	$2,997,829	$2,727,132
ARCALYST®	3,706	4,088	11,950	12,613
	$1,025,488	$957,367	$3,009,779	$2,739,745
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the three and nine months ended September 30, 2018 and 2017. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Besse Medical, a subsidiary of AmerisourceBergen Corporation	57%	51%	56%	51%
McKesson Corporation	36%	29%	37%	29%
Curascript SD Specialty Distribution, a subsidiary of Express Scripts	**	19%	**	19%
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
The amount of revenue we recognize varies due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration that we will be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payer mix, and other relevant factors.
The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the nine months ended September 30, 2018 and 2017.

	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2017	$29,840	$34,142	$21,320	$85,302
Provisions	159,060	155,523	29,730	344,313
Credits/payments	(145,813)	(150,956)	(35,756)	(332,525)
Balance as of September 30, 2018	$43,087	$38,709	$15,294	$97,090

Balance as of December 31, 2016	$12,712	$29,465	$3,674	$45,851
Provisions	121,599	140,860	33,518	295,977
Credits/payments	(108,811)	(136,272)	(21,444)	(266,527)
Balance as of September 30, 2017	$25,500	$34,053	$15,748	$75,301
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Under the Company's collaboration agreements, product sales and cost of sales for products which are currently approved are recorded by the Company's collaborators as they are deemed to be the principal in the transaction. The Company shares in any profits or losses arising from the commercialization of such products, and records its share of the variable consideration, representing net product sales less cost of goods sold and shared commercialization and other expenses, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborator.
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
a. Sanofi
The collaboration revenue we earned from Sanofi is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Sanofi Collaboration Revenue	2018	2017	2018	2017
Antibody:
Reimbursement of Regeneron research and development expenses	$76,150	$128,539	$201,026	$421,056
Reimbursement of Regeneron commercialization-related expenses	103,666	90,339	292,756	251,002
Regeneron's share of losses in connection with commercialization of antibodies	(38,924)	(98,315)	(182,595)	(328,998)
Other	33,166	41,848	82,150	84,338
Total Antibody	174,058	162,411	393,337	427,398
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	74,797	61,649	225,675	188,408
Reimbursement of Regeneron commercialization-related expenses	3,236	1,115	6,507	1,864
Other	4,174	20,000	57,989	60,000
Total Immuno-oncology	82,207	82,764	290,171	250,272
	$256,265	$245,175	$683,508	$677,670

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Antibodies
In November 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration was governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). Pursuant to the Antibody Discovery Agreement, Sanofi agreed to fund up to $130.0 million of the Company's research activities in 2017. The Company's Antibody Discovery Agreement with Sanofi ended on December 31, 2017 without any extension and, therefore, funding from Sanofi under the Antibody Discovery Agreement ceased after 2017. Under the License and Collaboration Agreement, following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. Consequently, during the three months ended September 30, 2018 and 2017, the Company recognized as research and development expense $13.4 million and $22.6 million, respectively, and during the nine months ended September 30, 2018 and 2017, the Company recognized as research and development expense $37.2 million and $68.2 million, respectively, its share of antibody development expenses that Sanofi incurred related to Praluent® (alirocumab), Kevzara® (sarilumab), and Dupixent® (dupilumab). All other agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi.
Effective January 7, 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and REGN3500 (collectively, the "Dupilumab/REGN3500 Eligible Investments"). Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement. During the third quarter of 2018, Sanofi elected to sell, and we elected to purchase (in cash), 10,766 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $4.4 million, as Treasury Stock during the third quarter of 2018.
In March 2017, the U.S. Food and Drug Administration ("FDA") approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis, and in September 2017, the European Commission granted marketing authorization for Dupixent for use in adults with moderate-to-severe atopic dermatitis who are candidates for systemic therapy. In October 2018, the FDA also approved Dupixent as an add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma. In May 2017, the FDA approved Kevzara for the treatment of adult patients with moderately to severely active rheumatoid arthritis, and in June 2017, the European Commission granted marketing authorization for Kevzara for the treatment of rheumatoid arthritis in adult patients.
Sanofi leads commercialization activities for products developed under the Antibody Collaboration, subject to the Company's right to co-promote such products. In addition to profit and loss sharing, the Company is entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling twelve-month basis. The amount of variable consideration related to such share of profits and losses and sales milestones is deemed to be constrained as of September 30, 2018, and therefore has not been included in the transaction price.
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
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's Antibody Collaboration with Sanofi:

	September 30,	December 31,
	2018	2017
Accounts receivable	$187,704	$121,001
Deferred revenue	$199,523	$117,682

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Significant changes in deferred revenue balances are as follows:

Nine Months Ended September 30, 2018
Increase due to shipments of commercial supplies to Sanofi	$178,608
Revenue recognized that was included in deferred revenue at the beginning of the period	$(96,767)
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
In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable up-front payment to the Company. Under the terms of the IO License and Collaboration Agreement, the parties are co-developing Libtayo® (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, development expenses for Libtayo up to a total of $1.640 billion, an increase of $990.0 million over the budget set forth in the original IO License and Collaboration Agreement. Pursuant to the Letter Agreement, the Libtayo development budget has been increased and the Company has agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. During the second and third quarters of 2018, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 121,601 and 93,786 shares, respectively, of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded the cost of the shares received, or $37.6 million and $38.1 million as Treasury Stock during the second and third quarters of 2018, respectively.
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. On September 28, 2018, the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced CSCC, and Sanofi has exercised its option to co-promote Libtayo in the United States. The Company will be entitled to a milestone payment of $375.0 million in the event that global sales of certain licensed products targeting PD-1 (including Libtayo), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with any of such licensed products targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period. The amount of variable consideration related to such milestone is deemed to be constrained as of September 30, 2018, and therefore has not been included in the transaction price.
In August 2018, we and Sanofi entered into a license agreement with Bristol-Myers Squibb Company, E. R. Squibb & Sons, L.L.C., and Ono Pharmaceutical Co., Ltd. to obtain a license under certain patents owned and/or exclusively licensed by one or more of those parties that includes the right to develop and sell Libtayo. Under the agreement, we and Sanofi became obligated to make an up-front payment of $20.0 million and pay royalties of 8.0% on worldwide sales of Libtayo through December 31, 2023, and royalties of 2.5% from January 1, 2024 through December 31, 2026. The up-front payment and royalties are shared equally by us and Sanofi.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

At the inception of the IO Collaboration, the Company's significant promised goods and services consisted of a license to certain rights and intellectual property and providing research and development services, including the manufacturing of clinical supplies. The Company concluded that the license was not distinct, primarily as a result of (i) Sanofi being unable to benefit from the license on its own or together with other resources that are readily available as the license provides access to Regeneron's complex and specialized know-how and (ii) the research and development services, including manufacturing in support of such services, were expected to significantly modify the initial license. Therefore, the promised goods and services were considered a single performance obligation. Consequently, the $640.0 million in aggregate up-front payments made by Sanofi during 2015 in connection with the execution of the IO Collaboration has been recorded as deferred revenue and has been included in the transaction price at the inception of the contract. "Other" Sanofi immuno-oncology revenue in the Sanofi Collaboration Revenue table above primarily includes recognition of deferred revenue from the $640.0 million of up-front payments.
As it relates to the IO Collaboration, "Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of costs by Sanofi in connection with the commercialization of Libtayo outside of the United States.
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's IO Collaboration with Sanofi:

	September 30,	December 31,
	2018	2017
Accounts receivable	$75,627	$59,274
Deferred revenue	$468,484	$440,000
Significant changes in deferred revenue balances are as follows:

Nine Months Ended September 30, 2018
Increase as a result of cumulative-effect adjustment arising from the adoption of ASC 606	$93,643
Revenue recognized that was included in deferred revenue at the beginning of the period	$(65,159)
The aggregate amount of the transaction price under the IO Collaboration allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of September 30, 2018 was $1,562.9 million. This amount is expected to be recognized as revenue over the remaining period the Company is obligated to satisfy its performance obligation in connection with performing development activities.
b. Bayer
EYLEA outside the United States
Revenue earned in connection with our Bayer EYLEA collaboration is as follows (note that the table excludes amounts in connection with our Bayer Ang2 antibody and PDGFR-beta antibody collaboration agreements, which are described below):

	Three Months Ended September 30,		Nine Months Ended September 30,
Bayer EYLEA Collaboration Revenue	2018	2017	2018	2017
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$243,152	$205,367	$721,522	$571,126
Reimbursement of Regeneron EYLEA development expenses	1,676	6,053	8,811	10,833
Other	20,764	15,714	45,321	36,910
	$265,592	$227,134	$775,654	$618,869

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
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's EYLEA collaboration with Bayer:

	September 30,	December 31,
	2018	2017
Accounts receivable	$269,155	$241,153
Deferred revenue	$85,504	$68,734
Significant changes in deferred revenue balances are as follows:

Nine Months Ended September 30, 2018
Increase due to shipments of commercial supplies to Bayer	$47,958
Revenue recognized that was included in deferred revenue at the beginning of the period	$(31,188)
Ang2 antibody and PDGFR-beta antibody outside the United States
In 2016, the Company entered into an agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to angiopoietin-2 (Ang2), REGN910-3, for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer made a non-refundable up-front payment and paid a portion of our global development costs and development costs exclusively for the territory outside the United States. In the fourth quarter of 2017, the Company reported that results from two Phase 2 studies of REGN910-3 did not provide sufficient differentiation to warrant Phase 3 development. Therefore, during the fourth quarter of 2017, the Company accelerated and recognized the remaining amount of deferred revenue from the $50.0 million up-front payment (which was initially recorded as deferred revenue) received from Bayer as the Company deemed its performance obligation to be satisfied. On November 1, 2018, the Company and Bayer agreed to terminate this collaboration agreement.
In 2014, the Company entered into a license and collaboration agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), REGN2176-3. Effective in the first quarter of 2017, the Company discontinued clinical development of REGN2176-3, and on July 31, 2017, the Company and Bayer agreed to terminate this collaboration agreement.

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
During the second and fourth quarters of 2017, the Company earned, and recognized as substantive milestones, development milestones of $25.0 million and $35.0 million, respectively, from Teva upon initiation of two Phase 3 trials. During the third quarter of 2018, the Company achieved a development milestone of $60.0 million. The Company is entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts; the amount of variable consideration related to such milestones is deemed to be constrained as of September 30, 2018, and therefore has not been included in the transaction price.
At the inception of the Teva Collaboration Agreement, the Company's significant promised goods and services consisted of a license to certain rights and intellectual property and providing research and development services, including the manufacturing of clinical supplies. The Company concluded that the license was not distinct, primarily as a result of (i) Teva being unable to benefit from the license on its own or together with other resources that are readily available as the license providing access to Regeneron's complex and specialized know-how and (ii) the research and development services, including manufacturing in support of such services, were expected to significantly modify the initial license. Therefore, the promised goods and services were considered a single performance obligation. Consequently, the $250.0 million up-front payment and development milestones received or receivable from Teva, as described above, have been recorded as deferred revenue and have been included in the transaction price.
The Company recognized $69.2 million and $40.2 million of revenue for the three months ended September 30, 2018 and 2017, respectively, and $196.6 million and $141.0 million of revenue for the nine months ended September 30, 2018 and 2017, respectively, in connection with the Teva Collaboration Agreement.
The following tables summarize accounts receivable and deferred revenue information in connection with the Teva Collaboration Agreement:

	September 30,	December 31,
	2018	2017
Accounts receivable (recorded within Prepaid expenses and other current assets)	$87,985	$71,297
Deferred revenue	$213,660	$197,357
Significant changes in deferred revenue balances are as follows:

Nine Months Ended September 30, 2018
Increase as a result of cumulative-effect adjustment arising from the adoption of ASC 606	$48,216
Increase due to amounts invoiced, excluding amounts recognized as revenue during the period	$33,774
Revenue recognized that was included in deferred revenue at the beginning of the period	$(67,771)
The aggregate amount of the transaction price under the Teva Collaboration Agreement allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of September 30, 2018 was $520.1 million. This amount is expected to

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

be recognized as revenue over the remaining period the Company is obligated to satisfy its performance obligation in connection with performing development activities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income - basic and diluted	$594,655	$388,317	$1,624,047	$1,024,992

(Shares in thousands)
Weighted average shares - basic	108,033	106,706	107,828	106,108
Effect of dilutive securities:
Stock options	7,027	9,809	6,999	9,386
Restricted stock	28	513	16	500
Dilutive potential shares	7,055	10,322	7,015	9,886
Weighted average shares - diluted	115,088	117,028	114,843	115,994

Net income per share - basic	$5.50	$3.64	$15.06	$9.66
Net income per share - diluted	$5.17	$3.32	$14.14	$8.84
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2018	2017	2018	2017
Stock options	14,446	4,515	14,821	8,892
Restricted stock	—	—	57	—

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

5. Marketable Securities
Marketable securities as of September 30, 2018 and December 31, 2017 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of September 30, 2018	Cost Basis	Gains	Losses	Value
Available-for-sale debt securities:
Corporate bonds	$2,562,051	$2,316	$(18,124)	$2,546,243
U.S. government and government agency obligations	112,046	25	(1,523)	110,548
Municipal bonds	2,068	—	(5)	2,063
Commercial paper	109,412	1	—	109,413
Certificates of deposit	65,940	—	—	65,940
	$2,851,517	$2,342	$(19,652)	$2,834,207

As of December 31, 2017
Available-for-sale debt securities:
Corporate bonds	$1,717,976	$2,176	$(7,672)	$1,712,480
U.S. government and government agency obligations	186,699	34	(1,241)	185,492
Municipal bonds	4,600	—	(13)	4,587
Commercial paper	106,973	—	—	106,973
Certificates of deposit	11,024	—	—	11,024
	$2,027,272	$2,210	$(8,926)	$2,020,556
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of September 30, 2018 mature at various dates through March 2023. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	September 30, 2018	December 31, 2017
Maturities within one year	$1,104,309	$593,783
Maturities after one year through five years	1,729,898	1,426,773
	$2,834,207	$2,020,556

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

	Less than 12 Months		12 Months or Greater		Total
As of September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,417,464	$(10,946)	$406,594	$(7,178)	$1,824,058	$(18,124)
U.S. government and government agency obligations	7,826	(202)	95,690	(1,321)	103,516	(1,523)
Municipal bonds	—	—	998	(5)	998	(5)
	$1,425,290	$(11,148)	$503,282	$(8,504)	$1,928,572	$(19,652)

As of December 31, 2017
Corporate bonds	$930,970	$(4,924)	$256,750	$(2,748)	$1,187,720	$(7,672)
U.S. government and government agency obligations	110,532	(409)	67,921	(832)	178,453	(1,241)
Municipal bonds	2,582	(10)	2,005	(3)	4,587	(13)
	$1,044,084	$(5,343)	$326,676	$(3,583)	$1,370,760	$(8,926)
Realized gains and losses on sales of marketable securities were not material for the three and nine months ended September 30, 2018. There were no realized losses on sales of marketable securities, and realized gains were not material, for the three and nine months ended September 30, 2017.
With respect to marketable securities, for the three and nine months ended September 30, 2018 and 2017, amounts reclassified from Accumulated other comprehensive (loss) income into Other income (expense), net were related to realized gains and losses on sales. The Company adopted ASU 2016-01 (see Note 1) during the first quarter of 2018; as a result, there were $4.9 million of net unrealized losses and $21.0 million of net unrealized gains on equity securities recognized in Other income (expense), net for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, there were $27.7 million and $38.9 million, respectively, of net unrealized gains on equity securities that were recorded in Other comprehensive (loss) income.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale debt securities:
Corporate bonds	$2,546,243	—	$2,546,243
U.S. government and government agency obligations	110,548	—	110,548
Municipal bonds	2,063	—	2,063
Commercial paper	109,413	—	109,413
Certificates of deposit	65,940	—	65,940
Equity securities (unrestricted)	90,445	$90,445	—
Equity securities (restricted)	53,226	—	53,226
	$2,977,878	$90,445	$2,887,433

As of December 31, 2017
Available-for-sale debt securities:
Corporate bonds	$1,712,480	—	$1,712,480
U.S. government and government agency obligations	185,492	—	185,492
Municipal bonds	4,587	—	4,587
Commercial paper	106,973	—	106,973
Certificates of deposit	11,024	—	11,024
Equity securities (unrestricted)	62,785	$62,785	—
	$2,083,341	$62,785	$2,020,556
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and nine months ended September 30, 2018 and 2017.
The Company held restricted equity securities as of September 30, 2018, consisting of the Company's investment in bluebird bio., Inc. common stock, which are subject to transfer restrictions until August 2020.
The fair value of interest rate swap and interest rate cap contracts, which were recorded within Other noncurrent assets, was not material as of September 30, 2018 and December 31, 2017 (see Note 8). The fair value of these contracts was determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including London Interbank Offered Rate ("LIBOR") and interest rate swap rates.
As of September 30, 2018 and December 31, 2017, the Company had $45.5 million and $37.5 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded at cost within Other noncurrent assets.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$216,671	$190,045
Work-in-process	435,671	302,042
Finished goods	28,397	21,791
Deferred costs	358,940	212,260
	$1,039,679	$726,138
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Derivative Instruments and Hedging Activities
The Company is exposed to market fluctuations in interest rates, including those in connection with its March 2017 lease of laboratory and office facilities in Tarrytown, New York. Commencing in the second quarter of 2017, the Company entered into interest rate swap and interest rate cap agreements to manage a portion of such interest rate risk; no new agreements of this nature were entered into during the nine months ended September 30, 2018. All of the Company's derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes.
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
The following table summarizes the notional amounts of the Company's outstanding interest rate swap and cap agreements:

	September 30,	December 31,
	2018	2017
Interest rate swap contracts	$75,000	$75,000
Interest rate cap contracts	$75,000	$75,000
As it relates to cash flow hedges, for the three and nine months ended September 30, 2018 and 2017, amounts of gains and losses recognized in Other comprehensive income (loss), and amounts reclassified from Accumulated other comprehensive (loss) income into Interest expense were not material. As of September 30, 2018, the amounts expected to be reclassified out of Accumulated other comprehensive income into Interest expense over the next 12 months are not expected to be material. There was no ineffective portion of the derivative instruments for the three and nine months ended September 30, 2018 and 2017.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 6.5% and 31.3% for the three months ended September 30, 2018 and 2017, respectively, and 13.5% and 32.7% for the nine months ended September 30, 2018 and 2017, respectively. On December 22, 2017, the bill known as the "Tax Cuts and Jobs Act" (the "Act") was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, significantly revised U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income ("GILTI")), allowing for a foreign-derived intangible income deduction and immediate expensing for qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation. As a result of the Act being signed into law, we recognized a provisional charge of $326.2 million in the fourth quarter of 2017 related to the re-measurement of the Company's U.S. net deferred tax assets at the lower enacted corporate tax rate. The provisional charge recorded in the fourth quarter of 2017 is an estimate, and the measurement of deferred tax assets is subject to further analysis, such as developing interpretations and clarifications of the provisions of the Act. During the third quarter of 2018, we recorded an income tax benefit of $11.9 million as an adjustment to the provisional amount recorded as of December 31, 2017. Additional changes to this estimate may occur during the fourth quarter of 2018. In addition, we have not yet elected an accounting method regarding whether to record deferred tax assets and liabilities for expected amounts of GILTI inclusions or whether to treat such amounts as a period cost.
The Company's effective tax rate for the three and nine months ended September 30, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the tax benefit associated with tax planning in connection with the Act, the federal tax credit for research activities, and, to a lesser extent, stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate. The Company's effective tax rate for the three and nine months ended September 30, 2017 was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for research activities, offset by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee.
Income tax provisions recorded in the Statement of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 were not material.
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

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$1,087,843	$792,065
Restricted cash included in Other noncurrent assets	12,500	12,500
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,100,343	$804,565
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of September 30, 2018 and December 31, 2017 were $40.5 million and $41.8 million, respectively, of accrued capital expenditures. Included in accounts payable, accrued expenses, and other liabilities as of September 30, 2017 and December 31, 2016 were $24.5 million and $28.2 million, respectively, of accrued capital expenditures.
As described in Note 3, during the nine months ended September 30, 2018, we purchased (by issuing a credit towards the amount owed by Sanofi) 215,387 shares of our Common Stock from Sanofi to satisfy Sanofi's funding obligation related to Libtayo development costs, and recorded the cost of the shares received, or $75.8 million, as Treasury Stock.
The Company recognized an additional capital lease obligation of $201.2 million in connection with the Company's lease of additional premises at its Tarrytown, New York facility during the nine months ended September 30, 2017.
11. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Unless otherwise noted below, the Company is unable to predict the outcome, or estimate a range of possible loss or possible gain, of the respective proceedings. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
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
On March 11, 2014, the Company commenced '287 Patent infringement litigation and '018 Patent infringement litigation against Merus N.V., a company based in Utrecht, The Netherlands, in the District Court of The Hague (currently stayed by agreement of the parties) and the United States District Court for the Southern District of New York, respectively. On November 21, 2014, the United States District Court for the Southern District of New York issued its Opinion and Order on Claim Construction in the '018 Patent infringement litigation, in which it held the '018 Patent invalid and not infringed. On November 2, 2015, the United States District Court for the Southern District of New York issued an opinion and order finding that the '018 Patent was procured by inequitable conduct, thus rendering it unenforceable. On July 27, 2017, the United States Court of Appeals for the Federal Circuit

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

(the "Federal Circuit") affirmed the District Court's decision regarding inequitable conduct without deciding the issues of validity and infringement; and, on December 26, 2017, the Federal Circuit denied the Company's petition for panel rehearing and rehearing en banc. On October 1, 2018, the United States Supreme Court denied the Company's petition for a writ of certiorari.
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
In the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware (the "District Court") from March 8 to March 16, 2016. During the course of the trial, the District Court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the District Court issued a final opinion and judgment, denying the Company and the Sanofi defendants' motions for new trial and judgment as a matter of law. The District Court also denied as moot Amgen's motion to strike the Company and the Sanofi defendants' request to obtain a judgment as a matter of law, which allowed the Federal Circuit to address the Company and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, the Company and the Sanofi defendants filed a notice of appeal with the Federal Circuit. On April 19, 2017, the District Court granted Amgen's motion to amend the judgment on an accounting of supplemental damages and enhancement of such damages if deemed appropriate, but deferred the order until after the Federal Circuit issued a decision on the appeal. Oral argument on the appeal was held on June 6, 2017. On October 5, 2017, the Federal Circuit reversed in part the District Court's decision, remanded for a new trial on the issues of written description and enablement, and, as discussed below, vacated the District Court's permanent injunction. In addition, it affirmed the District Court's ruling that Amgen's patents were not obvious. The Federal Circuit further concluded the Company and the Sanofi defendants were not entitled to judgment as a matter of law on the issues of written description and enablement on this record. On February 23, 2018, the Federal Circuit denied Amgen's petition for rehearing en banc, and on March 2, 2018 the Federal Circuit issued a mandate to transfer jurisdiction of the case back to the District Court. On July 23, 2018, Amgen filed a petition for a writ of certiorari with the United States Supreme Court. Oral argument on the parties' motions for summary judgment and the Company and the Sanofi defendants' motion for judgment on the pleadings regarding Amgen's willful infringement claim is scheduled for January 3, 2019. A new jury trial is currently scheduled to begin on February 19, 2019.
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
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany (the "Düsseldorf Regional Court"), seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. On November 14, 2017, the Düsseldorf Regional Court issued a decision staying the infringement proceedings until a decision of the Opposition Division of the EPO concerning the pending opposition filed by the Company, Sanofi, and several other opponents against the '124 Patent (as discussed below). Following Amgen's request to reopen the proceedings in light of the issuance of the Preliminary Opinion (as defined below), the Düsseldorf Regional Court held an oral hearing on September 11, 2018 and ruled that the infringement proceedings continue to be stayed. The Düsseldorf Regional Court has also scheduled December 11, 2018 as the date for issuing a decision on Amgen's request for an injunction.
On July 12, 2018, Sanofi-Aventis Deutschland GmbH, Sanofi-Aventis Groupe S.A., and Sanofi Winthrop Industrie S.A. filed an action in the Federal Patents Court (the "FPC") in Munich, Germany, seeking a compulsory license from Amgen based on the '124 Patent for the continued commercializing of Praluent in Germany. This compulsory license action included a request for a provisional compulsory license. The FPC held an oral hearing on September 6, 2018 in the provisional compulsory license proceedings and denied Sanofi's request for the provisional compulsory license. The compulsory license proceedings are continuing.
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
On April 5, 2017, Immunex Corporation filed a lawsuit against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by the Company and the Sanofi parties. On June 28, 2017, the Company and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen (which was amended on October 31, 2017 to, among other things, add an inequitable conduct allegation), and Immunex and Amgen filed an answer to the counterclaims on July 28, 2017. A combined hearing on the construction of certain disputed claim terms of the '487 Patent and the Company and the Sanofi parties' motion for summary judgment on the issue of indefiniteness of the '487 Patent claims was held on July 12, 2018. On August 24, 2018, the court issued an order denying this motion and construed the disputed claim terms as proposed by Amgen. A jury trial has been scheduled to start on July 23, 2019.
On September 30, 2016, Sanofi initiated a revocation proceeding in the United Kingdom to invalidate the U.K. counterpart of European Patent No. 2,292,665 (the "'665 Patent"), another patent owned by Immunex relating to antibodies that bind the human interleukin-4 receptor. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending EPO opposition proceedings initiated by the Company and Sanofi in relation to the '665 Patent. The oral hearing before the EPO on the oppositions occurred on November 20, 2017, at which the claims of the '665 Patent were found invalid and the patent was revoked. A final written decision of revocation of the '665 Patent was issued by the EPO on January 4, 2018. Immunex filed a notice of appeal of the EPO's decision on January 31, 2018. On September 20, 2017 and September 21, 2017, respectively, the Company and Sanofi initiated opposition proceedings in the EPO against Immunex's European Patent No. 2,990,420 (the "'420 Patent"), a divisional patent of the '665 Patent (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '665 Patent but contains claims to a different invention). An oral hearing before the EPO on the '420 Patent opposition proceedings has been scheduled for February 14–15, 2019. The original patent term of the Immunex patents is set to expire in 2021.
Proceedings Relating to EYLEA (aflibercept) Injection and ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion
On March 19, 2018, Novartis Vaccines and Diagnostics, Inc., Novartis Pharma AG, and Grifols Worldwide Operations Limited (collectively, the "Novartis Parties") filed a lawsuit against the Company in the United States District Court for the Southern District of New York, seeking a judgment of patent infringement of U.S. Patent No. 5,688,688 (the "'688 Patent") by the Company's manufacture of aflibercept (the active ingredient used in both EYLEA and ZALTRAP); monetary damages (together with interest) for a limited period prior to the '688 Patent expiration; an order of willful infringement of the '688 Patent (dismissed on October 24, 2018); costs and expenses of the lawsuit; and attorneys' fees. The '688 Patent expired on November 18, 2014. The Novartis Parties are not seeking an injunction in these proceedings.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Proceedings Relating to Shareholder Derivative Claims
On December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the then current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, and the Company's Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. The complaint seeks damages in favor of the Company for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan with respect to the individual defendants' compensation and a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On June 28, 2017, the court dismissed the plaintiff's claims with respect to certain compensation awarded in 2013 but denied the defendants' motion to dismiss the other claims set forth in the complaint. On November 8, 2017, another alleged shareholder filed a second shareholder derivative complaint in the New York Supreme Court, naming the then current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, the Company's Chief Scientific Officer, and Regeneron as defendants. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2014, 2015, and 2016. The complaint seeks damages in favor of Regeneron for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of Regeneron's 2014 Long-Term Incentive Plan with respect to the individual defendants' compensation and the imposition of meaningful limits on the amount of equity payable to the individual defendants; a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On December 4, 2017, the plaintiff in the second action moved to consolidate both actions, to be appointed lead plaintiff, and to have its counsel be appointed lead counsel in the proposed consolidated action. The court heard oral argument on March 7, 2018 and denied the motion. The parties in both the first derivative action and the second derivative action agreed to a schedule for document discovery and the filing of defendants' appeal of the court's June 28, 2017 decision, as well as a stay of all non-document discovery pending a decision on defendants' appeal. On March 19, 2018, the defendants appealed the court's June 28, 2017 decision to the Appellate Division of the Supreme Court, First Department. On April 19, 2018, the Appellate Division granted the second plaintiff's motion to intervene in this appeal. On October 9, 2018, the parties to both derivative actions filed with the court a stipulation of compromise and settlement of both derivative actions. The stipulation requires Regeneron to, among other things, impose specified limitations on certain director compensation for the five years starting in December 2018, implement certain corporate governance measures, and pay the agreed-upon amount of attorneys' fees and expenses. On October 10, 2018, the court entered an order scheduling a hearing for final approval of the settlement to be held on December 3, 2018 and providing for notice to Regeneron shareholders. The settlement remains subject to court approval; if approved, both derivative actions will be dismissed with prejudice. By agreement of the parties, the defendants' appeal of the court's June 28, 2017 decision has been adjourned to the Appellate Division's February 2019 term pending final approval of the settlement. Pursuant to the Company's By-Laws and the New York Business Corporation Law, expenses in connection with the foregoing are being advanced by the Company for the individual defendants.
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
12. Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires a lessee to recognize on its balance sheet (for both finance and operating leases) a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new standard on January 1, 2019 (the "effective date") and use the effective date as our date of initial application. As such, we will not adjust prior period amounts. Furthermore, we expect to elect the practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under the new standard for leases that commenced prior to the effective date. We are currently evaluating the impact that this guidance will have on our financial statements, including related disclosures. The new standard will result in the Company recording additional assets and corresponding liabilities related to operating leases; however, we do not expect the standard to have a material impact to our Consolidated Balance Sheets. The ultimate impact that the new standard will have will depend on the total amount of the Company's lease commitments as of the adoption date. We are in process of implementing a new lease accounting software system and updating our internal controls and processes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Libtayo® (cemiplimab) Injection, fasinumab, and evinacumab; the likelihood and timing of achieving any of our anticipated clinical development milestones; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Dupixent, Praluent, Kevzara, Libtayo, fasinumab, and evinacumab; the extent to which the results from the research and development programs conducted by us or our collaborators may be replicated in other studies and lead to therapeutic applications; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA, Dupixent, Praluent, Kevzara, and Libtayo), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties to perform filling, finishing, packaging, labeling, distribution, and other steps related to our products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto, including without limitation the patent litigation proceedings relating to EYLEA, Dupixent, and Praluent described further in Note 11 to our Condensed Consolidated Financial Statements included in this report. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, neuromuscular diseases, infectious diseases, and rare diseases.
Selected financial information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues	$1,663.5	$1,500.7	$4,783.0	$4,289.8
Net income	$594.7	$388.3	$1,624.0	$1,025.0
Net income per share - diluted	$5.17	$3.32	$14.14	$8.84

We currently have seven products that have received marketing approval:

Product		Disease Area(1)	Territory
			U.S.	EU	Japan	Certain other countries outside the U.S.
EYLEA (aflibercept) Injection(2)	•	Neovascular age-related macular degeneration (wet AMD)	✓	✓	✓	✓
	•	Diabetic macular edema (DME)	✓	✓	✓	✓
	•	Macular edema following retinal vein occlusion (RVO), which includes macular edema following central retinal vein occlusion (CRVO) and macular edema following branch retinal vein occlusion (BRVO)	✓	✓	✓	✓
	•	Myopic choroidal neovascularization (mCNV)		✓	✓	✓
	•	Diabetic retinopathy in patients with DME	✓
Dupixent (dupilumab) Injection(3)	•	Atopic dermatitis (in adults)	✓	✓	✓	✓
	•	Asthma (in adults and adolescents)	✓
Praluent (alirocumab) Injection(3)	•	Heterozygous familial hypercholesterolemia (HeFH) or clinical atherosclerotic cardiovascular disease (ASCVD) (in adults)	✓	✓	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	•	Rheumatoid arthritis (RA) (in adults)	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(3)(5)	•	Metastatic or locally advanced cutaneous squamous cell carcinoma (CSCC)	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use	•	Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(4)	•	Metastatic colorectal cancer (mCRC)	✓	✓		✓

(1) Refer to label information in each territory for specific indication
(2) In collaboration with Bayer (outside the United States)
(3) In collaboration with Sanofi
(4) Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net sales of ZALTRAP

(5) Marketed as Libtayo (cemiplimab-rwlc) Injection in the United States

Marketed Products

Net Product Sales of Regeneron-Discovered Products(2)	Three Months Ended September 30,
(In millions)	2018			2017
	U.S.	ROW(1)	Total	U.S.	ROW(1)	Total
EYLEA(2)	$1,021.8	$654.6	$1,676.4	$953.3	$563.7	$1,517.0
ARCALYST	3.7	—	3.7	4.1	—	4.1
Net product sales recorded by Regeneron	$1,025.5			$957.4

Net product sales recorded by Sanofi(2):
Dupixent	$219.6	$43.0	$262.6	$88.5	$0.4	$88.9
Praluent	$48.4	$31.8	$80.2	$31.8	$17.6	$49.4
Kevzara	$19.9	$5.0	$24.9	$2.6	$0.4	$3.0
ZALTRAP	$1.5	$23.8	$25.3	$3.0	$18.7	$21.7

	Nine Months Ended September 30,
	2018			2017
	U.S.	ROW(1)	Total	U.S.	ROW(1)	Total
EYLEA(2)	$2,997.8	$1,944.5	$4,942.3	$2,727.1	$1,590.0	$4,317.1
ARCALYST	12.0	—	12.0	12.6	—	12.6
Net product sales recorded by Regeneron	$3,009.8			$2,739.7

Net product sales recorded by Sanofi(2):
Dupixent	$517.7	$85.5	$603.2	$116.9	$0.7	$117.6
Praluent	$121.6	$92.0	$213.6	$89.8	$41.6	$131.4
Kevzara	$48.1	$13.3	$61.4	$3.4	$0.4	$3.8
ZALTRAP	$6.6	$73.4	$80.0	$7.6	$51.0	$58.6

(1) Rest of world
(2) Bayer records net product sales of EYLEA outside the United States and Sanofi records global net product sales of Dupixent, Praluent, Kevzara, and ZALTRAP. Refer to "Overview" above and "Collaboration Agreements" below for further details.

Marketed Products - Additional Information on 2018 Developments
Libtayo
On September 28, 2018, the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced CSCC who are not candidates for curative surgery or curative radiation. Libtayo is the first and currently only treatment specifically approved and available for advanced CSCC in the United States.
In August 2018, we and Sanofi entered into a license agreement with Bristol-Myers Squibb Company, E. R. Squibb & Sons, L.L.C., and Ono Pharmaceutical Co., Ltd. to obtain a license under certain patents owned and/or exclusively licensed by one or more of these parties that includes the right to develop and sell Libtayo. Under the agreement, we and Sanofi became obligated to make an up-front payment of $20.0 million and pay royalties of 8.0% on worldwide sales of Libtayo through December 31, 2023, and royalties of 2.5% from January 1, 2024 through December 31, 2026. The up-front payment and royalties are shared equally by us and Sanofi.
Dupixent
In October 2018, the FDA approved Dupixent as an add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma. Dupixent is currently the only biologic approved for both moderate and severe asthma patients with eosinophilic phenotype and the only biologic approved for oral corticosteroid-dependent asthma, regardless of phenotype. In addition, Dupixent is currently the only asthma biologic that offers patient self-administration at home and the only asthma biologic also approved for adult patients with moderate-to-severe atopic dermatitis.
Programs in Clinical Development
All 20 of our product candidates in clinical development were discovered in our research laboratories and are summarized below. We used our VelocImmune® technology to generate each of the antibodies in the table below. There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development (including any post-approval studies), uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, and changes in the competitive landscape affecting a product candidate. Refer to Part II, Item 1A, "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs.

Clinical Program		Phase 1		Phase 2		Phase 3		Regulatory Review(i)
EYLEA					•	Non-proliferative diabetic retinopathy (NPDR) in patients without DME	•	Diabetic retinopathy (U.S.)
Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit			•	Grass allergy	•	Atopic dermatitis in adolescents and pediatrics (6–17 years of age)(d)	•	Asthma in adults and adolescents (EU and Japan)
			•	Peanut allergy
					•	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)	•	Atopic dermatitis in adolescents (12–17 years of age) (U.S. and EU)
					•	Asthma in pediatrics (6–11 years of age)	•	Auto-injector for 200 mg dose
					•	Chronic rhinosinusitis with nasal polyps (CRSwNP)
					•	Eosinophilic esophagitis (EOE) (Phase 2/3)(c)
Praluent (alirocumab)(a) Antibody to PCSK9					•	Homozygous familial hypercholesterolemia (HoFH)(c) in adults and pediatrics	•	Cardiovascular risk reduction (U.S. and EU)
					•	HeFH in pediatrics	•	First-line treatment of hyperlipidemia (U.S.)
Kevzara (sarilumab)(a) Antibody to IL-6R			•	Polyarticular-course juvenile idiopathic arthritis (pcJIA)	•	Polymyalgia rheumatica
			•	Systemic juvenile idiopathic arthritis (sJIA)
Libtayo (cemiplimab)(a) Antibody to PD-1(h)	•	Solid tumors and advanced hematologic malignancies	•	Metastatic or locally advanced and unresectable CSCC(d)	•	First-line and second-line non-small cell lung cancer (NSCLC)	•	Metastatic or locally advanced CSCC (EU)
			•	Basal cell carcinoma (BCC) (potentially pivotal study)	•	Second-line cervical cancer
Fasinumab(b)(f) (REGN475) Antibody to NGF					•	Osteoarthritis of knee and hip(e)

Clinical Program (continued)		Phase 1		Phase 2		Phase 3	Regulatory Review(i)
Evinacumab(f) (REGN1500) Antibody to ANGPTL3			•	Refractory hypercholesterolemia (both HeFH and non-FH)	•	HoFH(c)(d)
			•	Severe hypertriglyceridemia
Garetosmab(f) (REGN2477) Antibody to Activin A	•	Muscle-wasting diseases (in combination with trevogrumab)	•	Fibrodysplasia ossificans progressiva (FOP)(c)(e) (potentially pivotal study)
REGN3500(a) Antibody to IL-33. Studied as monotherapy and in combination with Dupixent.			•	Asthma
			•	Chronic obstructive pulmonary disease (COPD)
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	•	Muscle-wasting diseases (in combination with garetosmab) (on clinical hold in the United States)
REGN1908-1909(f) Multi-antibody therapy to Feld1	•	Cat allergy
REGN1979 Bispecific antibody against CD20 and CD3	•	Certain B-cell malignancies (monotherapy and in combination with cemiplimab)(c)
REGN-EB3(g) (REGN3470-3471-3479) Multi-antibody therapy to Ebola virus	•	Ebola virus infection(c)
REGN3048-3051(g) Multi-antibody therapy to Middle East Respiratory Syndrome (MERS) virus	•	MERS virus infection
REGN3767(a) Antibody to LAG-3 protein	•	Advanced cancers (administered alone or in combination with cemiplimab)
Pozelimab(f) (REGN3918) Antibody to C5	•	Paroxysmal nocturnal hemoglobinuria (PNH)
REGN4461 Agonist antibody to leptin receptor (LEPR)	•	Lipodystrophy and obesity
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	•	Platinum-resistant ovarian cancer (administered alone or in combination with cemiplimab)
REGN4659(a) Antibody to CTLA4	•	Advanced NSCLC (administered alone or in combination with cemiplimab)
REGN5069 Antibody to GFRα3	•	Pain

(a) In collaboration with Sanofi
(b) In collaboration with Teva and Mitsubishi Tanabe Pharma
(c) U.S. Food and Drug Administration (FDA) granted orphan drug designation
(d) FDA granted Breakthrough Therapy designation
(e) FDA granted Fast Track designation
(f) Sanofi did not opt-in to or elected not to continue to co-develop the product candidate. Under the terms of our agreement, Sanofi is entitled to receive royalties on any future global sales of the product candidate.

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
Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technologies, and to build on that foundation with our clinical development, manufacturing, and commercial capabilities. Our objective is to continue to be an integrated, multi-product biotechnology company that provides patients and medical professionals with important options for preventing and treating human diseases.
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
Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our continued success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of EYLEA, Dupixent, Praluent, Kevzara, and Libtayo. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses, the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators, and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2018 to date were, and plans for the next twelve months are, as follows:

Clinical Program		2018 Events to Date		2018–2019 Plans (next 12 months)
EYLEA	•	Chinese State Food and Drug Administration (CFDA) approved EYLEA for DME and wet AMD	•	FDA decision on sBLA for the treatment of diabetic retinopathy (target action date of May 13, 2019)
	•	Reported 24-week positive top-line results from Phase 3 PANORAMA study for the treatment of NPDR in patients without DME	•	Re-submission of Prior-Approval Supplement (PAS) for pre-filled syringe
			•	Initiate a study of higher dose formulations of aflibercept
	•	Reported that the Phase 3 PANORAMA study met its one-year primary endpoint and key secondary endpoints
	•	Submitted sBLA for the treatment of diabetic retinopathy
	•	FDA issued Complete Response Letter (CRL) regarding the sBLA for pre-filled syringe
	•	Treat and Extend dosing regimen approved in the EU for wet AMD
	•	FDA approved sBLA for every 12-week dosing regimen option after one year of effective therapy in patients with wet AMD
	•	FDA approved sBLA for vial-only presentation
Dupixent (dupilumab; IL-4R Antibody)	•	Ministry of Health, Labor and Welfare (MHLW) in Japan approved Dupixent for the treatment of atopic dermatitis in adults not adequately controlled with existing therapies	•	FDA decision on sBLA for expanded atopic dermatitis indication in adolescent patients (12–17 years of age) (target action date of March 11, 2019)
	•	Initiated Phase 2/3 study in pediatric patients (6 months–5 years of age) with severe atopic dermatitis	•	EMA decision on regulatory application for asthma
	•	Reported positive results from Phase 3 study in adolescent patients (12–17 years of age) with atopic dermatitis	•	Submit sBLA for CRSwNP
	•	FDA accepted for priority review sBLA for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)	•	Initiate Phase 2/3 program in COPD
	•	Submitted Marketing Authorization Application (MAA) for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)
	•	FDA approved sBLA for moderate-to-severe asthma in patients 12 years of age and older
	•	Regulatory application for asthma accepted for review by the European Medicines Agency (EMA) and Pharmaceuticals and Medical Devices Agency (PMDA) in Japan
	•	Positive results from two Phase 3 trials for the treatment of moderate-to-severe asthma published in the New England Journal of Medicine
	•	Initiated Phase 2 study in grass allergy

Clinical Program (continued)		2018 Events to Date		2018–2019 Plans (next 12 months)
Dupixent (dupilumab; IL-4R Antibody) (continued)	•	Initiated Phase 2/3 study in eosinophilic esophagitis
	•	Initiated Phase 2 study in peanut allergy
	•	Submitted sBLA for auto-injector for 200 mg dose
	•	Reported positive top-line results from both Phase 3 trials of patients with CRSwNP
Praluent (alirocumab; PCSK9 Antibody)	•	Reported positive results from ODYSSEY OUTCOMES study	•	FDA (target action date of April 28, 2019) and EMA decisions on applications for cardiovascular risk reduction
	•	Submitted sBLA and MAA for cardiovascular risk reduction
	•	Submitted sBLA for first-line treatment of hyperlipidemia	•	FDA decision on sBLA for first-line treatment of hyperlipidemia (target action date of April 29, 2019)
	•	Initiated Phase 3 pediatric studies in HeFH and HoFH
	•	FDA approved sBLA for use with apheresis
Kevzara (sarilumab; IL-6R Antibody)	•	FDA approved sBLA for single-dose pre-filled pen presentation	•	Initiate Phase 3 study in giant cell arteritis
	•	Initiated Phase 2 study in sJIA
	•	Initiated Phase 3 study in polymyalgia rheumatica
Libtayo (cemiplimab; PD-1 Antibody)	•	EMA accepted for review MAA for advanced CSCC	•	Regulatory agency decision for advanced CSCC in the EU
	•	Positive results from pivotal trial in advanced CSCC published in the New England Journal of Medicine	•	Initiate additional studies in various indications
	•	FDA approved BLA for the treatment of advanced CSCC	•	Continue patient enrollment in NSCLC and various other studies
	•	Reported positive results from Phase 1 study in advanced NSCLC
	•	Initiated additional Phase 3 studies in advanced NSCLC
Fasinumab (NGF Antibody)	•	Completed patient enrollment in the efficacy sub-study of the Phase 3 long-term safety study in osteoarthritis	•	Continue patient enrollment in Phase 3 long-term safety study and Phase 3 efficacy studies in osteoarthritis
	•	Independent Data Monitoring Committee (DMC) recommended higher dose-regimens be discontinued, and osteoarthritis trials modified accordingly
	•	Discontinued dosing in chronic low back pain in patients with concomitant osteoarthritis of the knee and hip
	•	Reported positive top-line results from first Phase 3 efficacy study in osteoarthritis
Evinacumab (ANGPTL3 Antibody)	•	Initiated Phase 3 study in HoFH
	•	Initiated Phase 2 study in severe hypertriglyceridemia
Garetosmab (REGN2477; Activin A Antibody)	•	Initiated Phase 2 study in patients with FOP
REGN3500 (IL-33 Antibody)	•	Initiated Phase 2 study in asthma	•	Initiate Phase 2 study in atopic dermatitis
	•	Initiated Phase 2 study in COPD

Clinical Program (continued)		2018 Events to Date		2018–2019 Plans (next 12 months)
Trevogrumab (GDF8 Antibody) in combination with REGN2477	•	Reported positive results from single-dose portion of Phase 1 study	•	Report results from multi-dose portion of Phase 1 study
			•	Initiate Phase 2 programs in type 2 diabetes, sarcopenia, and sporadic inclusion body myositis (sIBM)
REGN1908-1909 (Feld1 Antibody)			•	Initiate Phase 2 study in cat allergic asthmatics
REGN1979 (CD20 and CD3 Antibody)	•	FDA granted orphan drug designation in follicular lymphoma (FL)	•	Continue evaluation in non-Hodgkin lymphomas
			•	Initiate potentially pivotal Phase 2 study in FL
			•	Initiate Phase 2 study in diffuse large B-cell lymphoma (DLBCL)
REGN-EB3 (REGN3470-3471-3479; Multi-antibody therapy to Ebola virus)	•	Being used investigationally in the Democratic Republic of the Congo in Ebola virus infection outbreak	•	Initiate pivotal healthy volunteer safety study
REGN3048-3051 (Multiple-antibody therapy to MERS)	•	Initiated Phase 1 study in healthy volunteers	•	Complete Phase 1 study in healthy volunteers
REGN3767 (LAG-3 Antibody)	•	Opened monotherapy expansion cohorts as well as in combination with cemiplimab in multiple indications
Pozelimab (REGN3918; C5 Antibody)			•	Complete Phase 1 study in healthy volunteers
			•	Initiate Phase 2 study in PNH
REGN4461 (LEPR Agonist Antibody)	•	Initiated Phase 1 study in healthy volunteers	•	Initiate Phase 2 study in generalized lipodystrophy
REGN4018 (MUC16 and CD3 Antibody)	•	Initiated Phase 1 study in platinum-resistant ovarian cancer
REGN4659 (CTLA4 Antibody)	•	Initiated Phase 1 study in advanced NSCLC
REGN5069 (GFRα3 Antibody)	•	Initiated Phase 1 study in healthy volunteers	•	Complete Phase 1 study in healthy volunteers
			•	Initiate Phase 2 study in osteoarthritis
Clinical Programs - Additional Information on 2018 Developments
EYLEA
In March 2018, we announced that the Phase 3 PANORAMA trial evaluating EYLEA in NPDR met its 24-week primary endpoint. PANORAMA is an ongoing, pivotal, double-masked, randomized two-year trial that enrolled 402 patients and is designed to investigate EYLEA for the improvement of moderately severe and severe NPDR without DME, compared to sham injection. In October 2018, we announced that the Phase 3 PANORAMA trial met its one-year (52-week) primary endpoint and key secondary endpoints.
In October 2018, we also announced that the FDA issued a CRL regarding the Chemistry, Manufacturing, and Controls (CMC) PAS for the EYLEA pre-filled syringe. The CRL requested additional information regarding manufacturing and supply processes and the completion of a usability study evaluating a single injection of the EYLEA pre-filled syringe in approximately 30 patients. We expect to compile all the requested information and resubmit the PAS in the first half of 2019.
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

In October 2018, we and Sanofi announced that both pivotal Phase 3 placebo-controlled trials evaluating Dupixent in adults with inadequately-controlled chronic rhinosinusitis with nasal polyps met all their primary and secondary endpoints. In these trials, Dupixent significantly reduced nasal polyp size, nasal congestion severity, and need for systemic corticosteroids and/or surgery. The rates of adverse events were generally similar across Dupixent and placebo, and no new or unexpected side effects related to Dupixent were observed.
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
Based on the positive results from this trial, an sBLA and an MAA for cardiovascular risk reduction have been submitted.
In September 2018, we and Sanofi announced that the FDA approved an update to the Praluent prescribing information to include clinical information regarding its use in patients with HeFH who require additional lowering of LDL-C along with diet and maximally-tolerated statin therapy and who are undergoing apheresis treatment. The recommended dose of Praluent in patients undergoing LDL apheresis is 150 mg once every two weeks.
Fasinumab
We have several ongoing Phase 3 clinical studies of fasinumab in patients with pain due to osteoarthritis of the knee or hip. In April 2018, an independent DMC monitoring the ongoing safety and efficacy of the fasinumab clinical trials recommended that the higher dose-regimens be discontinued based on the risk benefit assessment and that the program may continue with the lower dose-regimens of fasinumab. The ongoing osteoarthritis trials have been modified accordingly. Since the Phase 3 clinical study in chronic low back pain in patients with concomitant osteoarthritis was using only higher doses, we discontinued dosing patients in this study.
In August 2018, we and Teva announced positive top-line results from our Phase 3 study of fasinumab in patients with chronic pain from osteoarthritis of the knee or hip. At the week 16 primary efficacy analysis, the study met both co-primary endpoints and all key secondary endpoints. Fasinumab-treated patients experienced significantly less pain and significantly improved functional ability from baseline compared to placebo. Interim safety data indicate that fasinumab was generally well tolerated, with similar adverse events as those observed in previous fasinumab trials. After the primary efficacy assessment at week 16, patients continue on therapy for an additional 36 weeks, followed by a subsequent 20-week off study drug follow-up period for further safety assessment.
Other Research and Development Technologies and Programs
Our preclinical research programs include the areas of oncology and immuno-oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain and neurobiology, cardiovascular diseases, and infectious diseases.
We have formed a consortium to fund the generation of genetic exome sequence data from 500,000 volunteer participants who make up the UK Biobank health resource. The current members of the consortium consist of AbbVie Inc., Alnylam Pharmaceuticals Inc., AstraZeneca PLC, Biogen Inc., Pfizer Inc., Millennium Pharmaceuticals, Inc. (a subsidiary of Takeda Pharmaceutical Company Unlimited), and Bristol-Myers Squibb. The consortium members have each committed up to $10.0 million in funding for Regeneron to sequence the UK Biobank's samples, which will be performed at the Regeneron Genetics Center® (RGC) facility. Consortium members will have a limited period of exclusive access to the sequencing data before the data will be made available to other health researchers by UK Biobank.
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

Collaboration Agreements
Collaborations with Sanofi
Antibodies. We are collaborating with Sanofi on the global development and commercialization of various antibodies and antibody product candidates (as described above). Under the terms of the Antibody License and Collaboration Agreement (LCA), following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. All other agreed-upon development costs incurred by both companies are funded by Sanofi. We are generally responsible for reimbursing Sanofi for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose.
Effective January 7, 2018, we and Sanofi entered into a letter agreement (Letter Agreement) amending the LCA in connection with, among other matters, the allocation of additional funds to certain proposed activities relating to dupilumab and REGN3500 (collectively, the Dupilumab/REGN3500 Eligible Investments). Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to an aggregate of 600,000 shares (of which 589,234 currently remains available) of our Common Stock directly or indirectly owned by Sanofi. Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-promote such products on a country-by-country basis. We have exercised our option to co-promote Dupixent, Praluent, and Kevzara in the United States. We have not exercised any of our options to co-promote these antibodies outside the United States; however, we retain the right to do so at a future date subject to the terms of the collaboration agreement. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.
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
Under the terms of the IO License and Collaboration Agreement, the parties are also co-developing Libtayo (cemiplimab), an antibody targeting PD-1. We have principal control over the development of Libtayo, and the parties share equally, on an ongoing basis, development expenses for Libtayo. Pursuant to the January 7, 2018 Letter Agreement with Sanofi, the Libtayo development budget has been increased to a total of $1.640 billion, $990.0 million over the budget originally set forth in the IO License and Collaboration Agreement. Under the Letter Agreement, we have also agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to Libtayo development costs for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to an aggregate of 800,000 shares (of which 584,613 currently remains available) of our Common Stock directly or indirectly owned by Sanofi.
If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or, as noted above, Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions.
With regard to Libtayo, we lead commercialization activities in the United States, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. Sanofi has exercised its option to co-promote Libtayo in the United States. We will be entitled to a milestone payment of $375.0 million in the event that global sales of certain licensed products targeting PD-1 (including Libtayo), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with any of such licensed products targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period.
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
Collaboration with Mitsubishi Tanabe Pharma
Fasinumab. In September 2015, we entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) providing MTPC with development and commercial rights to fasinumab in Japan, South Korea, Taiwan, Indonesia, Thailand, the Philippines, Malaysia, Singapore, Vietnam, Myanmar, and Sri Lanka (the MTPC Territories). In connection with the agreement, MTPC made a $10.0 million non-refundable up-front payment in 2015. During the third quarter of 2018, we achieved a development milestone of $20.0 million. We had earned an aggregate of $135.0 million in development milestones and other contingent payments from MTPC through September 30, 2018, and are entitled to receive up to an aggregate of $80.0 million in additional contingent payments.
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

Collaboration with Teva
Fasinumab. In September 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, except in the MTPC territories (as described above). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016. We lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. During the third quarter of 2018, we achieved a development milestone of $60.0 million. We had earned an aggregate of $120.0 million of development milestones from Teva through September 30, 2018, and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Collaboration with bluebird
In August 2018, we entered into a collaboration agreement with bluebird bio, Inc. to research, develop, and commercialize novel immune cell therapies for cancer. Under the terms of the agreement, the parties have jointly selected six initial targets and will equally share the costs of research and development, which will be led by bluebird, up to IND acceptance. Additional targets may be selected over the five-year research collaboration term. With respect to certain targets, upon the acceptance of an IND, we will have the option to co-develop and co-commercialize product candidates directed to such target; if we exercise this option, the parties will share equally in the costs of development and commercialization, and will share in any profits or losses therefrom. If we do not exercise our option or we do not have an option to a target, we are entitled to receive milestone payments and royalties on any future sales of products developed and commercialized by bluebird under the terms of the agreement.
In connection with the execution of the collaboration agreement, we also agreed to purchase 420,000 shares of bluebird common stock for $100.0 million. The purchase was completed in the third quarter of 2018. As part of the agreement, $37.0 million, the amount paid in excess of the fair market value of the shares purchased based upon bluebird's closing price on August 3, 2018 of $150.00 per share, will be credited against our funding obligation for collaboration research.
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
The information contained on our websites and social media channels is not included as a part of, or incorporated by reference into, this report.

Results of Operations
Three and Nine Months Ended September 30, 2018 and 2017
Net Income

Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues	$1,663.5	$1,500.7	$4,783.0	$4,289.8
Operating expenses	(1,036.6)	(940.7)	(2,966.7)	(2,749.0)
Other income (expense), net	9.0	5.7	61.0	(17.0)
Income before income taxes	635.9	565.7	1,877.3	1,523.8
Income tax expense	(41.2)	(177.3)	(253.3)	(498.8)
Net income	$594.7	$388.4	$1,624.0	$1,025.0

Net income per share - diluted	$5.17	$3.32	$14.14	$8.84
Revenues

Revenues	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(In millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Net product sales in the United States:
EYLEA	$1,021.8	$953.3	$68.5	$2,997.8	$2,727.1	$270.7
ARCALYST	3.7	4.1	(0.4)	12.0	12.6	(0.6)
Sanofi and Bayer collaboration revenue:
Sanofi	256.3	245.2	11.1	683.5	677.7	5.8
Bayer	264.4	236.6	27.8	775.2	640.9	134.3
Other revenue	117.3	61.5	55.8	314.5	231.5	83.0
Total revenues	$1,663.5	$1,500.7	$162.8	$4,783.0	$4,289.8	$493.2
Net Product Sales
Net product sales of EYLEA in the United States increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, due to higher sales volume.
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions and credits/payments for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	48.5	51.7	11.2	111.4
Credits/payments	(30.7)	(42.0)	(14.7)	(87.4)
Balance as of March 31, 2018	47.7	43.8	17.8	109.3
Provisions	49.2	50.4	8.7	108.3
Credits/payments	(60.4)	(56.5)	(9.7)	(126.6)
Balance as of June 30, 2018	36.5	37.7	16.8	91.0
Provisions	61.4	53.4	9.8	124.6
Credits/payments	(54.8)	(52.4)	(11.3)	(118.5)
Balance as of September 30, 2018	$43.1	$38.7	$15.3	$97.1

Balance as of December 31, 2016	$12.7	$29.5	$3.6	$45.8
Provisions	38.9	41.2	9.5	89.6
Credits/payments	(28.5)	(42.3)	(8.6)	(79.4)
Balance as of March 31, 2017	23.1	28.4	4.5	56.0
Provisions	39.4	48.8	11.1	99.3
Credits/payments	(39.4)	(48.2)	(12.7)	(100.3)
Balance as of June 30, 2017	23.1	29.0	2.9	55.0
Provisions	43.3	50.9	12.9	107.1
Credits/payments	(40.9)	(45.8)	(0.1)	(86.8)
Balance as of September 30, 2017	$25.5	$34.1	$15.7	$75.3

Sanofi Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Antibody:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	—	$37.9	—	$130.0
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	$76.2	90.6	$201.0	291.1
Reimbursement of Regeneron commercialization-related expenses	103.7	90.3	292.8	251.0
Regeneron's share of losses in connection with commercialization of antibodies	(38.9)	(98.3)	(182.6)	(329.0)
Other	33.1	41.9	82.1	84.3
Total Antibody	174.1	162.4	393.3	427.4
Immuno-oncology:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	34.7	33.9	108.4	111.1
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	40.1	27.8	117.3	77.3
Reimbursement of Regeneron commercialization-related expenses	3.2	1.1	6.5	1.9
Other	4.2	20.0	58.0	60.0
Total Immuno-oncology	82.2	82.8	290.2	250.3
Total Sanofi collaboration revenue	$256.3	$245.2	$683.5	$677.7
The lower reimbursement of antibody research and development costs during the three and nine months ended September 30, 2018, compared to the same periods in 2017, was primarily due to the Company's Discovery and Preclinical Development Agreement with Sanofi ending on December 31, 2017 without any extension and, therefore, funding from Sanofi under the Antibody Discovery Agreement ceased after 2017. In addition, the lower reimbursement of antibody research and development costs during the nine months ended September 30, 2018, compared to the same period in 2017, was primarily related to the timing of clinical manufacturing for Dupixent and decreased reimbursement levels for Dupixent under our License and Collaboration Agreement subsequent to U.S. regulatory approval for atopic dermatitis.
In March 2017, the FDA approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis, and in September 2017, the European Commission granted marketing authorization for Dupixent for use in adults with moderate-to-severe atopic dermatitis who are candidates for systemic therapy. In October 2018, the FDA also approved Dupixent as an add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma. In May 2017, the FDA approved Kevzara for the treatment of rheumatoid arthritis in adult patients, and in June 2017, the European Commission granted marketing authorization for Kevzara for the treatment of rheumatoid arthritis in adult patients.
Reimbursement of Regeneron antibody commercialization-related expenses represents reimbursement of internal and external costs incurred by Regeneron in connection with commercializing Praluent, Kevzara, and Dupixent.

During the three and nine months ended September 30, 2018 and 2017, we and Sanofi shared commercial expenses related to Praluent, Kevzara, and Dupixent in accordance with the companies' License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of losses in connection with the companies commercializing Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue. During the three and nine months ended September 30, 2018, Sanofi collaboration revenues in connection with commercialization of antibodies were primarily impacted, compared to the same periods in 2017, by (i) our share of higher net sales of Dupixent (as the product was launched at the end of March 2017) and Praluent and (ii) a reduction in commercialization expenses for Praluent. These increases in collaboration revenue were partly offset by an increase in the collaborations' Dupixent commercialization expenses in support of the launch of Dupixent in atopic dermatitis and the preparation for launch in asthma. See "Overview" section above for a summary of global net product sales recorded by Sanofi in connection with our Antibody License and Collaboration Agreement. Sanofi provides us with an estimate of our share of the losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. Other Sanofi antibody revenue in the table above primarily includes reimbursement of commercial supplies which were manufactured by the Company.
Sanofi's reimbursement of immuno-oncology research and development costs under our IO License and Collaboration Agreement increased in the first nine months of 2018, compared to the same periods in 2017, due to an increase in late-stage clinical development activities for Libtayo.
On September 28, 2018, the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced CSCC. Other Sanofi immuno-oncology revenue primarily includes recognition of deferred revenue from $640.0 million of up-front payments received in 2015 in connection with the execution of the IO Collaboration agreements.
Bayer Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$243.2	$205.4	$721.5	$571.1
Reimbursement of Regeneron development expenses	0.5	13.4	8.3	26.4
Other	20.7	17.8	45.4	43.4
	$264.4	$236.6	$775.2	$640.9
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net product sales outside the United States	$654.6	$563.7	$1,944.5	$1,590.0
Regeneron's share of collaboration profit from sales outside the United States	$256.7	$218.5	$761.1	$611.7
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(13.5)	(13.1)	(39.6)	(40.6)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$243.2	$205.4	$721.5	$571.1
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

Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Teva collaboration revenue:
Reimbursement of Regeneron research and development expenses	$27.6	$28.5	$101.1	$82.1
Other	41.5	11.7	95.5	58.9
Total Teva collaboration revenue	69.1	40.2	196.6	141.0
Other revenue	48.2	21.3	117.9	90.5
Total other revenue	$117.3	$61.5	$314.5	$231.5
In September 2016, we and Teva entered into a collaboration agreement to develop and commercialize fasinumab. The change in other Teva collaboration revenue for both the three and nine month periods ended September 30, 2018, compared to the same periods in 2017, was positively impacted by the recognition of a higher amount of deferred revenue, including a portion related to the achievement of a $60.0 million development milestone in the third quarter of 2018. The nine month period ended September 30, 2017 also includes the recognition of a substantive development milestone of $25.0 million from Teva.
In addition to Teva collaboration revenue, "Total other revenue" in the table above includes:

•
Recognition of a portion of deferred revenue from up-front and other payments received from MTPC, including a portion related to the achievement of a $20.0 development milestone in the third quarter of 2018, and, in the nine-month period ended September 30, 2017, recognition of a substantive development milestone of $30.0 million from MTPC, in connection with our fasinumab collaboration.

•	Sanofi's reimbursement for manufacturing commercial supplies of ZALTRAP and a percentage of aggregate net sales of ZALTRAP under the terms of the Amended ZALTRAP Agreement.

•
Recognition of revenue related to the $165.0 million up-front payment we received in August 2010, which was deferred upon receipt and was being recognized as revenue through mid-2018, in connection with the VelocImmune license agreement with Astellas. In accordance with the terms of the license agreement, Astellas terminated the agreement effective June 2018.

•
Royalties in connection with a June 2009 agreement with Novartis, under which we receive royalties on worldwide sales of Novartis' Ilaris® (canakinumab). The royalty rates in the agreement start at 4% and reach 15% when annual sales exceed $1.5 billion, and we are entitled to royalties until Novartis ceases sale of products subject to royalty.

•	Recognition of revenue in connection with our agreement with BARDA to develop, test, and manufacture an antibody therapy (REGN3470-3471-3479) for the treatment of Ebola virus infection.
The $117.3 million and $314.5 million in total other revenue for the three and nine months ended September 30, 2018, respectively, also includes the impact of adopting Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as of January 1, 2018. Prior period amounts have not been adjusted in connection with the adoption of this standard. See Note 1 to our Condensed Consolidated Financial Statements.
Expenses

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(In millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Research and development	$557.0	$529.7	$27.3	$1,584.8	$1,547.2	$37.6
Selling, general, and administrative	369.2	306.8	62.4	1,064.9	910.5	154.4
Cost of goods sold	30.8	46.4	(15.6)	136.1	149.8	(13.7)
Cost of collaboration and contract manufacturing	79.6	57.8	21.8	180.9	141.5	39.4
Total operating expenses	$1,036.6	$940.7	$95.9	$2,966.7	$2,749.0	$217.7

Average headcount	7,147	5,875	1,272	6,763	5,653	1,110

Our average headcount in 2018 increased compared to 2017 principally in connection with expanding our manufacturing activities and, to a lesser extent, increased research and development activities and preparing for the launch of Libtayo and Dupixent for asthma in the United States.
Operating expenses included a total of $111.4 million in the third quarter and $300.7 million in the first nine months of 2018, respectively, and $125.1 million in the third quarter and $380.1 million in the first nine months of 2017, respectively, of non-cash compensation expense related to employee stock options and restricted stock. The decrease in total non-cash compensation expense in the first nine months of 2018 was primarily attributable to a revision in our estimate of the number of stock options that are expected to be forfeited.
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

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(In millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Direct research and development expenses:
Dupixent (dupilumab)	$36.4	$50.0	$(13.6)	$106.8	$150.0	$(43.2)
Libtayo (cemiplimab)	53.0	33.7	19.3	129.9	78.3	51.6
Fasinumab	38.7	39.1	(0.4)	152.8	112.0	40.8
Praluent (alirocumab)	16.4	21.2	(4.8)	47.6	61.1	(13.5)
Other product candidates in clinical development and other research programs	85.2	74.6	10.6	198.2	207.4	(9.2)
Total direct research and development expenses	229.7	218.6	11.1	635.3	608.8	26.5
Indirect research and development expenses:
Payroll and benefits	152.8	145.3	7.5	433.5	438.5	(5.0)
Clinical manufacturing costs	85.6	97.7	(12.1)	258.8	300.9	(42.1)
Lab supplies, licensing, and other research and development costs	25.4	17.1	8.3	71.3	47.1	24.2
Occupancy and other operating costs	63.5	51.0	12.5	185.9	151.9	34.0
Total indirect research and development expenses	327.3	311.1	16.2	949.5	938.4	11.1
Total research and development expenses	$557.0	$529.7	$27.3	$1,584.8	$1,547.2	$37.6
Research and development expenses included non-cash compensation expense of $60.4 million and $160.8 million in the third quarter and first nine months of 2018, respectively, and $70.1 million and $213.2 million in the third quarter and first nine months of 2017, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in the third quarter and first nine months of 2018, compared to the same periods in 2017, primarily due to higher headcount and headcount-related costs, higher contributions to independent not-for-profit patient assistance organizations, and, for the first nine months of 2018, an increase in commercialization-related expenses for Dupixent. Selling, general, and administrative expenses also included non-cash compensation expense of $42.9 million and $118.4 million in the third quarter and first nine months of 2018, respectively, and $47.7 million and $146.2 million in the third quarter and first nine months of 2017, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing primarily includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer. The change in cost of collaboration and contract manufacturing for the three months ended September 30, 2018, compared to the same period in 2017, was impacted primarily due to the recognition of manufacturing costs associated with our agreement with BARDA, and higher sales volumes of (i) EYLEA outside the United States and (ii) Sanofi collaboration antibodies. These increases were partly offset by lower expenses recorded in connection with validating our Limerick manufacturing commercial facility. The change in cost of collaboration and contract manufacturing for the nine months ended September 30, 2018, compared to the same period in 2017, was also impacted by lower inventory write-offs and reserves.
Other Income (Expense)
Other income (expense), net, in the first nine months of 2018 increased primarily due to (i) the recognition of unrealized gains on equity securities and (ii) increased interest income earned on available-for-sale debt securities due to higher average investment balances and rising interest rates. In the first quarter of 2018, we adopted Accounting Standards Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018, which requires us to measure equity investments at fair value with changes in fair value recognized in net income; previously, such changes in fair value were recognized in Other comprehensive income (loss).
Other expenses in the first nine months of 2017 included a $30.1 million loss on debt extinguishment related to the 2017 Tarrytown lease transaction.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Income tax expense	$41.2	$177.3	$253.3	$498.8
Effective tax rate	6.5%	31.3%	13.5%	32.7%
On December 22, 2017, the bill known as the "Tax Cuts and Jobs Act" (the Act) was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, includes a number of provisions that impact us, including reducing the U.S. federal corporate income tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income (GILTI)), allowing for a foreign-derived intangible income deduction and immediate expensing of the cost for qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, as a result of the Act being signed into law, we recognized a provisional charge of $326.2 million in the fourth quarter of 2017 related to the re-measurement of our U.S. net deferred tax assets at the lower enacted corporate tax rate. The provisional charge recorded in the fourth quarter of 2017 is an estimate and subject to further analysis, interpretation, and clarification of the Act. During the third quarter of 2018, we recorded an income tax benefit of $11.9 million as an adjustment to the provisional amount recorded as of December 31, 2017. Additional changes to this estimate may occur during the fourth quarter of 2018.
Our effective tax rate for the three and nine months ended September 30, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the tax benefit associated with tax planning in connection with the Act, the federal tax credit for research activities, and, to a lesser extent, stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate. Our effective tax rate for the three and nine months ended September 30, 2017 was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for increased research activities, offset by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,	December 31,	Increase
(In millions)	2018	2017	(Decrease)
Financial assets:
Cash and cash equivalents	$1,087.8	$812.7	$275.1
Marketable securities - current	1,104.3	596.8	507.5
Marketable securities - noncurrent	1,873.6	1,486.5	387.1
	$4,065.7	$2,896.0	$1,169.7

Working capital:
Current assets	$5,719.6	$4,335.0	$1,384.6
Current liabilities	1,417.2	1,135.5	281.7
	$4,302.4	$3,199.5	$1,102.9
Additionally, as of September 30, 2018, we had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).

Sources and Uses of Cash for the Nine Months Ended September 30, 2018 and 2017

	September 30,	September 30,	Increase
(In millions)	2018	2017	(Decrease)
Cash flows provided by operating activities	$1,466.3	$740.2	$726.1
Cash flows used in investing activities	$(1,197.1)	$(669.4)	$(527.7)
Cash flows provided by financing activities	$5.9	$186.1	$(180.2)
Cash Flows from Operating Activities
Our total operating cash flows for the first nine months of 2018, compared to the same period of 2017, were positively impacted by an increase in our net income by $599.1 million. Our net income of $1,624.0 million in the first nine months of 2018 included non-cash compensation expense of $300.7 million and other non-cash items, including non-cash revenue of $75.8 million in connection with Sanofi satisfying its Libtayo development funding obligation in shares of Regeneron stock (see "Sanofi Funding of Certain Development Costs" below) and non-cash income of $21.0 million related to unrealized gains (net) on equity securities. The increase in prepaid expenses and other assets of $87.8 million as of September 30, 2018, compared to December 31, 2017, was partly due to development milestone receivables from Teva and MTPC as of September 30, 2018 (see "Results of Operations - Other Revenue" above for further details).
Our net income of $1,025.0 million in the first nine months of 2017 included non-cash compensation expense of $380.1 million. Deferred tax assets as of September 30, 2017 increased by $108.2 million, compared to December 31, 2016, primarily due to non-cash compensation expense.
Cash Flows from Investing Activities
Capital expenditures were $297.6 million and $165.0 million in the first nine months of 2018 and 2017, respectively. Capital expenditures increased primarily due to higher capital expenditures in connection with renovations and additions at our Limerick, Ireland and Rensselaer, New York manufacturing facilities, and laboratory expansion and renovations at our Tarrytown, New York facilities. We expect to incur capital expenditures of approximately $62 million to $92 million during the fourth quarter of 2018 primarily in connection with expanding a portion of our manufacturing facilities at our Rensselaer, New York facility, continued renovations and expansion of our Limerick, Ireland facility, and laboratory expansion and renovations at our Tarrytown, New York facilities.
Cash Flows from Financing Activities
In the first nine months of 2017, proceeds in connection with capital and facility lease obligations relate to our receipt of $57.0 million in connection with the March 2017 lease transaction as described below under "Tarrytown, New York Leases".
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of September 30, 2018.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of September 30, 2018.

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
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in our Credit Facility. We were in compliance with all covenants of the Participation Agreement and the Lease as of September 30, 2018.
Sanofi Funding of Certain Development Costs
As described above in "Collaborations - Collaborations with Sanofi," effective January 7, 2018, we and Sanofi entered into a Letter Agreement in connection with, among other matters, increasing the development budget amount for Libtayo and allocating additional funds to certain proposed activities relating to dupilumab and REGN3500. Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 1,173,847 shares remain available to be sold as of September 30, 2018) of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions.
During the first nine months of 2018, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 215,387 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded $75.8 million related to the shares received as Treasury Stock during the first nine months of 2018. In addition, during the first nine months of 2018, Sanofi elected to sell, and we elected to purchase (in cash), 10,766 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $4.4 million, as Treasury Stock during the first nine months of 2018.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (filed February 8, 2018). Except as described in Note 1 and Note 3 to our Condensed Consolidated Financial Statements included in this report related to the adoption of ASC 606, Revenue from Contracts with Customers, there were no material changes to our critical accounting policies and use of estimates during the nine months ended September 30, 2018.
Future Impact of Recently Issued Accounting Standards
See Note 12 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (filed February 8, 2018). There have been no material changes to our market risks or to our management of such risks as of September 30, 2018.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the nine months ended September 30, 2018 and 2017, EYLEA net sales in the United States represented 63% and 64% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.

If we or our collaborators are unable to continue to successfully commercialize our products, our business, prospects, operating results, and financial condition will be materially harmed.
We expect that the continued commercial success of our marketed products (in particular, EYLEA, Dupixent, Praluent, Kevzara, and Libtayo) will depend on many factors, including the following (as applicable):

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
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the marketed products subject to such collaborations (such as EYLEA, Dupixent, Praluent, Kevzara, and Libtayo) for the products' currently approved indications in the United States, EU, and other countries where such products are approved. If we or our collaborators fail to maintain regulatory compliance for such products' currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies, or for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.
Serious complications or side effects in connection with the use of our marketed products could materially harm our business, prospects, operating results, and financial condition.
Serious complications or serious, unexpected side effects in connection with the use of our marketed products (such as EYLEA, Dupixent, Praluent, Kevzara, and Libtayo) could materially harm our business, prospects, operating results, and financial condition. For additional information about some of these risks, see "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Serious

complications or side effects in connection with the use of our products and in clinical trials for our product candidates and new indications for our marketed products could cause our regulatory approvals to be revoked or limited or lead to delay or discontinuation of development of our product candidates or new indications for our marketed products, which could severely harm our business, prospects, operating results, and financial condition" below.
Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payers, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition.
Sales of our marketed products (such as EYLEA, Dupixent, Praluent, Kevzara, and Libtayo) in the United States are dependent, in large part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of our marketed products in other countries are dependent, in large part, on similar reimbursement mechanisms and programs in those countries.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration's budget proposal for fiscal year 2019 contains drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA), to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and may implement others impacting our business under its existing authority. CMS has also recently sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. In addition, in August 2018, CMS issued new guidance that recognizes that Medicare Advantage (MA) plans may use step therapy (i.e., requiring the use of less costly medications before more costly medications are approved for coverage) for Part B drugs (such as EYLEA), beginning January 1, 2019, as part of a patient-centered care coordination program. CMS will also consider rulemaking related to step therapy that might be appropriate for 2020 and future years. On October 25, 2018, President Trump announced that CMS was evaluating a pilot program that proposes to set the Medicare payment amount for Part B single-source drugs and biologics to more closely align with international drug prices (also referred to as reference pricing) and pay physicians and hospitals participating in such program a set drug add-on payment for administered drugs. CMS has since issued an advance notice of proposed rulemaking that requests public comment on the pilot program, which is proposed to initially cover fifty percent of Medicare Part B spending on separately payable Part B drugs (such as EYLEA). Congress and the U.S. administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including based on the proposals and initiatives described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.

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

Other competitive or potentially competitive products include Allergan plc's Ozurdex® (dexamethasone intravitreal implant) (approved by the FDA for the treatment of macular edema following RVO and for the treatment of DME) and Alimera Sciences, Inc.'s Iluvien® (fluocinolone acetonide intravitreal implant) (approved by the FDA for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, Genentech/Roche is developing a Lucentis port delivery system implant (currently in a Phase 3 study in patients with wet AMD). Novartis is developing RTH258 (brolucizumab), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD and DME. Novartis announced in June 2017 that two Phase 3 studies of RTH258 met their primary endpoint of non-inferiority to EYLEA and has indicated that submissions to global regulatory authorities are expected by year-end 2018. Companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bi-specific antibody (RG7716) targeting both VEGF and Ang2 for wet AMD and DME (currently in Phase 3 non-inferiority studies comparing RG7716 against EYLEA in DME). Additionally, Allergan is developing abicipar pegol for wet AMD and related conditions, and announced in July 2018 that two Phase 3 studies of abicipar pegol met their primary endpoint of non-inferiority to Lucentis. As recently reported, Chengdu Kanghong Pharmaceutical Industry Group Co., Ltd. is conducting a non-inferiority Phase 3 trial in the United States comparing conbercept, an anti-VEGF fusion protein, against EYLEA in wet AMD. Conbercept is approved in the wet AMD and myopic choroidal neovascularization indications in China. Kodiak Sciences Inc. is developing KSI-301, an anti-VEGF biologic therapy that is conjugated to a phosphorylcholine-based biopolymer to extend its half-life, for wet AMD, DME, and RVO. A Phase 1 study of KSI-301 in patients with DME met its primary safety and tolerability endpoint, and Kodiak has indicated that such Phase 1 study will be expanded into a Phase 1b open label study in patients with wet AMD, DME, and RVO in the fourth quarter of 2018. Products that are being developed for use in combination with EYLEA and/or Lucentis may also pose a competitive threat. Opthea Limited is developing OPT-302, a VEGFR-3 large molecule trap in combination with Lucentis in a Phase 2 trial for wet AMD. Santen Pharmaceuticals Co. Ltd. (in partnership with TRACON Pharmaceuticals, Inc.) is developing DE-122, an anti-endoglin antibody in combination with Lucentis in a Phase 2 trial for wet AMD. Small-molecule tyrosine kinase inhibitors that have activity against VEGF may also compete against EYLEA, if approved for wet AMD and/or related conditions. Graybug Vision, Inc. is developing GB-102, an intravitreally administered depot formulation of the small molecule tyrosine kinase inhibitor, sunitinib, in a Phase 1/2 trial for wet AMD. PanOptica, Inc. is developing PAN-90806, a topically administered tyrosine kinase inhibitor currently in a Phase 1/2 trial for wet AMD. Competitors are also developing other eye-drop formulations, devices, oral therapies, and gene/cell therapies (such as REGENXBIO Inc.'s RGX-314) for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
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
Dupixent. A number of companies are developing antibodies that, if approved, may compete with Dupixent in its current or potential future indications, including Roche (in collaboration with Dermira, Inc.) (an antibody against IL-13); LEO Pharma A/S (in collaboration with AstraZeneca PLC) (IL-13 antibody tralokinumab being developed in the atopic dermatitis indication); AstraZeneca (antibodies against IL-33 and IL-5R); Galderma S.A. (an antibody against IL-31R); AnaptysBio, Inc. (an antibody against IL-33); and Amgen (in collaboration with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). GlaxoSmithKline plc's Nucala® (mepolizumab) and Teva Pharmaceutical Industries Ltd.'s Cinqair® (reslizumab), both of which are antibodies against IL-5, may also compete with Dupixent in its current or potential future indications. Inhaled products may also compete with Dupixent in its current and potential future indications, including Pieris Pharmaceuticals, Inc.'s PRS-060 (an anticalin being developed in partnership with AstraZeneca against IL-4R) and Novartis' CJM112 (an antibody fragment against thymic stromal lymphopoietin). We are also aware of companies developing or marketing small molecules that may compete with Dupixent in its current or potential future indications. These include Pfizer Inc.'s Eucrisa® (crisaborole), a topical ointment that competes with Dupixent in the atopic dermatitis indication; and JAK inhibitors, such as AbbVie Inc.'s upadacitinib, Pfizer's PF-04965842, and Eli Lilly and Company's Olumiant® (baricitinib).
Praluent. Amgen's Repatha® (evolocumab) has already received regulatory approvals in jurisdictions including the U.S., the EU, and Japan, and has captured a significant market share in certain jurisdictions. Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Repatha has also received regulatory approval for cardiovascular risk reduction. Other companies with development programs for injectables against PCSK9 include Alnylam Pharmaceuticals, Inc. (in collaboration with The Medicines Company), which has a clinical program underway with inclisiran, an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. These include bempedoic acid, which is being developed by Esperion Therapeutics, Inc. (currently in Phase 3 clinical development).
Kevzara. Genentech/Roche and Chugai Pharmaceutical Co., Ltd. are marketing an antibody against IL-6R (Actemra® (tocilizumab)) for the treatment of rheumatoid arthritis that competes with Kevzara. In addition, several other companies, including Alder Biopharmaceuticals, Inc. (in collaboration with Vitaeris Inc. and CSL Limited), R-Pharm JSC, BIOCAD, Mycenax Biotech Inc., MICROBIO Group, and Bird Rock Bio, Inc. have antibodies against IL-6 or IL-6R in clinical development. Further, oral, small-molecule JAK inhibitors such as Pfizer's Xeljanz® (tofacitinib), Eli Lilly's Olumiant, Gilead Sciences, Inc.'s filgotinib, and AbbVie's upadacitinib may pose a competitive threat for Kevzara.
Libtayo. There are several competitors that are marketing or developing antibodies against PD-1 and/or PDL-1, including Bristol-Myers Squibb's Opdivo® (nivolumab), Merck & Co., Inc.'s Keytruda® (pembrolizumab), Roche's Tecentriq® (atezolizumab), AstraZeneca's Imfinzi® (durvalumab), Pfizer's Bavencio® (avelumab), Novartis's PDR001, and Celgene Corporation/BeiGene Ltd.'s BGB-A317.
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
We rely on our collaborations with Bayer and Sanofi for commercializing EYLEA and Dupixent, Praluent, Kevzara, and Libtayo, respectively.
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
In addition, while we have elected to co-promote Dupixent, Praluent, and Kevzara with Sanofi in the United States in accordance with the terms of our Antibody Collaboration, we continue to rely in part on Sanofi's sales and marketing organization in the United States for such products. Moreover, even though we lead commercialization efforts for Libtayo in the United States, Sanofi has exercised its option to co-promote Libtayo in the United States in accordance with the terms of our IO Collaboration. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of Dupixent, Praluent, Kevzara, or Libtayo

(as applicable) may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent, Praluent, and Kevzara in the United States. For example, Sanofi records product sales for Dupixent, Praluent, and Kevzara in the United States, serves as the lead regulatory party for certain products and product candidates included in the Antibody Collaboration (e.g., is responsible for regulatory filings and negotiations relating to such products and product candidates) in the United States, and may lead negotiations with payors relating to such products and product candidates. We also rely on Sanofi for sales, marketing, and distribution of Dupixent, Praluent, Kevzara, and (in the future) Libtayo in countries outside the United States.
If we and our collaborators are unsuccessful in continuing to commercialize the marketed products subject to such collaborations, or if Bayer or Sanofi terminate their respective collaborations with us, our business, prospects, operating results, and financial condition would be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Therefore, termination of the Bayer collaboration agreement, our Antibody Collaboration, or our IO Collaboration would create substantial new and additional risks to the successful commercialization of the applicable products, particularly outside the United States. For additional information regarding our collaborations with Bayer and Sanofi, see "Risks Related to Our Reliance on Third Parties - If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed" below and "Risks Related to Our Reliance on Third Parties - If any of our collaborations with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed" below.
Sales of our marketed products recorded by us and our collaborators could be reduced by imports from countries where such products may be available at lower prices.
Our sales of products we commercialize in the United States and our collaborators' sales of products they commercialize under our collaboration agreements with them in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under the relevant collaboration agreements and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA outside the United States is the responsibility of Bayer. Similarly, under our Antibody Collaboration and IO Collaboration with Sanofi, pricing and reimbursement for the products commercialized thereunder outside the United States are the responsibility of Sanofi. Prices for our marketed products in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of our marketed products in the United States may be reduced if the applicable product marketed in those bordering nations is imported into the United States. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of our marketed products in a particular market or reduce sales recorded by us or our collaborators, thereby adversely affecting our results of operations. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from sales of our marketed products could be reduced.
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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the nine months ended September 30, 2018, product sales to two customers accounted on a combined basis for 93% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
In the United States, we must obtain and maintain approval from the FDA for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval.
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
Furthermore, some of our products and product candidates (such as Libtayo) are studied in combination with agents and treatments developed by us or our collaborators. There may be additional risks and unforeseen safety issues resulting from such combined administration, any of which may materially adversely impact clinical development of these product candidates and our ability to obtain regulatory approval.
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
Many of our clinical trials are conducted under the oversight of independent Data Monitoring Committees (DMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible DMCs based on their review of such interim trial results. For example, in April 2018, the DMC monitoring the ongoing safety and efficacy of our Phase 3 clinical trials of fasinumab recommended that the higher dose-regimens be discontinued based on the risk-benefit assessment and that the program may continue with lower dose-regimens of fasinumab. As a result, the ongoing osteoarthritis trials have been modified accordingly and we discontinued dosing patients in the clinical study of fasinumab in chronic low back pain in patients with concomitant osteoarthritis of the knee and hip since this study was using only higher doses. The recommended termination or material modification of any of our ongoing late-stage clinical trials by a DMC could negatively impact the future development of our product candidate(s), and our business, prospects, operating results, and financial condition may be materially harmed.
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
Dupixent is being studied in additional indications, including atopic dermatitis in pediatric patients, CRSwNP, and eosinophilic esophagitis. There is no guarantee that marketing approval of Dupixent in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, and cold sores. These and other complications or side effects could harm further development and/or commercialization of Dupixent.
Libtayo is also being studied in additional indications, including non-small cell lung cancer, basal cell carcinoma, cervical cancer, squamous cell carcinoma of the head and neck, melanoma, colorectal cancer, prostate cancer, multiple myeloma, Hodgkin lymphoma, and non-Hodgkin lymphoma. There is no guarantee that marketing approval of Libtayo in any of these indications will be successfully obtained. The side effects previously reported for Libtayo include certain immune-mediated adverse reactions, such as pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions, as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea.

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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 is the subject of opposition proceedings in the EPO (currently pending before its Boards of Appeal), as described in Note 11 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the USPTO, the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or our collaborator Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent and patent infringement proceedings relating to Dupixent, as described in Note 11 to our Condensed Consolidated Financial Statements. In addition, we are currently party to patent infringement proceedings initiated by us relating to our patents that concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Note 11 to our Condensed Consolidated Financial Statements.
We are aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies; antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis with such antibodies; antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies; and antibodies to PD-1 and methods of treating cancer with such antibodies. In addition to Dupixent (dupilumab), Praluent (alirocumab), Kevzara (sarilumab), and Libtayo (cemiplimab), our late-stage antibody-based pipeline includes fasinumab, an antibody to NGF, and evinacumab, an antibody to ANGPTL3.
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
We seek to obtain licenses to patents when, in our judgment, such licenses are needed or advisable. For example, in August 2018, we and Sanofi entered into a license agreement with Bristol-Myers Squibb, E. R. Squibb & Sons, and Ono Pharmaceutical to obtain a license under certain patents owned and/or exclusively licensed by one or more of these parties that includes the right to develop and sell Libtayo, as discussed further under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Marketed Products - Additional Information on 2018 Developments." If any licenses are required, we may not be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain any such license could prevent us from developing or commercializing any one or more of our products or product candidates, which could severely harm our business.
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

Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could result in our being unable to continue to successfully commercialize EYLEA, to successfully commercialize Dupixent, Praluent, Kevzara, and Libtayo and, if approved, our product candidates or other indications for our marketed products, and to advance our clinical pipeline.
Our manufacturing facilities would be inadequate to produce the active pharmaceutical ingredients of (a) our current marketed products, including EYLEA, Dupixent, Praluent, Kevzara, and Libtayo, and (b) our antibody-based product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to rely on our collaborators, as well as contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products to the extent such quantities are not manufactured at our own facility. As we increase our production in anticipation of potential regulatory approval for our late-stage antibody-based product candidates, our current manufacturing capacity will likely not be sufficient, and we may depend on our collaborators or contract manufacturers, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our collaborators, contract manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
We own an approximately 445,000-square-foot facility in Limerick, Ireland, which we purchased and subsequently renovated to expand our manufacturing capacity and support our global supply chain. In the future, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing activities. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures and various regulatory approvals and permits. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, including EYLEA, Dupixent, Praluent, Kevzara, and Libtayo, and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
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

If sales of EYLEA, Dupixent, Praluent, Kevzara, or Libtayo do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties or our collaborators.
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. We use our manufacturing facilities primarily to produce bulk product for commercial supply of our marketed products and clinical and preclinical candidates for ourselves and our collaborations. We also plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products and new product candidates if they are approved for marketing. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us. In addition, if we or our collaborators experience excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results.
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
The current U.S. administration and Congress could carry out significant changes in legislation, regulation, and government policy (including with respect to the possible repeal of all or portions of the PPACA, possible government reimbursement changes and drug price control measures, and possible changes in the existing treaty and trade relationships with other countries), as evidenced by statements and recent actions of President Trump and certain members of Congress (including those discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payers, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition"). While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA.

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
For example, in a referendum held in the United Kingdom, voters have approved an exit from the EU, commonly referred to as "Brexit." As a result of the referendum, the British government has begun negotiating the terms of the United Kingdom's future relationship with the EU. We do not know to what extent Brexit will impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. We have large-scale manufacturing operations in Limerick, Ireland and have also established an office in the vicinity of London. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.
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
We rely heavily on funding from Sanofi to support certain research and development programs, including our immuno-oncology research and development programs. Sanofi has committed to reimburse us for up to $825.0 million of the costs of our efforts to identify and validate potential immuno-oncology targets and develop fully-human therapeutic antibodies against such targets under the IO Discovery and Development Agreement over the term of the IO Discovery and Development Agreement. Sanofi also initially funds almost all of the development expenses incurred in connection with the clinical development of product candidates for which

Sanofi is the principal controlling party under our IO Collaboration. In addition, Sanofi initially funds half of the development expenses incurred in connection with the clinical development of product candidates for which we are the principal controlling party under our IO Collaboration (subject to, in the case of Libtayo, a development budget amount of $1.64 billion). We rely on Sanofi to fund these activities. In addition, with respect to Dupixent, Praluent, Kevzara, and REGN3500, which Sanofi co-develops with us under our Antibody Collaboration, or for products or product candidates for which Sanofi is the principal controlling party under our IO Collaboration, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining and maintaining regulatory approval. Following regulatory approval, we also rely on Sanofi to lead (i) the commercialization efforts of Dupixent, Praluent, Kevzara, and REGN3500 under our Antibody Collaboration and (ii) the commercialization efforts outside the Unites States to support all products that are co-developed by Sanofi and us under our IO Collaboration (such as Libtayo) (as well as the commercialization efforts in the United States to support all products for which Sanofi is the principal controlling party under our IO Collaboration).
If Sanofi does not elect to co-develop the product candidates discovered under our IO Collaboration or opts out of their development, unless we enter into a collaboration agreement with another party, we would be required to fund and conduct on our own the clinical trials, regulatory activities, and the ensuing commercialization efforts to support those antibody-based products. For example, under our Antibody Collaboration, Sanofi elected not to continue co-development of fasinumab and trevogrumab, and decided not to opt in to the evinacumab and other programs. In addition, as previously reported, we will now be required to fund all of our antibody discovery activities and the research and preclinical development activities of our drug candidates (other than those funded under the IO Discovery and Development Agreement or other collaboration agreements), as Sanofi's funding obligations under the Antibody Discovery Agreement have ceased.
If Sanofi terminates the License and Collaboration Agreement or the IO Collaboration or fails to comply with its payment obligations under any of our collaborations, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates that it elects to co-develop, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for products commercialized under our Antibody Collaboration, such as Dupixent, Praluent, and Kevzara, or our IO Collaboration, such as Libtayo (see also "Risks Related to Commercialization of Products - If we need to establish commercial capabilities outside the United States and are unable to do so, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the License and Collaboration Agreement or the IO License and Collaboration Agreement would create substantial new and additional risks to the successful development and commercialization of (i) Dupixent, Praluent, and Kevzara and (ii) Libtayo, respectively, particularly outside the United States.
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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; George D. Yancopoulos, M.D., Ph.D., our President and Chief Scientific Officer; and Neil Stahl, Ph.D., our Executive Vice President, Research and Development. As we continue to commercialize EYLEA, Dupixent, Praluent, Kevzara, and Libtayo and, assuming the receipt of required regulatory approvals, other products, we are also highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.
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
As of September 30, 2018, we had $1,087.8 million in cash and cash equivalents and $2,977.9 million in marketable securities (including $143.7 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
Risks Related to Our Common Stock
Our stock price is extremely volatile.
There has been significant volatility in our stock price and generally in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:

•	net product sales of our marketed products (as recorded by us or our collaborators), in particular EYLEA, Dupixent, and Libtayo, as well as our overall operating results;

•	if any of our product candidates or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;

•	market acceptance of, and the market share for, our marketed products, especially EYLEA, Dupixent, and Libtayo;

•	whether our net product sales and net profits underperform, meet, or exceed the expectations of investors or analysts;

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2018, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 43.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2018. As of September 30, 2018, Sanofi beneficially owned 23,654,384 shares of our Common Stock, representing approximately 22.3% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time are subject to a "lock-up" and may not be sold until December 20, 2020 (other than with respect to an aggregate of up to 1,173,847 shares, as to which we have agreed to waive the lock-up during the term of the letter agreement with Sanofi described below under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management" and which currently remain available to be sold in accordance with the letter agreement). These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our Company. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market (including, in the case of Sanofi, as a result of the lock-up waiver referred to above), or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2018, holders of Class A Stock held 15.2% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2018:

•
our current executive officers and directors beneficially owned 9.5% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2018, and 20.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2018; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 43.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2018. In addition, these five shareholders plus our Chief Executive Officer held approximately 50.1% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2018.

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
Effective January 7, 2018, we and Sanofi and certain of Sanofi's direct and indirect subsidiaries entered into a letter agreement in connection with (a) the increase of the development budget amount for Libtayo set forth in the IO License and Collaboration Agreement and (b) the allocation of additional funds to certain proposed activities relating to the Dupilumab/REGN3500 Eligible Investments. Pursuant to the letter agreement, we have agreed, among other things, to grant a limited waiver of Sanofi's obligation to maintain the Highest Percentage Threshold during the term of the letter agreement in order to allow Sanofi to satisfy in whole or in part (a) its funding obligations with respect to the Libtayo development costs under the IO License and Collaboration Agreement for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to 800,000 shares of our Common Stock directly or indirectly owned by Sanofi (of which 584,613 currently remains available) and (b) its funding obligations with respect to the costs incurred by or on behalf of the parties to the Antibody License and Collaboration Agreement with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to 600,000 shares of our Common Stock directly or indirectly owned by Sanofi (of which 589,234 currently remains available). If Sanofi desires to sell shares of our Common Stock during the term of the letter agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. In addition, we and Sanofi have agreed that, upon termination of the letter agreement, the amended and restated investor agreement will be amended to define "Highest Percentage Threshold" as the lower of (i) 25% of our outstanding shares of Class A Stock and Common Stock (taken together) and (ii) the higher of (a) Sanofi's percentage ownership of Class A Stock and Common Stock (taken together) on such termination date and (b) the highest percentage ownership of our outstanding shares of Class A Stock and Common Stock (taken together) Sanofi attains following such termination date.
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
Similarly, pursuant to our 2016 ANG2 license and collaboration agreement with Bayer (which was terminated on November 1, 2018 by agreement of the parties but whose "standstill" provisions continue to be in effect as described below), Bayer is bound by certain "standstill" provisions, which contractually prohibit Bayer from seeking to influence the control of our Company or acquiring more than 20% of our outstanding Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) November 1, 2023; (ii) the public announcement of a tender offer, exchange offer, or other proposal that would constitute a change of control of our Company; (iii) the acquisition by a third party or a group of third parties (other than by Dr. Schleifer or his affiliates) of more than 20% of the voting power of our outstanding Class A Stock and Common Stock (taken together); (iv) the issuance of shares of capital stock to another party (other than to an underwriter in a public offering) that would result in such party's having more than 7% of the voting power of our outstanding Class A Stock and Common Stock (taken together) unless such third party enters into a standstill agreement containing terms substantially similar to the standstill obligations of Bayer; or (v) other specified events, such as a liquidation or dissolution of our Company.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table reflects shares of Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under one of our long-term incentive plans in the third quarter of 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

9/1/2018–9/30/2018	2,590	$394.53	—	—
The following table reflects shares of Common Stock we elected to purchase from Sanofi during the third quarter of 2018 pursuant to the terms of the Letter Agreement relating to Sanofi's funding obligation in connection with (i) Libtayo development costs incurred under the IO License and Collaboration Agreement and (ii) certain activities relating to dupilumab and REGN3500 incurred under the LCA. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Collaboration Agreements - Collaborations with Sanofi" for further information.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

9/1/2018–9/30/2018	104,552	$406.68	—	—
ITEM 5. OTHER INFORMATION
Termination of Ang2 Agreement with Bayer
On November 1, 2018, we and Bayer HealthCare LLC (Bayer) agreed to terminate the License and Collaboration Agreement, dated as of March 23, 2016 (the Ang2 Agreement). The Ang2 Agreement governed our collaboration with Bayer for the joint development and commercialization outside the United States of an antibody product candidate to angiopoietin-2 (Ang2), REGN910-3, for the treatment of ocular diseases or disorders. As we previously reported, in the fourth quarter of 2017, the Company reported that results from two Phase 2 studies of REGN910-3 did not provide sufficient differentiation to warrant Phase 3 development.

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

REGENERON PHARMACEUTICALS, INC.

Date:	November 6, 2018	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)