Form 10-K
period 2018-12-31
REGENERON PHARMACEUTICALS INC
filed 2019-02-07
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $35,741,000,000, computed by reference to the closing sales price of the stock on NASDAQ on June 29, 2018, the last trading day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has assumed that all of its directors and executive officers, and no other persons, are its affiliates. This determination of affiliate status is not necessarily a determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 2019:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,354
Common Stock, $.001 par value	107,365,835

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 78 to 83 of this filing.

REGENERON PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

"ARCALYST®", "EYLEA®", "Libtayo®" (in the United States), "Regeneron®", "Regeneron Genetics Center®", "Veloci-BiTM", "VelociGene®", "VelociMab®", "VelocImmune®", "VelociMouse®", "VelociSuite®", and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Libtayo® (cemiplimab) Injection, fasinumab, and evinacumab; the likelihood and timing of achieving any of our anticipated clinical development milestones and the impact of the recent and any potential future U.S. government shutdowns on the anticipated timing of any U.S. Food and Drug Administration regulatory action referenced in this report; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Dupixent, Praluent, Kevzara, Libtayo, fasinumab, and evinacumab; the extent to which the results from the research and development programs conducted by us or our collaborators may be replicated in other studies and lead to therapeutic applications; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA, Dupixent, Praluent, Kevzara, and Libtayo), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties to perform filling, finishing, packaging, labeling, distribution, and other steps related to our products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto, including without limitation the patent litigation proceedings relating to EYLEA, Dupixent, and Praluent described further in Note 17 to our Consolidated Financial Statements included in this report. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part I, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Selected financial information is summarized as follows:

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Revenues	$6,710.8	$5,872.2	$4,860.4
Net income	$2,444.4	$1,198.5	$895.5
Net income per share - diluted	$21.29	$10.34	$7.70

Marketed Products
We currently have seven products that have received marketing approval:

Product		Disease Area(1)	Territory
			U.S.	EU	Japan	Certain other countries outside the U.S.
EYLEA (aflibercept) Injection(2)	•	Neovascular age-related macular degeneration (wet AMD)	✓	✓	✓	✓
	•	Diabetic macular edema (DME)	✓	✓	✓	✓
	•	Macular edema following retinal vein occlusion (RVO), which includes macular edema following central retinal vein occlusion (CRVO) and macular edema following branch retinal vein occlusion (BRVO)	✓	✓	✓	✓
	•	Myopic choroidal neovascularization (mCNV)		✓	✓	✓
	•	Diabetic retinopathy in patients with DME	✓
Dupixent (dupilumab) Injection(3)	•	Atopic dermatitis (in adults)	✓	✓	✓	✓
	•	Asthma (in adults and adolescents)	✓
Praluent (alirocumab) Injection(3)	•	Heterozygous familial hypercholesterolemia (HeFH) or clinical atherosclerotic cardiovascular disease (ASCVD) (in adults)	✓	✓	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	•	Rheumatoid arthritis (RA) (in adults)	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(3)(5)	•	Metastatic or locally advanced cutaneous squamous cell carcinoma (CSCC)	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use	•	Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(4)	•	Metastatic colorectal cancer (mCRC)	✓	✓	✓	✓

(1) Refer to label information in each territory for specific indication
(2) In collaboration with Bayer (outside the United States)
(3) In collaboration with Sanofi
(4) Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net sales of ZALTRAP

(5) Marketed as Libtayo (cemiplimab-rwlc) Injection in the United States

Net Product Sales of Regeneron-Discovered Products(2)	Year Ended December 31,
(In millions)	2018			2017			2016
	U.S.	ROW(1)	Total	U.S.	ROW(1)	Total	U.S.	ROW(1)	Total
EYLEA(2)	$4,076.7	$2,668.9	$6,745.6	$3,701.9	$2,226.9	$5,928.8	$3,323.1	$1,872.3	$5,195.4
Libtayo	14.8	—	14.8	—	—	—	—	—	—
ARCALYST	14.7	—	14.7	16.6	—	16.6	15.3	—	15.3
Net product sales recorded by Regeneron	$4,106.2			$3,718.5			$3,338.4

Net product sales recorded by Sanofi(2):
Dupixent	$776.3	$145.7	$922.0	$253.8	$2.7	$256.5	—	—	—
Praluent	$181.3	$125.5	$306.8	$131.4	$63.3	$194.7	$94.4	$21.9	$116.3
Kevzara	$74.7	$21.9	$96.6	$11.6	$1.7	$13.3	—	—	—
ZALTRAP	$9.0	$98.8	$107.8	$10.7	$73.1	$83.8	$16.6	$55.7	$72.3

(1) Rest of world
(2) Bayer records net product sales of EYLEA outside the United States and Sanofi records global net product sales of Dupixent, Praluent, Kevzara, and ZALTRAP. Refer to "General" above and "Collaboration Agreements" below for further details.

Programs in Clinical Development
All 21 of our product candidates in clinical development were discovered in our research laboratories and are summarized below. We used our VelocImmune® technology to generate each of the antibodies in the table below. There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development (including any post-approval studies), uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, and changes in the competitive landscape affecting a product candidate. Refer to Item 1A. "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs.

Clinical Program	Phase 1		Phase 2		Phase 3		Regulatory Review(i)
EYLEA				•	Non-proliferative diabetic retinopathy (NPDR) in patients without DME	•	Diabetic retinopathy (U.S.)
Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit		•	Grass allergy	•	Atopic dermatitis in adolescents and pediatrics (6–11 years of age)(d)	•	Asthma in adults and adolescents (EU and Japan)
		•	Peanut allergy
				•	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)	•	Atopic dermatitis in adolescents (12–17 years of age) (U.S. and EU)
				•	Asthma in pediatrics (6–11 years of age)	•	Auto-injector for 200 mg dose (U.S. and EU)
				•	Eosinophilic esophagitis (EOE) (Phase 2/3)(c)	•	Chronic rhinosinusitis with nasal polyposis (CRSwNP) (U.S.)

Clinical Program (continued)		Phase 1		Phase 2		Phase 3		Regulatory Review(i)
Praluent (alirocumab)(a) Antibody to PCSK9					•	Homozygous familial hypercholesterolemia (HoFH)(c) in adults and pediatrics	•	Cardiovascular risk reduction (U.S. and EU)
					•	HeFH in pediatrics	•	First-line treatment of hyperlipidemia (U.S.)
Kevzara (sarilumab)(a) Antibody to IL-6R			•	Polyarticular-course juvenile idiopathic arthritis (pcJIA)	•	Polymyalgia rheumatica
			•	Systemic juvenile idiopathic arthritis (sJIA)	•	Giant cell arteritis
Libtayo (cemiplimab)(a) Antibody to PD-1(h)	•	Solid tumors and advanced hematologic malignancies	•	Metastatic or locally advanced CSCC(d)	•	First-line non-small cell lung cancer (NSCLC)	•	Metastatic or locally advanced CSCC (EU)
			•	Basal cell carcinoma (BCC) (potentially pivotal study)	•	Second-line cervical cancer
Fasinumab(b)(f) (REGN475) Antibody to NGF					•	Osteoarthritis of knee and hip(e)
Evinacumab(f) (REGN1500) Antibody to ANGPTL3			•	Refractory hypercholesterolemia (both HeFH and non-FH)	•	HoFH(c)(d)
			•	Severe hypertriglyceridemia
Garetosmab(f) (REGN2477) Antibody to Activin A	•	Muscle-wasting diseases (in combination with trevogrumab)	•	Fibrodysplasia ossificans progressiva (FOP)(c)(e) (potentially pivotal study)
REGN3500(a) Antibody to IL-33. Studied as monotherapy and in combination with Dupixent.			•	Asthma
			•	Chronic obstructive pulmonary disease (COPD)
			•	Atopic dermatitis
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	•	Muscle-wasting diseases (in combination with garetosmab)
REGN1908-1909(f) Multi-antibody therapy to Feld1	•	Cat allergy
REGN1979 Bispecific antibody against CD20 and CD3	•	Certain B-cell malignancies (monotherapy and in combination with Libtayo)(c)
REGN-EB3(g) (REGN3470-3471-3479) Multi-antibody therapy to Ebola virus	•	Ebola virus infection(c)

Clinical Program (continued)		Phase 1	Phase 2	Phase 3	Regulatory Review(i)
REGN3048-3051(g) Multi-antibody therapy to Middle East Respiratory Syndrome (MERS) virus	•	MERS virus infection
REGN3767(f) Antibody to LAG-3 protein	•	Advanced cancers (administered alone or in combination with Libtayo)
Pozelimab(f) (REGN3918) Antibody to C5	•	Paroxysmal nocturnal hemoglobinuria (PNH)
REGN4461 Agonist antibody to leptin receptor (LEPR)	•	Lipodystrophy and obesity
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	•	Platinum-resistant ovarian cancer (administered alone or in combination with Libtayo)
REGN4659(f) Antibody to CTLA4	•	Advanced NSCLC (administered alone or in combination with Libtayo)
REGN5069 Antibody to GFRα3	•	Pain
REGN5458(a) Bispecific antibody targeting BCMA and CD3	•	Multiple myeloma

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

(h) Studied as monotherapy and in combination with other antibodies and treatments
(i) Regulatory application submitted. Information in this column relates to U.S., European Union (EU), and Japan submissions only.
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

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2018 and 2019 to date were, and select 2019 milestones for the remainder of 2019 are, as follows:

Clinical Program		2018 and 2019 Events to Date		Select 2019 Milestones
EYLEA	•	Chinese State Food and Drug Administration (CFDA) approved EYLEA for DME and wet AMD	•	FDA decision on sBLA for the treatment of diabetic retinopathy (target action date of May 13, 2019)
	•	Reported 24-week positive top-line results from Phase 3 PANORAMA study for the treatment of NPDR in patients without DME	•	Re-submission of Prior-Approval Supplement (PAS) for pre-filled syringe
			•	Initiate a study of a high dose formulation of aflibercept
	•	Reported that the Phase 3 PANORAMA study met its one-year primary endpoint and key secondary endpoints
	•	Submitted sBLA for the treatment of diabetic retinopathy
	•	FDA issued Complete Response Letter (CRL) regarding the sBLA for pre-filled syringe
	•	Treat and Extend dosing regimen approved in the EU for wet AMD
	•	FDA approved sBLA for every 12-week dosing regimen option after one year of effective therapy in patients with wet AMD
	•	FDA approved sBLA for vial-only presentation
Dupixent (dupilumab; IL-4R Antibody)	•	Ministry of Health, Labor and Welfare (MHLW) in Japan approved Dupixent for the treatment of atopic dermatitis in adults not adequately controlled with existing therapies	•	FDA decision on sBLA for expanded atopic dermatitis indication in adolescent patients (12–17 years of age) (target action date of March 11, 2019)
	•	Initiated Phase 2/3 study in pediatric patients (6 months–5 years of age) with severe atopic dermatitis	•	Report results from Phase 3 study in pediatric patients (6–11 years of age) with atopic dermatitis
	•	Reported positive results from Phase 3 study in adolescent patients (12–17 years of age) with atopic dermatitis	•	European Medicines Agency (EMA) decision on regulatory application for asthma
	•	FDA accepted for priority review sBLA for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)	•	Initiate Phase 2/3 program in COPD
			•	FDA (target action date of March 11, 2019) and EMA decisions on applications for 200 mg auto-injector
	•	Submitted Marketing Authorization Application (MAA) for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)
	•	FDA approved sBLA for moderate-to-severe asthma in patients 12 years of age and older
	•	Regulatory application for asthma accepted for review by the EMA and Pharmaceuticals and Medical Devices Agency (PMDA) in Japan
	•	Positive results from two Phase 3 trials for the treatment of moderate-to-severe asthma published in the New England Journal of Medicine
	•	Initiated Phase 2 study in grass allergy

Clinical Program (continued)		2018 and 2019 Events to Date		Select 2019 Milestones
Dupixent (dupilumab; IL-4R Antibody) (continued)	•	Initiated Phase 2/3 study in eosinophilic esophagitis
	•	Initiated Phase 2 study in peanut allergy
	•	Submitted sBLA for auto-injector for 200 mg dose
	•	Reported positive top-line results from both Phase 3 trials of patients with CRSwNP
	•	Submitted sBLA for CRSwNP
Praluent (alirocumab; PCSK9 Antibody)	•	Reported positive results from ODYSSEY OUTCOMES study	•	FDA (target action date of April 28, 2019) and EMA decisions on applications for cardiovascular risk reduction
	•	Submitted sBLA and MAA variation for cardiovascular risk reduction
	•	European Medicine Agency's Committee for Medicinal Products for Human Use (CHMP) recommended approval for a new indication to reduce cardiovascular risk	•	FDA decision on sBLA for first-line treatment of hyperlipidemia (target action date of April 29, 2019)
	•	Submitted sBLA for first-line treatment of hyperlipidemia
	•	Initiated Phase 3 pediatric studies in HeFH and HoFH
	•	FDA approved sBLA for use with apheresis
Kevzara (sarilumab; IL-6R Antibody)	•	FDA approved sBLA for single-dose pre-filled pen presentation
	•	Initiated Phase 2 study in sJIA
	•	Initiated Phase 3 study in polymyalgia rheumatica
	•	Initiated Phase 3 study in giant cell arteritis
Libtayo (cemiplimab; PD-1 Antibody)	•	EMA accepted for review MAA for advanced CSCC	•	Regulatory agency decision for advanced CSCC in the EU
	•	Positive results from pivotal trial in advanced CSCC published in the New England Journal of Medicine	•	Continue patient enrollment in NSCLC and various other studies
	•	FDA approved BLA for the treatment of advanced CSCC
	•	Reported positive results from Phase 1 study in advanced NSCLC
	•	Initiated additional Phase 3 studies in advanced NSCLC
Fasinumab (NGF Antibody)	•	Completed patient enrollment in the efficacy sub-study of the Phase 3 long-term safety study in osteoarthritis	•	Continue patient enrollment in Phase 3 long-term safety study and Phase 3 efficacy studies in osteoarthritis
	•	Independent Data Monitoring Committee (DMC) recommended higher dose-regimens be discontinued, and osteoarthritis trials modified accordingly
	•	Discontinued dosing in chronic low back pain in patients with concomitant osteoarthritis of the knee and hip
	•	Reported positive top-line results from first Phase 3 efficacy study in osteoarthritis

Clinical Program (continued)		2018 and 2019 Events to Date		Select 2019 Milestones
Evinacumab (ANGPTL3 Antibody)	•	Initiated Phase 3 study in HoFH	•	Report results from Phase 3 study in HoFH
	•	Completed patient enrollment in Phase 3 study in HoFH
	•	Initiated Phase 2 study in severe hypertriglyceridemia
Garetosmab (REGN2477; Activin A Antibody)	•	Initiated potentially pivotal Phase 2 study in patients with FOP
REGN3500 (IL-33 Antibody)	•	Initiated Phase 2 study in asthma	•	Report results from Phase 2 study in asthma
	•	Completed patient enrollment in Phase 2 study in asthma
	•	Initiated Phase 2 study in COPD
	•	Initiated Phase 2 study in atopic dermatitis
Trevogrumab (GDF8 Antibody) in combination with garetosmab	•	Reported positive results from single-dose portion of Phase 1 study	•	Report results from multi-dose portion of Phase 1 study
REGN1908-1909 (Feld1 Antibody)			•	Initiate Phase 2 study in cat allergic asthmatics
REGN1979 (CD20 and CD3 Antibody)	•	FDA granted orphan drug designation in follicular lymphoma (FL)	•	Initiate potentially pivotal Phase 2 study in FL
	•	Presented positive results from Phase 1 study in patients with relapsed or refractory B-cell non-Hodgkin lymphoma at American Society of Hematology (ASH) Annual Meeting	•	Initiate potentially pivotal Phase 2 study in diffuse large B-cell lymphoma (DLBCL)

REGN-EB3 (REGN3470-3471-3479; Multi-antibody therapy to Ebola virus)	•	Being used investigationally in the Democratic Republic of the Congo in Ebola virus infection outbreak
	•	Included in randomized controlled trial run by World Health Organization
REGN3048-3051 (Multiple-antibody therapy to MERS)	•	Initiated Phase 1 study in healthy volunteers	•	Complete Phase 1 study in healthy volunteers
REGN3767 (LAG-3 Antibody)	•	Opened monotherapy expansion cohorts as well as in combination with Libtayo in multiple indications
Pozelimab (REGN3918; C5 Antibody)	•	Completed Phase 1 study in healthy volunteers	•	Initiate Phase 2 study in PNH
REGN4461 (LEPR Agonist Antibody)	•	Initiated Phase 1 study in healthy volunteers	•	Initiate Phase 2 study in generalized lipodystrophy
REGN4018 (MUC16 and CD3 Antibody)	•	Initiated Phase 1 study in platinum-resistant ovarian cancer
REGN4659 (CTLA4 Antibody)	•	Initiated Phase 1 study in advanced NSCLC
REGN5069 (GFRα3 Antibody)	•	Initiated Phase 1 study in healthy volunteers	•	Complete Phase 1 study in healthy volunteers
			•	Initiate Phase 2 study in osteoarthritis
REGN5458 (BCMA and CD3 Antibody)	•	Initiated Phase 1 study in multiple myeloma

Additional Information on 2018 Developments for Products and Product Candidates
EYLEA (aflibercept) - Ophthalmologic Diseases
In March 2018, we announced that the Phase 3 PANORAMA trial evaluating EYLEA in NPDR met its 24-week primary endpoint. PANORAMA is an ongoing, pivotal, double-masked, randomized two-year trial that enrolled 402 patients and is designed to investigate EYLEA for the improvement of moderately severe and severe NPDR without DME, compared to sham injection. In October 2018, we announced that the Phase 3 PANORAMA trial met its one-year (52-week) primary endpoint and key secondary endpoints. The Company submitted a supplemental Biologics License Application (sBLA) for the treatment of diabetic retinopathy during 2018. Diabetic retinopathy is a complication of diabetes mellitus characterized by microvascular damage to the blood vessels in the retina. It can progress to proliferative diabetic retinopathy (PDR), where new, abnormal vessels that are susceptible to hemorrhage grow initially from the retina and/or optic disc and extend beyond the internal limiting membrane. PDR can subsequently lead to various vision-threatening complications such as vitreous hemorrhage, traction macular detachment, and Neovascular Glaucoma (NVG). Patients are often observed until disease progresses sufficiently to warrant intraocular surgery (vitrectomy) or, more commonly, extensive laser treatment (panretinal photocoagulation (PRP)). PRP is utilized with the intent of preserving function of the central retina, but is inherently destructive to the peripheral retina and may result in loss of peripheral vision.
In October 2018, we also announced that the FDA issued a CRL regarding the Chemistry, Manufacturing, and Controls (CMC) PAS for the EYLEA pre-filled syringe. The CRL requested additional information regarding manufacturing and supply processes and the completion of a usability study evaluating a single injection of the EYLEA pre-filled syringe in approximately 30 patients. We are compiling all the requested information and plan to resubmit the PAS in the first half of 2019.
Dupixent (dupilumab) for allergic and inflammatory conditions
In May 2018, we and Sanofi announced that a pivotal Phase 3 trial evaluating Dupixent to treat moderate-to-severe atopic dermatitis in adolescents (ages 12–17) met its primary and key secondary endpoints. In the trial, treatment with Dupixent as monotherapy significantly improved measures of overall disease severity, skin clearing, itching and certain health-related quality of life measures. Patients treated with Dupixent had significant improvement in disease severity at 16 weeks. The primary endpoints were the proportion of patients achieving Investigator's Global Assessment (IGA) score of 0 (clear) or 1 (almost clear) and 75% improvement in Eczema Area and Severity Index (EASI-75, co-primary endpoint outside of the U.S.) at 16 weeks. In the trial, the safety profile of Dupixent was consistent with that seen in adults in previous trials with atopic dermatitis. An sBLA and an MAA for an expanded atopic dermatitis indication in adolescent patients (12–17 years of age) have been submitted.
In October 2018, we and Sanofi announced that both pivotal Phase 3 placebo-controlled trials evaluating Dupixent in adults with inadequately-controlled chronic rhinosinusitis with nasal polyps met all their primary and secondary endpoints. In these trials, Dupixent significantly reduced nasal polyp size, nasal congestion severity, and need for systemic corticosteroids and/or surgery. The rates of adverse events were generally similar across Dupixent and placebo, and no new or unexpected side effects related to Dupixent were observed. An sBLA for CRSwNP has been submitted.
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
Praluent (alirocumab) for LDL cholesterol reduction
In March 2018, we and Sanofi announced that the ODYSSEY OUTCOMES trial met its primary endpoint, demonstrating that high-risk patients who added Praluent to maximally-tolerated statins experienced significantly fewer major adverse cardiovascular events compared to those on maximally-tolerated statins alone. For the first time, adding a lipid-lowering therapy to maximally-tolerated statins was associated with reduced death from any cause. A more pronounced effect was observed in patients with baseline LDL-cholesterol (LDL-C) levels at or above 100 mg/dL despite maximally-tolerated statins, who are at high risk of suffering a future event; in this group, Praluent reduced risk of major adverse cardiovascular events by 24% and was associated with a 29% reduced death from any cause. In this 18,924-patient, long-term trial, the safety profile of Praluent was consistent with previous trials and no new safety issues were observed. Based on the positive results from this trial, an sBLA and an MAA for cardiovascular risk reduction have been submitted.
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

In February 2019, the CHMP adopted a positive opinion for Praluent, recommending a new indication to reduce cardiovascular risk by lowering LDL-C levels in adults with established ASCVD.
Libtayo (cemiplimab) for cancer
The PD-1 immune checkpoint pathway has emerged as a major mechanism by which cancers evade immune destruction. Several drugs blocking either PD-1 or PD-L1 (one of the two ligands that bind PD-1) have been approved. Libtayo is an anti-PD-1 antibody. We are developing Libtayo as a foundation for a diverse and comprehensive immuno-oncology portfolio. Our initial approval strategy is focused on monotherapy in selected indications. Subsequent development activities are expected to include combinations with other anti-cancer agents. Libtayo is also being studied by other companies in combination with their proprietary assets.
As it relates to the Phase 3 program in non-small cell lung cancer, we have recently announced that we are focusing efforts in first-line treatment on combination therapy of cemiplimab with chemotherapy.
On September 28, 2018, the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced CSCC who are not candidates for curative surgery or curative radiation. Libtayo is the first and currently only treatment specifically approved and available for advanced CSCC in the United States.
In August 2018, we and Sanofi entered into a license agreement with Bristol-Myers Squibb Company, E. R. Squibb & Sons, L.L.C., and Ono Pharmaceutical Co., Ltd. to obtain a license under certain patents owned and/or exclusively licensed by one or more of these parties that includes the right to develop and sell Libtayo. Under the agreement, we and Sanofi made an up-front payment of $20.0 million and are obligated to pay royalties of 8.0% on worldwide sales of Libtayo through December 31, 2023, and royalties of 2.5% from January 1, 2024 through December 31, 2026. The up-front payment was shared, and the royalties are shared, equally by us and Sanofi.
Fasinumab for pain due to osteoarthritis
Pain is among the most common reasons people see the doctor and why analgesics, including opioids, are among the most commonly prescribed drugs. Pain is a major cause of work disability and impaired quality of life. Targeting NGF is a potential new way to manage pain without resorting to opiods. NGF expression is elevated in many acute and chronic painful conditions and NGF blockade has demonstrated efficacy in clinical trials. Fasinumab is an antibody to NGF. The fasinumab clinical development program is expected to comprise up to approximately 10,000 patients treated with fasinumab.
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
In 2017, we and BARDA entered into an agreement to discover, research, develop, and manufacture a portfolio of antibodies targeting up to 10 pathogens, starting with Influenza virus, that pose significant risk to public health. The emerging pathogens treatment portfolio will be pursued using an Other Transaction Agreement (OTA), which provides a funding and collaboration vehicle for HHS to promote innovation in technology for advanced research and development. Under the OTA, which has a term of 10 years, HHS will fund 80% of our costs for research, development, and manufacturing activities for antibodies that are selected to move forward.

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
VelociSuite. VelociSuite consists of VelocImmune, VelociGene, VelociMouse®, VelociMab, Veloci-BiTM, and other related technologies. The VelocImmune mouse platform is utilized to produce fully human antibodies. VelocImmune was generated by exploiting our VelociGene technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or "humanized," with corresponding human immune gene loci. VelocImmune mice can be used efficiently to generate fully human antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical and clinical development.
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
We have utilized our VelociSuite technologies to develop a class of potential drug candidates, known as bi-specific antibodies. Veloci-Bi allows for the generation of full-length bi-specific antibodies similar to native antibodies that are amenable to production by standard antibody manufacturing techniques, and are likely to have favorable antibody-like pharmacokinetic properties. In the area of immunotherapies in oncology, we are exploring the use of bi-specific antibodies that target tumor antigens and the CD3 receptor on T-cells to harness the oncolytic properties of T-cells. Our first such bi-specific antibody, REGN1979, targets CD20 and CD3. We are exploring additional indications and applications for our bi-specific technologies, such as bi-specific antibodies to mucin 16 (MUC16) and B-cell maturation antigen (BCMA), as well as a new class of co-stimulatory bi-specifics, the first two of which are expected to enter clinical development in 2019.
Regeneron Genetics Center®. Regeneron Genetics Center (RGC), a wholly owned subsidiary of Regeneron Pharmaceuticals, Inc., leverages de-identified clinical, genomic, and molecular data from human volunteers to identify medically relevant associations in a blinded fashion designed to preserve patients' privacy. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process. RGC is undertaking multiple approaches, including large population-based efforts as well as family- and founder-based approaches. RGC utilizes laboratory automation and innovative approaches to cloud computing to achieve high-quality throughput.
Central to the work of RGC is a collaboration with the Geisinger Health System of Pennsylvania. Geisinger collects samples from consented patient volunteers, while RGC performs sequencing and genotyping to generate de-identified genomic data. In addition, RGC has expanded on its foundational population-based collaboration with Geisinger with a growing number of other organizations worldwide.
In addition, RGC has formed a consortium to fund the generation of genetic exome sequence data from 500,000 volunteer participants who make up the UK Biobank health resource. The current members of the consortium consist of AbbVie Inc., Alnylam Pharmaceuticals Inc., AstraZeneca PLC, Biogen Inc., Pfizer Inc., Millennium Pharmaceuticals, Inc. (a subsidiary of Takeda Pharmaceutical Company Unlimited), and Bristol-Myers Squibb. The consortium members have each committed up to $10.0 million in funding for Regeneron to sequence the UK Biobank's samples, which will be performed at the RGC facility. Consortium members will have a limited period of exclusive access to the sequencing data before the data will be made available to other health researchers by UK Biobank.
Researchers from the RGC discovered a potential new therapeutic target to reduce the risk of chronic liver disease and progression to more advanced stages of disease, such as nonalcoholic steatohepatitis (NASH), by analyzing extensive genetic sequencing data linked with electronic health records. In March 2018, we announced a publication describing this discovery in the New England Journal of Medicine, which identified for the first time a variant in the HSD17B13 gene that is associated with reduced risk of, or protection from, various chronic liver diseases for which there are currently no approved therapeutics. We are collaborating with Alnylam to discover RNA interference (RNAi) therapeutics for NASH and potentially other related diseases.
Collaboration Agreements
Collaborations with Sanofi
Antibodies. We are collaborating with Sanofi on the global development and commercialization of various antibodies and antibody product candidates (Dupixent, Praluent, Kevzara, and REGN3500) (the Antibody Collaboration). Under the terms of the Antibody License and Collaboration Agreement (LCA), following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. All other agreed-upon development costs incurred by both companies are funded 100% by Sanofi. We are generally responsible for reimbursing Sanofi for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose.
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
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-promote such products on a country-by-country basis. We have exercised our option to co-promote Dupixent, Praluent, and Kevzara in the United States. We have thus far not exercised any of our options to co-promote these antibodies outside the United States. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales of antibodies (subject to this agreement) outside the United States exceed $1.0 billion on a rolling twelve-month basis.
Immuno-Oncology. In July 2015, we and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the IO Collaboration). The IO Collaboration is governed by an Amended and Restated Immuno-oncology Discovery and Development Agreement (Amended IO Discovery Agreement), and an Immuno-oncology License and Collaboration Agreement (IO License and Collaboration Agreement). In connection with the execution of the original Immuno-oncology Discovery and Development Agreement in 2015 (2015 IO Discovery Agreement), which has been replaced by the Amended IO Discovery Agreement (as discussed below), Sanofi made a $265.0 million non-refundable up-front payment to us. Pursuant to the 2015 IO Discovery Agreement, we were to spend up to $1,090.0 million (IO Discovery Budget) to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept, and Sanofi was to reimburse us for up to $825.0 million (IO Discovery Funding) of these costs, subject to certain annual limits. The original term of the 2015 IO Discovery Agreement was to continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Budget was exhausted, subject to Sanofi's option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs.
Effective December 31, 2018, the Company and Sanofi entered into the Amended IO Discovery Agreement, which narrowed the scope of the existing discovery and development activities conducted by the Company (IO Development Activities) under the 2015 IO Discovery Agreement to developing therapeutic bi-specific antibodies targeting (i) BCMA and CD3 (the BCMAxCD3 Program) and (ii) MUC16 and CD3 (the MUC16xCD3 Program) through clinical proof of concept. The Amended IO Discovery Agreement provided for Sanofi's payment of $461.9 million to the Company as consideration for (x) the termination of the 2015 IO Discovery Agreement, (y) the prepayment for certain IO Development Activities regarding the BCMAxCD3 Program and the

MUC16xCD3 Program, and (z) the reimbursement of costs incurred by the Company under the 2015 IO Discovery Agreement during the fourth quarter of 2018.
Under the terms of the Amended IO Discovery Agreement, the Company is required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million (the BCMAxCD3 Program Costs Cap) and (ii) the MUC16xCD3 Program through the earlier of clinical proof of concept or the expenditure of $50.0 million (the MUC16xCD3 Program Costs Cap); provided that under certain circumstances, Sanofi will have the option to increase the MUC16xCD3 Program Costs Cap to $70.0 million by making a payment to the Company in the amount of $20.0 million.
Pursuant to the Amended IO Discovery Agreement, we are primarily responsible for conducting the IO Development Activities , other than certain clinical trials that may be funded separately by Sanofi, including antibody development, preclinical activities, toxicology studies, manufacture of clinical supplies, filing of Investigational New Drug Applications (INDs), and clinical development through proof-of-concept. We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of future profits, if any, from commercialized IO Collaboration products to the extent they are sufficient for this purpose. As the scope of the IO Development Activities has been limited, the exclusivity obligations of the parties under the Amended IO Discovery Agreement have been narrowed.
With regard to the BCMAxCD3 Program and the MUC16xCD3 Program, when clinical proof-of-concept is established, the applicable Program Costs Cap is reached, or in certain other limited circumstances, Sanofi will have the option to license rights to the product candidate and other antibodies targeting the same targets for, with regard to BCMAxCD3, immuno-oncology indications, and with regard to MUC16xCD3, all indications, pursuant to the IO License and Collaboration Agreement, as amended. If Sanofi does not exercise its option to license rights to a product candidate, the Company will retain the exclusive right to develop and commercialize such product candidate and Sanofi will receive a royalty on sales. Pursuant to the Amended IO Discovery Agreement, the parties agreed that (i) if Sanofi exercises its option with respect to a BCMAxCD3 Program antibody, Sanofi will lead the development and commercialization of such BCMAxCD3 Program antibody; and (ii) if Sanofi exercises its option with respect to a MUC16xCD3 Program antibody, (x) the Company will lead the development of such MUC16xCD3 Program antibody and commercialization of such MUC16xCD3 Program antibody within the United States and (y) Sanofi will lead the commercialization of such MUC16xCD3 Program antibody outside of the United States.
The Amended IO Discovery Agreement provides that Regeneron retains exclusive rights to all other immuno-oncology programs that were part of the 2015 IO Discovery Agreement, provided that Sanofi will receive a royalty on global sales of two product candidates currently in clinical development, REGN3767 and REGN4659. The Amended IO Discovery Agreement will terminate as of the earlier of (a) Sanofi having elected to exercise or not exercise its options with respect to the BCMAxCD3 Program and the MUC16xCD3 Program in accordance with the terms of the Amended IO Discovery Agreement and (b) December 31, 2022.
In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable up-front payment to us. If Sanofi exercises its option to license rights to a BCMAxCD3 Program antibody or MUC16xCD3 Program antibody thereunder, it will co-develop these drug candidates with us through product approval under the terms of the IO License and Collaboration Agreement. Sanofi will fund development costs up front for a BCMAxCD3 Program antibody and we will reimburse half of the total development costs for such antibody from our share of future IO Collaboration profits to the extent they are sufficient for this purpose. In addition, we and Sanofi will share equally, on an ongoing basis, the development costs for a MUC16xCD3 Program antibody. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in profits and losses in connection with the commercialization of collaboration products. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that IO drug candidate are being manufactured.
Under the terms of the IO License and Collaboration Agreement, the parties are also co-developing Libtayo (cemiplimab), an antibody targeting PD-1. We have principal control over the development of Libtayo, and the parties share equally, on an ongoing basis, development expenses for Libtayo. Pursuant to the January 7, 2018 Letter Agreement with Sanofi, we and Sanofi agreed to increase the Libtayo development budget to a total of $1.640 billion as of the effective date of the Letter Agreement, $990.0 million over the budget originally set forth in the IO License and Collaboration Agreement (with further changes to the Libtayo development budget possible by agreement of the parties). Under the Letter Agreement, we have also agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to Libtayo development costs for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to an aggregate of 800,000 shares (of which 584,613 currently remains available) of our Common Stock directly or indirectly owned by Sanofi.
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
Commencing with the first commercial sale of EYLEA in a major market country outside the United States, we became obligated to reimburse Bayer for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits (including payments to us based on sales in Japan). The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the collaboration profits in the quarter unless we elect to reimburse Bayer at a faster rate. As a result, a portion of our share of EYLEA profits outside the United States will be used to reimburse Bayer for this repayment obligation.
Within the United States, we retain exclusive commercialization rights to EYLEA and are entitled to all profits from any such sales.
Collaboration with Mitsubishi Tanabe Pharma
Fasinumab. In September 2015, we entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) providing MTPC with development and commercial rights to fasinumab in Japan, South Korea, Taiwan, Indonesia, Thailand, the Philippines, Malaysia, Singapore, Vietnam, Myanmar, and Sri Lanka (the MTPC Territories). In connection with the agreement, MTPC made a $10.0 million non-refundable up-front payment in 2015. As of December 31, 2018, we had earned an aggregate of $135.0 million in development milestones and other contingent payments from MTPC, and are entitled to receive up to an aggregate of $80.0 million in additional contingent payments.
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
Collaboration with Teva
Fasinumab. In September 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, except in the MTPC territories (as described above). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016. We lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. As of December 31, 2018, we had earned an aggregate of $120.0 million of development milestones from Teva, and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Manufacturing
We currently manufacture bulk drug materials at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland. The Rensselaer facility consists of approximately 565,000 square feet of owned research, manufacturing, office, and warehouse space. We currently have approximately 100,000 liters of cell culture capacity at our Rensselaer facility, and are approved by the FDA and other regulatory agencies to manufacture our marketed products.
We also own an approximately 445,000 square foot facility in Limerick, Ireland, which we acquired and subsequently renovated to accommodate and support our growth and expand our manufacturing capacity. The facility has received certain manufacturing approvals by regulatory agencies, including the FDA, and is in the process of further validation, as required by regulatory authorities, for the manufacture of our bulk drug products.
Certain bulk drug materials are also manufactured by our collaborators, and certain raw materials or products necessary for the manufacture and formulation of our products and product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on our collaborators or third parties to perform packaging, filling, finishing, labeling, distribution, laboratory testing, and other services related to the manufacture of our products and product candidates, and to supply various raw materials and other products. See Part I, Item 1A. "Risk Factors - Risks Related to Manufacturing and Supply" for further information.
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
We also have a full-service commercialization group to handle various aspects of our commercial programs. The group includes experienced professionals in the fields of marketing, communications, professional education, patient education and advocacy, reimbursement and market access, trade and distribution, commercial operations, commercial analytics, market research, and forecasting. Moreover, for our marketed products, we have hired, trained, and deployed a field-based organization including regional directors, medical specialists, and reimbursement managers, each typically with a number of years of experience in the biopharmaceutical industry in a variety of therapeutic areas including oncology, ophthalmology, immunology, and inflammation. We have approximately 700 field-based employees in the United States.

Customers
We sell EYLEA and Libtayo in the United States to several distributors and specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of product. For EYLEA and Libtayo, the distributors and specialty pharmacies generally sell the product directly to healthcare providers, whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. We had sales to two customers (Besse Medical, a subsidiary of AmerisourceBergen Corporation, and McKesson Corporation) that each accounted for more than 10% of total gross product revenue for the year ended December 31, 2018. On a combined basis, our product sales to these customers accounted for approximately 92% of our gross product revenue for the year ended December 31, 2018. We are also a party to collaboration agreements with Bayer and Sanofi, whereby our collaborator is responsible for recording product sales of EYLEA outside the United States and global sales of Dupixent, Praluent, and Kevzara, respectively.
Competition
We face substantial competition from pharmaceutical, biotechnology, and chemical companies. Many of our competitors have substantially greater research, preclinical, and clinical product development, manufacturing capabilities, and financial, marketing, and human resources than we do. Competition from smaller competitors may also be or become more significant if those competitors acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we are able to commercialize additional product candidates, one or more of our competitors may have brought a competitive product to market earlier than us or may have patent protection that dominates or adversely affects our activities or products. Our ability to compete depends, to a great extent, on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale is based on efficacy, safety, reliability, availability, price, patent position, and other factors.
The tables below provide an overview of the competitive landscape for our key marketed products in their currently approved indications, focusing primarily on competing approved products and product candidates that have advanced beyond Phase 1 clinical development. The tables below are not exhaustive. For additional information regarding the substantial competition these marketed products face, see also Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to strong competition."
EYLEA

Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
Lucentis® (ranibizumab)	Approved	Novartis AG and Genentech/Roche	Wet AMD, DME, macular edema following RVO (including CRVO and BRVO), diabetic retinopathy in patients with DME, and mCNV	Worldwide
Avastin® (bevacizumab) (off-label)	Used to treat wet AMD, DME, and macular edema following RVO	Genentech/Roche	Wet AMD, DME, and macular edema following RVO	Worldwide
Ozurdex® (dexamethasone intravitreal implant)	Approved	Allergan, PLC	DME, RVO	Worldwide
Iluvien® (fluocinolone acetonide intravitreal implant)	Approved	Alimera Sciences, Inc.	DME	United States, EU
Conbercept	Approved in China for wet AMD In development in the United States and the EU (two non-inferiority Phase 3 trials comparing dosing regimens of conbercept to EYLEA initiated in 2018)	Chengdu Kanghong Pharmaceutical Group Co., Ltd.	Wet AMD	China

EYLEA (continued)
Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
Brolucizumab (RTH258), a single chain antibody fragment directed against VEGF-A	In development (two non-inferiority Phase 3 trials comparing RTH258 and EYLEA met their primary endpoint in June 2017)	Novartis	Wet AMD and related conditions	—
Abicipar pegol (anti-VEGF-A-DARPin®)	In development (two non-inferiority Phase 3 trials comparing dosing regimens of abicipar pegol and Lucentis reported to have met their primary endpoints in July 2018)	Allergan	Wet AMD and related conditions	—
Faricimab (RG7716), a bi-specific antibody targeting anti-VEGF and Ang2	In development (two non-inferiority Phase 3 trials comparing dosing regimens of faricimab and EYLEA in DME reported to have been initiated in September 2018)	Genentech/Roche	Wet AMD, DME	—
Ranibizumab port delivery system	In development (non-inferiority Phase 3 trial comparing ranibizumab administered via the Port Delivery System and monthly intravitreal injections of Lucentis in wet AMD reported to have been initiated in September 2018)	Genentech/Roche	Wet AMD and related conditions	—
DE-122, an anti-endoglin antibody in development for use in combination with EYLEA or Lucentis	In development (Phase 2)	Santen Pharmaceuticals Co. Ltd./ TRACON Pharmaceuticals, Inc.	Wet AMD and related conditions	—
GB-102, an intravitreally administered depot formulation of the small molecule tyrosine kinase inhibitor, sunitinib	In development (Phase 2)	Graybug Vision, Inc.	Wet AMD and related conditions	—
OPT-302, a VEGFR-3 large molecule trap in development for use in combination with EYLEA or Lucentis	In development (Phase 2b)	Opthea Limited	Wet AMD and related conditions	—
PAN-90806, a topically administered tyrosine kinase inhibitor	In development (Phase 1/2)	PanOptica, Inc.	Wet AMD	—
KSI-301, an anti-VEGF biologic therapy that is conjugated to a phosphorylcholine-based biopolymer to extend its half-life	In development (Phase 1b)	Kodiak Sciences Inc.	Wet AMD, DME, and RVO	—
RGX-314, a gene therapy	In development (Phase 1)	REGENXBIO Inc.	Wet AMD	—

EYLEA (continued)
Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
M710, a biosimilar to EYLEA	In development (Phase 3)	Momenta Pharmaceuticals, Inc. (in partnership with Mylan N.V.)	Wet AMD and related conditions	—
PF582, a biosimilar to Lucentis	In development (Phase 1/2 completed in August 2016)	Pfenex Inc.	Wet AMD and related conditions	—
FYB201, a biosimilar to Lucentis	In development (Phase 3 trial of FYB201 and Lucentis completed in December 2018)	Formycon AG (in collaboration with Bioeq GmbH)	Wet AMD and related conditions	—
SB11, a biosimilar to Lucentis	In development (Phase 3)	Samsung Bioepis Co., Ltd.	Wet AMD and related conditions	—
Razumab, a biosimilar to Lucentis	Approved in India for wet AMD and related conditions	Intas Phamaceuticals Limited	Wet AMD and related conditions	India
Dupixent

Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
Eucrisa® (crisaborole)	Approved	Pfizer	Mild-to-moderate atopic dermatitis	United States
Xolair® (omalizumab)	Approved	Roche/Novartis	Asthma	Worldwide
Nucala® (mepolizumab)	Approved	GlaxoSmithKline (GSK)	Asthma	Worldwide
Cinqair® (reslizumab)	Approved	Teva	Asthma	Worldwide
Fasenra® (benralizumab)	Approved	AstraZeneca	Asthma	United States, EU
Tralokinumab, an anti-IL-13 antibody	In development (Phase 3)	AstraZeneca/ LEO Pharma Inc.	Atopic dermatitis	—
Baricitinib, an orally administered JAK inhibitor	In development (recently reported to have met the primary endpoints of two atopic dermatitis Phase 3 studies)	Eli Lilly and Company/Incyte Corporation	Atopic dermatitis	—
Abrocitinib (PF-04965842), an orally administered JAK inhibitor	In development (Phase 3)	Pfizer	Atopic dermatitis	—
Upadacitinib, an orally administered JAK inhibitor	In development (Phase 3)	AbbVie	Atopic dermatitis	—
Fevipiprant, an orally administered CRTH2 antagonist	In development (Phase 3)	Novartis	Asthma	—
Tezepelumab, an anti-TSLP antibody	In development (Phase 3 for asthma and Phase 2 for atopic dermatitis)	Amgen Inc./AstraZeneca	Asthma and atopic dermatitis	—
Etiokimab (ANB-020), an anti-IL-33 antibody	In development (Phase 2)	AnaptysBio, Inc.	Asthma and atopic dermatitis	—

Dupixent (continued)
Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
Lebrikizumab, an anti-IL-13 antibody	In development (Phase 2b)	Dermira, Inc./Roche	Atopic dermatitis	—
Nemolizumab, an anti-IL-31R antibody	In development (Phase 2b reported to have been completed; Phase 3 initiation expected in 2019)	Galderma S.A.	Atopic dermatitis	—
GSK3772847, an anti-ST2 antibody	In development (Phase 2 for asthma and Phase 1 for atopic dermatitis)	GSK	Asthma and atopic dermatitis	—
RG6149, an anti-ST2 antibody	In development (Phase 2)	Roche	Asthma and atopic dermatitis	—
CSJ117, an inhaled antibody fragment against thymic stromal lymphopoietin	In development (Phase 1)	Novartis	Asthma	—
GBR-830, an anti-OX40 antibody	In development (Phase 2b)	Glenmark Pharmaceuticals Ltd.	Atopic dermatitis	—
KHK4083, an anti-OX40 antibody	In development (Phase 2)	Kyowa Hakko Kirin Co., Ltd.	Atopic dermatitis	—
ASN002, an orally administered dual JAK/SYK inhibitor	In development (Phase 2b)	Asana BioSciences, LLC	Atopic dermatitis	—
ZPL389, an orally administered histamine H4 receptor agonist	In development (Phase 2)	Novartis	Atopic dermatitis	—
Bermekimab, an anti-IL-1alpha antibody	In development (Phase 2 completed)	XBiotech Inc.	Atopic dermatitis	—
MOR-106, an anti-IL-17C antibody	In development (Phase 2)	Novartis/ MorphoSys, AG	Atopic dermatitis	—
KPL-716, an antibody against the oncostatin M receptor beta	In development (Phase 1 reported to have been completed)	Kiniksa Pharmaceuticals, Ltd.	Atopic dermatitis	—
PRS-060, an inhaled anticalin targeting IL-4R	In development (Phase 1)	AstraZeneca/ Pieris Pharmaceuticals, Inc.	Asthma	—
ASLAN004, an antibody against the IL-13R alpha-1 subunit	In development (Phase 1)	ASLAN Pharmaceuticals	Atopic dermatitis	—

Praluent

Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
Repatha® (evolocumab)	Approved	Amgen	(1) Reduce the risk of myocardial infarction, stroke, and coronary revascularization in adults with established cardiovascular disease, (2) primary hyperlipidemia, and (3) HoFH	Worldwide
Inclisiran (ALN-PCSsc)	In development (Phase 3)	Alnylam Pharmaceuticals (in collaboration with The Medicines Company)	RNAi molecule against PCSK9 (injectable, small molecule)	—
ETC-1002 (bempedoic acid)	In development (Phase 3)	Esperion Therapeutics, Inc.	ACL-inhibitor (oral, small molecule)	—
Kevzara

Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
Actemra® (tocilizumab)	Approved	Genentech/Roche/ Chugai Pharmaceutical Co., Ltd.	Rheumatoid arthritis	Worldwide
Orencia® (abatacept)	Approved	Bristol-Myers Squibb	Rheumatoid arthritis	Worldwide
Xeljanz® (tofacitinib)	Approved	Pfizer	Rheumatoid arthritis	Worldwide
Olumiant® (baricitinib)	Approved	Eli Lilly/Incyte	Rheumatoid arthritis	United States, EU
Olokizumab, an anti-IL-6 antibody	In development (Phase 3)	R-Pharm	Rheumatoid arthritis	—
Upadacitinib, an orally administered JAK inhibitor	In development (Submitted for regulatory approval)	AbbVie	Rheumatoid arthritis	—
Filgotinib, an orally administered JAK inhibitor	In development (Phase 3)	Gilead Sciences, Inc./ Galapagos NV	Rheumatoid arthritis	—
Peficitinib, an orally administered JAK inhibitor	In development (Phase 3)	Astellas Pharma Inc.	Rheumatoid arthritis	—
BCD-089, an anti-IL-6R antibody	In development (Phase 2)	BIOCAD	Rheumatoid arthritis	—
LusiNEX, a biosimilar to Actemra	In development (Phase 1 trials reported to have been completed)	Mycenax Biotech Inc.	Rheumatoid arthritis	—
BAT1806, a biosimilar to Actemra	In development (Phase 1)	Bio-Thera Solutions Ltd.	Rheumatoid arthritis	—

Libtayo

Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
Opdivo® (nivolumab)	Approved	Bristol-Myers Squibb	Various Cancers	Worldwide
Keytruda® (pembrolizumab)	Approved	Merck & Co., Inc.	Various Cancers	Worldwide
Bavencio® (avelumab)	Approved	Pfizer/Merck	Various Cancers	Worldwide
Tecentriq® (atezolizumab)	Approved	Roche	Various Cancers	Worldwide
Imfinzi® (durvalumab)	Approved	AstraZeneca	Various Cancers	Worldwide
Spartalizumab (PDR001), an antibody against PD-1	In development (Phase 3)	Novartis	Various Cancers	—
Tislelizumab (BGB-A317), an antibody against PD-1	In development (Phase 3)	Celgene Corporation/ BeiGene Ltd.	Various Cancers	—
AGEN2034, an antibody against PD-1	In development (Phase 1/2)	Agenus Inc.	Various Cancers	—
Dostarlimab (TSR-042), an antibody against PD-1	In development (Phase 2/3)	GSK/ AnaptysBio	Various Cancers	—
INCMGA0012, an antibody against PD-1	In development (Phase 2)	Incyte/ MacroGenics, Inc.	Various Cancers	—
JNJ-63723283, an antibody against PD-1	In development (Phase 1/2)	Johnson & Johnson	Various Cancers	—
PF-06801591, an antibody against PD-1	In development (Phase 1)	Pfizer	Various Cancers	—
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
The following table provides an overview of the competitive landscape for our antibody programs that are in late-stage clinical development, focusing primarily on product candidates that have advanced beyond Phase 1 clinical development:

Regeneron Antibody Program	Competitor	Competitor Product/Product Candidate	Commercial or Development Status	Target
Fasinumab (Phase 3) Target: NGF	Pfizer/Eli Lilly	Tanezumab	In development (Phase 3)	Antibody against NGF
Evinacumab (Phase 3) Target: ANGPTL3	Ionis Pharmaceuticals, Inc./Akcea Therapeutics, Inc.	AKCEA-ANGPTL3-LRx	In development (Phase 2)	Ligand conjugated antisense drug against ANGPTL3
Evinacumab	Arrowhead Pharmaceuticals, Inc.	ARO-ANG3	In development (Phase 1)	RNAi against ANGPTL3
The table above is not exhaustive and focuses on antibody competitors. We are also aware of several companies developing or marketing small molecules that may compete with our antibody product candidates in various indications, if such product candidates obtain regulatory approval in those indications.
For additional information regarding our antibody programs and the substantial competition they face, see Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to strong competition."

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
Patents, Trademarks, and Trade Secrets
We rely on a combination of intellectual property laws, including patent, trademark, copyright, trade secret, and domain name protection laws, as well as confidentiality and license agreements, to protect our intellectual property and proprietary rights.
Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights"; and Note 17 to our Consolidated Financial Statements). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. We hold an ownership interest in a number of issued patents in the United States and foreign countries with respect to our products and technologies. In addition, we hold an ownership interest in thousands of patent applications in the United States and foreign countries.
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

Product	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
EYLEA***	aflibercept	US	7,070,959	Composition of Matter	June 16, 2023*
		US	8,092,803	Formulation	June 21, 2027
		US	9,254,338	Methods of Treatment	May 22, 2032
		EP	1183353	Composition of Matter	May 23, 2020
		EP	1183353	Supplementary Protection Certificate	(May 23, 2025)**
		EP	2364691	Formulation	June 14, 2027
		EP	1544299	Methods of Treatment	May 23, 2020
Dupixent***	dupilumab	US	7,608,693	Composition of Matter	October 2, 2027
		US	8,945,559	Formulation	October 17, 2032
		US	8,075,887	Methods of Treatment	April 17, 2028
		US	8,337,839	Methods of Treatment	October 2, 2027
		US	9,290,574	Methods of Treatment	July 10, 2034
		US	9,574,004	Methods of Treatment	December 22, 2033
		EP	2356151	Composition of Matter	October 27, 2029
		EP	2356151	Supplementary Protection Certificate	(September 28, 2032)**
Praluent***	alirocumab	US	8,062,640	Composition of Matter	December 15, 2029
		US	8,795,669	Formulation	July 27, 2032
		US	8,357,371	Methods of Treatment	December 21, 2029
		US	9,550,837	Methods of Treatment	December 15, 2029
		US	9,724,411	Methods of Treatment	January 15, 2031
		EP	2358756	Composition of Matter	December 15, 2029
		EP	2358756	Supplementary Protection Certificate	(September 25, 2030)**
Kevzara	sarilumab	US	7,582,298	Composition of Matter	January 4, 2028
		US	9,173,880	Formulation	December 6, 2031
		US	8,080,248	Methods of Treatment	June 1, 2027
		EP	2041177	Composition of Matter	June 1, 2027
		EP	2041177	Supplementary Protection Certificate	(June 1, 2032)**
		EP	2766039	Methods of Treatment	October 10, 2032
Libtayo	cemiplimab	US	9,987,500	Composition of Matter	September 18, 2035

* A patent term extension has been granted by the U.S. Patent and Trademark Office, extending the original patent term (May 23, 2020), insofar as it covers EYLEA, to June 16, 2023.
** Supplementary protection certificates (SPCs) are pending and/or have been granted in various European countries, extending the original patent terms in those countries, where granted, to the dates indicated in parentheses.

*** See Note 17 to our Consolidated Financial Statements for information regarding the patent infringement proceedings relating to EYLEA, Dupixent, and Praluent.
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
We also are the nonexclusive licensee of a number of additional patents and patent applications. These include a license agreement with Bristol-Myers Squibb, E. R. Squibb & Sons, L.L.C., and Ono Pharmaceutical Co., Ltd. to obtain a license under certain patents owned and/or exclusively licensed by one or more of these parties that includes the right to develop and sell Libtayo. Under the agreement, we and Sanofi pay royalties of 8.0% on worldwide sales of Libtayo through December 31, 2023, and royalties of 2.5% from January 1, 2024 through December 31, 2026. The royalties are shared equally by us and Sanofi.
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
We seek to file and maintain trademarks around the world based on commercial activities in most jurisdictions where we have, or desire to have, a business presence for a particular product or service. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.
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
Government Regulation
Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of our products and our product candidates. A summary of the primary areas of government regulation that are relevant to our business is provided below. For a description of material regulatory risks we face, also refer to Part I, Item 1A. "Risk Factors."
Preclinical Requirements
The activities required before a product candidate may be marketed in the United States begin with preclinical tests. Preclinical tests include laboratory evaluations and animal studies to assess the potential safety and efficacy of the product candidate and its formulations. Certain preclinical trials must comply with the FDA's Good Laboratory Practice requirements (GLPs) and the U.S. Department of Agriculture's Animal Welfare Act. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed by the FDA before proposed clinical testing can begin. In other countries, the data are reviewed by regulatory authorities as part of clinical trial applications. The FDA or other regulatory authorities may ask for additional data in order to begin a clinical study.
Product Approval
All of our product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. The structure and substance of the FDA and foreign pharmaceutical regulatory practices may evolve over time. The ultimate outcome and impact of such developments cannot be predicted.
Typically, clinical testing involves a three-phase process. In Phase 1, trials are usually conducted with a small number of healthy volunteers to determine the early safety profile of the product candidate. In Phase 2, clinical trials are conducted with subjects afflicted with a specific disease or disorder to provide enough data to evaluate the preliminary safety, tolerability, and efficacy of different potential doses of the product candidate. In Phase 3, larger clinical trials are conducted with patients afflicted with the specific disease or disorder in order to provide enough data to understand the efficacy and safety profile of the product candidate, as required by the FDA. If concerns arise about the safety of the product candidate, the FDA or other regulatory authorities can stop clinical trials by placing them on a "clinical hold" pending receipt of additional data, which can result in a delay or termination of a clinical development program. The results of the preclinical and clinical testing of a biologic product candidate are then submitted to the FDA in the form of a Biologics License Application (BLA) for evaluation to determine whether the product candidate may be approved for commercial sale under the Public Health Service Act. Under the Prescription Drug User Fee Act, we typically must pay fees to the FDA for review of any BLA, which can exceed $2 million per filing. In responding to a BLA, the FDA may grant marketing approval, request additional information, or deny the application. Before approving a new drug or biologic product, the FDA also requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing, among other things, the manufacture, shipment, and storage of the product. The FDA also can audit the sponsor of the BLA to determine if the clinical studies were conducted in compliance with current Good Clinical Practice, or cGCP, requirements.
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
Approval of a product candidate by comparable regulatory authorities in foreign countries is generally required prior to commencement of marketing of the product in those countries. The approval procedure varies among countries and may involve different or additional testing, and the time required to obtain such approval may differ from that required for FDA approval. Approval by a regulatory authority in one jurisdiction does not guarantee approval by comparable regulatory authorities in other jurisdictions.
Various federal, state, and foreign statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, record keeping, marketing, transport, and other aspects of developing and commercializing pharmaceutical product candidates. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the manufacturing or marketing of our products and our ability to receive product or royalty revenue.
For additional information regarding U.S. and foreign regulatory approval processes and requirements, see Part I, Item 1A. "Risk Factors - Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain."
Post-Approval Regulation
The FDA and comparable regulatory authorities in other jurisdictions may also require us to conduct additional clinical trials or to make certain changes related to a product after granting approval of the product. The FDA has the explicit authority to require postmarketing studies (also referred to as post-approval or Phase 4 studies), labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies.
Following approval, the FDA regulates the marketing and promotion of our products, which must comply with the Food, Drug, and Cosmetic Act and applicable FDA regulations and standards thereunder. The FDA's review of promotional activities includes, but is not limited to, healthcare provider-directed and direct-to-consumer advertising as well as sales representatives' communications. The FDA may take enforcement action for promoting unapproved uses of a product or other violations of its advertising and promotion laws and regulations. See Part I, Item 1A. "Risk Factors - Regulatory and Litigation Risks - If we market and sell approved products in a way that violates federal or state healthcare laws, we may be subject to civil or criminal penalties."
Adverse-event reporting and submission of periodic reports are required following marketing approval. The FDA requires BLA holders to employ a system for obtaining and reviewing safety information, adverse events, and product complaints associated with each drug and submit safety reports to the FDA, with expedited reporting timelines in certain situations. Based on new safety information after approval, the FDA can, among other things, mandate product labeling changes, require new post-marketing studies, impose or modify a risk evaluation and mitigation strategy for the product, or suspend or withdraw approval of the product. We may be subject to audits by the FDA and other regulatory authorities to ensure that we are complying with the applicable requirements.
In addition, we and our third-party suppliers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable regulatory authorities in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign regulatory authorities and acceptance of the change by the FDA or such comparable foreign regulatory authorities prior to release of product(s). FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and our third-party suppliers. Prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate products. We may also be subject to state regulations related to the manufacturing and distribution of our products.
Failure to comply with these laws and regulations may lead the FDA and comparable regulatory authorities in other jurisdictions to take regulatory action, which could include ordering the suspension of manufacturing or withdrawing FDA approval of a product.
Pricing and Reimbursement
Sales in the United States of our marketed products are dependent, in large part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of our marketed products in other countries are dependent, in large part, on coverage and reimbursement mechanisms and programs administered by health authorities in those countries. See Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payers, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition."
We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program, several state Medicaid supplemental rebate programs, and other governmental pricing programs. We also have obligations to report the average sales price for certain of our drugs to the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Part B of the Medicare program.
Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (CMS), the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if average manufacture price increases more than inflation (measured by reference to the Consumer Price Index - Urban). If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters. The federal Patient Protection and Affordable Care Act (PPACA) made significant changes to the Medicaid Drug Rebate program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA.
Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers, including us, are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information is used by CMS to calculate Medicare payment rates.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing or other information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, or if we fail to submit the required data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service's 340B drug pricing program (340B program) in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. Covered entities include hospitals that serve a disproportionate share of financially needy patients, community health clinics, and other entities that receive certain types of grants under the Public Health Service Act. The PPACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempts "orphan drugs" from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the new regulation. Any charge by HRSA that we have violated the requirements of the regulation could result in civil monetary penalties. HRSA also has announced that it will begin to implement a ceiling price reporting requirement related to the 340B program during the first quarter of 2019. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the U.S. Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. FSS participation is required for our products to be purchased by the VA, Department of Defense (DoD), Coast Guard, and Public Health Service (PHS). Prices for innovator drugs purchased by the VA, DoD, Coast Guard, and PHS are subject to a cap (known as the Federal Ceiling Price) equal to 76% of the annual non-federal average manufacturer price (non-FAMP) minus an additional discount. The additional discount applies if the current year Q3 non-FAMP is greater than the prior year Q3 non-FAMP by more than the allowable inflation rate (measured by reference to the Consumer Price Index - Urban). We also participate in the Tricare Retail Pharmacy Program, under which we pay quarterly rebates to DoD for prescriptions of our innovator drugs dispensed to Tricare beneficiaries through Tricare Retail network pharmacies. The governing statute provides for civil monetary penalties for failure to provide information timely or for knowing submission of false information to the government.
Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, for 2019, manufacturers, including us, are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design.
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
Other Regulatory Requirements
We are subject to health care "fraud and abuse" laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, payments or other remuneration to induce or reward someone to purchase, prescribe, endorse, or recommend a product that is reimbursed under federal or state healthcare programs. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. See Part I, Item 1A. "Risk Factors - Regulatory and Litigation Risks - If we market and sell approved products in a way that violates federal or state healthcare laws, we may be subject to civil or criminal penalties."
We are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. See Part I, Item 1A. "Risk Factors - Regulatory and Litigation Risks - Risks from the improper conduct of employees, agents, contractors, or collaborators could adversely affect our reputation and our business, prospects, operating results, and financial condition."
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of personal information. In addition, most health care providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Outside the United States, our clinical trial programs and research collaborations may implicate international data protection laws, including the General Data Protection Regulation (GDPR) in the EU. The GDPR became effective on May 25, 2018, increasing our responsibility and liability in relation to the processing of personal data of EU subjects. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised. See Part I, Item 1A. "Risk Factors - Regulatory and Litigation Risks - We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us or our collaborators, from research institutions and our collaborators, and directly from individuals."
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
Employees
As of December 31, 2018, we had approximately 7,400 full-time employees. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. Our management considers its relations with our employees to be good.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the years ended December 31, 2018 and 2017, EYLEA net sales in the United States represented 61% and 63% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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

•
our ability and our collaborators' ability to maintain sales of our marketed products in the face of competitive products and to differentiate our marketed products from competitive products, including as applicable product candidates currently in clinical development; and, in the case of EYLEA, the willingness of retinal specialists and patients to switch from Lucentis or off-label use of repackaged Avastin to EYLEA or to start treatment with EYLEA;

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

•
the outcome of the pending patent infringement proceedings relating to EYLEA, Dupixent, and Praluent (described further in Note 17 to our Consolidated Financial Statements included in this report), and other risks relating to our marketed products associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below;

•
the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so; and

•
the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including reporting and disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescribing practices.

More detailed information about the risks related to the commercialization of our marketed products is provided in the risk factors below.

We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the products we or our collaborators commercialize. If we or our collaborators fail to maintain regulatory compliance for any of such products, the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition.
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the products we or they commercialize (such as EYLEA, Dupixent, Praluent, Kevzara, and Libtayo) for the products' currently approved indications in the United States, EU, and other countries where such products are approved. If we or our collaborators fail to maintain regulatory compliance for such products' currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies, or for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.
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
In addition, in order for private insurance and governmental payers (such as Medicare and Medicaid in the United States) to reimburse the cost of our marketed products, we must, among other things, maintain our FDA registration and our National Drug Code, maintain formulary approval by pharmacy benefits managers, and maintain recognition by insurance companies and the CMS. There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage, as discussed further below) of our current and future marketed products, which may have a material adverse effect on our business.

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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration's budget proposal for fiscal year 2019 contains drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA), to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has been soliciting feedback on some of these measures and may implement others impacting our business under its existing authority. CMS has also recently sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. In addition, in August 2018, CMS issued new guidance that recognizes that Medicare Advantage (MA) plans may use step therapy (i.e., requiring the use of less costly medications before more costly medications are approved for coverage) for Part B drugs (such as EYLEA), beginning January 1, 2019, as part of a patient-centered care coordination program. CMS will also consider rulemaking related to step therapy that might be appropriate for 2020 and future years. On October 25, 2018, President Trump announced that CMS was evaluating a pilot program that proposes to set the Medicare payment amount for Part B single-source drugs and biologics to more closely align with international drug prices (also referred to as reference pricing) and pay physicians and hospitals participating in such program a set drug add-on payment for administered drugs. CMS also issued an advance notice of proposed rulemaking that requested public comment on the pilot program, which is proposed to initially cover fifty percent of Medicare Part B spending on separately payable Part B drugs (such as EYLEA). Congress and the U.S. administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including based on the proposals and initiatives described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
EYLEA. The market for eye disease products is very competitive. For example, Novartis and Genentech/Roche are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis, for the treatment of various eye indications. Lucentis is approved in one or more jurisdictions for the treatment of wet AMD, macular edema following RVO (including CRVO and BRVO), DME, diabetic retinopathy, and mCNV. In addition, we are aware of several companies developing biosimilar versions of EYLEA. For example, Momenta Pharmaceuticals (in partnership with Mylan) is developing M710 (currently in a pivotal trial in patients with DME). Competitors are also exploring the development of a biosimilar version of Lucentis; in particular, Formycon (in collaboration with Bioeq) is developing FYB201 (a Phase 3 trial in patients with wet AMD has been completed), Samsung Bioepis is developing SB11 (currently in a Phase 3 trial in patients with wet AMD), and Pfenex is developing PF582 (a Phase 1b/2a trial in patients with wet AMD has been completed).
Other competitive or potentially competitive products include Allergan's Ozurdex (approved by the FDA for the treatment of macular edema following RVO and for the treatment of DME) and Alimera Sciences' Iluvien (approved by the FDA for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. Novartis is developing RTH258 (brolucizumab), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD and DME. Novartis announced in June 2017 that two Phase 3 studies of RTH258 met their primary endpoint of non-inferiority to EYLEA and has indicated that it is targeting approval by global regulatory authorities in 2019. Allergan is developing abicipar pegol for wet AMD and related conditions and announced in July 2018 that two Phase 3 studies of abicipar pegol met their primary endpoint of non-inferiority to Lucentis. Chengdu Kanghong Pharmaceutical Industry Group is conducting non-inferiority Phase 3 trials in the United States and Europe comparing conbercept, an anti-VEGF fusion protein, against EYLEA in wet AMD. Conbercept is approved in the wet AMD and myopic choroidal neovascularization indications in China. Genentech/Roche is developing a port delivery system implant for ranibizumab (currently in a Phase 3 study in patients with wet AMD). Kodiak Sciences is developing KSI-301, an anti-VEGF biologic therapy that is conjugated to a phosphorylcholine-based biopolymer to extend its half-life, for wet AMD, DME, and RVO. A Phase 1 study of KSI-301 in patients with DME met its primary safety and tolerability endpoint, and Kodiak has initiated a Phase 1b open label study in patients with wet AMD, DME, and RVO. In addition, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bi-specific antibody, faricimab (RG7716), that targets both VEGF and Ang2 for wet AMD and DME (currently in Phase 3 non-inferiority studies comparing RG7716 against EYLEA in DME). Products that are being developed for use in combination with EYLEA and/or Lucentis may also pose a competitive threat. Opthea is developing OPT-302, a VEGFR-3 large molecule trap in combination with Lucentis in a Phase 2 trial for wet AMD. Santen (in partnership with TRACON ) is developing DE-122, an anti-endoglin antibody in combination with Lucentis in a Phase 2 trial for wet AMD. Small-molecule tyrosine kinase inhibitors that have activity against VEGF may also compete against EYLEA, if approved for wet AMD and/or related conditions. Graybug is developing GB-102, an intravitreally administered depot formulation of the small molecule tyrosine kinase inhibitor, sunitinib, in a Phase 1/2 trial for wet AMD. PanOptica is developing PAN-90806, a topically administered tyrosine kinase inhibitor currently in a Phase 1/2 trial for wet AMD. Competitors are also developing other eye-drop formulations, devices, oral therapies, and gene/cell therapies (such as REGENXBIO's RGX-314) for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
In addition, ophthalmologists are using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, Avastin, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with repackaged Avastin presents a significant competitive challenge for EYLEA in these indications. Avastin is also being evaluated in eye diseases in clinical trials in certain countries. Amgen (in collaboration with Allergan) has obtained regulatory approval of a biosimilar version of Avastin in the United States and the EU, and other competitors are also developing a biosimilar version of Avastin. Off-label use of any such biosimilar in one or more of the eye indications for which EYLEA is approved may put further pressure on the commercialization of EYLEA.

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
Dupixent. The market for Dupixent's current and potential future indications is competitive. In atopic dermatitis, Pfizer's Eucrisa, a topical ointment, competes with Dupixent and there are several other topical agents in development. In addition, a number of companies are developing antibodies against IL-13 for the treatment of atopic dermatitis, including LEO Pharma (in collaboration with AstraZeneca) with tralokinumab (currently in several Phase 3 trials) and Dermira (in collaboration with Genentech/Roche) with lebrikizumab (currently in a Phase 2b trial). Antibodies targeting OX40 are also in development for atopic dermatitis, with Glenmark Pharmaceuticals and Kyowa Hakko Kirin Co. conducting Phase 2 trials of their respective programs (GBR-830 and KHK4083). Galderma has completed a Phase 2b trial of nemolizumab, an antibody against IL-31R. XBiotech has completed a Phase 2 trial of bermekimab, an anti-IL-1alpha antibody. Novartis, in partnership with MorphoSys, has a Phase 2 trial in atopic dermatitis underway for MOR-106, an anti-IL-17C antibody. Kiniksa Pharmaceuticals has completed Phase 1 trials in atopic dermatitis for KPL-716, an antibody against the oncostatin M receptor beta. Orally administered small molecules are also being developed for atopic dermatitis, and, if approved, may compete with Dupixent in atopic dermatitis and other potential future indications. Several companies are studying JAK inhibitors for atopic dermatitis, including AbbVie's upadacitinib, Pfizer's abrocitinib (PF-04965842), Eli Lilly's baricitinib (recently reported to have met the primary endpoints of two atopic dermatitis Phase 3 studies), and Asana BioSciences' ASN002.
In asthma and potential future indications, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor such as GSK's Nucala, AstraZeneca's Fasenra, and Teva's Cinqair, all of which are approved for asthma in the United States and other jurisdictions. Novartis and Genentech/Roche's Xolair is also approved for asthma in multiple jurisdictions. Orally administered small molecule agents may also compete with Dupixent in asthma and potential future indications. For example, Novartis is developing fevipiprant, an oral prostaglandin D2 receptor 2 (CRTh2/DP2) antagonist, in multiple Phase 3 trials for asthma. Inhaled products may also compete with Dupixent in asthma and potential future indications, including Pieris Pharmaceuticals' PRS-060 (an anticalin being developed in partnership with AstraZeneca against IL-4R) and Novartis' CSJ117 (an antibody fragment against thymic stromal lymphopoietin).
There are several other potentially competitive products in development that may compete with Dupixent in both the atopic dermatitis and asthma indications, as well as potential future indications. For example, Amgen/AstraZeneca's tezepelumab, an antibody against thymic stromal lymphopoietin, or TSLP, is currently in Phase 3 development for asthma and Phase 2 trials in atopic dermatitis have been completed. Antibodies against the IL-33 ligand or the IL-33 receptor (ST2) may also be competitive with Dupixent across multiple indications. Phase 2 trials are ongoing in atopic dermatitis and asthma for etiokimab (ANB-020), an antibody against IL-33 developed by AnaptysBio. Genentech/Roche is developing RG6149, an anti-ST2 antibody, in Phase 2 trials for asthma and atopic dermatitis. GSK is developing GSK3772847, an anti-ST2 antibody, in a Phase 2 trial for asthma, and completed a Phase 1 trial that included atopic dermatitis patients.
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
Kevzara. Genentech/Roche and Chugai are marketing an antibody against IL-6R (Actemra) for the treatment of rheumatoid arthritis that competes with Kevzara. In addition, several other companies, including R-Pharm JSC and BIOCAD, have antibodies against IL-6 or IL-6R in clinical development for rheumatoid arthritis. Biosimilar versions of Actemra may also compete with Kevzara, such as Mycenax's LuciNex (a Phase 1 trial has been completed). Further, oral, small-molecule JAK inhibitors such as Pfizer's Xeljanz, Eli Lilly's Olumiant, Gilead Sciences' filgotinib, Astellas Pharma's peficitinib, and AbbVie's upadacitinib may pose a competitive threat for Kevzara.
Libtayo. There are several competitors that are marketing or developing antibodies against PD-1 and/or PDL-1, including Bristol-Myers Squibb's Opdivo, Merck's Keytruda, Roche's Tecentriq, AstraZeneca's Imfinzi, Pfizer's Bavencio, Novartis' spartalizumab (PDR001), Celgene/BeiGene's tislelizumab (BGB-A317), GSK's dostarlimab (TSR-042), Agenus' AGEN2034, and Incyte's INCMGA0012.
See also Part I. Item 1. "Business - Competition" of this report.

Product Candidates
Our other late-stage and earlier-stage clinical candidates in development are all fully human antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and other late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in collaboration with Eli Lilly) is developing an antibody-based product candidate against NGF. Competitors to evinacumab include Ionis Pharmaceuticals/Akcea Therapeutics' AKCEA-ANGPTL3-LRx, a ligand conjugated antisense drug against ANGPTL3, and Arrowhead Pharmaceuticals' ARO-ANG3, an RNAi therapeutic against ANGPTL3. We are also aware of several companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications.
See also Part I. Item 1. "Business - Competition" of this report.
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
If we and our collaborators are unsuccessful in continuing to commercialize the marketed products subject to such collaborations, or if Bayer or Sanofi terminate their respective collaborations with us, our business, prospects, operating results, and financial condition would be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Therefore, termination of the Bayer collaboration agreement, our Antibody Collaboration, or our IO Collaboration would create substantial new and additional risks to the successful commercialization of the applicable products, particularly outside the United States. For additional information regarding our collaborations with Bayer and Sanofi, see "Risks Related to Our Reliance on Third Parties - If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed" below and "Risks Related to Our Reliance on Third Parties - If our Antibody Collaboration or our IO Collaboration with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed" below.

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
We sell EYLEA and Libtayo in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the year ended December 31, 2018, product sales to two customers accounted on a combined basis for 92% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA and Libtayo will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA and Libtayo to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.

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
Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our product collaborators, or third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance, the FDA can impose regulatory sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
Furthermore, some of our products and product candidates (such as Libtayo and Dupixent) are studied in combination with agents and treatments developed by us or our collaborators. There may be additional risks and unforeseen safety issues resulting from such combined administration, any of which may materially adversely impact clinical development of these product candidates and our ability to obtain regulatory approval.
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
Libtayo is also being studied in additional indications, as shown in the table under Part I, Item 1. "Business - Programs in Clinical Development." There is no guarantee that marketing approval of Libtayo in any of these indications will be successfully obtained. The side effects previously reported for Libtayo include certain immune-mediated adverse reactions, such as pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions, as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea.
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

Risks Related to Intellectual Property and Market Exclusivity
If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed.
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 is the subject of opposition proceedings in the European Patent Office (EPO) (currently pending before its Boards of Appeal), as described in Note 17 to our Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (USPTO), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
We also currently hold issued trademark registrations and have trademark applications pending in the United States and other jurisdictions, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the trademark. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering, or using trademarks that infringe, dilute or otherwise violate our trademark rights, our business could be adversely affected.
We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights.
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others (including those relating to trademarks, copyrights, and trade secrets). Other parties may allege that they own blocking patents to our products in clinical development or even to products that have received regulatory approval and are being or have been commercialized, either because they claim to hold proprietary rights to the composition of a product or the way it is manufactured or the way it is used. Moreover, other parties may allege that they have blocking patents to antibody-based products made using our VelocImmune technology, or any other of our technologies, either because of the way the antibodies are discovered or produced or because of a proprietary composition covering an antibody or the antibody's target.
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
Although we do not believe that any of our products or our late-stage antibody-based product candidates infringes any valid claim in these patents or patent applications, these other parties could initiate lawsuits for patent infringement and assert that their patents are valid and cover our products or our late-stage antibody-based product candidates, similar to the patent infringement proceedings referred to above. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our products or product candidates infringe such patents.

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
We seek to obtain licenses to patents when, in our judgment, such licenses are needed or advisable. For example, in August 2018, we and Sanofi entered into a license agreement with Bristol-Myers Squibb, E. R. Squibb & Sons, and Ono Pharmaceutical to obtain a license under certain patents owned and/or exclusively licensed by one or more of these parties that includes the right to develop and sell Libtayo, as discussed further under Part I, Item 1. "Business - Marketed Products - Additional Information on 2018 Developments." If any licenses are required, we may not be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain any such license could prevent us from developing or commercializing any one or more of our products or product candidates, which could severely harm our business.
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
If our late-stage product candidates or other clinical candidates are approved for marketing in the United States or elsewhere, market exclusivity for those products will generally be based upon patent rights and/or certain regulatory forms of exclusivity. As described above under "If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed," the scope and enforceability of our patent rights may vary from country to country. The failure to obtain patent and other intellectual property rights, or limitations on the use, or the loss, of such rights could materially harm us. Absent patent protection or regulatory exclusivity for our products, it is possible, both in the United States and elsewhere, that generic, biosimilar, and/or interchangeable versions of those products may be approved and marketed, which would likely result in substantial and rapid reductions in revenues from sales of those products.
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
Our manufacturing facilities would be inadequate to produce the active pharmaceutical ingredients of (a) our current marketed products, including EYLEA, Dupixent, Praluent, Kevzara, and Libtayo, and (b) our antibody-based product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our late-stage antibody-based product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our collaborators, contract manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
Our ability to manufacture products may be impaired if any of our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture products in our Rensselaer, New York and Limerick, Ireland facilities and at additional facilities (if any) in the future, the ability of our collaborators to manufacture products at their facilities, and our ability to utilize other third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
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
Third-party service or supply failures, or other failures, business interruptions, or other disasters affecting our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, the manufacturing facilities of our collaborators, or the facilities of any other party participating in the supply chain, would adversely affect our ability to supply our products.
Bulk drug materials are currently manufactured at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, as well as at our collaborator facilities. We and our collaborators would be unable to manufacture these materials if the relevant facility were to cease production due to regulatory requirements or actions, business interruptions, labor shortages or disputes, contaminations, fire, natural disasters, acts of war or terrorism, or other problems.
Many of our products and product candidates are very difficult to manufacture. As our products and product candidates are biologics, they require processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process (which may not be detectable by us or our collaborators in a timely manner), could lead to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims, and insufficient inventory. Also, the complexity of our manufacturing process may make it difficult, time-consuming, and expensive to transfer our technology to our collaborators or contract manufacturers.
Also, certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates, which could materially and adversely affect our business and future prospects.
Certain of the raw materials required in the manufacture and the formulation of our product candidates may be derived from biological sources, including mammalian tissues, bovine serum, and human serum albumin. There are certain European regulatory restrictions on using these biological source materials. If we or our collaborators are required to substitute for these sources to comply with European regulatory requirements, our clinical development or commercial activities may be delayed or interrupted.

Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales.
We and our collaborators and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Our inability, or the inability of our collaborators and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our late-stage product candidates or new indications for our marketed products. For example, on October 28, 2016, the FDA issued a Complete Response Letter relating to the BLA for Kevzara, which referred to certain deficiencies identified during a routine cGMP inspection of the Sanofi fill-and-finish facility in Le Trait, France. While the BLA for Kevzara has since been approved by the FDA, this delayed the FDA approval of Kevzara. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.
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
In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, payments or other remuneration to induce or reward someone to purchase, prescribe, endorse, or recommend a product that is reimbursed under federal or state healthcare programs. If we provide payments or other remuneration to a healthcare professional to induce the prescribing of our products, we could face liability under state and federal anti-kickback laws. Recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the federal anti-kickback statute.
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
We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the SEC and The NASDAQ Stock Market LLC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas, a number of which have yet to be fully implemented. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.
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
The current U.S. administration and Congress could carry out significant changes in legislation, regulation, and government policy (including with respect to the possible repeal of all or portions of the PPACA, government reimbursement changes and drug price control measures, and changes in the existing treaty and trade relationships with other countries), as evidenced by statements and actions of President Trump and certain members of Congress (including those discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payers, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition"). While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business.

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
For example, in a referendum held in the United Kingdom, voters have approved an exit from the EU, commonly referred to as "Brexit." As a result of the referendum, the British government has been negotiating the terms of the United Kingdom's future relationship with the EU. We do not know to what extent Brexit will impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. We have large-scale manufacturing operations in Limerick, Ireland and have also established an office in the vicinity of London. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.
We may incur additional tax liabilities related to our operations.
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities that involve significant management judgment for uncertain tax positions. The Internal Revenue Service or other domestic or foreign taxing authorities may disagree with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). Changes in tax laws of various jurisdictions in which we do business could also result from the base erosion and profits shifting, or BEPS, recommendations by the Organization for Economic Co-operation and Development. If these recommendations (or other changes in law) were adopted by the countries in which we do business, it could adversely affect our provision for income tax and our current rate.
On December 22, 2017, President Trump signed into law H.R.1., "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018" (also known as the "Tax Cuts and Jobs Act") (the Act). Most of the provisions of the Act went into effect on January 1, 2018. The Act includes a number of provisions that have impacted and are expected to continue to impact our operating results, cash flows, and financial condition, including reducing the U.S. federal corporate tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income), allowing for a foreign-derived intangible income deduction and immediate expensing of qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation.
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
If we or any collaborators fail to comply with applicable federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators' ability to commercialize our products and could harm, prevent, or substantially increase the cost of marketing and sales of any affected products that we are able to commercialize. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
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
Risks Related to Our Reliance on Third Parties
If our Antibody Collaboration or our IO Collaboration with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, would be materially harmed.
We rely on funding and support from Sanofi to develop, manufacture, and commercialize certain of our products and product candidates. With respect to Dupixent, Praluent, Kevzara, and REGN3500, which we are co-developing with Sanofi under our Antibody Collaboration, Sanofi funds a significant portion of development expenses incurred in connection with the development of these products. In addition, we rely on Sanofi to lead much of the clinical development efforts, assist with or lead efforts to obtain and maintain regulatory approvals, and lead the commercialization efforts for these products and product candidates.

As a result of the amendment and restatement of our IO Discovery and Development Agreement with Sanofi (which forms part of our IO Collaboration), we will fund and conduct on our own all research, development, manufacturing, and commercialization activities to support all of our immuno-oncology product candidates other than REGN4018 and REGN5458, unless we enter into arrangements with other parties. In addition, if Sanofi does not elect to co-develop REGN4018 or REGN5458 under our IO Collaboration, or opts out of their development under our IO Collaboration, we will be required to fund and conduct on our own all such efforts to support those product candidates, unless we enter into arrangements with other parties.
If Sanofi elects to co-develop REGN5458 and/or REGN4018 under our IO Collaboration, Sanofi will initially fund almost all of the development expenses incurred in connection with the development of REGN5458, for which Sanofi will be the principal controlling party, and half of the development expenses incurred in connection with the clinical development of REGN4018, for which we will be the principal controlling party. Under our IO Collaboration, Sanofi also funds half of the development expenses incurred in connection with the clinical development of Libtayo, subject to an agreed-upon development budget. In addition, for REGN5458, we will rely on Sanofi to lead much of the clinical development efforts and assist with obtaining and maintaining regulatory approval. Following regulatory approval, we will rely on Sanofi to lead (i) the commercialization efforts in the United States for REGN5458 and (ii) the commercialization efforts outside the United States to support Libtayo, REGN4018, and REGN5458.
If Sanofi terminates the Antibody Collaboration or the IO Collaboration or fails to comply with its payment obligations under any of our collaborations, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates that it elects to co-develop, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for products commercialized under our Antibody Collaboration, such as Dupixent, Praluent, and Kevzara, or our IO Collaboration, such as Libtayo (see also "Risks Related to Commercialization of Products - If we need to establish commercial capabilities outside the United States and are unable to do so, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration or the IO Collaboration would create substantial new and additional risks to the successful development and commercialization of (i) Dupixent, Praluent, and Kevzara and (ii) Libtayo, respectively, particularly outside the United States.
If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA outside the United States would be materially harmed.
We rely heavily on Bayer with respect to the commercialization of EYLEA outside the United States. Bayer is responsible for obtaining and maintaining regulatory approval outside the United States, as well as providing all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to commercialize EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the commercialization of EYLEA outside the United States and result in substantial additional costs and/or lower revenues to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Products - If we need to establish commercial capabilities outside the United States and are unable to do so, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA outside the United States.
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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; and George D. Yancopoulos, M.D., Ph.D., our President and Chief Scientific Officer. We are also highly dependent on the expertise and services of other senior management members leading our research, development, manufacturing, and commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the research, development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.
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
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, in March 2017, we completed a $720.0 million lease financing for our existing corporate headquarters and other rentable area consisting of approximately 150 acres of predominately office buildings and laboratory space located in the towns of Mount Pleasant and Greenburgh, NY, which will become due and payable in full on the five-year anniversary of the closing date unless extended with the consent of all the participants and subject to certain other conditions. Our ability to refinance or to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our late-stage product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of our marketed products, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
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
As of December 31, 2018, we had $1,467.7 million in cash and cash equivalents and $3,097.2 million in marketable securities (including $88.0 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2018, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 44.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2018. As of December 31, 2018, Sanofi beneficially owned 23,654,384 shares of our Common Stock, representing approximately 22.1% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time are subject to a "lock-up" and may not be sold until December 20, 2020 (other than with respect to an aggregate of up to 1,173,847 shares, as to which we have agreed to waive the lock-up during the term of the letter agreement with Sanofi described below under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management" and which currently remain available to be sold in accordance with the letter agreement). These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our Company. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market (including, in the case of Sanofi, as a result of the lock-up waiver referred to above), or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2018, holders of Class A Stock held 15.1% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of December 31, 2018:

•
our current executive officers and directors beneficially owned 9.7% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2018, and 20.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2018; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 44.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2018. In addition, these five shareholders plus our Chief Executive Officer held approximately 50.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2018.

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
Sleepy Hollow, New York
We own an office building in Sleepy Hollow, New York, consisting of approximately 383,000 square feet. This facility is being used as additional office space to support the growth of our existing Tarrytown facilities.
Rensselaer, New York
We own facilities in Rensselaer, New York totaling approximately 565,000 square feet of research, manufacturing, office, and warehouse space. In 2018, we also purchased approximately 124,000 square feet of research and office space near our Rensselaer facility, a portion of which we had previously leased. We also own approximately 130 acres of land near our Rensselaer facility; we developed approximately 212,000 square feet on this property in connection with expanding our warehouse space, and we have plans to further develop this property in connection with expanding certain manufacturing activities.
Troy, New York
We own an office building in Troy, New York, consisting of approximately 217,000 square feet, which we are utilizing as additional office space to support the growth of our existing Rensselaer facilities.
Limerick, Ireland
We own a manufacturing facility in Limerick, Ireland, consisting of approximately 445,000 square feet, which was purchased and subsequently renovated to accommodate and support our growth and expand our manufacturing capacity. The facility has received certain manufacturing approvals by regulatory agencies, including the FDA.
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
As of January 31, 2019, there were 180 shareholders of record of our Common Stock and 18 shareholders of record of our Class A Stock.
We have never paid cash dividends on our Common Stock or Class A Stock and do not anticipate paying any in the foreseeable future.
STOCK PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron's Common Stock with the cumulative total return of (i) the NASDAQ US Benchmark Pharmaceuticals Total Return Index (NQ US Pharma TR Index), and (ii) Standard & Poor's 500 Stock Index (S&P 500) for the period from December 31, 2013 through December 31, 2018. The comparison assumes that $100 was invested on December 31, 2013 in our Common Stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Regeneron	$100.00	$149.05	$197.24	$133.37	$136.59	$135.70
S&P 500	$100.00	$111.39	$110.58	$121.13	$144.65	$135.63
NQ US Pharma TR Index	$100.00	$121.82	$128.44	$127.04	$152.96	$163.37
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Item 6. Selected Financial Data
The selected financial data set forth below for the years ended December 31, 2018, 2017, and 2016 and as of December 31, 2018 and 2017 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015, and 2014 are derived from our audited financial statements not included in this report. Certain prior year amounts have been reclassified to conform to the current year's presentation.

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenues:
Net product sales	$4,106.2	$3,718.5	$3,338.4	$2,689.5	$1,750.8
Sanofi and Bayer collaboration revenue	2,187.8	1,815.3	1,403.0	1,339.4	1,036.9
Other revenue	416.8	338.4	119.0	74.8	31.9
	6,710.8	5,872.2	4,860.4	4,103.7	2,819.6
Expenses:
Research and development	2,186.1	2,075.1	2,052.3	1,620.6	1,271.4
Selling, general, and administrative	1,556.2	1,320.4	1,177.7	838.5	519.3
Cost of goods sold	180.0	202.5	194.6	241.7	129.0
Cost of collaboration and contract manufacturing	254.1	194.6	105.1	151.0	76.0
	4,176.4	3,792.6	3,529.7	2,851.8	1,995.7

Income from operations	2,534.4	2,079.6	1,330.7	1,251.9	823.9

Other income (expense), net	19.1	(1.1)	(0.9)	(26.8)	(62.7)

Income before income taxes	2,553.5	2,078.5	1,329.8	1,225.1	761.2

Income tax expense (1)	(109.1)	(880.0)	(434.3)	(589.0)	(423.1)

Net income	$2,444.4	$1,198.5	$895.5	$636.1	$338.1

Net income per share - basic	$22.65	$11.27	$8.55	$6.17	$3.36
Net income per share - diluted	$21.29	$10.34	$7.70	$5.52	$2.98

	As of December 31,
(In millions)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash, cash equivalents, and marketable securities (current and non-current)	$4,564.9	$2,896.0	$1,902.9	$1,677.4	$1,360.6
Total assets	11,734.5	8,764.3	6,973.5	5,609.1	3,837.7
Convertible senior notes (current and non-current)	—	—	—	10.8	146.8
Capital and facility lease obligations (current and non-current)	708.5	703.5	481.1	364.7	312.3
Stockholders' equity	8,757.3	6,144.1	4,449.2	3,654.8	2,550.3
(1) Income taxes for the year ended December 31, 2018 includes the $162.1 million net impact of the Company's sale of non-inventory related assets between foreign subsidiaries. As a result of the Tax Cuts and Jobs Act being signed into law in December 2017, income taxes for the year ended December 31, 2017 included a charge of $326.2 million related to the re-measurement of our U.S. net deferred tax assets at the lower enacted corporate tax rate. See Note 16 to our Consolidated Financial Statements for further details.

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
As described in Part I, Item 1. "Business," we currently have seven products that have received marketing approval and 21 product candidates in clinical development, all of which were discovered in our research laboratories. Also refer to Part I, Item 1. "Business" for a summary of key events in 2018 and 2019 to date, and plans for the remainder of 2019, related to our clinical programs.
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

Revenue Recognition
During the first quarter of 2018, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. Under the terms of the new standard, revenue is measured as the amount of consideration we expect to be entitled to in exchange for transferring promised goods or providing services to a customer, and is recognized when (or as) we satisfy performance obligations under the terms of a contract.
Product Revenue
Product sales consist of U.S. sales of EYLEA, Libtayo, and ARCALYST. We record revenue from product sales upon delivery to our distributors and specialty pharmacies (collectively, our customers). Revenue from product sales is recognized at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt by our customers.
The amount of revenue we recognize from product sales varies due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration that we will be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payer mix, and other relevant factors. Calculating these provisions involves estimates and judgments. We review our estimates of rebates, chargebacks, and other applicable provisions each period and record any necessary adjustments in the current period's net product sales. Refer to the "Results of Operations - Revenues - Net Product Sales" section below for further details regarding our provisions, and credits/payments, for sales-related deductions.
Collaboration Revenue
We have entered into various agreements related to our activities to research, develop, manufacture, and commercialize product candidates and utilize our technology platforms. We earn collaboration revenue in connection with collaboration agreements to utilize our technology platforms and develop and/or commercialize product candidates. Depending on the terms of the arrangement, we may defer the recognition of all or a portion of the consideration received because the performance obligations are satisfied over time.
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
At the inception of the contract, the transaction price reflects the amount of consideration we expect to be entitled to in exchange for transferring promised goods or services to our customer. We review our estimate of the transaction price each period, and make revisions to such estimates as necessary. In arrangements where we satisfy performance obligation(s) during the development phase over time, we recognize collaboration revenue over time typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion. Due to the variability in the scope of activities and length of time necessary to develop a drug product, potential delays in development programs, changes to development plans and budgets as programs progress, including if we and our collaborators decide to expand or contract our clinical plans for a drug candidate in various disease indications, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to our estimates are likely to occur periodically, and could result in material changes to the amount of revenue recognized each year in the future.
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
Under certain of our collaboration agreements, product sales and cost of sales may be recorded by our collaborators as they are deemed to be the principal in the transaction. We share in any profits or losses arising from the commercialization of such products, and record our share of the variable consideration, representing net product sales less cost of goods sold and shared commercialization and other expenses, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborator. Our collaborator provides us with our estimated share of the profits or losses from commercialization of such products for the most recent fiscal quarter. Our collaborators' estimates of profits or losses for such quarter are reconciled to actual profits or losses in the subsequent fiscal quarter, and our share of the profit or loss is adjusted on a prospective basis accordingly, as necessary.
In arrangements where the collaborator records product sales, we may be obligated to use commercially reasonable efforts to supply commercial product to our collaborators, and may be reimbursed for our manufacturing costs as commercial product is shipped to our collaborators; however, recognition of such cost reimbursements as collaboration revenue is deferred until the product is sold by our collaborators to third-party customers.
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
Clinical activities which relate principally to clinical sites and other administrative functions to manage our clinical trials are performed primarily by CROs. CROs typically perform most of the start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. On a budgeted basis, these start-up costs are typically 10% to 20% of the total contract value. On an actual basis, this percentage range can be significantly wider, as many of our contracts with CROs are either expanded or reduced in scope compared to the original budget, while start-up costs for the particular trial may not change materially. These start-up costs usually occur within a few months after the contract has been executed and are event-driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. In the event of early termination of a clinical trial, we accrue and recognize expenses in an amount based on our estimate of the remaining noncancelable obligations associated with the winding down of the clinical trial and/or penalties.
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
Stock-based Compensation
We recognize stock-based compensation expense for grants of stock option, restricted stock awards, and restricted stock units under our long-term incentive plans to employees and non-employee members of our board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period.
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

Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, including deferred tax assets and liabilities for expected amounts of global intangible low-taxed income (GILTI) inclusions. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical earnings experience by taxing jurisdiction, forecasts of future operating results, and utilization of net operating losses and tax credits prior to their expiration. Significant judgment is required in making this assessment.
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
Inventories
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval.
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
Contingencies
We accrue, based on management's judgment, for an estimated loss when the potential loss from claims or legal proceedings is considered probable and the amount can be reasonably estimated. As additional information becomes available, or, based on specific events such as the outcome of litigation or settlement of claims, we reassess the potential liability related to pending claims and litigation, and may change our estimates.

Results of Operations
Net Income

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Revenues	$6,710.8	$5,872.2	$4,860.4
Operating expenses	(4,176.4)	(3,792.6)	(3,529.7)
Other income (expense), net	19.1	(1.1)	(0.9)
Income before income taxes	2,553.5	2,078.5	1,329.8
Income tax expense	(109.1)	(880.0)	(434.3)
Net income	$2,444.4	$1,198.5	$895.5

Net income per share - diluted	$21.29	$10.34	$7.70
Revenues

	Year Ended December 31,			Increase (Decrease)
(In millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net product sales in the United States:
EYLEA	$4,076.7	$3,701.9	$3,323.1	$374.8	$378.8
Libtayo	14.8	—	—	14.8	—
ARCALYST	14.7	16.6	15.3	(1.9)	1.3
Sanofi and Bayer collaboration revenue:
Sanofi	1,111.1	877.2	658.7	233.9	218.5
Bayer	1,076.7	938.1	744.3	138.6	193.8
Other revenue	416.8	338.4	119.0	78.4	219.4
Total revenues	$6,710.8	$5,872.2	$4,860.4	$838.6	$1,011.8
Net Product Sales
Net product sales of EYLEA in the United States increased in 2018 compared to 2017 and 2016 due to higher sales volume, partly offset by an increase in sales-related deductions primarily due to payer sales mix and new rebate and discount programs. In addition, on September 28, 2018, the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced CSCC. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2015	$6.4	$48.4	$0.5	$55.3
Provisions	93.4	154.4	30.4	278.2
Credits/payments	(87.1)	(173.3)	(27.3)	(287.7)
Balance as of December 31, 2016	12.7	29.5	3.6	45.8
Provisions	167.8	194.1	46.4	408.3
Credits/payments	(150.6)	(189.5)	(28.7)	(368.8)
Balance as of December 31, 2017	29.9	34.1	21.3	85.3
Provisions	223.4	211.0	44.5	478.9
Credits/payments	(212.2)	(203.1)	(57.5)	(472.8)
Balance as of December 31, 2018	$41.1	$42.0	$8.3	$91.4

Sanofi Collaboration Revenue

	Year Ended December 31,
(In millions)	2018	2017	2016
Antibody:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	—	$130.0	$130.0
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	$265.3	378.4	434.9
Reimbursement of Regeneron commercialization-related expenses	417.2	368.8	305.9
Regeneron's share of losses in connection with commercialization of antibodies	(227.0)	(442.6)	(459.0)
Other	103.5	119.1	28.4
Total Antibody	559.0	553.7	440.2
Immuno-oncology:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	154.4	138.8	86.5
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	157.4	101.2	52.0
Reimbursement of Regeneron commercialization-related expenses	8.9	7.0	—
Other	231.4	76.5	80.0
Total Immuno-oncology	552.1	323.5	218.5
Total Sanofi collaboration revenue	$1,111.1	$877.2	$658.7
Antibodies
The lower reimbursement of antibody research and development costs in 2018 compared to 2017 and 2016 was partly due to the Company's Discovery and Preclinical Development Agreement with Sanofi ending on December 31, 2017 without any extension and, therefore, no further funding from Sanofi under the Antibody Discovery Agreement after 2017. In addition, the lower reimbursement of antibody research and development costs during 2018 compared to 2017 was primarily related to the timing of recognition of revenue related to clinical manufacturing for Dupixent and a lower proportion of development reimbursements for Dupixent that Sanofi is required to fund under our License and Collaboration Agreement (for example, following receipt of positive Phase 3 results or U.S. regulatory approval). The lower reimbursement of antibody research and development costs under our License and Collaboration Agreement in 2017, compared to 2016, was also primarily due to a lower proportion of development reimbursements for Dupixent as described above.
In 2017, the FDA and the European Commission approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis. In October 2018, the FDA also approved Dupixent as an add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older. In 2017, the FDA and the European Commission approved Kevzara for the treatment of rheumatoid arthritis in adult patients.
Reimbursement of Regeneron antibody commercialization-related expenses represents reimbursement of internal and external costs incurred by Regeneron in connection with commercializing Praluent, Kevzara, and Dupixent.

During 2018, 2017, and 2016, we and Sanofi shared commercial expenses related to Praluent, Kevzara, and Dupixent in accordance with the companies' License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of combined losses in connection with the companies commercializing Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue. During 2018, Sanofi collaboration revenues in connection with commercialization of antibodies were primarily impacted, compared to 2017, by our share of higher net sales of Dupixent (as the product was launched at the end of March 2017), and, to a lesser extent, Praluent and Kevzara. These increases in collaboration revenue were partly offset by an increase in the collaborations' Dupixent commercialization expenses for atopic dermatitis and the launch in asthma. In 2017, Sanofi collaboration revenues in connection with commercialization of antibodies were positively impacted, compared to 2016, by higher sales of collaboration antibody products, higher reimbursements of Dupixent commercialization-related expenses, and a decrease in the collaborations' Praluent commercialization expenses, which were partially offset by an increase in the collaborations' Kevzara commercialization expenses. See Part 1, Item 1. "Business - Marketed Products" for a summary of global net product sales recorded by Sanofi in connection with our Antibody License and Collaboration Agreement.
Other Sanofi antibody revenue in the table above primarily includes reimbursement of commercial supplies which were manufactured by the Company, and, in 2017, an acceleration of the recognition of deferred revenue from an $85.0 million up-front payment and other payments in connection with Sanofi's decision to end our Antibody Discovery Agreement.
Immuno-Oncology
Sanofi's reimbursement of immuno-oncology research and development costs under our IO License and Collaboration Agreement increased in 2018, compared to 2017 and 2016, due to an increase in clinical development activities for Libtayo. Reimbursement of Regeneron immuno-oncology commercialization-related expenses represents reimbursement of internal and external costs incurred by Regeneron in connection with commercializing Libtayo outside the United States.
Other Sanofi immuno-oncology revenue primarily includes recognition of a portion of the deferred revenue from $640.0 million of up-front payments received in 2015 in connection with the execution of the IO Collaboration agreements. This remaining portion of deferred revenue from the up-front payments is expected to be recognized as revenue over the remaining period the Company is obligated to satisfy its performance obligation in connection with performing development activities.
In 2018, we recorded cumulative catch-up adjustments to revenue of $135.0 million (included in other Sanofi immuno-oncology revenue in the table above) arising from changes in the estimate of the stage of completion of the collaborations' immuno-oncology programs, primarily in connection with the recent Amended IO Discovery Agreement (see Note 3 to our Consolidated Financial Statements).
Bayer Collaboration Revenue

	Year Ended December 31,
(In millions)	2018	2017	2016
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$992.3	$802.3	$649.2
Reimbursement of Regeneron development expenses	10.8	31.1	27.3
Other	73.6	104.7	67.8
Total Bayer collaboration revenue	$1,076.7	$938.1	$744.3
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net product sales outside the United States	$2,668.9	$2,226.9	$1,872.3
Regeneron's share of collaboration profit from sales outside the United States	$1,045.9	$856.1	$703.3
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(53.6)	(53.8)	(54.1)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$992.3	$802.3	$649.2
Bayer records revenue from sales of EYLEA outside the United States. Bayer provides us with an estimate of our share of the profit, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter.
Other Bayer revenue in the table above primarily includes reimbursement of commercial supplies which were manufactured by the Company. In 2016, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to angiopoietin-2 (Ang2), REGN910-3, for the treatment of ocular diseases or disorders. In 2017, we reported that results from two Phase 2 studies of REGN910-3 did not provide sufficient differentiation to warrant Phase 3 development; therefore, we recognized $37.4 million of revenue related to the acceleration of the recognition of the remaining amount of deferred revenue from the up-front payment received from Bayer.
Other Revenue

	Year Ended December 31,
(In millions)	2018	2017	2016
Teva collaboration revenue:
Reimbursement of Regeneron research and development expenses	$129.5	$115.1	$24.2
Other	115.1	106.4	13.7
Total Teva collaboration revenue	244.6	221.5	37.9
Other revenue	172.2	116.9	81.1
Total other revenue	$416.8	$338.4	$119.0
In 2016, we and Teva entered into a collaboration agreement to develop and commercialize fasinumab. In 2017, we recognized as revenue substantive development milestones of $25.0 million and $35.0 million from Teva, which are included in other Teva collaboration revenue in the table above.
In addition to Teva collaboration revenue, "Total other revenue" in the table above includes:

•
Recognition of a portion of deferred revenue from up-front and other payments received from MTPC, including a portion related to the achievement of a $20.0 million development milestone in the third quarter of 2018, and, in 2017, recognition of a substantive development milestone of $30.0 million from MTPC, in connection with our fasinumab collaboration.

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

•	Recognition of revenue in connection with our agreement with BARDA to develop, test, and manufacture an antibody therapy (REGN3470-3471-3479) for the treatment of Ebola virus infection.

•	Recognition of revenue in connection with sequencing of samples by the RGC for its customers.
The $416.8 million in total other revenue for 2018 also includes the impact of adopting ASC 606, Revenue from Contracts with Customers, in 2018 as the new standard has resulted in certain changes to the timing of revenue recognition related to our collaboration agreements. Prior period amounts have not been adjusted in connection with the adoption of this standard. See Note 1 to our Consolidated Financial Statements.
Expenses

	Year Ended December 31,			Increase (Decrease)
(In millions, except headcount data)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Research and development	$2,186.1	$2,075.1	$2,052.3	$111.0	$22.8
Selling, general, and administrative	1,556.2	1,320.4	1,177.7	235.8	142.7
Cost of goods sold	180.0	202.5	194.6	(22.5)	7.9
Cost of collaboration and contract manufacturing	254.1	194.6	105.1	59.5	89.5
Total operating expenses	$4,176.4	$3,792.6	$3,529.7	$383.8	$262.9

Average headcount	6,906	5,780	4,927	1,126	853
Our average headcount in 2018 increased compared to 2017 principally in connection with expanding our manufacturing activities and, to a lesser extent, increased research and development activities and the launches of Libtayo and Dupixent for asthma in the United States. Average headcount in 2017 increased compared to 2016 principally in connection with expanding our manufacturing activities.
Operating expenses in 2018, 2017, and 2016 included a total of $427.4 million, $507.3 million, and $559.9 million, respectively, of non-cash compensation expense related to employee stock options and restricted stock. The decrease in total non-cash compensation expense in 2018, compared to 2017, is largely attributable to a revision in our estimate of the number of stock options that are expected to be forfeited, partly offset by the immediate recognition of non-cash compensation expense in connection with annual employee grants made in December 2018 to certain retirement-eligible employees. As of December 31, 2018, unrecognized non-cash compensation expense related to outstanding stock options and unvested restricted stock was $702.6 million and $124.4 million, respectively. We expect to recognize this non-cash compensation expense related to stock options and restricted stock over weighted-average periods of 1.9 years and 4.6 years, respectively.
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

	Year Ended December 31,			Increase (Decrease)
(In millions)	2018	2017*	2016*	2018 vs. 2017	2017 vs. 2016
Direct research and development expenses:
Dupixent (dupilumab)	$127.3	$199.9	$221.6	$(72.6)	$(21.7)
Libtayo (cemiplimab)	193.6	114.2	40.5	79.4	73.7
Fasinumab	199.9	153.8	110.4	46.1	43.4
Praluent (alirocumab)	64.7	84.9	85.6	(20.2)	(0.7)
Other product candidates in clinical development and other research programs	293.2	288.6	391.3	4.6	(102.7)
Total direct research and development expenses	878.7	841.4	849.4	37.3	(8.0)
Indirect research and development expenses:
Payroll and benefits	606.7	578.5	556.1	28.2	22.4
Clinical manufacturing costs	358.6	388.2	404.9	(29.6)	(16.7)
Lab supplies, licensing, and other research and development costs	95.4	62.9	51.6	32.5	11.3
Occupancy and other operating costs	246.7	204.1	190.3	42.6	13.8
Total indirect research and development expenses	1,307.4	1,233.7	1,202.9	73.7	30.8
Total research and development expenses	$2,186.1	$2,075.1	$2,052.3	$111.0	$22.8

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
"Direct research and development expenses - Other product candidates in clinical development and other research programs" in 2016 included the $75.0 million up-front payment made in connection with the license and collaboration agreement with Intellia. Research and development expenses included non-cash compensation expense of $229.0 million, $271.9 million, and $313.0 million in 2018, 2017, and 2016, respectively.
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Part I, Item 1A. "Risk Factors." There is also variability in the duration and costs necessary to develop a pharmaceutical product, potential opportunities and/or uncertainties related to future indications to be studied, and the estimated cost and scope of the projects. The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We are unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in 2018, compared to 2017, primarily due to higher headcount and headcount-related costs, higher contributions to independent not-for-profit patient assistance organizations, an increase in commercialization-related expenses for Dupixent, and, to a lesser extent, Libtayo, and an accrual for loss contingencies associated with ongoing litigation. Selling, general, and administrative expenses increased in 2017, compared to 2016, primarily due to (i) an increase in commercialization-related expenses associated with Dupixent and EYLEA, and, to a lesser extent, Kevzara and Libtayo, partly offset by lower commercialization-related expenses associated with Praluent, and (ii) higher headcount and headcount-related costs. Selling, general, and administrative expenses also included $169.2 million, $208.4 million, and $231.2 million of non-cash compensation expense in 2018, 2017, and 2016, respectively.

Cost of Goods Sold
Cost of goods sold decreased slightly in 2018, compared to 2017, principally due to a decrease in period costs for our Limerick manufacturing facility as a result of higher commercial manufacturing activities. Cost of goods sold increased slightly in 2017, compared to 2016, principally due to an increase in start-up costs for our Limerick manufacturing facility, offset due to the fact that, effective May 2016, we were no longer obligated to pay royalties to Genentech based on U.S. sales of EYLEA.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing primarily includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer. The increase in cost of collaboration and contract manufacturing in 2018, compared to 2017, was impacted primarily due to the recognition of manufacturing costs associated with higher sales of Sanofi collaboration antibodies. These increases were partly offset by lower expenses recorded in connection with validating our Limerick manufacturing facility and lower inventory write-offs and reserves.
Cost of collaboration and contract manufacturing increased in 2017, compared to 2016, primarily due to costs we incurred in connection with validating our Limerick manufacturing facility related to products that are in collaboration with Sanofi, partly offset by the fact that 2016 included royalties payable to Genentech based on sales of EYLEA outside the United States (which ended in May 2016). Cost of collaboration and contract manufacturing was also adversely impacted by inventory write-offs and reserves totaling $57.2 million in 2017 primarily related to product that no longer met quality specifications, compared to $11.2 million in 2016.
Other Income (Expense)
Other income (expense), net, in 2018 increased compared to 2017 primarily due to increased interest income earned on available-for-sale debt securities due to higher average investment balances and rising interest rates. In addition, other expenses in 2017 included the recognition of a $30.1 million loss on debt extinguishment related to the 2017 Tarrytown lease transaction. See Note 12 to our Consolidated Financial Statements. The increase in other income in 2018 was partly offset by the recognition of unrealized losses on equity securities. In the first quarter of 2018, we adopted Accounting Standards Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires us to measure equity investments at fair value with changes in fair value recognized in net income; previously, such changes in fair value were recognized in Other comprehensive income (loss).
Income Taxes

	Year Ended December 31,
(In millions, except effective tax rate)	2018	2017	2016
Income tax expense	$(109.1)	$(880.0)	$(434.3)
Effective tax rate	4.3%	42.3%	32.7%
On December 22, 2017, the bill known as the "Tax Cuts and Jobs Act" (the Act) was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, includes a number of provisions that impact us, including reducing the U.S. federal corporate income tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income (GILTI)), allowing for a foreign-derived intangible income deduction and immediate expensing of the cost for qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, as a result of the Act being signed into law, we recognized a provisional charge of $326.2 million in the fourth quarter of 2017 related to the re-measurement of our U.S. net deferred tax assets at the lower enacted corporate tax rate. The provisional charge recorded in the fourth quarter of 2017 was an estimate and was subject to further analysis, interpretation, and clarification of the Act. During 2018, we recorded an income tax benefit of $68.0 million as a final adjustment to the provisional amount recorded as of December 31, 2017.
Our effective tax rate for 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the sale of non-inventory related assets between foreign subsidiaries (for which we recorded a $162.1 million net income tax benefit), and, to a lesser extent, the federal tax credit for research activities, stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and tax planning in connection with the Act. The 2017 effective tax rate was negatively impacted by the provisional charge recorded as a result of the Act being signed into law (as described above), and was partly offset by the tax benefit associated with stock-based compensation. The 2016 effective tax rate was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, partly offset by the negative impact of losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,		Increase
(In millions)	2018	2017	(Decrease)
Financial assets:
Cash and cash equivalents	$1,467.7	$812.7	$655.0
Marketable securities - current	1,342.2	596.8	745.4
Marketable securities - noncurrent	1,755.0	1,486.5	268.5
	$4,564.9	$2,896.0	$1,668.9

Working capital:
Current assets	$6,447.6	$4,335.0	$2,112.6
Current liabilities	1,442.8	1,135.5	307.3
	$5,004.8	$3,199.5	$1,805.3
As of December 31, 2018, we also had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
In addition, and as described in Part 1, Item 1. "Business - Collaborations - Collaborations with Sanofi," we and Sanofi recently entered into an Amended IO Discovery Agreement, pursuant to which Sanofi made a payment of $461.9 million to us in the first quarter of 2019.
Sources and Uses of Cash for the Years Ended December 31, 2018, 2017, and 2016

	Year Ended December 31,			Increase (Decrease)
(In millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Cash flows provided by operating activities	$2,195.1	$1,307.1	$1,485.9	$888.0	$(178.8)
Cash flows used in investing activities	$(1,463.0)	$(1,005.2)	$(1,046.8)	$(457.8)	$41.6
Cash flows used in financing activities	$(77.1)	$(24.4)	$(700.5)	$(52.7)	$676.1
Cash Flows from Operating Activities
2018. Our net income of $2,444.4 million in 2018 included (i) non-cash compensation expense of $427.4 million, (ii) the recognition of cumulative catch-up adjustments of $135.0 million within revenue primarily in connection with the Amended IO Discovery Agreement, and (iii) other non-cash items, including $75.8 million in connection with Sanofi satisfying its Libtayo development funding obligation in shares of Regeneron stock (see "Sanofi Funding of Certain Development Costs" below) and $41.9 million related to unrealized losses (net) on equity securities. Deferred tax assets as of December 31, 2018 increased by $140.0 million, compared to December 31, 2017, primarily due to the impact of the Company's sale of non-inventory related assets between foreign subsidiaries.
2017. Our net income of $1,198.5 million in 2017 included non-cash compensation expense of $507.3 million. Deferred tax assets as of December 31, 2017 decreased by $318.8 million, compared to December 31, 2016, primarily due to the re-measurement of our U.S. net deferred tax assets at the lower enacted corporate tax rates pursuant to the Act (as described in "Results of Operations - Income Taxes") and additional tax depreciation, partly offset by an increase in deferred tax assets related to stock-based compensation. Cash flows from operating activities for the year ended December 31, 2017 were negatively impacted by $926.5 million in connection with changes in other assets and liabilities. Included in such change was a decrease in deferred revenue by $113.1 million compared to December 31, 2016, partly due to the acceleration of the recognition of deferred revenue in connection with the Sanofi Antibody Discovery Agreement and the Bayer Ang2 agreement; see "Results of Operations - Revenues" section above for further details.

2016. Our net income of $895.5 million in 2016 included non-cash compensation expense of $559.9 million. Deferred tax assets as of December 31, 2016 increased by $360.1 million, compared to December 31, 2015, primarily due to an increase in stock-based compensation, the tax basis of intangible assets, and deferred revenue. Deferred revenue increased by $244.3 million as of December 31, 2016, compared to December 31, 2015, primarily due to $250.0 million and $60.0 million of payments received during 2016 from Teva and Mitsubishi, respectively, in connection with the companies' respective fasinumab collaborations, and the $50.0 million up-front payment from Bayer in connection with the companies' Ang2 collaboration, partly offset primarily by the amortization of these 2016 payments and past up-front payments from Sanofi.
Cash Flows from Investing Activities
Capital expenditures were $383.1 million, $272.6 million, and $511.9 million in 2018, 2017, and 2016, respectively. Capital expenditures increased in 2018, compared to 2017, primarily due to higher capital expenditures in connection with renovations and additions at our Limerick, Ireland and Rensselaer, New York manufacturing facilities, and laboratory expansion and renovations at our Tarrytown, New York facilities.
We expect to incur capital expenditures of $410 million to $490 million in 2019 primarily in connection with expanding a portion of our manufacturing facilities at our Rensselaer, New York facility, continued renovations and expansion of our Limerick, Ireland facility, and laboratory expansion and renovations at our Tarrytown, New York facilities.
Cash Flows from Financing Activities
In 2017, proceeds in connection with capital and facility lease obligations relate to our receipt of $57.0 million in connection with the March 2017 lease transaction as described below under "Tarrytown, New York Leases". In 2016, we paid an aggregate amount of $643.4 million to warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants.
Credit Facility
In December 2018, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility), and contemporaneously terminated our then-existing credit agreement (the Prior Credit Agreement). The Credit Agreement was entered into on terms substantially similar to those of the Prior Credit Agreement. No borrowings were outstanding under the Prior Credit Agreement at the time of its termination.
The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $50.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond December 2023, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of December 31, 2018.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of December 31, 2018.
Sanofi Funding of Certain Development Costs
As described in Part 1, Item 1. "Business - Collaborations - Collaborations with Sanofi," effective January 7, 2018, we and Sanofi entered into a Letter Agreement in connection with, among other matters, increasing the development budget amount for Libtayo and allocating additional funds to certain proposed activities relating to dupilumab and REGN3500. Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 1,173,847 shares remain available to be sold as of December 31, 2018) of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions.
During 2018, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 215,387 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded $75.8 million related to the shares received as Treasury Stock during 2018. In addition, during 2018, Sanofi elected to sell, and we elected to purchase (in cash), 10,766 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $4.4 million, as Treasury Stock during 2018.
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
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in our Credit Facility. We were in compliance with all covenants of the Participation Agreement and the Lease as of December 31, 2018.
Funding Requirements
The amount required to fund operations will depend on various factors, including revenues from net product sales, the potential regulatory approval and commercialization of our product candidates and the timing thereof, the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights (and future litigation related thereto), the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations (in particular those with Sanofi and Bayer). We believe that our existing capital resources, borrowing availability under our revolving credit facility, funds generated by anticipated EYLEA net product sales, and, as described above under Part I, Item 1. "Business - Collaborations," funding for reimbursement of research and development costs that we are entitled to receive under our collaboration agreements, will enable us to meet our projected operating needs for the foreseeable future.

The following table summarizes our contractual obligations as of December 31, 2018.

		Payments Due by Period
(In millions)	Total	Less than one year	1 to 3 years	3 to 5 years	Greater than 5 years
Purchase and other obligations (1)	$1,794.2	$936.9	$649.8	$180.1	$27.4
Capital and facility lease obligations (2)	89.7	26.4	56.3	7.0	—
Operating leases	25.4	10.4	7.2	3.7	4.1
Total contractual obligations	$1,909.3	$973.7	$713.3	$190.8	$31.5

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

Liabilities for unrecognized tax benefits, totaling $189.5 million at December 31, 2018, are not included in the table of contractual obligations above as, due to their nature, there is a high degree of uncertainty regarding the period of potential future cash settlement with taxing authorities. See Note 16 to our Consolidated Financial Statements.
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
We anticipate continuing to incur substantial commercialization costs for EYLEA, Dupixent, Praluent, Kevzara, and Libtayo. Commercialization costs over the next few years will depend on, among other things, the market potential for product candidates, whether commercialization costs are shared with a collaborator, and regulatory approval of additional product candidates.
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
Under our Antibody and IO Collaborations with Sanofi and our collaboration with Bayer for EYLEA outside the United States, we and our collaborator share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration is profitable, we have contingent contractual obligations to reimburse Sanofi and Bayer for a defined percentage (generally 50%) of agreed-upon development expenses funded by Sanofi and Bayer. These reimbursements would be deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our EYLEA collaboration with Bayer, inclusive of our percentage on product sales in Japan) otherwise payable to us, unless, in the case of EYLEA, we elect to reimburse these expenses at a faster rate. As of December 31, 2018, our contingent reimbursement obligation to Bayer for EYLEA was approximately $265 million and our contingent reimbursement obligation to Sanofi in connection with the companies' Antibody Collaboration and IO Collaboration was approximately $2.786 billion and $58 million, respectively. Therefore, we expect that, for the foreseeable future, a portion of our share of profits from sales of EYLEA outside the United States and a portion of our share of profits, if any, from sales of Dupixent, Praluent, and Kevzara will be used to reimburse our collaborator for these obligations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of corporate bonds, direct obligations of the U.S. government and its agencies and other debt securities guaranteed by the U.S. government, and municipal bonds. We do not believe we are materially exposed to changes in interest rates related to our investments, and we do not currently use interest rate derivative instruments to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $27.7 million and $23.2 million decrease in the fair value of our investment portfolio as of December 31, 2018 and 2017, respectively.
We have exposure to market risk for changes in interest rates, including the interest rate risk relating to our March 2017 variable rate Tarrytown, New York lease (as described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases"). Our interest rate exposure is primarily offset by our investments in marketable securities. In addition, we further manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes and are not used for trading or speculative purposes. We continue to monitor our interest rate risk and may utilize additional derivative instruments and/or other strategies in the future to further mitigate our interest rate exposure.
We have hedged a portion of our floating interest rate exposure using interest rate swap and interest rate cap contracts (see Note 6 to our Consolidated Financial Statements). We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would not have a material impact on the fair value of our interest rate swap or interest rate cap contracts. The following table summarizes the notional amounts of our outstanding interest rate swap and cap contracts as of December 31, 2018:

(In millions)	Notional Amount
Interest rate swap contracts	$75.0
Interest rate cap contracts	$75.0
Credit Quality Risk
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In 2018, 2017, and 2016, we did not record any charges for other-than-temporary impairments of our available-for-sale debt securities.
We are subject to credit risk associated with the receivables due from our collaborators Bayer, Sanofi, and Teva. We are also subject to credit risk in connection with trade accounts receivable from our product sales. These trade accounts receivable are primarily due from several distributors and specialty pharmacies, who are our customers. We have contractual payment terms with each of our customers, and we monitor our customers' financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During 2018, 2017, and 2016, we did not recognize any charges for write-offs of accounts receivable related to our marketed products. As of December 31, 2018 and 2017, three customers accounted on a combined basis for 99% of our net trade accounts receivables.

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
Market Price Risk
We are exposed to price risk on equity securities included in our investment portfolio. Our marketable securities include equity investments in publicly traded stock of companies, including common stock of companies with which we have entered into collaboration arrangements. Changes in the fair value of our equity investments are included in Other income (expense), net on the Consolidated Statements of Income. For the year ended December 31, 2018, there were $41.9 million of net unrealized losses on equity securities recognized in Other income (expense), net.
Item 8. Financial Statements and Supplementary Data
The financial statements required by this Item are included on pages F-1 through F-47 of this report. The supplementary financial information required by this Item is included at page F-47 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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

10.2.11 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2017, filed February 8, 2018.)

10.2.12 +
Form of stock option agreement and related notice of grant for use in connection with the grant of incentive stock options to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2017, filed February 8, 2018.)

10.2.13 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to P. Roy Vagelos, M.D. under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2017, filed February 8, 2018.)

10.2.14 +
Form of stock option agreement and related notice of grant for use in connection with the grant of incentive stock options to P. Roy Vagelos, M.D. under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2017, filed February 8, 2018.)

10.2.15 +
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2017, filed February 8, 2018.)

10.2.16 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's non-employee directors under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2017, filed February 8, 2018.)

10.2.17 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised).

10.2.18 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to P. Roy Vagelos, M.D. under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised).

10.2.19 +
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised).

10.2.20 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's non-employee directors under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised).

10.2.21 +
Form of restricted stock unit award agreement and related notice of grant for use in connection with the grant of restricted stock units to the Registrant's non-employee directors under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised).

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

10.12*
Amended and Restated Discovery and Preclinical Development Agreement, dated as of November 10, 2009, by and between Aventis Pharmaceuticals Inc. and the Registrant. (Incorporated by reference from the Form 10-K/A for the Registrant, for the year ended December 31, 2009, filed June 2, 2010.)

10.12.1*
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

10.13*
Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant. (Incorporated by reference from the Form 10-K/A for the Registrant, for the year ended December 31, 2009, filed June 2, 2010.)

10.13.1*
First Amendment to Amended and Restated License and Collaboration Agreement by and between the Registrant and Aventis Pharmaceuticals Inc., dated May 1, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.13.2*
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

10.15*
Letter Agreement by and between the Registrant and Aventis Pharmaceuticals Inc., dated May 2, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.16
Credit Agreement, dated as of December 14, 2018, by and among the Registrant, as a borrower and guarantor; certain direct subsidiaries of the Registrant, as the initial subsidiary borrowers; JPMorgan Chase Bank, N.A., as administrative agent; Bank of America, N.A. and U.S. Bank National Association, as co-syndication agents; Barclays Bank PLC, Citibank, N.A., Fifth Third Bank, and MUFG Bank, Ltd., as co-documentation agents; JPMorgan Chase Bank, N.A., Bank of America, N.A., and U.S. Bank National Association, as the issuing banks; JPMorgan Chase Bank, N.A., as the swingline lender; and the other lenders party thereto from time to time. (Incorporated by reference from the Form 8-K for the Registrant, filed December 17, 2018.)

10.17*	Amended and Restated Immuno-oncology Discovery and Development Agreement, executed on January 2, 2019 and effective as of December 31, 2018, by and between the Registrant and Sanofi Biotechnology SAS.
10.18*
Immuno-oncology License and Collaboration Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.19*
Collaboration Agreement, dated as of September 29, 2015, by and between Regeneron Ireland and Mitsubishi Tanabe Pharma Corporation. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.20*
ANG2 License and Collaboration Agreement, dated as of March 23, 2016, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2016, filed May 5, 2016.)

10.21*
Collaboration Agreement, dated as of September 17, 2016, by and between Teva Pharmaceuticals International GmbH and Regeneron Ireland. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2016, filed November 4, 2016.)

10.22*
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

10.24
Lease and Remedies Agreement, dated as of March 3, 2017, between Old Saw Mill Holdings LLC, as lessee, and BA Leasing BSC, LLC, as lessor. (Incorporated by reference from the Form 8-K for the Registrant, filed March 9, 2017.)

10.25
Guaranty, dated as of March 3, 2017, made by the Registrant, Regeneron Healthcare Solutions, Inc. and Regeneron Genetics Center LLC, as the initial guarantors. (Incorporated by reference from the Form 8-K for the Registrant, filed March 9, 2017.)

10.26 +
Retirement Agreement, effective as of January 5, 2018, by and between Regeneron Pharmaceuticals, Inc. and Robert J. Terifay. (Incorporated by reference from the Form 10-Q for the Registrant, filed May 3, 2018.)

10.27
Letter Agreement, dated as of January 7, 2018, by and among the Registrant, Sanofi, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amérique du Nord, and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, filed May 3, 2018.)

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

REGENERON PHARMACEUTICALS, INC.

Date:	February 7, 2019	By:	/s/ LEONARD S. SCHLEIFER
Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard S. Schleifer, President and Chief Executive Officer, and Robert E. Landry, Executive Vice President, Finance and Chief Financial Officer, and each of them, his or her true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities therewith, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LEONARD S. SCHLEIFER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 7, 2019
Leonard S. Schleifer, M.D., Ph.D.
/s/ ROBERT E. LANDRY	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 7, 2019
Robert E. Landry
/s/ CHRISTOPHER R. FENIMORE	Vice President, Controller (Principal Accounting Officer)	February 7, 2019
Christopher R. Fenimore
/s/ GEORGE D. YANCOPOULOS	President, Chief Scientific Officer, and Director	February 7, 2019
George D. Yancopoulos, M.D., Ph.D.
/s/ P. ROY VAGELOS	Chairman of the Board	February 7, 2019
P. Roy Vagelos, M.D.
/s/ BONNIE L. BASSLER	Director	February 7, 2019
Bonnie L. Bassler, Ph.D.
/s/ MICHAEL S. BROWN	Director	February 7, 2019
Michael S. Brown, M.D.
/s/ N. ANTHONY COLES	Director	February 7, 2019
N. Anthony Coles, M.D.
/s/ JOSEPH L. GOLDSTEIN	Director	February 7, 2019
Joseph L. Goldstein, M.D.
/s/ CHRISTINE A. POON	Director	February 7, 2019
Christine A. Poon
/s/ ARTHUR F. RYAN	Director	February 7, 2019
Arthur F. Ryan
/s/ GEORGE L. SING	Director	February 7, 2019
George L. Sing
/s/ MARC TESSIER-LAVIGNE	Director	February 7, 2019
Marc Tessier-Lavigne, Ph.D.
/s/ HUDA Y. ZOGHBI	Director	February 7, 2019
Huda Y. Zoghbi, M.D.

REGENERON PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Regeneron Pharmaceuticals, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Regeneron Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income; stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 7, 2019

We have served as the Company’s auditor since 1989.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,467.7	$812.7
Marketable securities	1,342.2	596.8
Accounts receivable - trade, net	1,723.7	1,538.6
Accounts receivable from Sanofi	226.4	193.7
Accounts receivable from Bayer	293.1	242.0
Inventories	1,151.2	726.1
Prepaid expenses and other current assets	243.3	225.1
Total current assets	6,447.6	4,335.0

Marketable securities	1,755.0	1,486.5
Property, plant, and equipment, net	2,575.8	2,358.6
Deferred tax assets	828.7	506.3
Other noncurrent assets	127.4	77.9
Total assets	$11,734.5	$8,764.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$218.2	$178.2
Accrued expenses and other current liabilities	772.1	637.2
Deferred revenue from Sanofi	246.7	177.7
Deferred revenue - other	205.8	142.4
Total current liabilities	1,442.8	1,135.5

Capital and facility lease obligations	708.5	703.5
Deferred revenue from Sanofi	279.3	379.9
Deferred revenue - other	184.9	249.3
Other noncurrent liabilities	361.7	152.0
Total liabilities	2,977.2	2,620.2

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred Stock, $.01 par value; 30,0000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,354 in 2018 and 2017	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 111,084,951 in 2018 and 109,477,222 in 2017	0.1	0.1
Additional paid-in capital	3,911.6	3,512.9
Retained earnings	5,254.3	2,946.7
Accumulated other comprehensive (loss) income	(12.3)	0.6
Treasury Stock, at cost; 3,990,021 shares in 2018 and 3,763,868 shares in 2017	(396.4)	(316.2)
Total stockholders' equity	8,757.3	6,144.1
Total liabilities and stockholders' equity	$11,734.5	$8,764.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Statements of Operations
Revenues:
Net product sales	$4,106.2	$3,718.5	$3,338.4
Sanofi collaboration revenue	1,111.1	877.2	658.7
Bayer collaboration revenue	1,076.7	938.1	744.3
Other revenue	416.8	338.4	119.0
	6,710.8	5,872.2	4,860.4

Expenses:
Research and development	2,186.1	2,075.1	2,052.3
Selling, general, and administrative	1,556.2	1,320.4	1,177.7
Cost of goods sold	180.0	202.5	194.6
Cost of collaboration and contract manufacturing	254.1	194.6	105.1
	4,176.4	3,792.6	3,529.7

Income from operations	2,534.4	2,079.6	1,330.7

Other income (expense):
Other income (expense), net	47.3	24.0	6.3
Interest expense	(28.2)	(25.1)	(7.2)
	19.1	(1.1)	(0.9)

Income before income taxes	2,553.5	2,078.5	1,329.8

Income tax expense	(109.1)	(880.0)	(434.3)

Net income	$2,444.4	$1,198.5	$895.5

Net income per share - basic	$22.65	$11.27	$8.55
Net income per share - diluted	$21.29	$10.34	$7.70

Weighted average shares outstanding - basic	107.9	106.3	104.7
Weighted average shares outstanding - diluted	114.8	115.9	116.3

Statements of Comprehensive Income
Net income	$2,444.4	$1,198.5	$895.5
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable securities	(7.0)	12.7	(21.4)
Unrealized gain on cash flow hedges	0.7	0.8	—
Comprehensive income	$2,438.1	$1,212.0	$874.1

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2018, 2017, and 2016
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2015	1.9	—	106.4	$0.1	$3,099.5	$852.7	$8.6	(3.6)	$(306.1)	$3,654.8
Issuance of Common Stock in connection with exercise of stock options	—	—	1.7	—	115.2	—	—	—	—	115.2
Common Stock tendered upon exercise of stock options and vesting of restricted stock in connection with employee tax obligations	—	—	(0.3)	—	(143.2)	—	—	—	—	(143.2)
Issuance of Common Stock in connection with conversion of convertible notes	—	—	0.1	—	48.0	—	—	—	—	48.0
Issuance of Common Stock in connection with Company 401(k) Savings Plan	—	—	—	—	16.6	—	—	—	—	16.6
Stock-based compensation charges	—	—	—	—	574.9	—	—	—	—	574.9
Acquisition of Common Stock in connection with exercise of convertible note hedges	—	—	—	—	10.1	—	—	(0.2)	(10.1)	—
Reduction of warrants	—	—	—	—	(643.3)	—	—	—	—	(643.3)
Reduction of equity component of convertible notes	—	—	—	—	(47.8)	—	—	—	—	(47.8)
Net income	—	—	—	—	—	895.5	—	—	—	895.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21.4)	—	—	(21.4)
Balance, December 31, 2016	1.9	—	107.9	0.1	3,030.0	1,748.2	(12.8)	(3.8)	(316.2)	4,449.3
Issuance of Common Stock in connection with exercise of stock options	—	—	2.3	—	240.6	—	—	—	—	240.6
Common Stock tendered upon exercise of stock options and vesting of restricted stock in connection with employee tax obligations	—	—	(0.8)	—	(301.7)	—	—	—	—	(301.7)
Issuance of restricted stock under Long-Term Incentive Plan	—	—	0.1	—	—	—	—	—	—	—
Issuance of Common Stock in connection with Company 401(k) Savings Plan	—	—	—	—	19.4	—	—	—	—	19.4
Stock-based compensation charges	—	—	—	—	524.6	—	—	—	—	524.6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Net income	—	—	—	—	—	1,198.5	—	—	—	1,198.5
Other comprehensive income, net of tax	—	—	—	—	—	—	13.4	—	—	13.4
Balance, December 31, 2017	1.9	—	109.5	0.1	3,512.9	2,946.7	0.6	(3.8)	(316.2)	6,144.1
Issuance of Common Stock in connection with exercise of stock options	—	—	1.7	—	114.2	—	—	—	—	114.2
Common Stock tendered upon exercise of stock options and vesting of restricted stock in connection with employee tax obligations	—	—	(0.5)	—	(187.2)	—	—	—	—	(187.2)
Issuance of restricted stock under Long-Term Incentive Plan	—	—	0.3	—	—	—	—	—	—	—
Issuance of Common Stock in connection with Company 401(k) Savings Plan	—	—	0.1	—	26.9	—	—	—	—	26.9
Repurchases of Common Stock from Sanofi	—	—	—	—	—	—	—	(0.2)	(80.2)	(80.2)
Stock-based compensation charges	—	—	—	—	444.8	—	—	—	—	444.8
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	—	—	(136.8)	(6.6)	—	—	(143.4)
Net income	—	—	—	—	—	2,444.4	—	—	—	2,444.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6.3)	—	—	(6.3)
Balance, December 31, 2018	1.9	—	111.1	$0.1	$3,911.6	$5,254.3	$(12.3)	(4.0)	$(396.4)	$8,757.3
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$2,444.4	$1,198.5	$895.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148.2	145.5	104.7
Non-cash compensation expense	427.4	507.3	559.9
Other non-cash items, net	12.1	63.5	45.1
Deferred taxes	(140.0)	318.8	(360.1)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(268.9)	(362.7)	(143.8)
Increase in inventories	(387.9)	(314.2)	(149.8)
(Increase) decrease in prepaid expenses and other assets	(55.7)	(113.3)	36.1
(Decrease) increase in deferred revenue	(194.5)	(113.1)	244.3
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	210.0	(23.2)	254.0
Total adjustments	(249.3)	108.6	590.4
Net cash provided by operating activities	2,195.1	1,307.1	1,485.9

Cash flows from investing activities:
Purchases of marketable and other securities	(1,845.5)	(1,277.2)	(809.4)
Sales or maturities of marketable securities	775.6	544.6	274.5
Capital expenditures	(383.1)	(272.6)	(511.9)
Other	(10.0)	—	—
Net cash used in investing activities	(1,463.0)	(1,005.2)	(1,046.8)

Cash flows from financing activities:
Proceeds in connection with capital and facility lease obligations	—	57.0	5.1
Payments in connection with capital and facility lease obligations	—	(19.9)	(32.8)
Repayments of convertible senior notes	—	—	(12.9)
Payments in connection with reduction of outstanding warrants	—	—	(643.4)
Proceeds from issuance of Common Stock	114.5	240.2	126.7
Payments in connection with Common Stock tendered for employee tax obligations	(187.2)	(301.7)	(143.2)
Repurchases of Common Stock	(4.4)	—	—
Net cash used in financing activities	(77.1)	(24.4)	(700.5)

Net increase (decrease) in cash, cash equivalents, and restricted cash	655.0	277.5	(261.4)

Cash, cash equivalents, and restricted cash at beginning of period	825.2	547.7	809.1

Cash, cash equivalents, and restricted cash at end of period	$1,480.2	$825.2	$547.7

Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	$22.3	$18.7	$5.5
Cash paid for income taxes	$205.6	$754.8	$481.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, dollars in millions, except per share data)

1. Business Overview and Summary of Significant Accounting Policies
Organization and Business
Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, neuromuscular diseases, infectious diseases, and rare diseases. The Company's products that have received marketing approval consist of EYLEA® (aflibercept), Dupixent® (dupilumab), Praluent® (alirocumab), Kevzara® (sarilumab), Libtayo® (cemiplimab), ARCALYST® (rilonacept), and ZALTRAP® (ziv-aflibercept). The Company is a party to collaboration agreements to develop and commercialize, as applicable, certain products and product candidates (see Note 3).
The Company operates in one business segment, which includes all activities related to the discovery, development, and commercialization of medicines for the treatment of serious diseases. The Company's business is subject to certain risks including, but not limited to, uncertainties relating to conducting pharmaceutical research, product development, obtaining regulatory approvals, market acceptance, competition, and obtaining and enforcing patents.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

The following tables summarize the impacts of adopting ASC 606 on the Company's consolidated financial statements as of and for the year ended December 31, 2018 compared with the guidance that was in effect before the change.

	December 31, 2018
Balance Sheet Data	As Reported	Adjustments	Balance Without Adoption of ASC 606
Inventories	$1,151.2	$17.5	$1,168.7
Deferred tax assets	$828.7	$17.5	$846.2
Total assets	$11,734.5	$35.0	$11,769.5
Accrued expenses and other current liabilities	$772.1	$(1.3)	$770.8
Deferred revenue from Sanofi (current)	$246.7	$(93.0)	$153.7
Deferred revenue - other (current)	$205.8	$(58.3)	$147.5
Total current liabilities	$1,442.8	$(152.6)	$1,290.2
Deferred revenue from Sanofi (noncurrent)	$279.3	$163.2	$442.5
Deferred revenue - other (noncurrent)	$184.9	$21.8	$206.7
Total liabilities	$2,977.2	$32.4	$3,009.6
Retained earnings	$5,254.3	$2.6	$5,256.9
Total stockholders' equity	$8,757.3	$2.6	$8,759.9
Total liabilities and stockholders' equity	$11,734.5	$35.0	$11,769.5

	Year Ended December 31, 2018
Consolidated Statement of Operations Data	As Reported	Adjustments	Balance Without Adoption of ASC 606
Sanofi collaboration revenue	$1,111.1	$(163.8)	$947.3
Other revenue	$416.8	$(31.7)	$385.1
Total revenues	$6,710.8	$(195.5)	$6,515.3
Cost of collaboration and contract manufacturing	$254.1	$(17.5)	$236.6
Income from operations	$2,534.4	$(178.0)	$2,356.4
Income before income taxes	$2,553.5	$(178.0)	$2,375.5
Income tax expense	$(109.1)	$37.2	$(71.9)
Net income	$2,444.4	$(140.8)	$2,303.6
The Company also adopted Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018. The amendments require companies to measure equity investments at fair value with changes in fair value recognized in net income. Upon adoption, the Company recognized a cumulative-effect adjustment, related to unrealized gains on equity securities, to reduce Accumulated other comprehensive income and increase Retained earnings on January 1, 2018 by $6.6 million. See Note 4 and Note 5.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

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
Marketable Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. We invest our cash primarily in debt securities of investment grade institutions. We consider our investments in debt securities to be "available-for-sale," as defined by authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). These assets are carried at fair value and the unrealized gains and losses are included in Accumulated other comprehensive income (loss). Realized gains and losses on available-sale-sale debt securities are included in Other income (expense), net. We also have investments in equity securities that are carried at fair value with changes in fair value recognized within Other income (expense), net. We have elected to measure certain equity investments we hold that do not have readily determinable fair values at cost less impairment, if any, and adjust for observable price changes in orderly transactions for identical or similar investments of the same issuer.
The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. If a decline in the fair value of an available-for-sale debt security in the Company's investment portfolio is deemed to be other-than-temporary, the Company writes down the cost basis of the security to its current fair value and recognizes a loss as a charge against income.
Accounts Receivable - Trade
The Company's trade accounts receivable arise from product sales and represent amounts due from its distributors and specialty pharmacies (collectively, the Company's trade "customers"), which are all located in the United States. The Company monitors the financial performance and credit worthiness of its large customers so that it can properly assess and respond to changes in their credit profile. The Company provides reserves against trade receivables for estimated losses, if any, that may result from a customer's inability to pay. Amounts determined to be uncollectible are written-off against the reserve.
Inventories
Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method.
The Company capitalizes inventory costs associated with the Company's products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval.
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
(Unless otherwise noted, dollars in millions, except per share data)

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
Revenue Recognition
a. Product Revenue
Product revenue consists of U.S. sales of EYLEA, Libtayo, and ARCALYST. Revenue from product sales is recognized at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt by our distributors and specialty pharmacies. The Company's written contracts with its customers stipulate product is shipped freight on board destination (FOB destination).
The Company sells its marketed products in the United States to several distributors and specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of product. For EYLEA and Libatyo, the distributors and specialty pharmacies generally sell the product directly to healthcare providers.
The amount of revenue we recognize from product sales varies due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration that we will be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payer mix, and other relevant factors. The Company reviews its estimates of rebates, chargebacks, and other applicable provisions each period and records any necessary adjustments in the current period's net product sales.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product's expiration date. The Company will accept returns for three months prior to and up to six months after the product expiration date. Product returned is generally not resalable given the nature of the Company's products and method of administration. The Company develops estimates for product returns based upon historical experience, shelf life of the product, and other relevant factors. The Company monitors product supply levels in the distribution channel, as well as sales by its customers of EYLEA and Libtayo to healthcare providers and ARCALYST to patients using product-specific data provided by its customers. If necessary, the Company's estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.
Other Sales-Related Deductions: The Company estimates discounts and other sales-related deductions offered to customers, group purchasing organizations, and end-user customers, based on written contracts. The Company estimates and records other sales-related deductions generally based on gross sales.
b. Collaboration Revenue
We have entered into various agreements related to our activities to research, develop, manufacture, and commercialize product candidates and utilize our technology platforms. The Company earns collaboration revenue in connection with collaboration agreements to utilize our technology platforms and develop and/or commercialize product candidates where we deem the collaborator to be our customer. As described above, during the first quarter of 2018, we adopted ASC 606. Under the terms of the new standard, revenue is measured as the amount of consideration we expect to be entitled to in exchange for transferring promised goods or providing services to a customer, and is recognized when (or as) we satisfy performance obligations under the terms of a contract. Depending on the terms of the arrangement, we may defer the recognition of all or a portion of the consideration received because the performance obligations are satisfied over time.
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
At the inception of the contract, the transaction price reflects the amount of consideration we expect to be entitled to in exchange for transferring promised goods or services to our customer. In arrangements where we satisfy performance obligation(s) during the development phase over time, we recognize collaboration revenue over time typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion. We review our estimate of the transaction price and the total expected cost each period, and make revisions to such estimates as necessary.
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
Under certain of the Company's collaboration agreements, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. The Company shares in any profits or losses arising from the commercialization of such products, and records its share of the variable consideration, representing net product sales less cost of goods sold and shared commercialization and other expenses, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborator. Our collaborators provide us with estimates of our share of the profits or losses for such quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our share of the profit or loss is adjusted accordingly, as necessary
In arrangements where the collaborator records product sales, the Company may be obligated to use commercially reasonable efforts to supply commercial product to its collaborators, and may be reimbursed for its manufacturing costs as commercial product is shipped to its collaborators; however, recognition of such cost reimbursements as collaboration revenue is deferred until the

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

product is sold by the Company's collaborators to third-party customers. In addition, we may also be reimbursed for a portion of costs incurred for other commercial-related activities, which are recorded as collaboration revenue in the period in which such costs are incurred.
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
Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as contract research organizations ("CROs"), independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. For each clinical trial that we conduct, certain clinical trial costs are expensed immediately, while others are expensed over time based on the expected total number of patients in the trial, the rate at which patients enter the trial, and/or the period over which clinical investigators or CROs are expected to provide services.
Clinical activities which relate principally to clinical sites and other administrative functions to manage our clinical trials are performed primarily by CROs. CROs typically perform most of the start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. These start-up costs usually occur within a few months after the contract has been executed and are event-driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. In the event of early termination of a clinical trial, we accrue and recognize expenses in an amount based on our estimate of the remaining noncancelable obligations associated with the winding down of the clinical trial and/or penalties.
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
Stock-based Compensation
The Company recognizes stock-based compensation expense for grants of stock option, restricted stock awards, and restricted stock units under the Company's Long-Term Incentive Plans to employees and non-employee members of the Company's board of directors (as applicable) based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, including deferred tax assets and liabilities for expected amounts of global intangible low-taxed income ("GILTI") inclusions. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Uncertain tax positions, for which management's assessment is that there is more than a 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to certain recognition and measurement criteria. The Company re-evaluates uncertain tax positions and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. The Company adjusts the level of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain positions. The Company recognizes interest and penalties related to income tax matters in income tax expense.
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
Concentrations of credit risk with respect to accounts receivable are significant. The Company has a concentration of credit risk associated with the receivables due from its collaborators Bayer, Sanofi, and Teva. The Company is also subject to credit risk with accounts receivable from its product sales, which are due from several distributors and specialty pharmacies (the Company's customers). As of December 31, 2018 and 2017, three individual customers accounted for 99% of the Company's net trade accounts receivable balances. The Company has contractual payment terms with each of its customers, and the Company monitors its customers' financial performance and credit worthiness so that it can properly assess and respond to any changes in their credit profile. As of December 31, 2018 and 2017, there were no reserves against trade accounts receivable. In addition, during the years ended December 31, 2018, 2017, and 2016, the Company did not recognize any charges for write-offs of trade accounts receivable.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires a lessee to recognize on its balance sheet (for both finance and operating leases) a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We will adopt this new standard on January 1, 2019 (the "effective date") and use the effective date as our date of initial application. As such, we will not adjust prior period amounts. Furthermore, we expect to elect the practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under the new standard for leases that commenced prior to the effective date. We have substantially completed the process of analyzing and extracting relevant data from the Company’s lease contracts. We are finalizing our evaluation of the impact that this guidance will have on our financial statements, including related disclosures, and expect to recognize additional right-of-use assets and corresponding lease liabilities related to operating leases of approximately $30 million as of January 1, 2019. We have also evaluated our facilities for which the Company has historically applied build-to-suit accounting, and do not expect a material impact on our

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

financial statements upon adoption of the new standard. The ultimate impact that the new standard will have will depend on the total amount of the Company's lease commitments as of our first reporting period subsequent to the adoption date. We are also finalizing our implementation of a new lease accounting software system and updating our internal controls and processes.
2. Product Sales
Net product sales consist of the following:

	Year Ended December 31,
Net Product Sales in the United States	2018	2017	2016
EYLEA	$4,076.7	$3,701.9	$3,323.1
Libtayo	14.8	—	—
ARCALYST	14.7	16.6	15.3
	$4,106.2	$3,718.5	$3,338.4
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the years ended December 31, 2018, 2017, and 2016. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Year Ended December 31,
	2018	2017	2016
Besse Medical, a subsidiary of AmerisourceBergen Corporation	56%	51%	55%
McKesson Corporation	36%	29%	28%
Curascript SD Specialty Distribution, a subsidiary of Express Scripts	**	19%	16%
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
The following table summarizes the provisions, and credits/payments, for these sales-related deductions for the years ended December 31, 2018, 2017, and 2016.

	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2015	$6.4	$48.4	$0.5	$55.3
Provisions	93.4	154.4	30.4	278.2
Credits/payments	(87.1)	(173.3)	(27.3)	(287.7)
Balance as of December 31, 2016	12.7	29.5	3.6	45.8
Provisions	167.8	194.1	46.4	408.3
Credits/payments	(150.6)	(189.5)	(28.7)	(368.8)
Balance as of December 31, 2017	29.9	34.1	21.3	85.3
Provisions	223.4	211.0	44.5	478.9
Credits/payments	(212.2)	(203.1)	(57.5)	(472.8)
Balance as of December 31, 2018	$41.1	$42.0	$8.3	$91.4

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

3. Collaboration and License Agreements
We have entered into various agreements related to our activities to research, develop, manufacture, and commercialize product candidates and utilize our technology platforms. Significant agreements of this kind are described below.
a. Sanofi
Sanofi owned a total of 23,654,384 shares of our Common Stock as of December 31, 2018, a portion of which was purchased in connection with the companies' antibody collaboration described below. See Note 13 for a description of the investor agreement between us and Sanofi.
The collaboration revenue we earned from Sanofi is detailed below:

	Year Ended December 31,
Sanofi Collaboration Revenue	2018	2017	2016
Antibody:
Reimbursement of Regeneron research and development expenses	$265.3	$508.4	$564.9
Reimbursement of Regeneron commercialization-related expenses	417.2	368.8	305.9
Regeneron's share of losses in connection with commercialization of antibodies	(227.0)	(442.6)	(459.0)
Other	103.5	119.1	28.4
Total Antibody	559.0	553.7	440.2
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	311.8	240.0	138.5
Reimbursement of Regeneron commercialization-related expenses	8.9	7.0	—
Other	231.4	76.5	80.0
Total Immuno-oncology	552.1	323.5	218.5
	$1,111.1	$877.2	$658.7
Antibodies
In November 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration was governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). In connection with the execution of the Antibody Discovery Agreement in 2007, the Company received a non-refundable up-front payment of $85.0 million from Sanofi. In addition, under the Antibody Discovery Agreement, Sanofi funded the Company's research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi agreed to fund the Company's research activities up to $130.0 million in both 2016 and 2017. The Company's Antibody Discovery Agreement with Sanofi ended on December 31, 2017 without any extension and, therefore, funding from Sanofi under the Antibody Discovery Agreement ceased after 2017. The Company accelerated the recognition of deferred revenue from the $85.0 million up-front payment and other payments in connection with Sanofi's decision to end the Antibody Discovery Agreement between the Company and Sanofi on December 31, 2017. The Company has the right to develop or continue to develop product candidates discovered under the Antibody Discovery Agreement, with the exception of those that are being developed (and commercialized, as applicable) under the Antibody License and Collaboration Agreement (Dupixent, Praluent, Kevzara, and REGN3500), independently, or with other collaborators.
Under the License and Collaboration Agreement, following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. The Company recognized as research and development expense $47.7 million, $91.8 million, and

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

$108.6 million in 2018, 2017, and 2016, respectively, its share of antibody development expenses that Sanofi incurred related to Praluent, Kevzara, and Dupixent. All other agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi. If the Antibody Collaboration becomes profitable, we will be obligated to reimburse Sanofi for 50% of worldwide development expenses that were fully funded by Sanofi and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and the Company's share of collaboration profits from commercialization of collaboration products. However, the Company is only required to apply 10% of its share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. The Company's contingent reimbursement obligation to Sanofi under the Antibody Collaboration was approximately $2.786 billion as of December 31, 2018.
Effective January 7, 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and REGN3500 (collectively, the "Dupilumab/REGN3500 Eligible Investments"). Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement. During 2018, Sanofi elected to sell, and we elected to purchase (in cash), 10,766 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $4.4 million, as Treasury Stock during 2018.
Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the Antibody Collaboration until commercial supplies of that drug candidate are being manufactured. Sanofi leads commercialization activities for products developed under the License and Collaboration Agreement, subject to the Company's right to co-promote such products. The Company has exercised its option to co-promote Praluent, Kevzara, and Dupixent in the United States and thus far has not exercised any of its options to co-promote Praluent, Kevzara, and Dupixent outside the United States. The parties equally share profits and losses from sales within the United States. The parties share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron), and losses outside the United States at 55% (Sanofi)/45% (Regeneron). In addition to profit and loss sharing, the Company is entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales of antibodies (subject to this agreement) outside the United States exceed $1.0 billion on a rolling twelve-month basis.
"Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of internal and external costs in connection with commercializing Praluent, Kevzara, and Dupixent. During the same periods that the Company recorded reimbursements from Sanofi related to the Company's commercialization expenses, the Company also recorded its share of losses in connection with the companies commercializing Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue. In March and September 2017, the U.S. Food and Drug Administration ("FDA") and the European Commission, respectively, approved Dupixent for the treatment of adult patients with moderate-to-severe atopic dermatitis. In October 2018, the FDA also approved Dupixent as an add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma. In May and June 2017, the FDA and the European Commission, respectively, approved Kevzara for the treatment of adult patients with rheumatoid arthritis.
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
The Company's significant promised goods and services consist of providing research and development services, including the manufacturing of clinical supplies, and providing commercial-related services, including the manufacturing of commercial supplies. As we recognize Sanofi antibody collaboration revenue in an amount equal to the amount we have the right to invoice and such amount corresponds directly with the value to Sanofi of our performance to date, we do not disclose the value of the transaction price allocated to our remaining unsatisfied performance obligations. The amount of variable consideration related to our share of profits and losses, as well as sales milestones, is deemed to be constrained as of December 31, 2018, and therefore has not been included in the transaction price.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

The following table summarizes accounts receivable and deferred revenue information in connection with the Company's Antibody Collaboration with Sanofi:

	As of December 31,
	2018	2017
Accounts receivable	$138.2	$121.0
Deferred revenue	$236.1	$117.7
Significant changes in deferred revenue balances are as follows:

Year Ended December 31, 2018
Increase due to shipments of commercial supplies to Sanofi	$251.6
Revenue recognized that was included in deferred revenue at the beginning of the period	$(133.2)
Immuno-Oncology
In July 2015, the Company and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Amended and Restated Immuno-oncology Discovery and Development Agreement ("Amended IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). In connection with the execution of the original Immuno-oncology Discovery and Development Agreement in 2015 ("2015 IO Discovery Agreement"), which has been replaced by the Amended IO Discovery Agreement (as discussed below), Sanofi made a $265.0 million non-refundable up-front payment to the Company. Pursuant to the 2015 IO Discovery Agreement, the Company was to spend up to $1,090.0 million ("IO Discovery Budget") to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept, and Sanofi was to reimburse the Company for up to $825.0 million ("IO Discovery Funding") of these costs, subject to certain annual limits. The original term of the 2015 IO Discovery Agreement was to continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Budget was exhausted, subject to Sanofi’s option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs.
Effective December 31, 2018, the Company and Sanofi entered into the Amended IO Discovery Agreement, which narrowed the scope of the existing discovery and development activities conducted by the Company ("IO Development Activities") under the 2015 IO Discovery Agreement to developing therapeutic bi-specific antibodies targeting (i) BCMA and CD3 (the "BCMAxCD3 Program") and (ii) MUC16 and CD3 (the "MUC16xCD3 Program") through clinical proof of concept. The Amended IO Discovery Agreement provided for Sanofi’s payment of $461.9 million to the Company as consideration for (x) the termination of the 2015 IO Discovery Agreement, (y) the prepayment for certain IO Development Activities regarding the BCMAxCD3 Program and the MUC16xCD3 Program, and (z) the reimbursement of costs incurred by the Company under the 2015 IO Discovery Agreement during the fourth quarter of 2018.
Under the terms of the Amended IO Discovery Agreement, the Company is required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million (the "BCMAxCD3 Program Costs Cap") and (ii) the MUC16xCD3 Program through the earlier of clinical proof of concept or the expenditure of $50.0 million (the "MUC16xCD3 Program Costs Cap"); provided that under certain circumstances, Sanofi will have the option to increase the MUC16xCD3 Program Costs Cap to $70.0 million by making a payment to the Company in the amount of $20.0 million.
Pursuant to the Amended IO Discovery Agreement, we are primarily responsible for antibody development, preclinical activities, toxicology studies, manufacture of clinical supplies, filing of Investigational New Drug Applications ("INDs"), and clinical development through proof-of-concept. We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of future profits, if any, from commercialized IO Collaboration products to the extent they are sufficient for this purpose. However, the Company is only required to apply 10% of its share of the profits from IO Collaboration products in any calendar quarter towards

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

reimbursing Sanofi for these development costs. The Company's contingent reimbursement obligation to Sanofi under the IO Collaboration was approximately $58 million as of December 31, 2018.
With regard to the BCMAxCD3 Program and the MUC16xCD3 Program, when clinical proof-of-concept is established, the applicable Program Costs Cap is reached, or in certain other limited circumstances, Sanofi will have the option to license rights to the product candidate and other antibodies targeting the same targets for, with regard to BCMAxCD3, immuno-oncology indications, and with regard to MUC16xCD3, all indications, pursuant to the IO License and Collaboration Agreement, as amended. If Sanofi does not exercise its option to license rights to a product candidate, the Company will retain the exclusive right to develop and commercialize such product candidate and Sanofi will receive a royalty on sales. Pursuant to the Amended IO Discovery Agreement, the parties agreed that (i) if Sanofi exercises its option with respect to a BCMAxCD3 Program antibody, Sanofi will lead the development and commercialization of such BCMAxCD3 Program antibody; and (ii) if Sanofi exercises its option with respect to a MUC16xCD3 Program antibody, (x) the Company will lead the development of such MUC16xCD3 Program antibody and commercialization of such MUC16xCD3 Program antibody within the United States and (y) Sanofi will lead the commercialization of such MUC16xCD3 Program antibody outside of the United States.
The Amended IO Discovery Agreement provides that Regeneron retains exclusive rights to all other immuno-oncology programs that were part of the 2015 IO Discovery Agreement, provided that Sanofi will receive a royalty on global sales of two product candidates currently in clinical development, REGN3767 and REGN4659. The Amended IO Discovery Agreement will terminate as of the earlier of (a) Sanofi having elected to exercise or not exercise its options with respect to the BCMAxCD3 Program and the MUC16xCD3 Program in accordance with the terms of the Amended IO Discovery Agreement and (b) December 31, 2022.
In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable up-front payment to the Company. If Sanofi exercises its option to license rights to a BCMAxCD3 Program antibody or MUC16xCD3 Program antibody thereunder, it will co-develop these drug candidates with the Company through product approval. Sanofi will fund development costs up front for a BCMAxCD3 Program antibody and we will reimburse half of the total development costs for such antibody from our share of future IO Collaboration profits to the extent they are sufficient for this purpose, subject to the same 10% reimbursement provision described above. In addition, we and Sanofi will share equally, on an ongoing basis, the development costs for a MUC16xCD3 Program antibody.
Under the terms of the IO License and Collaboration Agreement, the parties are co-developing Libtayo (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, agreed-upon development expenses for Libtayo. Pursuant to the Letter Agreement, the Libtayo development budget was increased and the Company has agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. During 2018, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 215,387 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded the cost of the shares received, or $75.8 million, as Treasury Stock during 2018.
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. On September 28, 2018, the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced cutaneous squamous cell carcinoma (CSCC), and Sanofi has exercised its option to co-promote Libtayo in the United States. The Company will be entitled to a milestone payment of $375.0 million in the event that global sales of certain licensed products targeting PD-1 (including Libtayo), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with any of such licensed products targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period. The amount of variable consideration related to such milestone is deemed to be constrained as of December 31, 2018, and therefore has not been included in the transaction price.
In August 2018, we and Sanofi entered into a license agreement with Bristol-Myers Squibb Company, E. R. Squibb & Sons, L.L.C., and Ono Pharmaceutical Co., Ltd. to obtain a license under certain patents owned and/or exclusively licensed by one or more of those parties that includes the right to develop and sell Libtayo. Under the agreement, we and Sanofi made an up-front payment of $20.0 million and are obligated to pay royalties of 8.0% on worldwide sales of Libtayo through December 31, 2023,

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

and royalties of 2.5% from January 1, 2024 through December 31, 2026. The up-front payment was shared, and the royalties are shared, equally by us and Sanofi.
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
At the inception of the IO Collaboration, the Company's significant promised goods and services consisted of a license to certain rights and intellectual property and providing research and development services, including the manufacturing of clinical supplies. The Company concluded that the license was not distinct, primarily as a result of (i) Sanofi being unable to benefit on its own or together with other resources that are readily available as the license provides access to Regeneron's complex and specialized know-how and (ii) the research and development services, including manufacturing in support of such services, were expected to significantly modify the initial license. Therefore, the promised goods and services were considered a single performance obligation. Consequently, the $640.0 million in aggregate up-front payments made by Sanofi during 2015 in connection with the execution of the IO Collaboration has been recorded as deferred revenue and has been included in the transaction price at the inception of the contract. "Other" Sanofi immuno-oncology revenue in the Sanofi Collaboration Revenue table above primarily includes recognition of deferred revenue from the $640.0 million of up-front payments.
As it relates to the IO Collaboration, "Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of costs by Sanofi in connection with the commercialization of Libtayo outside of the United States.
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's IO Collaboration with Sanofi:

	As of December 31,
	2018	2017
Accounts receivable	$77.9	$59.3
Deferred revenue	$289.9	$440.0
Significant changes in deferred revenue balances are as follows:

Year Ended December 31, 2018
Increase as a result of cumulative-effect adjustment arising from the adoption of ASC 606	$93.6
Net decrease as a result of cumulative catch-up adjustments arising from changes in the estimate of the stage of completion	$(135.0)
Revenue recognized that was included in deferred revenue at the beginning of the period	$(108.7)
During 2018, we reduced our estimate of the total research and development costs expected to complete the contract, including in connection with entering into the Amended IO Discovery Agreement (as described above). The $135.0 million cumulative catch-up adjustments in the table above includes a $192.7 million adjustment related to the modification of the IO Discovery Agreement.
The aggregate amount of the transaction price under the IO Collaboration allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of December 31, 2018 was $1,398.4 million. This amount is expected to be recognized as revenue over the remaining period the Company is obligated to satisfy its performance obligation in connection with performing development activities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

b. Bayer
EYLEA outside the United States
Revenue earned in connection with our Bayer EYLEA collaboration is as follows (note that the table excludes amounts in connection with our Bayer Ang2 antibody and PDGFR-beta antibody collaboration agreements, which are described below):

	Year Ended December 31,
Bayer EYLEA Collaboration Revenue	2018	2017	2016
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$992.3	$802.3	$649.2
Reimbursement of Regeneron EYLEA development expenses	11.2	13.3	9.0
Other	73.6	58.7	52.6
	$1,077.1	$874.3	$710.8
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
Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, the Company is entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales. Within the United States, the Company is responsible for commercialization of EYLEA and retains exclusive rights to all profits from such commercialization in the United States. The Company is obligated to reimburse Bayer out of its share of the collaboration profits (including the Company's percentage of sales of EYLEA in Japan) for 50% of the agreed-upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and the Company's share of the collaboration profits, or at a faster rate at the Company's option. The Company's contingent reimbursement obligation to Bayer was approximately $265 million as of December 31, 2018.
Ang2 antibody and PDGFR-beta antibody outside the United States
In 2016, the Company entered into an agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to angiopoietin-2 (Ang2), REGN910-3, for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment and paid a portion of our global development costs and development costs exclusively for the territory outside the United States. In the fourth quarter of 2017, the Company reported that results from two Phase 2 studies of REGN910-3 did not provide sufficient differentiation to warrant Phase 3 development. Therefore, during the fourth quarter of 2017, the Company recognized $37.4 million of revenue related to the acceleration of the recognition of the remaining amount of deferred revenue from the up-front payment (which was initially recorded as deferred revenue) received from Bayer as the Company deemed its performance obligation to be satisfied. On November 1, 2018, the Company and Bayer agreed to terminate this collaboration agreement.
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
In 2017 and 2016, the Company recognized a total of $63.8 million and $33.5 million, respectively, of revenue in connection with its Ang2 and PDGFR-beta collaboration agreements with Bayer. Revenue recognized thereunder was not material in 2018.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

c. Teva
In September 2016, the Company and Teva entered into a collaboration agreement (the "Teva Collaboration Agreement") to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation. In connection with the execution of the Teva Collaboration Agreement, Teva made a $250.0 million non-refundable up-front payment. The Company leads global development activities, and the parties share development costs equally, on an ongoing basis, under a global development plan.
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
In 2017, the Company earned, and recognized as substantive milestones, development milestones of $25.0 million and $35.0 million, respectively, from Teva upon initiation of two Phase 3 trials. During 2018, the Company achieved a development milestone of $60.0 million. The Company is entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts; the amount of variable consideration related to such milestones is deemed to be constrained as of December 31, 2018, and therefore has not been included in the transaction price.
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
The Company recognized $244.6 million, $221.5 million, and $37.9 million of revenue in 2018, 2017, and 2016, respectively, in connection with the Teva Collaboration Agreement.
The following tables summarize accounts receivable and deferred revenue information in connection with the Teva Collaboration Agreement:

	As of December 31,
	2018	2017
Accounts receivable (recorded within Prepaid expenses and other current assets)	$28.8	$71.3
Deferred revenue	$194.5	$197.4

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

Significant changes in deferred revenue balances are as follows:

Year Ended December 31, 2018
Increase as a result of cumulative-effect adjustment arising from the adoption of ASC 606	$48.2
Increase due to amounts invoiced, excluding amounts recognized as revenue during the period	$30.7
Revenue recognized that was included in deferred revenue at the beginning of the period	$(83.8)
The aggregate amount of the transaction price under the Teva Collaboration Agreement allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of December 31, 2018 was $472.2 million. This amount is expected to be recognized as revenue over the remaining period the Company is obligated to satisfy its performance obligation in connection with performing development activities.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

4. Marketable Securities
Marketable securities as of December 31, 2018 and 2017 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 5) as well as equity securities of publicly traded companies (see Note 5).
The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of December 31, 2018	Cost Basis	Gains	Losses	Value
Available-for-sale debt securities:
Corporate bonds	$2,734.8	$1.0	$(17.4)	$2,718.4
U.S. government and government agency obligations	110.4	—	(1.0)	109.4
Sovereign bonds	7.6	—	—	7.6
Commercial paper	113.8	—	—	113.8
Certificates of deposit	60.0	—	—	60.0
	$3,026.6	$1.0	$(18.4)	$3,009.2

As of December 31, 2017
Available-for-sale debt securities:
Corporate bonds	$1,718.0	$2.2	$(7.7)	$1,712.5
U.S. government and government agency obligations	186.7	—	(1.2)	185.5
Municipal and sovereign bonds	4.6	—	—	4.6
Commercial paper	107.0	—	—	107.0
Certificates of deposit	11.0	—	—	11.0
	$2,027.3	$2.2	$(8.9)	$2,020.6
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of December 31, 2018 mature at various dates through November 2023. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	As of December 31,
	2018	2017
Maturities within one year	$1,342.2	$593.8
Maturities after one year through five years	1,667.0	1,426.8
	$3,009.2	$2,020.6

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,482.6	$(6.1)	$801.6	$(11.3)	$2,284.2	$(17.4)
U.S. government and government agency obligations	—	—	99.1	(1.0)	99.1	(1.0)
	$1,482.6	$(6.1)	$900.7	$(12.3)	$2,383.3	$(18.4)

As of December 31, 2017
Corporate bonds	$931.0	$(4.9)	$256.8	$(2.8)	$1,187.8	$(7.7)
U.S. government and government agency obligations	110.5	(0.4)	67.9	(0.8)	178.4	(1.2)
	$1,041.5	$(5.3)	$324.7	$(3.6)	$1,366.2	$(8.9)
There were no other-than-temporary impairment charges recorded with respect to the Company's investments during 2018 and 2017. During the year ended December 31, 2016, the Company recorded an other-than-temporary impairment charge of $9.8 million related to its investment in an equity security.
Realized gains and losses on sales of marketable securities were not material for the years ended December 31, 2018, 2017, and 2016.
With respect to marketable securities, for the years ended December 31, 2018, 2017, and 2016, amounts reclassified from Accumulated other comprehensive (loss) income into Other income (expense), net were related to realized gains and losses on sales and the 2016 impairment charge on the equity security described above. The Company adopted ASU 2016-01 (see Note 1) during the first quarter of 2018; as a result, there were $41.9 million of net unrealized losses on equity securities recognized in Other income (expense), net for the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, we recorded net unrealized gains of $14.7 million and net unrealized losses of $22.6 million, respectively, on equity securities in Other comprehensive (loss) income.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

5. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale debt securities:
Corporate bonds	$2,718.4	—	$2,718.4
U.S. government and government agency obligations	109.4	—	109.4
Sovereign bonds	7.6	—	7.6
Commercial paper	113.8	—	113.8
Certificates of deposit	60.0	—	60.0
Equity securities (unrestricted)	43.6	$43.6	—
Equity securities (restricted)	44.4	—	44.4
	$3,097.2	$43.6	$3,053.6

As of December 31, 2017
Available-for-sale debt securities:
Corporate bonds	$1,712.5	—	$1,712.5
U.S. government and government agency obligations	185.5	—	185.5
Municipal and sovereign bonds	4.6	—	4.6
Commercial paper	107.0	—	107.0
Certificates of deposit	11.0	—	11.0
Equity securities (unrestricted)	62.7	$62.7	—
	$2,083.3	$62.7	$2,020.6
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities in 2018, 2017, and 2016.
The Company held certain restricted equity securities as of December 31, 2018, which are subject to transfer restrictions until 2020.
The fair value of interest rate swap and interest rate cap contracts, which were recorded within Other noncurrent assets, was not material as of December 31, 2018 and 2017, respectively (see Note 6). The fair value of these contracts was determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including London Interbank Offered Rate ("LIBOR") and interest rate swap rates.
As of December 31, 2018 and 2017, the Company had $45.5 million and $37.5 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded at cost within Other noncurrent assets.
6. Derivative Instruments and Hedging Activities
The Company is exposed to market fluctuations in interest rates, including those in connection with its March 2017 lease of laboratory and office facilities in Tarrytown, New York (see Note 12). Commencing in the second quarter of 2017, the Company

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

entered into interest rate swap and interest rate cap agreements to manage a portion of such interest rate risk; no new agreements of this nature were entered into during the year ended December 31, 2018. All of the Company's derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes.
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
The following table summarizes the notional amounts of the Company's outstanding interest rate swap and cap agreements:

	As of December 31,
	2018	2017
Interest rate swap contracts	$75.0	$75.0
Interest rate cap contracts	$75.0	$75.0
As it relates to cash flow hedges, for the years ended December 31, 2018 and 2017, amounts of gains and losses recognized in Other comprehensive income (loss), and amounts reclassified from Accumulated other comprehensive (loss) income into Interest expense were not material. As of December 31, 2018, the amounts expected to be reclassified out of Accumulated other comprehensive (loss) income into Interest expense over the next 12 months are not expected to be material. There was no ineffective portion of the derivative instruments for the years ended December 31, 2018 and 2017, respectively.
7. Inventories
Inventories consist of the following:

	As of December 31,
	2018	2017
Raw materials	$226.8	$190.0
Work-in-process	571.1	302.0
Finished goods	24.4	21.8
Deferred costs	328.9	212.3
	$1,151.2	$726.1
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred (see Note 1).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

8. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	As of December 31,
	2018	2017
Land	$199.0	$192.8
Building and improvements	1,507.2	1,441.6
Leasehold improvements	97.0	102.6
Construction-in-progress	469.6	408.9
Laboratory and other equipment	773.7	599.1
Furniture, computer and office equipment, and other	258.0	179.9
	3,304.5	2,924.9
Less, accumulated depreciation and amortization	(728.7)	(566.3)
	$2,575.8	$2,358.6
As of December 31, 2018 and 2017, $1,813.8 million and $1,692.9 million, respectively, of the Company's net property, plant, and equipment was located in the United States and $762.0 million and $665.7 million, respectively, was located in Europe (primarily in Ireland).
Depreciation and amortization expense (including as it relates to capital and facility leases) on property, plant, and equipment amounted to $144.1 million, $142.2 million, and $104.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Property, plant, and equipment, at cost, as of December 31, 2018 and 2017 included $723.9 million and $724.1 million, respectively, of leased property under the Company's capital and facility leases at its Tarrytown, New York facility. See Note 12. Accumulated amortization related to these assets amounted to $61.7 million and $47.9 million as of December 31, 2018 and 2017, respectively.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2018	2017
Accrued payroll and related costs	$261.8	$191.8
Accrued clinical trial expense	142.2	120.9
Accrued sales-related charges, deductions, and royalties	182.7	194.5
Income taxes payable	20.8	0.2
Other accrued expenses and liabilities	164.6	129.8
	$772.1	$637.2

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

10. Deferred Revenue
Deferred revenue consists of the following:

	As of December 31,
	2018	2017
Current portion:
Received or receivable from Sanofi (see Note 3a)	$246.7	$177.7
Received or receivable from Bayer (see Note 3b)	44.4	39.0
Received or receivable from Teva (see Note 3c)	92.5	43.5
Other	68.9	59.9
	$452.5	$320.1
Long-term portion:
Received or receivable from Sanofi (see Note 3a)	$279.3	$379.9
Received or receivable from Bayer (see Note 3b)	45.1	29.7
Received or receivable from Teva (see Note 3c)	102.0	153.9
Other	37.8	65.7
	$464.2	$629.2
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
Total interest expense associated with the Notes, net of capitalized interest as applicable, was not material in 2016.
Warrant Transactions
During 2015 and 2016, the Company entered into amendment agreements with warrant holders whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holders. The Company was able to settle, at its option, any payments due under the amendment agreement in cash or by delivering shares of Common Stock. As a result of the warrant holders closing out a portion of their hedge positions, the Company paid a total of $242.2 million in 2016 to reduce the number of warrants held by such warrant holders.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

In addition, during 2016, the Company and warrant holders entered into warrant termination agreements whereby the parties agreed to cancel the remaining warrants held by the warrant holders and to terminate the respective warrant agreements in consideration for payments by the Company of $401.2 million in the aggregate. The Company made the termination payments in 2016, and, as a result, no warrants remained outstanding as of December 31, 2016.
b. Credit Facility
In December 2018, we entered into an agreement with a syndicate of lenders (the "Credit Agreement") which provides for a $750.0 million senior unsecured five-year revolving credit facility (the "Credit Facility"), and contemporaneously terminated our then-existing credit agreement (the "Prior Credit Agreement"). The Credit Agreement was entered into on terms substantially similar to those of the Prior Credit Agreement. No borrowings were outstanding under the Prior Credit Agreement at the time of its termination.
The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $50.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond December 2023, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of December 31, 2018.
The Credit Agreement contains financial and operating covenants. The Company was in compliance with all covenants of the Credit Facility as of December 31, 2018.
12. Commitments and Contingencies
See Note 17 for disclosures related to legal contingencies.
a. Leases
The Company leases laboratory and office facilities in Tarrytown, New York (the "Tarrytown Leases"). Prior to December 30, 2016, certain of the premises under the Tarrytown Leases had been accounted for as operating leases, while for certain other buildings the Company leased, the Company was deemed, in substance, to be the owner of the landlord's buildings (collectively, the "Build-to-Suit Buildings") in accordance with the application of FASB authoritative guidance. In 2016, the Company entered into a Purchase Agreement with BMR-Landmark at Eastview LLC and BMR-Landmark at Eastview IV LLC (collectively, "BMR"), pursuant to which the Company agreed to purchase BMR's Tarrytown, New York facilities (the "Facility") for a purchase price of $720.0 million. The Company occupied a significant portion of the Facility, with the remaining rentable area under leases to third-party tenants. In accordance with the terms of the Purchase Agreement, the Company paid $57.0 million toward the purchase price to BMR in December 2016. In March 2017, the Company also entered into a Participation Agreement with Banc of America Leasing & Capital LLC ("BAL"), as lessor, and a syndicate of lenders (collectively, the "Participants"). The Participation Agreement provided for lease financing in connection with the acquisition by BAL of the Facility and the Company's lease of the Facility from BAL. On March 3, 2017, the right to take title to the Facility under the Purchase Agreement was assigned by the Company to BAL, and the Participants advanced $720.0 million, which was used by BAL to finance the purchase price for the Facility and to reimburse the Company for the $57.0 million payment made to BMR in December 2016. The $57.0 million reimbursement was recorded by the Company in March 2017 as an increase to capital and facility lease obligations in amounts equal to those initially recorded as reductions upon making such payment to BMR in December 2016.
In March 2017, the Company entered into a lease agreement (the "Lease") with BAL, pursuant to which the Company has leased the Facility from BAL for a five-year term. As a result of entering into the Lease, certain parts of the Facility became subleased from the Company by existing third-party tenants. The Lease requires the Company to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. The Company is also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month LIBOR, plus an applicable margin that varies with the Company’s debt rating and total leverage ratio.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

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
As a result of entering into the Lease, the premises that were classified as a capital lease as of December 31, 2016 were reassessed. The Company has the option to purchase the Facility (under terms that made it reasonably assured to be exercised), and as a result, the Company is deemed to have continuing involvement in such premises. Accordingly, these premises continue to be classified as a capital lease, with the related property, plant, and equipment and capital lease liability remaining on the Company's Consolidated Balance Sheet. In addition, upon entering into the Lease, the Company began to lease space occupied by third-party tenants. The lease of such premises is also classified as a capital lease. The execution of the Lease did not impact the balance sheet classification for the Build-to-Suit Buildings. However, in 2017, the Company recorded a $30.1 million loss on extinguishment of debt associated with the Build-to-Suit Buildings. In the aggregate, the Company had $720.0 million of capital and facility lease obligations upon execution of the Lease for the Facility.
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in the Company's credit facility (see Note 11). The Company was in compliance with all covenants of the Participation Agreement and the Lease as of December 31, 2018.
Commitments under Operating Leases
The estimated future minimum noncancelable lease commitments under existing operating leases, as of December 31, 2018, are as follows:

	Facilities	Equipment	Total
2019	$4.2	$6.2	$10.4
2020	3.6	0.2	3.8
2021	3.3	0.1	3.4
2022	2.2	—	2.2
2023	1.5	—	1.5
Thereafter	4.1	—	4.1
	$18.9	$6.5	$25.4
Rent expense under operating leases was:

Year Ended December 31,	Facilities	Equipment	Total
2018	$3.7	$1.2	$4.9
2017	$3.1	$1.2	$4.3
2016	$15.9	$0.9	$16.8
Capital and Facility Lease Obligations
In 2018, 2017, and 2016, the Company recognized $21.5 million, $19.5 million, and $5.4 million, respectively, of interest expense in connection with the Company's capital and facility lease obligations.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

As of December 31, 2018, the estimated future minimum noncancelable commitments under the Company's capital and facility lease obligations, excluding the purchase price the Company would be obligated to pay if the Company were to exercise its option to purchase the Facility (as described above), are as follows:

Capital and Facility Lease Obligations
2019	$26.4
2020	28.4
2021	27.9
2022	7.0
2023	—
Thereafter	—
$89.7
b. Research Collaboration and Licensing Agreements
As part of the Company's research and development efforts, the Company enters into research collaboration and licensing agreements with other companies, universities, and other organizations. These agreements contain varying terms and provisions which include fees to be paid by the Company, services to be provided, and license rights to certain proprietary technology developed under the agreements. Some of these agreements may require the Company to pay additional amounts upon the achievement of various development and commercial milestones, contingent upon the occurrence of various future events. Additionally, we have in-license patent and/or technology agreements which contain provisions which require the Company to pay royalties, as defined, at rates that range from 0.5% to 11.5%, in the event the Company sells or licenses any proprietary products developed under the respective agreements. The Company also has contingent reimbursement obligations to its collaborators Sanofi and Bayer once the applicable collaboration becomes profitable. See Note 3 for a more detailed description of collaboration agreements.
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
For the years ended December 31, 2018, 2017, and 2016, the Company recorded royalty expense of $36.7 million, $30.8 million, and $125.3 million, respectively, based on product sales of commercial products under various licensing agreements (including, in 2016, the Genentech Agreement described above).
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
(Unless otherwise noted, dollars in millions, except per share data)

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
As described in Note 3, effective January 7, 2018, the Company and Sanofi entered into a Letter Agreement, which, among other things, has amended certain provisions of the amended and restated investor agreement. Pursuant to the Letter Agreement, the Company has granted Sanofi a limited waiver of the lock-up obligations under the investor agreement to allow Sanofi to sell up to an aggregate of 1,400,000 shares (of which 1,173,847 shares remain available to be sold as of December 31, 2018) of the Company's Common Stock held by Sanofi for the quarterly periods through September 30, 2020.
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
In connection with the Company's license and collaboration agreements with Bayer for the joint development and commercialization outside the United States of antibody product candidates to PDGFR-beta and Ang2 (see Note 3b), Bayer is bound by certain "standstill" provisions, which contractually prohibit Bayer from seeking to influence the control of the Company or acquiring more than 20% of the Company's outstanding shares of Class A Stock and Common Stock (taken together). With respect to each of these agreements, this prohibition will remain in place until the earliest of (i) the fifth anniversary of the expiration or earlier termination of the agreement (which, in the case of the PDGFR-beta license and collaboration agreement, occurred on July 31, 2017, and, in the case of the Ang2 agreement, occurred on November 1, 2018) or (ii) other specified events.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

14. Long-Term Incentive Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors (collectively, "Participants"). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the "Committee"). The incentive plan currently used by the Company is the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "Amended and Restated 2014 Incentive Plan"). It was adopted in 2017 and the Company registered an additional 12,000,000 shares of Common Stock for issuance thereunder. As of the shareholder approval date, the Amended and Restated 2014 Incentive Plan provided for the issuance of up to 18,559,431 shares of Common Stock in respect of awards. In addition, upon expiration, forfeiture, surrender, exchange, cancellation, or termination of any award previously granted under the Amended and Restated 2014 Incentive Plan, the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "Original 2014 Incentive Plan"), or the Second Amended and Restated 2000 Long-Term Incentive Plan (the predecessor to the Original 2014 Incentive Plan), any shares subject to such award are added to the pool of shares available for grant under the Amended and Restated 2014 Incentive Plan.
The awards that may be made under the Amended and Restated 2014 Incentive Plan include: (a) incentive stock options and nonqualified stock options, (b) shares of restricted stock, (c) shares of phantom stock (also referred to as restricted stock units), and (d) other awards.
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
As of December 31, 2018, there were 12,115,845 shares available for future grants under the Amended and Restated 2014 Incentive Plan. No additional awards may be made under the 2000 Incentive Plan or the Original 2014 Incentive Plan.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

a.	Stock Options
Transactions involving stock option awards during 2018 under the Company's Incentive Plans are summarized in the table below.

		Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding as of December 31, 2017		26,205,373	$295.98
2018:	Granted	4,665,320	$378.51
	Forfeited	(668,550)	$422.56
	Expired	(205,030)	$467.40
	Exercised	(1,717,417)	$66.87
Outstanding as of December 31, 2018		28,279,696	$319.28	6.43	$2,290.5

Vested and expected to vest as of December 31, 2018		27,192,461	$316.51	6.32	$2,289.1

Exercisable as of December 31, 2018		17,893,976	$275.10	4.98	$2,276.2
The Company satisfies stock option exercises with newly issued shares of the Company's Common Stock. The total intrinsic value of stock options exercised during 2018, 2017, and 2016 was $510.6 million, $735.6 million, and $550.4 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.
The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2018, 2017, and 2016. The fair value of each option granted under the Company's Incentive Plans during these periods was estimated on the date of grant using the Black-Scholes option-pricing model.

	Number of Options Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
2018:
Exercise price equal to Market Price	4,665,320	$378.51	$114.39
2017:
Exercise price equal to Market Price	4,235,015	$383.56	$118.70
2016:
Exercise price equal to Market Price	4,201,978	$386.44	$126.68
For the years ended December 31, 2018, 2017, and 2016, the Company recognized $421.8 million, $492.8 million, and $546.0 million, respectively, of non-cash stock-based compensation expense related to stock option awards (net of amounts capitalized to inventory of $17.1 million, $16.8 million, and $14.6 million, respectively). As of December 31, 2018, there was $702.6 million of stock-based compensation cost related to outstanding stock options, net of estimated forfeitures, which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 1.9 years.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2018, 2017, and 2016.

	2018	2017	2016
Expected volatility	29%	31%	34%
Expected lives from grant date	4.9 years	5.1 years	5.1 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.69%	2.16%	1.84%
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

b.	Restricted Stock Awards and Restricted Stock Units
A summary of the Company's activity related to restricted stock awards and restricted stock units (collectively, "restricted stock") during 2018 is summarized below:

		Number of Shares/Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2017		106,260	$404.72
2018:	Granted	380,980	$381.21
	Vested	(6,090)	$276.46
	Forfeited/Cancelled	(8,520)	$478.19
Balance as of December 31, 2018		472,630	$386.10
The Company recognized non-cash stock-based compensation expense from restricted stock of $5.6 million, $14.5 million, and $13.9 million in 2018, 2017, and 2016, respectively (net of amounts capitalized to inventory, which were not material for each of the three years). As of December 31, 2018, there was $124.4 million of stock-based compensation cost related to unvested restricted stock which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 4.6 years.
15. Employee Savings Plans
The Company maintains the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan, as amended and restated (the "Savings Plan"). The terms of the Savings Plan allow U.S. employees (as defined by the Savings Plan) to contribute to the Savings Plan a percentage of their compensation. In addition, the Company may make discretionary contributions ("Contribution"), as defined, to the accounts of participants under the Savings Plan. The Company recognized $27.0 million, $19.6 million, and $17.7 million of Contribution expense in 2018, 2017, and 2016, respectively.
The Company also maintains the Regeneron Ireland Pension Plan (the "Ireland Plan"), a defined contribution occupational pension plan which covers all eligible Ireland-based employees (as defined by the Ireland Plan). Contributions to the Ireland Plan are comprised of two components: (i) a minimum mandatory employee and employer contribution rate, and (ii) a matching feature, whereby the Company will match employee contributions up to a certain percentage. Employees can make additional voluntary contributions to the Ireland Plan. Expenses recognized by the Company related to contributions to the Ireland Plan were not material during 2018, 2017, and 2016.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

16. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. Components of income before income taxes consist of the following:

	Year Ended December 31,
	2018	2017	2016
United States	$2,151.7	$1,964.7	$1,650.9
Foreign	401.8	113.8	(321.1)
	$2,553.5	$2,078.5	$1,329.8
Components of income tax expense consist of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$223.7	$560.3	$787.0
State	4.8	(4.1)	8.8
Foreign	20.6	4.8	(1.4)
Total current tax expense	249.1	561.0	794.4
Deferred:
Federal	687.6	317.1	(377.4)
State	(1.9)	(1.3)	13.4
Foreign	(825.7)	3.2	3.9
Total deferred tax (benefit) expense	(140.0)	319.0	(360.1)
	$109.1	$880.0	$434.3

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

On December 22, 2017, the bill known as the "Tax Cuts and Jobs Act" (the "Act") was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, significantly revised U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income ("GILTI")), allowing for a foreign-derived intangible income deduction and immediate expensing for qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation. As a result of the Act being signed into law, the Company recognized a provisional charge of $326.2 million in the fourth quarter of 2017 related to the re-measurement of its U.S. net deferred tax assets at the lower enacted corporate tax rate. The provisional charge recorded in the fourth quarter of 2017 was an estimate, and the measurement of deferred tax assets was subject to further analysis, such as developing interpretations and clarifications of the provisions of the Act. During 2018, we recorded an income tax benefit of $68.0 million as an adjustment to the provisional amount recorded as of December 31, 2017, which was partly attributable to our election to record deferred tax assets and liabilities for expected amounts of GILTI inclusions. Our assessment of the re-measurement of U.S. net deferred tax assets at the lower enacted corporate tax rate is now complete.
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory tax rate	21.0%	35.0%	35.0%
Impact of change in U.S. corporate tax rate (the Act)	(2.7)	15.7	—
Sale of non-inventory related assets between foreign subsidiaries	(6.3)	—	—
Stock-based compensation	(2.5)	(9.0)	(10.9)
Taxation of non-U.S. operations	(1.9)	0.7	8.8
Income tax credits	(2.6)	(1.3)	(1.2)
Non-deductible Branded Prescription Drug Fee	0.6	1.7	1.9
Foreign-derived intangible income deduction	(1.0)	—	—
Domestic production activities deduction	—	(2.6)	(2.8)
State and local income taxes	0.1	0.1	1.3
Other permanent differences	(0.4)	2.0	0.6
Effective income tax rate	4.3%	42.3%	32.7%
In 2018, the difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate of 4.3% was primarily attributable to the impact of the Company's sale of non-inventory related assets between foreign subsidiaries (including the associated impact of global intangible low-taxed income), as well as the federal tax credit for research activities, stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and the tax benefit associated with tax planning in connection with the Act. In 2017, the difference between the U.S. federal statutory rate of 35% and the Company's effective tax rate of 42.3% was primarily attributable to the negative impact of the charge related to the re-measurement of the Company's U.S. net deferred tax assets upon the enactment of the Act (see above), partly offset by the tax benefit associated with stock-based compensation. In 2016, the difference between the U.S. federal statutory rate of 35% and the Company's effective tax rate of 32.7% was primarily attributable to the tax benefit associated with stock-based compensation, partly offset by the negative impact of losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Deferred compensation	$458.2	$391.0
Fixed assets and intangible assets	107.8	—
Deferred revenue	20.2	102.4
Accrued expenses	53.3	38.3
Other	33.3	26.5
	672.8	558.2
Valuation allowance	—	(4.2)
Total deferred tax assets	672.8	554.0

Deferred tax liabilities:
Fixed assets and intangible assets	—	(44.6)
Other	(2.7)	(3.1)
Total deferred tax liabilities	(2.7)	(47.7)
Net deferred tax assets	$670.1	$506.3
The Company's 2013 through 2017 federal income tax returns remain open to examination by the IRS. The Company's 2013 and 2015 federal income tax returns are currently under audit by the IRS. In general, the Company's state income tax returns from 2015 to 2017 remain open to examination. The United States and many states generally have statutes of limitation ranging from 3 to 5 years; however, those statutes could be extended due to the Company's net operating loss and tax credit carryforward positions in a number of the Company's tax jurisdictions. In general, tax authorities have the ability to review income tax returns for loss periods in which the statute of limitation has previously expired to adjust the net operating loss carryforward or tax credits generated in those years.
The following table summarizes the gross amounts of unrecognized tax benefits. The amount of unrecognized tax benefits that, if settled, would impact the effective tax rate is $189.5 million, $146.2 million, and $107.2 million as of December 31, 2018, 2017, and 2016, respectively.

	2018	2017	2016
Balance as of January 1	$146.2	$117.2	$116.6
Gross increases related to current year tax positions	51.4	49.0	45.6
Gross increases (decreases) related to prior year tax positions	5.6	(5.6)	(42.3)
Gross decrease due to settlements, recapture, filed returns, and lapse of statutes of limitation	(13.7)	(14.4)	(2.7)
Balance as of December 31	$189.5	$146.2	$117.2
In 2018, 2017 and 2016, the increases in unrecognized tax benefits primarily related to the Company's calculation of certain tax credits and other items related to the Company's international operations. In 2018, there was a decrease in unrecognized tax benefits related to a settlement of the audit of the 2012 U.S. federal tax return and a lapse in the 2014 federal statute of limitations. In 2017 and 2016, there was a decrease in unrecognized tax benefits related to a settlement of a disputed state tax matter. In 2018, 2017, and 2016, accrued interest related to unrecognized tax benefits recorded by the Company was not material. The Company

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

does not believe that it is reasonably possible that the resolution of tax exposures within the next twelve months will have a material impact on its unrecognized tax benefits as of December 31, 2018.
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
On September 25, 2013, the Company commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting the '287 Patent and '163 Patent. A trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent was held from November 16, 2015 through December 8, 2015. On February 1, 2016, the court issued a final judgment, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. The hearing for the Company's appeal and Kymab's cross-appeal was held on October 17–20, 2017. On March 28, 2018, the Court of Appeal (Civil Division of England and Wales) reversed the English High Court's decision and held that the '287 Patent and '163 Patent are both valid and infringed by Kymab. On June 5, 2018, the Court of Appeal issued a final order, which enjoins Kymab from infringing the '287 Patent and '163 Patent (subject to certain exceptions) and requires Kymab to destroy or deliver to a third party all products and antibodies and cells engineered to produce antibodies which infringe the '287 Patent and '163 Patent (subject to certain exceptions). On November 29, 2018, the Supreme Court of the United Kingdom granted Kymab's application for permission to appeal the order made by the Court of Appeal. The provisions of the final order of the Court of Appeal are stayed pending final determination of Kymab's appeal to the Supreme Court of the United Kingdom. The Company has also been awarded a portion of the legal fees incurred by it in connection with the proceedings in the English High Court of Justice and the Court of Appeal described above.
On March 11, 2014, the Company commenced '287 Patent infringement litigation and '018 Patent infringement litigation against Merus N.V., a company based in Utrecht, The Netherlands, in the District Court of The Hague and the United States District Court for the Southern District of New York, respectively. On November 21, 2014, the United States District Court for the Southern District of New York issued its Opinion and Order on Claim Construction in the '018 Patent infringement litigation, in which it held the '018 Patent invalid and not infringed. On November 2, 2015, the United States District Court for the Southern District of New York issued an opinion and order finding that the '018 Patent was procured by inequitable conduct, thus rendering it unenforceable. On July 27, 2017, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed the District Court's decision regarding inequitable conduct without deciding the issues of validity and infringement; and, on December 26, 2017, the Federal Circuit denied the Company's petition for panel rehearing and rehearing en banc. On October 1, 2018, the United States Supreme Court denied the Company's petition for a writ of certiorari. On December 20, 2018, the Company settled the '018 Patent infringement litigation as well as the '287 Patent infringement litigation in the Netherlands and all administrative proceedings between Merus and the Company pertaining to certain antibody generation platforms of each company (including the proceedings relating to Merus discussed in the paragraph below). As part of the settlement, both parties have signed a global patent cross-license agreement, Merus agreed to dismiss its action for legal fees, and the Company purchased 600,000 common shares of Merus for an aggregate purchase price of $15.0 million.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

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
In the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware (the "District Court") from March 8 to March 16, 2016. During the course of the trial, the District Court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the District Court issued a final opinion and judgment, denying the Company and the Sanofi defendants' motions for new trial and judgment as a matter of law. The District Court also denied as moot Amgen's motion to strike the Company and the Sanofi defendants' request to obtain a judgment as a matter of law, which allowed the Federal Circuit to address the Company and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, the Company and the Sanofi defendants filed a notice of appeal with the Federal Circuit. On April 19, 2017, the District Court granted Amgen's motion to amend the judgment on an accounting of supplemental damages and enhancement of such damages if deemed appropriate, but deferred the order until after the Federal Circuit issued a decision on the appeal. Oral argument on the appeal was held on June 6, 2017. On October 5, 2017, the Federal Circuit reversed in part the District Court's decision, remanded for a new trial on the issues of written description and enablement, and, as discussed below, vacated the District Court's permanent injunction. In addition, it affirmed the District Court's ruling that Amgen's patents were not obvious. The Federal Circuit further concluded the Company and the Sanofi defendants were not entitled to judgment as a matter of law on the issues of written description and enablement on this record. On February 23, 2018, the Federal Circuit denied Amgen's petition for rehearing en banc, and on March 2, 2018 the Federal Circuit issued a mandate to transfer jurisdiction of the case back to the District Court. On July 23, 2018, Amgen filed a petition for a writ of certiorari with the United States Supreme Court. On January 7, 2019, the United States Supreme Court denied Amgen's petition for a writ of certiorari. On January 3, 2019, the District Court held oral argument on the Company and the Sanofi defendants' motion for judgment on the pleadings regarding Amgen's willful infringement claim. On January 18, 2019, the District Court entered an order (i) denying the Company and the Sanofi defendants' motion for summary judgment on validity, (ii) denying Amgen's motion for partial summary judgment on estoppel, and (iii) granting the Company and the Sanofi defendants' cross-motion for summary judgment on estoppel. A new jury trial is currently scheduled to begin on February 19, 2019.
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
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany (the "Düsseldorf Regional Court"), seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

removal from distribution channels, and damages. On November 14, 2017, the Düsseldorf Regional Court issued a decision staying the infringement proceedings until a decision of the Opposition Division of the EPO concerning the pending opposition filed by the Company, Sanofi, and several other opponents against the '124 Patent (as discussed below). Following Amgen's request to reopen the proceedings in light of the issuance of the Preliminary Opinion (as defined below), the Düsseldorf Regional Court held an oral hearing on September 11, 2018 and ruled on December 10, 2018 that the infringement proceedings would be reopened, with the next oral hearing in the Düsseldorf Regional Court scheduled for April 30, 2019.
On July 12, 2018, Sanofi-Aventis Deutschland GmbH, Sanofi-Aventis Groupe S.A., and Sanofi Winthrop Industrie S.A. filed an action in the Federal Patents Court (the "FPC") in Munich, Germany, seeking a compulsory license from Amgen based on the '124 Patent for the continued commercializing of Praluent in Germany. This compulsory license action included a request for a provisional compulsory license. The FPC held an oral hearing on September 6, 2018 in the provisional compulsory license proceedings and denied Sanofi's request for the provisional compulsory license. On January 16, 2019, the Sanofi parties appealed the FPC's decision in the provisional compulsory license proceedings. The compulsory license proceedings are continuing.
On September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie, and Sanofi Chimie (subsequently added as a defendant). Amgen is seeking the prohibition of allegedly infringing activities with a €10,000 penalty per drug unit of Praluent produced in violation of the court order sought by Amgen; an appointment of an expert for the assessment of damages; disclosure of technical (including supply-chain) and accounting information to the expert and the court; provisional damages of €10.0 million (which would be awarded on an interim basis pending final determination); reimbursement of costs; publication of the ruling in three newspapers; and provisional enforcement of the decision to be issued, which would ensure enforcement of the decision (including any provisional damages) pending appeal. Amgen is not seeking a preliminary injunction in this proceeding at this time. On April 10, 2017, the Company and the Sanofi parties filed briefs seeking invalidation of certain of the claims of the '124 Patent, and Amgen filed a response on July 28, 2017. Oral hearing on this infringement lawsuit (originally scheduled for February 12, 2019) has yet to be scheduled.
The '124 Patent is also subject to opposition proceedings in the EPO seeking to invalidate certain of its claims, which were initiated by Sanofi on February 24, 2016 and, separately, by the Company, Sanofi, and several other opponents on November 24, 2016. On December 13, 2017, the Opposition Division of the EPO issued a preliminary, non-binding opinion (the "Preliminary Opinion") regarding the validity of the '124 Patent, indicating that it currently considers the claims of a new request filed by Amgen in response to the opposition to satisfy the requirements for patentability. An oral hearing on the oppositions against the '124 Patent was held on November 28–30, 2018, at which the Opposition Division upheld the validity of the '124 Patent's claims in amended form. The Company and Sanofi filed notices of appeal to the Technical Board of Appeal of the EPO on November 30, 2018.
The Company has recorded an accrual for loss contingencies associated with the '124 Patent proceedings discussed above. The ultimate resolution of these proceedings is not expected to have a material impact on the Company’s financial statements.
On May 19, 2017, Amgen filed a lawsuit for infringement of Amgen's Japanese Patent Nos. 5,906,333 (the "'333 Patent") and 5,705,288 (the "'288 Patent") in the Tokyo District Court Civil Division (the "Tokyo District Court") against Sanofi K.K. Amgen's complaint alleges that manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) infringe the '333 and '288 Patents. The complaint further seeks a permanent injunction, disposal of product, and court costs. The Company has not been named as a defendant in this litigation. On January 17, 2019, the Tokyo District Court upheld the validity of the '333 Patent and '288 Patent and ordered a permanent injunction against Sanofi K.K. to stop manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) and to dispose of all product. However, the Tokyo District Court stayed the enforcement of such injunction pending appeal to the Intellectual Property High Court of Japan (the "IPHC"). On January 30, 2019, Sanofi K.K. appealed the Tokyo District Court's decision in the infringement proceedings to the IPHC.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the "Additional IPR Petitions"). On October 4, 2017, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. On February 15, 2018, the PTAB issued two decisions instituting the Company's and Sanofi's Additional IPR Petitions on all claims of the '487 Patent for which review had been requested. Oral hearings on the Additional IPR Petitions before the PTAB were held on November 14, 2018.
On April 5, 2017, Immunex Corporation filed a lawsuit against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by the Company and the Sanofi parties. On June 28, 2017, the Company and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen (which was amended on October 31, 2017 to, among other things, add an inequitable conduct allegation), and Immunex and Amgen filed an answer to the counterclaims on July 28, 2017. A combined hearing on the construction of certain disputed claim terms of the '487 Patent and the Company and the Sanofi parties' motion for summary judgment on the issue of indefiniteness of the '487 Patent claims was held on July 12, 2018. On August 24, 2018, the court issued an order denying this motion and construed the disputed claim terms as proposed by Amgen. A jury trial has been scheduled to start on November 5, 2019.
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
(Unless otherwise noted, dollars in millions, except per share data)

Proceedings Relating to Shareholder Derivative Claims
On December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the then current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, and the Company's Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. The complaint seeks damages in favor of the Company for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan with respect to the individual defendants' compensation and a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On June 28, 2017, the court dismissed the plaintiff's claims with respect to certain compensation awarded in 2013 but denied the defendants' motion to dismiss the other claims set forth in the complaint. On November 8, 2017, another alleged shareholder filed a second shareholder derivative complaint in the New York Supreme Court, naming the then current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, the Company's Chief Scientific Officer, and Regeneron as defendants. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2014, 2015, and 2016. The complaint seeks damages in favor of Regeneron for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of Regeneron's 2014 Long-Term Incentive Plan with respect to the individual defendants' compensation and the imposition of meaningful limits on the amount of equity payable to the individual defendants; a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On December 4, 2017, the plaintiff in the second action moved to consolidate both actions, to be appointed lead plaintiff, and to have its counsel be appointed lead counsel in the proposed consolidated action. The court heard oral argument on March 7, 2018 and denied the motion. The parties in both the first derivative action and the second derivative action agreed to a schedule for document discovery and the filing of defendants' appeal of the court's June 28, 2017 decision, as well as a stay of all non-document discovery pending a decision on defendants' appeal. On March 19, 2018, the defendants appealed the court's June 28, 2017 decision to the Appellate Division of the Supreme Court, First Department. On April 19, 2018, the Appellate Division granted the second plaintiff's motion to intervene in this appeal. On October 9, 2018, the parties to both derivative actions filed with the court a stipulation of compromise and settlement of both derivative actions. The stipulation requires Regeneron to, among other things, impose specified limitations on certain director compensation for the five years starting in December 2018, implement certain corporate governance measures, and pay the agreed-upon amount of attorneys' fees and expenses. Following a hearing on December 3, 2018, the court entered final judgments in both the first derivative action and the second derivative action, approving the settlement. Pursuant to the Company's By-Laws and the New York Business Corporation Law, expenses in connection with the foregoing were advanced by the Company for the individual defendants.
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
(Unless otherwise noted, dollars in millions, except per share data)

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

	Year Ended December 31,
	2018	2017	2016
Net income - basic	$2,444.4	$1,198.5	$895.5
Effect of dilutive securities:
Convertible senior notes - interest expense and amortization of discount and note issuance costs	—	—	0.4
Net income - diluted	$2,444.4	$1,198.5	$895.9

(Shares in millions)
Weighted average shares - basic	107.9	106.3	104.7
Effect of dilutive securities:
Stock options	6.9	9.1	10.2
Restricted stock	—	0.5	0.5
Warrants	—	—	0.9
Dilutive potential shares	6.9	9.6	11.6
Weighted average shares - diluted	114.8	115.9	116.3

Net income per share - basic	$22.65	$11.27	$8.55
Net income per share - diluted	$21.29	$10.34	$7.70
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Year Ended December 31,
(Shares in millions)	2018	2017	2016
Stock options	14.9	9.2	8.0
19. Statement of Cash Flows
The Company adopted ASU 2016-18, Statement of Cash Flows - Restricted Cash, during the first quarter of 2018, and the standard has been retrospectively applied to all periods presented. The following provides a reconciliation of cash, cash equivalents, and restricted cash to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	December 31,	December 31,	December 31,
	2018	2017	2016
Cash and cash equivalents	$1,467.7	$812.7	$535.2
Restricted cash included in Other noncurrent assets	12.5	12.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$1,480.2	$825.2	$547.7

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of December 31, 2018, 2017, and 2016 were $54.5 million, $41.8 million, and $28.2 million, respectively, of accrued capital expenditures.
As described in Note 3, during 2018, we purchased (by issuing a credit towards the amount owed by Sanofi) 215,387 shares of our Common Stock from Sanofi to satisfy Sanofi's funding obligation related to Libtayo development costs, and recorded the cost of the shares received, or $75.8 million, as Treasury Stock.
The Company recognized additional capital and facility lease obligations of $201.2 million and $154.9 million during 2017 and 2016, respectively, in connection with the Company's Tarrytown Leases (see Note 12). No additional capital and facility lease obligations were recognized during 2018.
20. Unaudited Quarterly Results
Summarized quarterly financial data (unaudited) for the years ended December 31, 2018 and 2017 are set forth in the following tables.

	First Quarter Ended March 31, 2018(1)	Second Quarter Ended June 30, 2018	Third Quarter Ended September 30, 2018	Fourth Quarter Ended December 31, 2018(2)(3)
Revenues	$1,511.5	$1,608.0	$1,663.5	$1,927.8
Net income	$478.0	$551.4	$594.7	$820.4
Net income per share - basic	$4.44	$5.12	$5.50	$7.58
Net income per share - diluted	$4.16	$4.82	$5.17	$7.15

	First Quarter Ended March 31, 2017	Second Quarter Ended June 30, 2017	Third Quarter Ended September 30, 2017	Fourth Quarter Ended December 31, 2017(4)
Revenues	$1,319.0	$1,470.1	$1,500.7	$1,582.4
Net income	$248.9	$387.7	$388.3	$173.5
Net income per share - basic	$2.36	$3.66	$3.64	$1.62
Net income per share - diluted	$2.16	$3.34	$3.32	$1.50

(1) In the first quarter of 2018, the Company adopted ASC 606 and ASU 2016-01. Prior period amounts have not been adjusted in connection with the adoption of these accounting standards. See Note 1.
(2) Includes impact of a cumulative catch-up adjustment recorded to revenue upon modification of the Amended IO Discovery Agreement. See Note 3.
(3) Includes tax impact of the sale of non-inventory related assets between foreign subsidiaries completed during the fourth quarter of 2018. See Note 16.
(4)As a result of the Act being signed into law on December 22, 2017, the Company recognized a charge of $326.2 million in the fourth quarter of 2017 related to the re-measurement of its U.S. net deferred tax assets at the lower enacted corporate tax rate. See Note 16.