Form 10-Q
period 2019-03-31
REGENERON PHARMACEUTICALS INC
filed 2019-05-07
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - par value $.001 per share	REGN	NASDAQ Global Select Market

The number of shares outstanding of each of the registrant’s classes of common stock as of April 17, 2019:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,354
Common Stock, $.001 par value	107,727,418

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,708.5	$1,467.7
Marketable securities	1,523.9	1,342.2
Accounts receivable - trade, net	1,728.4	1,723.7
Accounts receivable from Sanofi	287.6	226.4
Accounts receivable from Bayer	289.2	293.1
Inventories	1,208.8	1,151.2
Prepaid expenses and other current assets	182.2	243.3
Total current assets	6,928.6	6,447.6

Marketable securities	2,339.8	1,755.0
Property, plant, and equipment, net	2,612.8	2,575.8
Deferred tax assets	829.3	828.7
Other noncurrent assets	144.3	127.4
Total assets	$12,854.8	$11,734.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$239.6	$218.2
Accrued expenses and other current liabilities	741.1	772.1
Deferred revenue from Sanofi	334.1	246.7
Deferred revenue - other	196.6	205.8
Total current liabilities	1,511.4	1,442.8

Finance lease liabilities	709.9	708.5
Deferred revenue from Sanofi	633.7	279.3
Deferred revenue - other	178.8	184.9
Other noncurrent liabilities	376.3	361.7
Total liabilities	3,410.1	2,977.2

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,354 in 2019 and 2018	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 111,718,248 in 2019 and 111,084,951 in 2018	0.1	0.1
Additional paid-in capital	4,160.9	3,911.6
Retained earnings	5,725.1	5,254.3
Accumulated other comprehensive income (loss)	2.8	(12.3)
Treasury Stock, at cost; 4,046,627 shares in 2019 and 3,990,021 shares in 2018	(444.2)	(396.4)
Total stockholders' equity	9,444.7	8,757.3
Total liabilities and stockholders' equity	$12,854.8	$11,734.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Statements of Operations
Revenues:
Net product sales	$1,104.4	$987.9
Sanofi collaboration revenue	246.4	189.5
Bayer collaboration revenue	276.2	247.9
Other revenue	84.8	86.2
	1,711.8	1,511.5

Expenses:
Research and development	641.8	498.6
Selling, general, and administrative	410.8	330.8
Cost of goods sold	70.9	69.2
Cost of collaboration and contract manufacturing	108.3	45.7
	1,231.8	944.3

Income from operations	480.0	567.2

Other income (expense):
Other income (expense), net	73.8	24.6
Interest expense	(7.7)	(6.4)
	66.1	18.2

Income before income taxes	546.1	585.4

Income tax expense	(85.0)	(107.4)

Net income	$461.1	$478.0

Net income per share - basic	$4.23	$4.44
Net income per share - diluted	$3.99	$4.16

Weighted average shares outstanding - basic	108.9	107.6
Weighted average shares outstanding - diluted	115.5	114.9

Statements of Comprehensive Income
Net income	$461.1	$478.0
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities	16.1	(11.1)
Unrealized (loss) gain on cash flow hedges	(1.0)	1.4
Comprehensive income	$476.2	$468.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	1.9	—	111.1	$0.1	$3,911.6	$5,254.3	$(12.3)	(4.0)	$(396.4)	$8,757.3
Issuance of Common Stock in connection with exercise of stock options	—	—	0.6	—	140.9	—	—	—	—	140.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock in connection with employee tax obligations	—	—	—	—	(10.7)	—	—	—	—	(10.7)
Issuance of Common Stock in connection with Company 401(k) Savings Plan	—	—	—	—	4.3	—	—	0.1	6.2	10.5
Repurchases of Common Stock from Sanofi	—	—	—	—	—	—	—	(0.1)	(54.0)	(54.0)
Stock-based compensation charges	—	—	—	—	114.8	—	—	—	—	114.8
Adjustment upon adoption of new accounting standard	—	—	—	—	—	9.7	—	—	—	9.7
Net income	—	—	—	—	—	461.1	—	—	—	461.1
Other comprehensive gain, net of tax	—	—	—	—	—	—	15.1	—	—	15.1
Balance, March 31, 2019	1.9	$—	111.7	$0.1	$4,160.9	$5,725.1	$2.8	(4.0)	$(444.2)	$9,444.7

Balance, December 31, 2017	1.9	$—	109.5	$0.1	$3,512.9	$2,946.7	$0.6	(3.8)	$(316.2)	$6,144.1
Issuance of Common Stock in connection with exercise of stock options	—	—	0.1	—	13.6	—	—	—	—	13.6
Issuance of Common Stock in connection with Company 401(k) Savings Plan	—	—	0.1	—	(0.7)	—	—	—	—	(0.7)
Stock-based compensation charges	—	—	—	—	85.8	—	—	—	—	85.8
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	—	—	(136.9)	(6.6)	—	—	(143.5)
Net income	—	—	—	—	—	478.0	—	—	—	478.0
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9.7)	—	—	(9.7)
Balance, March 31, 2018	1.9	—	109.7	$0.1	$3,611.6	$3,287.8	$(15.7)	(3.8)	$(316.2)	$6,567.6
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$461.1	$478.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.0	36.4
Non-cash compensation expense	107.9	82.4
Other non-cash items, net	(23.8)	(4.2)
Deferred taxes	(10.7)	(6.4)
Changes in assets and liabilities:
(Increase) decrease in Sanofi, Bayer, and trade accounts receivable	(106.1)	30.4
Increase in inventories	(58.6)	(88.8)
Decrease in prepaid expenses and other assets	69.3	68.8
Increase (decrease) in deferred revenue	426.5	(54.5)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(19.6)	76.7
Total adjustments	435.9	140.8
Net cash provided by operating activities	897.0	618.8

Cash flows from investing activities:
Purchases of marketable and other securities	(1,040.2)	(601.3)
Sales or maturities of marketable securities	338.4	255.3
Capital expenditures	(74.3)	(79.4)
Net cash used in investing activities	(776.1)	(425.4)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	140.6	13.4
Payments in connection with Common Stock tendered for employee tax obligations	(10.7)	—
Repurchases of Common Stock	(10.0)	—
Net cash provided by financing activities	119.9	13.4

Net increase in cash, cash equivalents, and restricted cash	240.8	206.8

Cash, cash equivalents, and restricted cash at beginning of period	1,480.2	825.2

Cash, cash equivalents, and restricted cash at end of period	$1,721.0	$1,032.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

1. Interim Financial Statements
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair presentation of the Company's condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2018 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
We adopted Accounting Standards Codification ("ASC") 842, Leases, on January 1, 2019 (the "effective date") and used the effective date as our date of initial application. See Note 8. The new standard requires a lessee to recognize on its balance sheet (for both finance and operating leases) a liability for future lease payments and a right-of-use asset representing its right to use the underlying asset over the lease term. We elected the practical expedients upon transition, which permitted companies to not reassess lease identification, classification, and initial direct costs under the new standard for leases that commenced prior to the effective date. Upon adoption of the new standard, we recognized right-of-use assets of $33.2 million related to operating leases as of January 1, 2019. The impact of adopting the standard for the facilities that we had historically applied build-to-suit and capital lease accounting was not material to our Condensed Consolidated Financial Statements. Prior period amounts have not been adjusted in connection with the adoption of this standard.
2. Product Sales
Net product sales consist of the following:

	Three Months Ended March 31,
Net Product Sales in the United States	2019	2018
EYLEA®	$1,074.1	$984.0
Libtayo®	26.8	—
ARCALYST®	3.5	3.9
	$1,104.4	$987.9
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the three months ended March 31, 2019 and 2018. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended March 31,
	2019	2018
Besse Medical, a subsidiary of AmerisourceBergen Corporation	59%	55%
McKesson Corporation	31%	40%
The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the three months ended March 31, 2019 and 2018.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2018	$41.1	$42.0	$8.3	$91.4
Provisions	78.6	52.8	16.1	147.5
Credits/payments	(60.8)	(47.9)	(0.4)	(109.1)
Balance as of March 31, 2019	$58.9	$46.9	$24.0	$129.8

Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	48.5	51.7	11.2	111.4
Credits/payments	(30.7)	(42.0)	(14.7)	(87.4)
Balance as of March 31, 2018	$47.7	$43.8	$17.8	$109.3
3. Collaboration Agreements
a. Sanofi
The collaboration revenue we earned from Sanofi is detailed below:

	Three Months Ended March 31,
Sanofi Collaboration Revenue	2019	2018
Antibody:
Reimbursement of Regeneron research and development expenses	$74.5	$60.4
Reimbursement of Regeneron commercialization-related expenses	116.6	85.4
Regeneron's share of losses in connection with commercialization of antibodies	(27.8)	(74.8)
Other	12.9	17.3
Total Antibody	176.2	88.3
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	46.4	73.8
Reimbursement of Regeneron commercialization-related expenses	2.3	1.2
Other	21.5	26.2
Total Immuno-oncology	70.2	101.2
	$246.4	$189.5

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Antibody
The Company is party to a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). Under the companies' License and Collaboration Agreement, following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. The Company recognized as research and development expenses $9.3 million and $13.9 million during the three months ended March 31, 2019 and 2018, respectively, its share of antibody development expenses that Sanofi incurred related to Praluent® (alirocumab), Kevzara® (sarilumab), and Dupixent® (dupilumab). All other agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi.
Effective January 7, 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and REGN3500 (collectively, the "Dupilumab/REGN3500 Eligible Investments"). Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement. During the first quarter of 2019, Sanofi elected to sell, and we elected to purchase (in cash), 24,143 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $10.0 million, as Treasury Stock during the first quarter of 2019.
Sanofi leads commercialization activities for products developed under the Antibody Collaboration, subject to the Company's right to co-promote such products. In addition to profit and loss sharing, the Company is entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling twelve-month basis. The amount of variable consideration related to our share of profits and losses, as well as sales milestones, is deemed to be constrained as of March 31, 2019, and therefore has not been included in the transaction price.
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's Antibody Collaboration with Sanofi:

	March 31,	December 31,
	2019	2018
Accounts receivable	$264.4	$138.2
Deferred revenue	$302.0	$236.1
Significant changes in deferred revenue balances are as follows:

Three Months Ended March 31, 2019
Increase due to shipments of commercial supplies to Sanofi	$86.0
Revenue recognized that was included in deferred revenue at the beginning of the period	$(20.1)
As we recognize Sanofi antibody collaboration revenue in an amount equal to the amount we have the right to invoice and such amount corresponds directly with the value to Sanofi of our performance to date, we do not disclose the value of the transaction price allocated to our remaining unsatisfied performance obligations.
Immuno-Oncology
In 2015, the Company and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Amended and Restated Immuno-oncology Discovery and Development Agreement ("Amended IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement").
Effective December 31, 2018, the Company and Sanofi entered into an Amended IO Discovery Agreement, which narrowed the scope of the existing discovery and development activities conducted by the Company ("IO Development Activities") under the 2015 IO Discovery Agreement to developing therapeutic bispecific antibodies targeting (i) BCMA and CD3 (the "BCMAxCD3

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Program") and (ii) MUC16 and CD3 (the "MUC16xCD3 Program") through clinical proof-of-concept. The Amended IO Discovery Agreement provided for Sanofi’s payment of $461.9 million to the Company as consideration for (x) the termination of the 2015 IO Discovery Agreement, (y) the prepayment for certain IO Development Activities regarding the BCMAxCD3 Program and the MUC16xCD3 Program, and (z) the reimbursement of costs incurred by the Company under the 2015 IO Discovery Agreement during the fourth quarter of 2018.
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
Under the terms of the IO License and Collaboration Agreement, the parties are co-developing Libtayo (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, agreed-upon development expenses for Libtayo. Pursuant to the Letter Agreement, the Libtayo development budget was increased and the Company has agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Libtayo development and Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 1,042,732 currently remains available) of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. During the first quarter of 2019, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 106,972 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded the cost of the shares received, or $44.0 million as Treasury Stock during the first quarter of 2019. Refer to the "Antibody" section above for a description of share transactions related to Dupilumab/REGN3500 Eligible Investments.
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits and losses from worldwide sales. As it relates to the IO Collaboration, "Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of costs by Sanofi in connection with the commercialization of Libtayo outside of the United States.
The following table summarizes accounts receivable and deferred revenue information in connection with the Company's IO Collaboration with Sanofi:

	March 31,	December 31,
	2019	2018
Accounts receivable	$18.6	$77.9
Deferred revenue	$665.8	$289.9
Significant changes in deferred revenue balances are as follows:

Three Months Ended March 31, 2019
Increase as a result of payment received from Sanofi	$415.9
Revenue recognized that was included in deferred revenue at the beginning of the period	$(26.2)
Revenue recognized that was added to deferred revenue during the period	$(13.8)

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The aggregate amount of the transaction price under the IO Collaboration allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of March 31, 2019 was $1,324.7 million. This amount is expected to be recognized as revenue over the remaining period in which the Company is obligated to satisfy its performance obligation in connection with performing development activities.
b. Bayer
Revenue earned in connection with our Bayer EYLEA collaboration is as follows (note that the table excludes amounts in connection with our Bayer Ang2 antibody and PDGFR-beta antibody collaboration agreements, which were previously terminated):

	Three Months Ended March 31,
Bayer EYLEA Collaboration Revenue	2019	2018
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$249.3	$232.1
Reimbursement of Regeneron EYLEA development expenses	2.6	3.5
Other	24.3	11.8
	$276.2	$247.4
The Company is party to a license and collaboration agreement with Bayer for the global development and commercialization of EYLEA outside the United States. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, the Company is entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net product sales. In addition, the Company and Bayer share the funding of agreed-upon EYLEA development costs.
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
The Company recognized $53.7 million and $58.6 million of revenue for the three months ended March 31, 2019 and 2018, respectively, in connection with the Teva Collaboration Agreement.
The following table summarizes accounts receivable and deferred revenue information in connection with the Teva Collaboration Agreement:

	March 31,	December 31,
	2019	2018
Accounts receivable (recorded within Prepaid expenses and other current assets)	$32.2	$28.8
Deferred revenue	$173.3	$194.5
Significant changes in deferred revenue balances are as follows:

Three Months Ended March 31, 2019
Revenue recognized that was included in deferred revenue at the beginning of the period	$(21.2)

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The aggregate amount of the transaction price under the Teva Collaboration Agreement allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of March 31, 2019 was $418.2 million. This amount is expected to be recognized as revenue over the remaining period in which the Company is obligated to satisfy its performance obligation in connection with performing development activities.
d. Alnylam
In April 2019, the Company and Alnylam Pharmaceuticals, Inc. entered into a global, strategic collaboration to discover, develop, and commercialize RNA interference (RNAi) therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. The collaboration is governed by a Master Collaboration Agreement (the "Master Agreement") (including the form of a License Agreement and a Co-Commercialization Collaboration Agreement). Under the terms of the Master Agreement, we are obligated to make an up-front payment of $400.0 million to Alnylam. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to $200.0 million in clinical proof-of-principle milestones for eye or CNS programs.
Under the collaboration, the parties plan to perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a License Agreement or a Co-Commercialization Collaboration Agreement structure. The initial target nomination and discovery period is five years (which may under certain situations automatically be extended for up to seven years in the aggregate) (the "Research Term"). In addition, we have an option to extend the Research Term for an additional five-year period for a research extension fee ranging from $200.0 million to $400.0 million; the actual amount of the fee will be determined based on the acceptance of one or more INDs (or their equivalent in certain other countries) for programs in the eye and CNS.
In connection with the collaboration, we and Alnylam also entered into a Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, we have agreed to purchase shares of Alnylam common stock for aggregate cash consideration of approximately $400.0 million.
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

	Three Months Ended March 31,
	2019	2018
Net income - basic and diluted	$461.1	$478.0

(Shares in millions)
Weighted average shares - basic	108.9	107.6
Effect of dilutive securities:
Stock options	6.5	7.3
Restricted stock	0.1	—
Dilutive potential shares	6.6	7.3
Weighted average shares - diluted	115.5	114.9

Net income per share - basic	$4.23	$4.44
Net income per share - diluted	$3.99	$4.16

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended March 31,
(Shares in millions)	2019	2018
Stock options	12.3	14.9
Restricted stock	—	0.1
5. Marketable Securities
Marketable securities as of March 31, 2019 and December 31, 2018 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of March 31, 2019	Cost Basis	Gains	Losses	Value
Available-for-sale debt securities:
Corporate bonds	$3,352.4	$9.3	$(6.3)	$3,355.4
U.S. government and government agency obligations	129.7	0.1	(0.6)	129.2
Sovereign bonds	26.8	0.2	—	27.0
Commercial paper	152.0	—	—	152.0
Certificates of deposit	69.3	0.1	—	69.4
	$3,730.2	$9.7	$(6.9)	$3,733.0

As of December 31, 2018
Available-for-sale debt securities:
Corporate bonds	$2,734.8	$1.0	$(17.4)	$2,718.4
U.S. government and government agency obligations	110.4	—	(1.0)	109.4
Sovereign bonds	7.6	—	—	7.6
Commercial paper	113.8	—	—	113.8
Certificates of deposit	60.0	—	—	60.0
	$3,026.6	$1.0	$(18.4)	$3,009.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of March 31, 2019 mature at various dates through February 2024. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	March 31, 2019	December 31, 2018
Maturities within one year	$1,523.9	$1,342.2
Maturities after one year through five years	2,209.1	1,667.0
	$3,733.0	$3,009.2

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

	Less than 12 Months		12 Months or Greater		Total
As of March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$313.3	$(0.3)	$941.0	$(6.0)	$1,254.3	$(6.3)
U.S. government and government agency obligations	204.0	—	92.4	(0.6)	296.4	(0.6)
	$517.3	$(0.3)	$1,033.4	$(6.6)	$1,550.7	$(6.9)

As of December 31, 2018
Corporate bonds	$1,482.6	$(6.1)	$801.6	$(11.3)	$2,284.2	$(17.4)
U.S. government and government agency obligations	—	—	99.1	(1.0)	99.1	(1.0)
	$1,482.6	$(6.1)	$900.7	$(12.3)	$2,383.3	$(18.4)
There were no realized losses on sales of marketable securities, and realized gains were not material, for the three months ended March 31, 2019 and 2018.
With respect to marketable securities, for the three months ended March 31, 2019 and 2018, amounts reclassified from Accumulated other comprehensive (loss) income into Other income (expense), net were related to realized gains on sales of debt securities. During the three months ended March 31, 2019 and 2018, we recorded $42.8 million and $9.4 million, respectively, of net unrealized gains on equity securities in Other income (expense), net.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale debt securities:
Corporate bonds	$3,355.4	—	$3,355.4
U.S. government and government agency obligations	129.2	—	129.2
Sovereign bonds	27.0	—	27.0
Commercial paper	152.0	—	152.0
Certificates of deposit	69.4	—	69.4
Equity securities (unrestricted)	56.9	$56.9	—
Equity securities (restricted)	73.8	66.0	7.8
	$3,863.7	$122.9	$3,740.8

As of December 31, 2018
Available-for-sale debt securities:
Corporate bonds	$2,718.4	—	$2,718.4
U.S. government and government agency obligations	109.4	—	109.4
Sovereign bonds	7.6	—	7.6
Commercial paper	113.8	—	113.8
Certificates of deposit	60.0	—	60.0
Equity securities (unrestricted)	43.6	$43.6	—
Equity securities (restricted)	44.4	—	44.4
	$3,097.2	$43.6	$3,053.6
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three months ended March 31, 2019 and 2018.
The Company held certain restricted equity securities as of March 31, 2019 which are subject to transfer restrictions until 2020.
As of March 31, 2019 and December 31, 2018, the Company had $45.5 million in equity investments that do not have a readily determinable fair value. These investments are recorded at cost within Other noncurrent assets.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$232.4	$226.8
Work-in-process	581.3	571.1
Finished goods	30.8	24.4
Deferred costs	364.3	328.9
	$1,208.8	$1,151.2
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Leases
We conduct certain of our research, development, and administrative activities at leased facilities. We also lease certain warehouses and vehicles. As described in Note 1, during the first quarter of 2019, we adopted ASC 842, Leases.
We determine if an arrangement is a lease considering whether there is an identified asset and the contract conveys the right to control its use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Our lease terms may include options to extend or terminate a lease when it is reasonably certain that we will exercise that option. We account for lease components (e.g., rental payments) separately from non-lease components (e.g., common area maintenance costs).
Right-of-use assets and lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term, unless there is a transfer of title or purchase option we are reasonably certain to exercise. For leases where an implicit rate is not readily determinable, we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of future lease payments. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term.
Operating leases
Amounts recognized in the financial statements associated with operating leases were not material as of, and for the three months ended, March 31, 2019 and 2018. Operating lease right-of-use assets are included within other noncurrent assets and lease liabilities are included in other current and other noncurrent liabilities on our Condensed Consolidated Balance Sheet.
Finance leases
In March 2017, we entered into a Participation Agreement with BA Leasing BSC, LLC, an affiliate of Banc of America Leasing & Capital LLC ("BAL"), as lessor, and a syndicate of lenders (collectively, the "Participants"). In March 2017, we also entered into a Lease and Remedies Agreement with BAL, pursuant to which we have leased laboratory and office facilities in Tarrytown, New York (the "Facility") for a five-year term. The Participation Agreement, the Lease and Remedies Agreement, and certain other related agreements were amended and restated in May 2019, among other things, to revise certain covenants, representations and warranties, and events of default to be substantially similar to those set forth in the agreement governing the Company's revolving credit facility (as so amended and restated, the "Participation Agreement" and the "Lease," respectively). The Lease requires us to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month LIBOR, plus an applicable margin that varies with our debt rating and total leverage ratio. The Participation Agreement and the Lease include an option for us to elect to extend the maturity date of the Participation Agreement and the term of the Lease for an additional five-year period, subject to the consent of all the Participants and certain other conditions. We also have the option prior to the end of the term of the Lease to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Participants' advances under the Participation Agreement, all accrued and unpaid interest and yield thereon, and all other outstanding amounts under the Participation Agreement, the Lease, and certain related documents or (b) sell the Facility to a third

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

party on behalf of BAL. The advances under the Participation Agreement mature, and all amounts outstanding thereunder will become due and payable in full, at the end of the term of the Lease.
Prior to January 1, 2019, for certain of the premises under the Lease we were deemed, in substance, to be the owner of the buildings (collectively, the "Build-to-Suit Buildings"). Upon the adoption of ASC 842, the classification of the Build-to-Suit Buildings, for which the construction period had been completed, was reassessed and, consequently, they were derecognized and recognized as a finance lease. These premises, along with the other premises under the Lease, are classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably assured to be exercised.
The agreements governing the Lease financing contain financial and operating covenants, which are substantially similar to the covenants set forth in the Company's revolving credit facility. The Company was in compliance with all such covenants as of March 31, 2019.
Amounts recognized in the Condensed Consolidated Balance Sheet related to the Facility are included in the table below. We had no leases accounted for as finance leases, other than the Facility, as of March 31, 2019.

		March 31,
	Classification	2019
Finance lease assets	Property, plant, and equipment, net (a)	$670.9
Finance lease liabilities	Finance lease liabilities (noncurrent)	$709.9

(a) Finance lease assets are recorded net of accumulated amortization of $65.3 million as of March 31, 2019.
As of December 31, 2018, property, plant, and equipment, at cost, included $723.9 million of leased property under the Company's capital and facility leases related to the Facility. Accumulated amortization related to these assets amounted to $61.7 million as of December 31, 2018.
Finance lease costs consist of the following:

Three Months Ended March 31, 2019
Amortization of right-of-use assets	$3.5
Interest on lease liabilities	7.2
$10.7
Other information related to finance leases consist of the following:

March 31,
2019
Remaining lease term (in years)	2.93
Discount rate	3.69%
Supplemental information
Maturities of lease liabilities as of March 31, 2019 are as follows:

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Operating Leases	Finance Leases
2019	$6.2	$19.5
2020	8.4	26.9
2021	5.1	26.6
2022	3.0	726.5
2023	2.6	—
2024	2.9	—
Thereafter	4.3	—
Total undiscounted lease payments	32.5	799.5
Imputed interest	(3.1)	(82.2)
Debt financing costs	—	(7.4)
Total lease liabilities	$29.4	$709.9
As of December 31, 2018, the estimated future minimum noncancelable lease commitments, excluding the purchase price we would be obligated to pay if we were to exercise our option to purchase the Facility, were as follows:

	Operating Leases	Capital and Facility Lease Obligations
2019	$10.4	$26.4
2020	3.8	28.4
2021	3.4	27.9
2022	2.2	7.0
2023	1.5	—
Thereafter	4.1	—
	$25.4	$89.7
9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 15.6% and 18.3% for the three months ended March 31, 2019 and 2018, respectively. The Company's effective tax rate for the three months ended March 31, 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by the federal tax credit for research activities, stock-based compensation, the foreign-derived intangible income deduction, and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate. The Company's effective tax rate for the three months ended March 31, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the foreign-derived intangible income deduction and the federal tax credit for research activities.
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	$1,708.5	$1,019.5
Restricted cash included in Other noncurrent assets	12.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,721.0	$1,032.0
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of March 31, 2019 and December 31, 2018 were $54.4 million and $54.5 million, respectively, of accrued capital expenditures. Included in accounts payable, accrued expenses, and other liabilities as of March 31, 2018 and December 31, 2017 were $40.2 million and $41.8 million, respectively, of accrued capital expenditures.
As described in Note 3, during the three months ended March 31, 2019, we purchased (by issuing a credit towards the amount owed by Sanofi) 106,972 shares of our Common Stock from Sanofi to satisfy Sanofi's funding obligation related to Libtayo development costs, and recorded the cost of the shares received, or $44.0 million, as Treasury Stock.
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
Proceedings Relating to '287 Patent and '163 Patent
The Company is a party to patent infringement litigation initiated by the Company involving its European Patent No. 1,360,287 (the "'287 Patent") and its European Patent No. 2,264,163 (the "'163 Patent"). Each of these patents concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings, the Company claims infringement of several claims of the '287 Patent and the '163 Patent (as applicable), and seeks, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent and the '163 Patent (as applicable).
On September 25, 2013, the Company commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting the '287 Patent and '163 Patent. Following a trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent, the court issued a final judgment on February 1, 2016, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. On appeal, the Court of Appeal (Civil Division of England and Wales) reversed the English High Court's decision and held that the '287 Patent and '163 Patent are both valid and infringed by Kymab and subsequently issued a final order, which enjoins Kymab from infringing the '287 Patent and '163 Patent (subject to certain exceptions) and requires Kymab to destroy or deliver to a third party all products and antibodies and cells engineered to produce antibodies which infringe the '287 Patent and '163 Patent (subject to certain exceptions). Thereafter, the Supreme Court of the United Kingdom granted Kymab's application for permission to appeal the order made by the Court of Appeal and scheduled an oral hearing for February 11–12, 2020. The provisions of the final order of the Court of Appeal are stayed pending final determination of Kymab's appeal to the Supreme Court of the United Kingdom. The Company has also been awarded a portion of the legal fees incurred by it in connection with the proceedings in the English High Court of Justice and the Court of Appeal described above.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

On July 8 and July 13, 2016, notices of opposition against the '163 Patent were filed in the European Patent Office (the "EPO") by Merus N.V. and Kymab and Novo Nordisk A/S, respectively. The notices assert, as applicable, lack of novelty, lack of inventive step, and insufficiency. Following an oral hearing before the Opposition Division of the EPO on February 5–7, 2018, the Opposition Division upheld the '163 Patent without amendments. Kymab, Merus, and Novo Nordisk each filed a notice of appeal of the Opposition Division's decision on February 9, 2018, May 25, 2018, and June 26, 2018, respectively. On January 7, 2019, Merus withdrew its appeal of the '163 Patent in the EPO in connection with the previously announced global settlement.
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
In the United States, Amgen has asserted U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. The first jury trial in this litigation (the "First Trial") was held in the United States District Court for the District of Delaware (the "District Court") from March 8 to March 16, 2016. During the course of the First Trial, the District Court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen in the First Trial, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On October 5, 2017, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") reversed in part the District Court's decision and remanded for a new trial on the issues of written description and enablement. In addition, it affirmed the District Court's ruling that Amgen's patents were not obvious.
On January 3, 2019, the District Court held oral argument in the remanded proceedings on the Company and the Sanofi defendants' motion for judgment on the pleadings regarding Amgen's willful infringement claim. On January 18, 2019, the District Court entered an order (i) denying the Company and the Sanofi defendants' motion for summary judgment on validity, (ii) denying Amgen's motion for partial summary judgment on estoppel, and (iii) granting the Company and the Sanofi defendants' cross-motion for summary judgment on estoppel. On February 8, 2019, the District Court granted the Company and the Sanofi defendants' motion for judgment on the pleadings, thereby dismissing Amgen's claim of willful infringement. The second jury trial in this litigation (the "Second Trial") was held before the District Court in February 2019 to determine the validity of Amgen's asserted patent claims. On February 25, 2019, the jury returned a verdict in the Second Trial generally in favor of Amgen, finding that two claims of the '165 Patent and one claim of the '741 Patent were not invalid. The jury also found that two claims of the '165 Patent were invalid for lack of adequate written description while rejecting the lack of enablement challenges to those two claims. On February 25, 2019, the District Court notified the parties that a remedies trial, if necessary, would be held following the resolution of any appeals from the jury verdict in the Second Trial on the validity of Amgen's asserted patents. The District Court's final judgment is expected to be issued following resolution of the parties' post-trial motions (including Amgen's motion for a permanent injunction discussed below). The Company and the Sanofi defendants plan to appeal any aspect of the final judgment that is adverse to the Company and the Sanofi defendants.
On March 18, 2019, Amgen filed a motion for a permanent injunction to prohibit the Company and the Sanofi defendants from Commercializing Praluent in the United States (a "Permanent Injunction"), and an oral hearing on this motion has been scheduled for June 2019. Previously, the Federal Circuit stayed and then vacated a Permanent Injunction granted by the District Court in connection with the First Trial.
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
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany (the

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

"Düsseldorf Regional Court"), seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. On November 14, 2017, the Düsseldorf Regional Court issued a decision staying the infringement proceedings until a decision of the Opposition Division of the EPO concerning the pending opposition filed by the Company, Sanofi, and several other opponents against the '124 Patent (as discussed below). Following Amgen's request to reopen the proceedings in light of the issuance of the Preliminary Opinion (as defined below), the Düsseldorf Regional Court held an oral hearing on September 11, 2018 and ruled on December 10, 2018 that the infringement proceedings would be reopened. An oral hearing in the Düsseldorf Regional Court was held on April 30, 2019, at which the Düsseldorf Regional Court deferred ruling on Amgen's request for a permanent injunction until June 6, 2019.
On July 12, 2018, Sanofi-Aventis Deutschland GmbH, Sanofi-Aventis Groupe S.A., and Sanofi Winthrop Industrie S.A. filed an action in the Federal Patents Court (the "FPC") in Munich, Germany, seeking a compulsory license from Amgen based on the '124 Patent for the continued commercializing of Praluent in Germany. This compulsory license action included a request for a provisional compulsory license. The FPC held an oral hearing on September 6, 2018 in the provisional compulsory license proceedings and denied Sanofi's request for the provisional compulsory license. On January 16, 2019, the Sanofi parties appealed the FPC's decision in the provisional compulsory license proceedings to the Federal Court of Justice of Germany and the oral hearing on the appeal has been scheduled for June 4, 2019. The compulsory license proceedings are continuing.
On September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi Chimie (subsequently added as a defendant). Amgen is seeking the prohibition of allegedly infringing activities with a €10,000 penalty per drug unit of Praluent produced in violation of the court order sought by Amgen; an appointment of an expert for the assessment of damages; disclosure of technical (including supply-chain) and accounting information to the expert and the court; provisional damages of €10.0 million (which would be awarded on an interim basis pending final determination); reimbursement of costs; publication of the ruling in three newspapers; and provisional enforcement of the decision to be issued, which would ensure enforcement of the decision (including any provisional damages) pending appeal. Amgen is not seeking a preliminary injunction in this proceeding at this time. On April 10, 2017, the Company and the Sanofi parties filed briefs seeking invalidation of certain of the claims of the '124 Patent, and Amgen filed a response on July 28, 2017. Oral hearing on this infringement lawsuit (originally scheduled for February 12, 2019) has yet to be scheduled.
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
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the "Additional IPR Petitions"). On October 4, 2017, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. On February 15, 2018, the PTAB issued two decisions instituting the Company's and Sanofi's Additional IPR Petitions on all claims of the '487 Patent for which review had been requested. Oral hearings on the Additional IPR Petitions before the PTAB were held on November 14, 2018. On February 14, 2019, the PTAB issued final written decisions on the Additional IPR Petitions, invalidating all 17 claims of the '487 Patent as obvious based on one of the Additional IPR Petitions while declining to hold the challenged claims of the '487 Patent invalid based on the other.
On April 5, 2017, Immunex Corporation filed a lawsuit against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by the Company and the Sanofi parties. On June 28, 2017, the Company and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen (which was amended on October 31, 2017 to, among other things, add an inequitable conduct allegation), and Immunex and Amgen filed an answer to the counterclaims on July 28, 2017. A combined hearing on the construction of certain disputed claim terms of the '487 Patent and the Company and the Sanofi parties' motion for summary judgment on the issue of indefiniteness of the '487 Patent claims was held on July 12, 2018. On August 24, 2018, the court issued an order denying this motion and construed the disputed claim terms as proposed by Amgen. On February 28, 2019, the court granted a joint stipulation by the parties to stay the litigation pending resolution of any appeal of the PTAB's final written decisions on the Additional IPR Petitions discussed above.
On September 30, 2016, Sanofi initiated a revocation proceeding in the United Kingdom to invalidate the U.K. counterpart of European Patent No. 2,292,665 (the "'665 Patent"), another patent owned by Immunex relating to antibodies that bind the human interleukin-4 receptor. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending EPO opposition proceedings initiated by the Company and Sanofi in relation to the '665 Patent. The oral hearing before the EPO on the oppositions occurred on November 20, 2017, at which the claims of the '665 Patent were found invalid and the patent was revoked. A final written decision of revocation of the '665 Patent was issued by the EPO on January 4, 2018. Immunex filed a notice of appeal of the EPO's decision on January 31, 2018. On September 20, 2017 and September 21, 2017, respectively, the Company and Sanofi initiated opposition proceedings in the EPO against Immunex's European Patent No. 2,990,420 (the "'420 Patent"), a divisional patent of the '665 Patent (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '665 Patent but contains claims to a different invention). The oral hearing before the EPO on the oppositions occurred on February 14–15, 2019, at which the '420 Patent was revoked in its entirety. The original patent term of the Immunex patents is set to expire in 2021.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Proceedings Relating to EYLEA (aflibercept) Injection and ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion
On March 19, 2018, Novartis Vaccines and Diagnostics, Inc., Novartis Pharma AG, and Grifols Worldwide Operations Limited (collectively, the "Novartis Parties") filed a lawsuit against the Company in the United States District Court for the Southern District of New York, seeking a judgment of patent infringement of U.S. Patent No. 5,688,688 (the "'688 Patent") by the Company's manufacture of aflibercept (the active ingredient used in both EYLEA and ZALTRAP); monetary damages (together with interest) for a limited period prior to the '688 Patent expiration; an order of willful infringement of the '688 Patent (dismissed on October 24, 2018); costs and expenses of the lawsuit; and attorneys' fees. The '688 Patent expired on November 18, 2014. The Novartis Parties are not seeking an injunction in these proceedings. On March 20, 2019, the court issued its Opinion and Order on Claim Construction (the "Claim Construction Order") in the '688 Patent infringement litigation. Pursuant to the Claim Construction Order, on April 1, 2019, the court approved a joint stipulation and entered a partial judgment of noninfringement of the '688 Patent of nine asserted claims. As a result, only one claim for infringement of the '688 Patent remains pending.
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
12. Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are evaluating the impact that the new standard will have on our financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Libtayo® (cemiplimab) Injection, fasinumab, and evinacumab; the likelihood and timing of achieving any of our anticipated clinical development milestones and the impact of the recent and any potential future U.S. government shutdowns on the anticipated timing of any U.S. Food and Drug Administration regulatory action referenced in this report; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Dupixent, Praluent, Kevzara, Libtayo, fasinumab, and evinacumab; the extent to which the results from the research and development programs conducted by us or our collaborators may be replicated in other studies and lead to therapeutic applications; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA, Dupixent, Praluent, Kevzara, and Libtayo), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to our products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto, including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, and Praluent described further in Note 11 to our Condensed Consolidated Financial Statements included in this report, the ultimate outcome of any such proceedings, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, musculoskeletal diseases, infectious diseases, and rare diseases.
Selected financial information is summarized as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Revenues	$1,711.8	$1,511.5
Net income	$461.1	$478.0
Net income per share - diluted	$3.99	$4.16

We currently have seven products that have received marketing approval:

Product		Disease Area(1)	Territory
			U.S.	EU	Japan	ROW(6)
EYLEA (aflibercept) Injection(2)	•	Neovascular age-related macular degeneration (wet AMD)	✓	✓	✓	✓
	•	Diabetic macular edema (DME)	✓	✓	✓	✓
	•	Macular edema following retinal vein occlusion (RVO), which includes macular edema following central retinal vein occlusion (CRVO) and macular edema following branch retinal vein occlusion (BRVO)	✓	✓	✓	✓
	•	Myopic choroidal neovascularization (mCNV)		✓	✓	✓
	•	Diabetic retinopathy in patients with DME	✓
Dupixent (dupilumab) Injection(3)	•	Atopic dermatitis (in adults)	✓	✓	✓	✓
	•	Atopic dermatitis (in adolescents)	✓
	•	Asthma (in adults and adolescents)	✓		✓	✓
Praluent (alirocumab) Injection(3)	•	LDL-lowering in heterozygous familial hypercholesterolemia (HeFH) or clinical atherosclerotic cardiovascular disease (ASCVD) (in adults)	✓	✓	✓	✓
	•	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	•	Rheumatoid arthritis (RA) (in adults)	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(3)(4)	•	Metastatic or locally advanced cutaneous squamous cell carcinoma (CSCC)	✓			✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use	•	Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(5)	•	Metastatic colorectal cancer (mCRC)	✓	✓	✓	✓

(1) Refer to label information in each territory for specific indication
(2) In collaboration with Bayer (outside the United States)
(3) In collaboration with Sanofi
(4) Marketed as Libtayo (cemiplimab-rwlc) Injection in the United States
(5) Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net sales of ZALTRAP

(6) Rest of world. Checkmark in this column indicates that the product has received marketing approval in at least one country outside of the United States, EU, or Japan

Marketed Products

Net Product Sales of Regeneron-Discovered Products(1)	Three Months Ended March 31,
(In millions)	2019			2018
	U.S.	ROW	Total	U.S.	ROW	Total
EYLEA(1)	$1,074.1	$669.4	$1,743.5	$984.0	$624.0	$1,608.0
Libtayo	26.8	—	26.8	—	—	—
ARCALYST	3.5	—	3.5	3.9	—	3.9
Net product sales recorded by Regeneron	$1,104.4			$987.9

Net product sales recorded by Sanofi(1):
Dupixent	$303.0	$70.7	$373.7	$116.8	$14.6	$131.4
Praluent	$22.9	$41.0	$63.9	$31.7	$28.2	$59.9
Kevzara	$20.7	$13.0	$33.7	$9.3	$3.1	$12.4
ZALTRAP	$0.5	$24.0	$24.5	$2.4	$23.9	$26.3

(1) Bayer records net product sales of EYLEA outside the United States and Sanofi records global net product sales of Dupixent, Praluent, Kevzara, and ZALTRAP. Refer to "Overview" above and "Collaboration Agreements" below for further details.

Programs in Clinical Development
All 20 of our product candidates in clinical development, including the five FDA-approved products which we are investigating in additional indications, were discovered in our research laboratories and are summarized below. We used our VelocImmune® technology to generate each of the antibodies in the table below. There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development (including any post-approval studies), uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, and changes in the competitive landscape affecting a product candidate. Refer to Part II, Item 1A. "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs.

Clinical Program	Phase 1		Phase 2		Phase 3		Regulatory Review(i)
EYLEA				•	Non-proliferative diabetic retinopathy (NPDR) in patients without DME	•	Diabetic retinopathy (U.S.)
						•	Pre-filled syringe (U.S.)
Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit		•	Grass allergy	•	Atopic dermatitis in adolescents and pediatrics (6–11 years of age)(d)	•	Asthma in adults and adolescents (EU)
		•	Peanut allergy
				•	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)	•	Atopic dermatitis in adolescents (12–17 years of age) (EU)
				•	Asthma in pediatrics (6–11 years of age)	•	Auto-injector for 200 mg dose (U.S. and EU)
				•	Eosinophilic esophagitis (EOE) (Phase 2/3)(c)	•	Chronic rhinosinusitis with nasal polyposis (CRSwNP) (U.S., EU, and Japan)
				•	Chronic obstructive pulmonary disease (COPD)

Clinical Program (continued)		Phase 1		Phase 2		Phase 3		Regulatory Review(i)
Praluent (alirocumab)(a) Antibody to PCSK9					•	Homozygous familial hypercholesterolemia (HoFH)(c) in adults and pediatrics
					•	HeFH in pediatrics
Kevzara (sarilumab)(a) Antibody to IL-6R			•	Polyarticular-course juvenile idiopathic arthritis (pcJIA)	•	Polymyalgia rheumatica
			•	Systemic juvenile idiopathic arthritis (sJIA)	•	Giant cell arteritis
Libtayo (cemiplimab)(a) Antibody to PD-1(h)	•	Solid tumors and advanced hematologic malignancies	•	Metastatic or locally advanced CSCC(d)	•	First-line non-small cell lung cancer (NSCLC)	•	Metastatic or locally advanced CSCC (EU)
			•	Basal cell carcinoma (BCC) (potentially pivotal study)	•	Second-line cervical cancer
Fasinumab(b)(f) (REGN475) Antibody to NGF					•	Osteoarthritis of knee and hip(e)
Evinacumab(f) (REGN1500) Antibody to ANGPTL3			•	Refractory hypercholesterolemia (both HeFH and non-FH)	•	HoFH(c)(d)
			•	Severe hypertriglyceridemia
Garetosmab(f) (REGN2477) Antibody to Activin A			•	Fibrodysplasia ossificans progressiva (FOP)(c)(e) (potentially pivotal study)
REGN3500(a) Antibody to IL-33. Studied as monotherapy and in combination with Dupixent.			•	Asthma
			•	COPD
			•	Atopic dermatitis
REGN1908-1909(f) Multi-antibody therapy to Feld1			•	Cat allergy
REGN1979 Bispecific antibody targeting CD20 and CD3	•	Certain B-cell malignancies(c)
REGN-EB3(g) (REGN3470-3471-3479) Multi-antibody therapy to Ebola virus					•	Ebola virus infection (Phase 2/3)(c)(j)
REGN3048-3051(g) Multi-antibody therapy to Middle East Respiratory Syndrome (MERS) virus	•	MERS virus infection
REGN3767(f) Antibody to LAG-3	•	Advanced cancers

Clinical Program (continued)		Phase 1	Phase 2	Phase 3	Regulatory Review(i)
Pozelimab(f) (REGN3918) Antibody to C5	•	Paroxysmal nocturnal hemoglobinuria (PNH)
REGN4461 Agonist antibody to leptin receptor (LEPR)	•	Lipodystrophy and obesity
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	•	Platinum-resistant ovarian cancer
REGN4659(f) Antibody to CTLA4	•	Advanced NSCLC
REGN5069 Antibody to GFRα3	•	Pain
REGN5458(a) Bispecific antibody targeting BCMA and CD3	•	Multiple myeloma

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
(j) Included in randomized controlled trial run by World Health Organization
Trevogrumab, an antibody to myostatin (GDF8), which was previously being studied in Phase 1 in combination with garetosmab in muscle-wasting diseases, is no longer in clinical development.
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
Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our continued success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of EYLEA, Dupixent, Praluent, Kevzara, and Libtayo. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2019 to date were, and select milestones for the next twelve months are, as follows:

Clinical Program		2019 Events to Date		Select 2019–2020 Milestones (next 12 months)
EYLEA	•	Resubmitted sBLA for pre-filled syringe	•	FDA decision on sBLA for the treatment of diabetic retinopathy (target action date of May 13, 2019)
			•	FDA decision on sBLA for pre-filled syringe
			•	Initiate a study of a high dose formulation of aflibercept
			•	Initiate Phase 3 program in retinopathy of prematurity (ROP)
Dupixent (dupilumab; IL-4R Antibody)	•	Approved by FDA for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)	•	Report results from Phase 3 study in pediatric patients (6–11 years of age) with atopic dermatitis
	•	European Medicines Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) recommended approval for asthma	•	EU decision on regulatory application for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)
	•	FDA accepted for priority review sBLA for CRSwNP	•	Approval for asthma in the EU
	•	Submitted regulatory applications in EU and Japan for CRSwNP	•	FDA (target action date of June 26, 2019) and EU decisions on applications for CRSwNP
	•	Initiated Phase 3 study in COPD	•	FDA (target action date of July 11, 2019) and EU decisions on applications for 200 mg auto-injector
			•	Submit sBLA and Marketing Authorization Application (MAA) for 300 mg auto-injector

Clinical Program (continued)		2019 Events to Date		Select 2019–2020 Milestones (next 12 months)
Praluent (alirocumab; PCSK9 Antibody)	•	European Commission granted marketing approval for a new indication to reduce cardiovascular risk in adults with established ASCVD	•	Report results from Phase 3 study in HoFH
	•	Approved by FDA for a new indication to reduce the risk of heart attack, stroke and unstable angina requiring hospitalization in adults with established CV disease
	•	Approved by FDA for the treatment of adults with primary hyperlipidemia (including HeFH) to reduce low-density lipoprotein cholesterol (LDL-C)
Libtayo (cemiplimab; PD-1 Antibody)	•	EMA's CHMP recommended approval for advanced CSCC	•	Approval for advanced CSCC in the EU
			•	Continue patient enrollment in NSCLC and various other studies
			•	Initiate adjuvant and neoadjuvant studies in CSCC
Fasinumab (NGF Antibody)			•	Complete patient enrollment in Phase 3 long-term safety study and Phase 3 efficacy studies in osteoarthritis
Evinacumab (ANGPTL3 Antibody)			•	Report results from Phase 3 study in HoFH
Garetosmab (Activin A Antibody)			•	Report results from Phase 2 study in FOP
REGN3500 (IL-33 Antibody)			•	Report results from Phase 2 study in asthma
REGN1908-1909 (Feld1 Antibody)	•	Initiated Phase 2 study in cat allergic asthmatics	•	Report results from Phase 2 study in cat allergic asthmatics
REGN1979 (CD20 and CD3 Antibody)			•	Initiate potentially pivotal Phase 2 study in follicular lymphoma (FL)
			•	Initiate potentially pivotal Phase 2 study in diffuse large B-cell lymphoma (DLBCL)
REGN-EB3 (Multi-antibody therapy to Ebola virus)	•	Included in randomized controlled trial run by World Health Organization
REGN3048-3051 (Multiple-antibody therapy to MERS)			•	Complete Phase 1 study in healthy volunteers
Pozelimab (C5 Antibody)			•	Initiate Phase 2 study in PNH
REGN4461 (LEPR Agonist Antibody)			•	Initiate Phase 2 study in generalized lipodystrophy
REGN5069 (GFRα3 Antibody)			•	Complete Phase 1 study in healthy volunteers
			•	Initiate Phase 2 study in osteoarthritis
REGN5458 (BCMA and CD3 Antibody)	•	Initiated Phase 1 study in multiple myeloma

Collaboration Agreements
Collaborations with Sanofi
Antibody. We are collaborating with Sanofi on the global development and commercialization of various antibodies and antibody product candidates (Dupixent, Praluent, Kevzara, and REGN3500) (the Antibody Collaboration). Under the terms of the Antibody License and Collaboration Agreement (LCA), following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. All other agreed-upon development costs incurred by both companies are funded 100% by Sanofi. We are generally responsible for reimbursing Sanofi for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose.
Effective January 7, 2018, we and Sanofi entered into a letter agreement (Letter Agreement) amending the LCA in connection with, among other matters, the allocation of additional funds to certain proposed activities relating to dupilumab and REGN3500 (collectively, the Dupilumab/REGN3500 Eligible Investments). Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to an aggregate of 600,000 shares (of which 565,091 currently remains available) of our Common Stock directly or indirectly owned by Sanofi. Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement.
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
Immuno-Oncology. In 2015, we and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the IO Collaboration). The IO Collaboration is governed by an Amended and Restated Immuno-oncology Discovery and Development Agreement (Amended IO Discovery Agreement), and an Immuno-oncology License and Collaboration Agreement (IO License and Collaboration Agreement). In connection with the execution of the original Immuno-oncology Discovery and Development Agreement in 2015 (2015 IO Discovery Agreement), which has been replaced by the Amended IO Discovery Agreement (as discussed below), Sanofi made a $265.0 million non-refundable up-front payment to us. Pursuant to the 2015 IO Discovery Agreement, we were to spend up to $1,090.0 million (IO Discovery Budget) to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept, and Sanofi was to reimburse us for up to $825.0 million (IO Discovery Funding) of these costs, subject to certain annual limits. The original term of the 2015 IO Discovery Agreement was to continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Budget was exhausted, subject to Sanofi's option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs.
Effective December 31, 2018, the Company and Sanofi entered into the Amended IO Discovery Agreement, which narrowed the scope of the existing discovery and development activities conducted by the Company (IO Development Activities) under the 2015 IO Discovery Agreement to developing therapeutic bispecific antibodies targeting (i) BCMA and CD3 (the BCMAxCD3 Program) and (ii) MUC16 and CD3 (the MUC16xCD3 Program) through clinical proof-of-concept. The Amended IO Discovery Agreement provided for Sanofi's payment of $461.9 million to the Company as consideration for (x) the termination of the 2015 IO Discovery Agreement, (y) the prepayment for certain IO Development Activities regarding the BCMAxCD3 Program and the MUC16xCD3 Program, and (z) the reimbursement of costs incurred by the Company under the 2015 IO Discovery Agreement during the fourth quarter of 2018.
Under the terms of the Amended IO Discovery Agreement, the Company is required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million (the BCMAxCD3 Program Costs Cap) and (ii) the MUC16xCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $50.0 million (the MUC16xCD3 Program Costs Cap); provided that under certain circumstances, Sanofi will have the option to increase the MUC16xCD3 Program Costs Cap to $70.0 million by making a payment to the Company in the amount of $20.0 million.
Pursuant to the Amended IO Discovery Agreement, we are primarily responsible for conducting the IO Development Activities, other than certain clinical trials that may be funded separately by Sanofi, including antibody development, preclinical activities, toxicology studies, manufacture of clinical supplies, filing of Investigational New Drug Applications (INDs), and clinical development through proof-of-concept. We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of future profits, if any, from commercialized IO Collaboration products to the extent they are sufficient for this purpose. As the scope of the IO Development Activities has been limited, the exclusivity obligations of the parties under the Amended IO Discovery Agreement have been narrowed.
With regard to the BCMAxCD3 Program and the MUC16xCD3 Program, when clinical proof-of-concept is established, the applicable Program Costs Cap is reached, or in certain other limited circumstances, Sanofi will have the option to license rights to the product candidate and other antibodies targeting the same targets for, with regard to BCMAxCD3, immuno-oncology indications, and with regard to MUC16xCD3, all indications, pursuant to the IO License and Collaboration Agreement, as amended. If Sanofi does not exercise its option to license rights to a product candidate, we will retain the exclusive right to develop and commercialize such product candidate and Sanofi will receive a royalty on sales. Pursuant to the Amended IO Discovery Agreement, the parties agreed that (i) if Sanofi exercises its option with respect to a BCMAxCD3 Program antibody, Sanofi will lead the development and global commercialization of such BCMAxCD3 Program antibody; and (ii) if Sanofi exercises its option with respect to a MUC16xCD3 Program antibody, (x) we will lead the development of such MUC16xCD3 Program antibody and commercialization of such MUC16xCD3 Program antibody within the United States and (y) Sanofi will lead the commercialization of such MUC16xCD3 Program antibody outside of the United States.
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
In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable up-front payment to us. If Sanofi exercises its option to license rights to a BCMAxCD3 Program antibody or MUC16xCD3 Program antibody thereunder, it will co-develop these drug candidates with us through product approval under the terms of the IO License and Collaboration Agreement. Sanofi will fund development costs up front for a BCMAxCD3 Program antibody and we will reimburse half of the total development costs for such antibody from our share of future IO Collaboration profits to the extent they are sufficient for this purpose. In addition, we and Sanofi will share equally, on an ongoing basis, the development costs for a MUC16xCD3 Program antibody. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in profits and losses in connection with the commercialization of collaboration products. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that immuno-oncology drug candidate are being manufactured.
Under the terms of the IO License and Collaboration Agreement, the parties are also co-developing Libtayo (cemiplimab), an antibody targeting PD-1. We have principal control over the development of Libtayo, and the parties share equally, on an ongoing basis, agreed-upon development expenses for Libtayo. Under the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to Libtayo development costs for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to an aggregate of 800,000 shares (of which 477,641 currently remains available) of our Common Stock directly or indirectly owned by Sanofi.
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
Collaboration with Bayer
EYLEA outside the United States. Since 2006, we and Bayer have been parties to a license and collaboration agreement for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer collaborate on, and share the costs of, the development of EYLEA. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, we are entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales.

Commencing with the first commercial sale of EYLEA in a major market country outside the United States, we became obligated to reimburse Bayer for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits (including payments to us based on sales in Japan). The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the collaboration profits in the quarter unless we elect to reimburse Bayer at a faster rate. As a result, a portion of our share of EYLEA profits outside the United States will continue to be used to reimburse Bayer for this repayment obligation.
Within the United States, we retain exclusive commercialization rights to EYLEA and are entitled to all profits from such sales.
Collaboration with Teva
Fasinumab. In 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016. We lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. As of March 31, 2019, we had earned an aggregate of $120.0 million of development milestones from Teva and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Collaboration with Alnylam
In April 2019, we and Alnylam Pharmaceuticals, Inc. entered into a global, strategic collaboration to discover, develop, and commercialize RNA interference (RNAi) therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system (CNS), in addition to a select number of targets expressed in the liver. The collaboration is governed by a Master Collaboration Agreement (the Master Agreement) (including the form of a License Agreement and a Co-Commercialization Collaboration Agreement). Under the terms of the Master Agreement, we are obligated to make an up-front payment of $400.0 million to Alnylam. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to $200.0 million in clinical proof-of-principle milestones for eye or CNS programs.
Under the collaboration, the parties plan to perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a License Agreement or a Co-Commercialization Collaboration Agreement structure. The initial target nomination and discovery period is five years (which may under certain situations automatically be extended for up to seven years in the aggregate) (the Research Term). In addition, we have an option to extend the Research Term for an additional five-year period for a research extension fee ranging from $200.0 million to $400.0 million; the actual amount of the fee will be determined based on the acceptance of one or more INDs (or their equivalent in certain other countries) for programs in the eye and CNS.
At the stage of designation of a lead candidate for CNS programs and liver programs, the parties have alternating rights to be a lead party for collaboration products. At the stage of designation of a lead candidate for eye programs, we have the sole right to take the product forward as a licensee. The lead party is required to take the program forward under the License Agreement structure unless the other party exercises its rights to opt-in to a Co-Commercialization Collaboration Agreement, in which case the lead party is required to take the program forward under the Co-Commercialization Collaboration Agreement structure. Alnylam does not have rights to opt-in to a Co-Commercialization Collaboration Agreement for eye programs.
Under a License Agreement, the lead party is designated as the licensee and has the right to develop and commercialize the collaboration product under such program. The licensee will be responsible for its own costs and expenses incurred in connection with the development and commercialization of the collaboration products under the License Agreement. The licensee will pay to the licensor certain development and/or commercialization milestone payments totaling up to $150.0 million for each collaboration product. In addition, following the first commercial sale of the applicable collaboration product under a License Agreement, the licensee is required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the licensor based on the aggregate annual net sales of the collaboration product, subject to customary reductions.
For CNS programs and liver programs, as soon as a party is designated as a lead party, the other company has rights to opt-in to a Co-Commercialization Collaboration Agreement as a participating party. Under a Co-Commercialization Collaboration Agreement, the party designated as the lead party has operational responsibility and final decision-making authority on development and commercialization of the program and the parties will split profits and share costs equally, subject to certain co-funding opt-outs at specified clinical trial phases or under other conditions. If a party exercises its co-funding opt-out right, following the first commercial sale of the applicable collaboration product under a Co-Commercialization Collaboration Agreement, the lead party will be required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the co-funding opt-out right, subject to customary reductions. If the non-lead party does not initially opt-in to a Co-Commercialization Collaboration Agreement, the lead party has the right to take the program forward under a License Agreement structure.
Under the collaboration, when we are the licensee under a License Agreement or the lead party under a Co-Commercialization Collaboration Agreement, Alnylam will be responsible for the manufacture and supply of the product to us for Phase 1 and Phase 2 clinical trials.
In connection with the collaboration, we and Alnylam also entered into a Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, we have agreed to purchase 4,444,445 shares of Alnylam common stock for aggregate cash consideration of approximately $400.0 million.
Within three months of the closing of the equity purchase described above, the parties plan to negotiate and enter into a Co-Commercialization Collaboration Agreement for a silencing RNA (siRNA) therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination product consisting of such siRNA therapeutic and a fully human monoclonal antibody targeting C5 being developed by us, with us as the licensee. The C5 siRNA Co-Commercialization Collaboration Agreement would generally be consistent with the financial terms in the form of the existing Co-Commercialization Collaboration Agreement with Alnylam. The C5 siRNA License Agreement would contain a flat low double-digit royalty on net sales of the combination product only subject to customary reductions, and there could be up to $325.0 million in commercial milestones.
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

Results of Operations
Three Months Ended March 31, 2019 and 2018
Net Income

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Revenues	$1,711.8	$1,511.5
Operating expenses	(1,231.8)	(944.3)
Other income (expense), net	66.1	18.2
Income before income taxes	546.1	585.4
Income tax expense	(85.0)	(107.4)
Net income	$461.1	$478.0

Net income per share - diluted	$3.99	$4.16
Revenues

	Three Months Ended March 31,		Increase
(In millions)	2019	2018	(Decrease)
Net product sales in the United States:
EYLEA	$1,074.1	$984.0	$90.1
Libtayo	26.8	—	26.8
ARCALYST	3.5	3.9	(0.4)
Sanofi and Bayer collaboration revenue:
Sanofi	246.4	189.5	56.9
Bayer	276.2	247.9	28.3
Other revenue	84.8	86.2	(1.4)
Total revenues	$1,711.8	$1,511.5	$200.3
Net Product Sales
Net product sales of EYLEA in the United States increased for the three months ended March 31, 2019, compared to the same period in 2018, due to higher sales volume, partly offset by an increase in sales-related deductions primarily due to higher discounts. There were no sales of Libtayo for the three months ended March 31, 2018 as the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced CSCC on September 28, 2018.
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2018	$41.1	$42.0	$8.3	$91.4
Provisions	78.6	52.8	16.1	147.5
Credits/payments	(60.8)	(47.9)	(0.4)	(109.1)
Balance as of March 31, 2019	58.9	46.9	24.0	129.8

Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	48.5	51.7	11.2	111.4
Credits/payments	(30.7)	(42.0)	(14.7)	(87.4)
Balance as of March 31, 2018	47.7	43.8	17.8	109.3
Sanofi Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2019	2018
Antibody:
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	$74.5	$60.4
Reimbursement of Regeneron commercialization-related expenses	116.6	85.4
Regeneron's share of losses in connection with commercialization of antibodies	(27.8)	(74.8)
Other	12.9	17.3
Total Antibody	176.2	88.3
Immuno-oncology:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	13.8	35.3
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	32.6	38.5
Reimbursement of Regeneron commercialization-related expenses	2.3	1.2
Other	21.5	26.2
Total Immuno-oncology	70.2	101.2
Total Sanofi collaboration revenue	$246.4	$189.5
Antibody
Reimbursement of Regeneron antibody commercialization-related expenses represents reimbursement of internal and external costs incurred by Regeneron in connection with commercializing Praluent, Kevzara, and Dupixent.

During the three months ended March 31, 2019 and 2018, we and Sanofi shared commercial expenses related to Praluent, Kevzara, and Dupixent in accordance with the companies' License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of combined losses in connection with the companies commercializing Praluent, Kevzara, and Dupixent within Sanofi collaboration revenue. During the three months ended March 31, 2019, Sanofi collaboration revenues in connection with commercialization of antibodies were primarily impacted, compared to the same period in 2018, by our share of higher net product sales of Dupixent, partly offset by an increase in the collaborations' Dupixent commercialization expenses. See "Marketed Products" section above for a summary of global net product sales recorded by Sanofi in connection with our Antibody License and Collaboration Agreement. Sanofi provides us with an estimate of our share of the losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
Other Sanofi antibody revenue in the table above primarily relates to manufacturing of commercial supplies.
Immuno-Oncology
Sanofi's reimbursement of immuno-oncology research and development costs under our IO Discovery Agreement decreased in the first three months of 2019, compared to the same period in 2018, due to the impact of the Amended IO Discovery Agreement (see "Collaboration Agreements - Collaborations with Sanofi" above). Reimbursement of Regeneron immuno-oncology commercialization-related expenses represents reimbursement of internal and external costs incurred by Regeneron in connection with commercializing Libtayo outside the United States. Other Sanofi immuno-oncology revenue primarily includes recognition of deferred revenue from up-front payments received in connection with the execution of the IO Collaboration agreements and the Amended IO Discovery Agreement, partly offset by our share of losses in connection with Sanofi's commercialization of Libtayo outside the United States.
Bayer Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2019	2018
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$249.3	$232.1
Reimbursement of Regeneron development expenses	2.6	4.0
Other	24.3	11.8
Total Bayer collaboration revenue	$276.2	$247.9
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended March 31,
(In millions)	2019	2018
Net product sales outside the United States	$669.4	$624.0
Regeneron's share of collaboration profit from sales outside the United States	$263.4	$245.1
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(14.1)	(13.0)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$249.3	$232.1
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

Other Revenue

	Three Months Ended March 31,
(In millions)	2019	2018
Teva collaboration revenue:
Reimbursement of Regeneron research and development expenses	$32.2	$39.1
Other	21.5	19.5
Total Teva collaboration revenue	53.7	58.6
Other revenue	31.1	27.6
Total other revenue	$84.8	$86.2
In addition to Teva collaboration revenue (which is earned in connection with the development of fasinumab), "Total other revenue" in the table above includes, but is not limited to:

•
Recognition of a portion of deferred revenue from up-front and other payments received from MTPC, including a portion related to the achievement of a $20.0 million development milestone in the third quarter of 2018, in connection with our fasinumab collaboration.

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

•	Recognition of revenue in connection with our agreements with BARDA related to REGN-EB3 for the treatment of Ebola virus infection.
Expenses

	Three Months Ended March 31,		Increase
(In millions, except headcount data)	2019	2018	(Decrease)
Research and development	$641.8	$498.6	$143.2
Selling, general, and administrative	410.8	330.8	80.0
Cost of goods sold	70.9	69.2	1.7
Cost of collaboration and contract manufacturing	108.3	45.7	62.6
Total operating expenses	$1,231.8	$944.3	$287.5

Average headcount	7,448	6,401	1,047
Our average headcount in the first quarter of 2019, increased compared to the same period in 2018, principally in connection with expanding our manufacturing activities and, to a lesser extent, increased research and development activities and the launches of Dupixent for asthma and Libtayo for CSCC in the United States.
Operating expenses in the first quarter of 2019 and 2018 included a total of $107.9 million and $82.4 million, respectively, of non-cash compensation expense related to employee stock options and restricted stock. Non-cash compensation expense recorded in the first quarter of 2018 benefited from a change in our estimate of the number of stock options that were expected to be forfeited.

Research and Development Expenses
The following table summarizes our estimates of direct research and development expenses by clinical development program and other significant categories of research and development expenses. Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, including costs related to preclinical research activities, clinical trials, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse. Indirect research and development expenses have not been allocated directly to each program, and primarily consist of costs to compensate personnel, overhead and infrastructure costs to maintain our facilities, and other costs related to activities that benefit multiple projects. Clinical manufacturing costs primarily consist of costs to manufacture bulk drug product (including pre-launch commercial supplies which were not capitalized as inventory) at our manufacturing facilities, as well as external drug filling, packaging, and labeling costs.

	Three Months Ended March 31,		Increase
(In millions)	2019	2018*	(Decrease)
Direct research and development expenses:
Fasinumab	$50.1	$54.7	$(4.6)
Libtayo (cemiplimab)	44.0	25.0	19.0
Dupixent (dupilumab)	25.7	25.8	(0.1)
Praluent (alirocumab)	10.2	16.8	(6.6)
Other product candidates in clinical development and other research programs	95.7	47.7	48.0
Total direct research and development expenses	225.7	170.0	55.7
Indirect research and development expenses:
Payroll and benefits	166.9	130.1	36.8
Lab supplies, licensing, and other research and development costs	27.6	23.6	4.0
Occupancy and other operating costs	71.9	58.9	13.0
Total indirect research and development expenses	266.4	212.6	53.8

Clinical manufacturing costs	149.7	116.0	33.7
Total research and development expenses	$641.8	$498.6	$143.2

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Research and development expenses included non-cash compensation expense of $58.7 million and $40.8 million in the first quarter of 2019 and 2018, respectively.
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Part II, Item 1A. "Risk Factors." There is also variability in the duration and costs necessary to develop a pharmaceutical product, potential opportunities and/or uncertainties related to future indications to be studied, and the estimated cost and scope of the projects. The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We are unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in the first quarter of 2019, compared to the same period in 2018, primarily due to higher headcount and headcount-related costs, higher contributions to independent not-for-profit patient assistance organizations, and an increase in commercialization-related expenses for Dupixent. Selling, general, and administrative expenses also included non-cash compensation expense of $43.8 million and $35.0 million in the first quarter of 2019 and 2018, respectively.
Cost of Goods Sold
Cost of goods sold includes period costs for our Limerick manufacturing facility, and, in the first quarter of 2019, Sanofi's share of gross profits in connection with our commercialization of Libtayo in the United States.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing primarily includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer. The increase in cost of collaboration and contract manufacturing for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to higher expenses in connection with process validation at our Limerick manufacturing facility, higher inventory write-offs and reserves, and the recognition of manufacturing costs associated with higher sales of Dupixent.
Other Income (Expense)
Other income (expense), net, increased in the first quarter of 2019, compared to the same period in 2018, primarily due to the recognition of unrealized gains on equity securities and increased interest income earned on available-for-sale debt securities, due to higher average investment balances and higher interest rates.
Income Taxes

	Three Months Ended March 31,
(In millions, except effective tax rate)	2019	2018
Income tax expense	$85.0	$107.4
Effective tax rate	15.6%	18.3%
Our effective tax rate for the three months ended March 31, 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by the federal tax credit for research activities, stock-based compensation, the foreign-derived intangible income deduction, and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate. Our effective tax rate for the three months ended March 31, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the foreign-derived intangible income deduction and the federal tax credit for research activities.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31,	December 31,	Increase
(In millions)	2019	2018	(Decrease)
Financial assets:
Cash and cash equivalents	$1,708.5	$1,467.7	$240.8
Marketable securities - current	1,523.9	1,342.2	181.7
Marketable securities - noncurrent	2,339.8	1,755.0	584.8
	$5,572.2	$4,564.9	$1,007.3

Working capital:
Current assets	$6,928.6	$6,447.6	$481.0
Current liabilities	1,511.4	1,442.8	68.6
	$5,417.2	$5,004.8	$412.4
As of March 31, 2019, we also had borrowing availability of $750.0 million under a revolving credit facility.

As described above in "Collaborations Agreements - Collaborations with Alnylam," in April 2019, we and Alnylam entered into a collaboration agreement, pursuant to which we are obligated to make an up-front payment of $400.0 million and purchase $400.0 million of Alnylam common stock (expected to occur in the second quarter of 2019).
Sources and Uses of Cash for the Three Months Ended March 31, 2019 and 2018

	March 31,	March 31,	Increase
(In millions)	2019	2018	(Decrease)
Cash flows provided by operating activities	$897.0	$618.8	$278.2
Cash flows used in investing activities	$(776.1)	$(425.4)	$(350.7)
Cash flows provided by financing activities	$119.9	$13.4	$106.5
Cash Flows from Operating Activities
Our net income of $461.1 million in the first quarter of 2019 included $42.8 million related to unrealized gains (net) on equity securities (included in other non-cash items). Deferred revenue also increased in the first quarter of 2019 primarily due to the receipt of a $461.9 million payment from Sanofi in connection with the Amended IO Discovery Agreement (as described in "Collaboration Agreements - Collaborations with Sanofi," above).
Cash Flows from Investing Activities
Capital expenditures were $74.3 million and $79.4 million in the first quarter of 2019 and 2018, respectively. Capital expenditures in the first quarter of 2019 included costs in connection with renovations and additions at our Limerick, Ireland and Rensselaer, New York manufacturing facilities. We expect to incur capital expenditures of $410 million to $475 million for the full year of 2019 primarily in connection with expanding a portion of our manufacturing facilities at our Rensselaer, New York facility, continued renovations and expansion of our Limerick, Ireland facility, and laboratory expansion and renovations at our Tarrytown, New York facilities.
Sanofi Funding of Certain Development Costs
As described above in "Collaboration Agreements - Collaborations with Sanofi," effective January 7, 2018, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 1,042,732 shares remain available to be sold as of March 31, 2019) of our Common Stock directly or indirectly owned by Sanofi. During the first quarter of 2019, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 106,972 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded $44.0 million related to the shares received as Treasury Stock during the first quarter of 2019. In addition, during the first quarter of 2019, Sanofi elected to sell, and we elected to purchase (in cash), 24,143 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $10.0 million, as Treasury Stock during the first quarter of 2019.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed February 7, 2019). Except as described in Note 1 and Note 8 to our Condensed Consolidated Financial Statements included in this report related to the adoption of Accounting Standards Codification ("ASC") 842, Leases, there were no material changes to our critical accounting policies and use of estimates during the three months ended March 31, 2019.
Future Impact of Recently Issued Accounting Standards
See Note 12 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed February 7, 2019). There have been no material changes to our market risks or to our management of such risks as of March 31, 2019.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the three months ended March 31, 2019 and 2018, EYLEA net sales in the United States represented 63% and 65% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.

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

•
sufficient coverage of, and reimbursement for, our marketed products by third-party payers, including Medicare and Medicaid in the United States and other government and private payers in the United States and foreign jurisdictions, as well as U.S. and foreign payer restrictions on eligible patient populations and the reimbursement process (including drug price control measures that may be introduced in the United States by various federal and state authorities);

•
our ability and our collaborators' ability to maintain sales of our marketed products in the face of competitive products and to differentiate our marketed products from competitive products, including as applicable product candidates currently in clinical development; and, in the case of EYLEA, the willingness of retinal specialists and patients to switch from Lucentis® (ranibizumab) or off-label use of repackaged Avastin® (bevacizumab) to EYLEA or to start treatment with EYLEA and the emerging new competition for EYLEA (discussed further under "The commercial success of our products and product candidates is subject to strong competition - Marketed Products - EYLEA" below);

•
serious complications or side effects in connection with the use of our marketed products, as discussed under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Serious complications or side effects in connection with the use of our products and in clinical trials for our product candidates and new indications for our marketed products could cause our regulatory approvals to be revoked or limited or lead to delay or discontinuation of development of our product candidates or new indications for our marketed products, which could severely harm our business, prospects, operating results, and financial condition" below;

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
Our future revenues and profitability will be adversely affected in a material manner if such third-party payers do not adequately defray or reimburse the cost of our marketed products to patients. If these entities do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payers more expensive for patients. Third-party payers may also require prior authorization for reimbursement, or require failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. As our currently marketed products and product candidates are biologics, bringing them to market may cost more than bringing traditional, small-molecule drugs to market due to the complexity associated with the research, development, production, supply, and regulatory review of such products. Given cost sensitivities in many health care systems, our currently marketed products and product candidates are likely to be subject to continued pricing pressures, which may have an adverse impact on our business, prospects, operating results, and financial condition.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration's budget proposal for fiscal year 2019 contained drug price control measures that have been subsequently rolled into the budget proposal for fiscal year 2020 and could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA), to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has been soliciting feedback on some of these measures and may implement others impacting our business under its existing authority. CMS has also recently sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. In addition, in August 2018, CMS issued new guidance that recognizes that Medicare Advantage (MA) plans may use step therapy (i.e., requiring the use of less costly medications before more costly medications are approved for coverage) for Part B drugs (such as EYLEA), beginning January 1, 2019, as part of a patient-centered care coordination program. CMS will also consider rulemaking related to step therapy that might be appropriate for 2020 and future years. On October 25, 2018, President Trump announced that CMS was evaluating a pilot program that proposes to set the Medicare payment amount for Part B single-source drugs and biologics to more closely align with international drug prices (also referred to as reference pricing) and pay physicians and hospitals participating in such program a set drug add-on payment for administered drugs. CMS also issued an advance notice of proposed rulemaking that requested public comment on the pilot program, which is proposed to initially cover fifty percent of Medicare Part B spending on separately payable Part B drugs (such as EYLEA). Congress and the U.S. administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including based on the proposals and initiatives described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
EYLEA. The market for eye disease products is very competitive. For example, Novartis AG and Genentech/Roche are collaborating on the commercialization and further development of a vascular endothelial growth factor (VEGF) antibody fragment, Lucentis, for the treatment of various eye indications. Lucentis is approved in one or more jurisdictions for the treatment of wet

AMD, macular edema following RVO (including CRVO and BRVO), DME, diabetic retinopathy, and mCNV. In addition, we are aware of several companies developing biosimilar versions of EYLEA. For example, Momenta Pharmaceuticals, Inc. (in partnership with Mylan N.V.) is developing M710 (currently in a pivotal trial in patients with DME). Competitors are also exploring the development of a biosimilar version of Lucentis; in particular, Formycon AG (in collaboration with Bioeq GmbH) is developing FYB201 (a Phase 3 trial in patients with wet AMD has been completed), Samsung Bioepis Co., Ltd. is developing SB11 (currently in a Phase 3 trial in patients with wet AMD), and Pfenex Inc. is developing PF582 (a Phase 1b/2a trial in patients with wet AMD has been completed).
Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. Novartis is developing RTH258 (brolucizumab), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD and DME. Novartis announced in June 2017 that two Phase 3 studies of RTH258 met their primary endpoint of non-inferiority to EYLEA and has indicated that it is targeting approval in the United States in 2019. Allergan is developing abicipar pegol for wet AMD and related conditions and announced in April 2019 that it intends to submit abicipar pegol for FDA approval in wet AMD in the second quarter of 2019. Chengdu Kanghong Pharmaceutical Industry Group Co., Ltd. is conducting non-inferiority Phase 3 trials in the United States and Europe comparing conbercept, an anti-VEGF fusion protein, against EYLEA in wet AMD. Conbercept is approved in the wet AMD and myopic choroidal neovascularization indications in China. Genentech/Roche is developing a port delivery system implant for ranibizumab (currently in a Phase 3 study in patients with wet AMD). Kodiak Sciences Inc. is developing KSI-301, an anti-VEGF biologic therapy that is conjugated to a phosphorylcholine-based biopolymer to extend its half-life, for wet AMD, DME, and RVO. A Phase 1 study of KSI-301 in patients with DME met its primary safety and tolerability endpoint, and Kodiak has initiated a Phase 1b open label study in patients with wet AMD, DME, and RVO. In addition, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bispecific antibody, faricimab (RG7716), that targets both VEGF and Ang2 for wet AMD and DME (currently in Phase 3 non-inferiority studies comparing RG7716 against EYLEA in DME and wet AMD). Products that are being developed for use in combination with EYLEA and/or Lucentis may also pose a competitive threat. Opthea Limited is developing OPT-302, a VEGFR-3 large molecule trap in combination with Lucentis in a Phase 2 trial for wet AMD. Santen Pharmaceuticals Co. Ltd. (in partnership with TRACON Pharmaceuticals, Inc.) is developing DE-122, an anti-endoglin antibody in combination with Lucentis in a Phase 2 trial for wet AMD. Small-molecule tyrosine kinase inhibitors that have activity against VEGF may also compete against EYLEA, if approved for wet AMD and/or related conditions. Graybug Vision, Inc. is developing GB-102, an intravitreally administered depot formulation of the small molecule tyrosine kinase inhibitor, sunitinib, and indicated that it intends to initiate a Phase 2b trial in wet AMD in 2019. Ocular Therapeutix, Inc. is developing OTX-TKI, a bioresorbable hydrogel formulated with tyrosine kinase inhibitor particles in an injectable fiber, for wet AMD and initiated a Phase 1 trial in February 2018. PanOptica, Inc. is developing PAN-90806, a topically administered tyrosine kinase inhibitor currently in a Phase 1/2 trial for wet AMD. Competitors are also developing other eye-drop formulations, devices, oral therapies, and gene/cell therapies (such as REGENXBIO Inc.'s RGX-314) for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
Other competitive or potentially competitive products include Allergan plc's Ozurdex® (dexamethasone intravitreal implant) (approved by the FDA for the treatment of macular edema following RVO and for the treatment of DME) and Alimera Sciences Inc.'s Iluvien® (fluocinolone acetonide intravitreal implant) (approved by the FDA for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids.
In addition, ophthalmologists are using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with repackaged bevacizumab presents a significant competitive challenge for EYLEA in these indications. Bevacizumab is also being evaluated in eye diseases in clinical trials in certain countries. Amgen Inc. (in collaboration with Allergan) has obtained regulatory approval of a biosimilar version of Avastin in the United States and the EU, and other competitors are also developing a biosimilar version of Avastin. Off-label use of any such biosimilar in one or more of the eye indications for which EYLEA is approved may put further pressure on the commercialization of EYLEA. Additionally, Outlook Therapeutics, Inc. is enrolling patients in Phase 3 trials in wet AMD for ONS-5010, a proprietary ophthalmic formulation of bevacizumab. The potential FDA approval of an ophthalmic formulation of bevacizumab may also affect market dynamics for EYLEA in the United States.
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

Dupixent. The market for Dupixent's current and potential future indications is competitive. In atopic dermatitis, Pfizer Inc.'s Eucrisa® (crisaborole), a topical ointment, competes with Dupixent and there are several other topical agents in development. In addition, a number of companies are developing antibodies against IL-13 for the treatment of atopic dermatitis, including LEO Pharma A/S (in collaboration with AstraZeneca PLC) with tralokinumab (currently in several Phase 3 trials) and Dermira, Inc. (in collaboration with Genentech/Roche) with lebrikizumab (Phase 2b trial completed). Antibodies targeting OX40 are also in development for atopic dermatitis, with Glenmark Pharmaceuticals Ltd. and Kyowa Hakko Kirin Co., Ltd. conducting Phase 2 trials of their respective programs (GBR-830 and KHK4083). Galderma S.A. has completed a Phase 2b trial of nemolizumab, an antibody against IL-31R. XBiotech Inc. has completed a Phase 2 trial of bermekimab, an anti-IL-1alpha antibody. Novartis, in partnership with MorphoSys, AG, has a Phase 2 trial in atopic dermatitis underway for MOR-106, an anti-IL-17C antibody. Kiniksa Pharmaceuticals, Ltd. has completed Phase 1 trials in atopic dermatitis for KPL-716, an antibody against the oncostatin M receptor beta. Orally administered small molecules are also being developed for atopic dermatitis, and, if approved, may compete with Dupixent in atopic dermatitis and other potential future indications. Several companies are studying JAK inhibitors for atopic dermatitis, including AbbVie Inc.'s upadacitinib, Pfizer's abrocitinib (PF-04965842), Eli Lilly and Company's baricitinib (reported in February 2019 to have met the primary endpoints of two atopic dermatitis Phase 3 studies), and Asana BioSciences, LLC's ASN002.
In asthma and potential future indications, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor such as GlaxoSmithKline plc's Nucala® (mepolizumab), AstraZeneca's Fasenra® (benralizumab), and Teva's Cinqair® (reslizumab), all of which are approved for asthma in the United States and other jurisdictions. Novartis and Genentech/Roche's Xolair® (omalizumab) is also approved for asthma in multiple jurisdictions. Orally administered small molecule agents may also compete with Dupixent in asthma and potential future indications. For example, Novartis is developing fevipiprant, an oral prostaglandin D2 receptor 2 (CRTh2/DP2) antagonist, in multiple Phase 3 trials for asthma. Inhaled products may also compete with Dupixent in asthma and potential future indications, including Pieris Pharmaceuticals, Inc.'s PRS-060 (an anticalin being developed in partnership with AstraZeneca against IL-4R) and Novartis' CSJ117 (an antibody fragment against thymic stromal lymphopoietin).
There are several other potentially competitive products in development that may compete with Dupixent in both the atopic dermatitis and asthma indications, as well as potential future indications. For example, Amgen/AstraZeneca's tezepelumab, an antibody against thymic stromal lymphopoietin, or TSLP, is currently in Phase 3 development for asthma and Phase 2 trials in atopic dermatitis have been completed. Antibodies against the IL-33 ligand or the IL-33 receptor (ST2) may also be competitive with Dupixent across multiple indications. Phase 2 trials are ongoing in atopic dermatitis and asthma for etiokimab (ANB-020), an antibody against IL-33 developed by AnaptysBio, Inc. Genentech/Roche is developing RG6149, an anti-ST2 antibody, in Phase 2 trials for asthma and atopic dermatitis. GlaxoSmithKline plc (GSK) is developing GSK3772847, an anti-ST2 antibody, in a Phase 2 trial for asthma, and completed a Phase 1 trial that included atopic dermatitis patients.
Praluent. Amgen's Repatha has received regulatory approvals in jurisdictions including the U.S., the EU, and Japan, and has captured a significant market share in certain jurisdictions. Repatha also received regulatory approval for cardiovascular risk reduction before Praluent in certain jurisdictions, including the U.S. Other companies with development programs for injectables against PCSK9 include Alnylam Pharmaceuticals, Inc. (in collaboration with The Medicines Company), which has Phase 3 trials underway with inclisiran, an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. These include bempedoic acid, which is being developed by Esperion Therapeutics, Inc. (submitted for regulatory review in the U.S. and EU).
Kevzara. Genentech/Roche and Chugai Pharmaceutical Co., Ltd. are marketing an antibody against IL-6R (Actemra® (tocilizumab)) for the treatment of rheumatoid arthritis that competes with Kevzara. In addition, several other companies, including R-Pharm JSC and BIOCAD, have antibodies against IL-6 or IL-6R in clinical development for rheumatoid arthritis. Biosimilar versions of Actemra may also compete with Kevzara, such as Mycenax Biotech Inc.'s LuciNex (a Phase 1 trial has been completed). Further, oral, small-molecule JAK inhibitors such as Pfizer's Xeljanz® (tofacitinib), Eli Lilly's Olumiant® (baricitinib), Gilead Sciences, Inc.'s filgotinib, Astellas Pharma Inc.'s peficitinib, and AbbVie's upadacitinib pose a competitive threat for Kevzara.
Libtayo. There are several competitors that are marketing or developing antibodies against PD-1 and/or PDL-1, including Bristol-Myers Squibb Company's Opdivo® (nivolumab), Merck & Co., Inc.'s Keytruda® (pembrolizumab), Roche's Tecentriq® (atezolizumab), AstraZeneca's Imfinzi® (durvalumab), Merck KGaA/Pfizer's Bavencio® (avelumab), Novartis' spartalizumab (PDR001), Celgene Corporation/BeiGene Ltd.'s tislelizumab (BGB-A317), GSK's dostarlimab (TSR-042), Agenus Inc.'s AGEN2034, and Incyte Corporation's INCMGA0012.
Product Candidates
Our other late-stage and earlier-stage clinical candidates in development are all fully human antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and other late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.

We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in collaboration with Eli Lilly) is developing an antibody-based product candidate against NGF. Competitors to evinacumab include Ionis Pharmaceuticals, Inc./Akcea Therapeutics, Inc.'s AKCEA-ANGPTL3-LRx, a ligand conjugated antisense drug against ANGPTL3, and Arrowhead Pharmaceuticals, Inc.'s ARO-ANG3, an RNAi therapeutic against ANGPTL3. We are also aware of several companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications.
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
While we have established our own sales and marketing organization for EYLEA in the United States for its currently approved indications, we have no sales, marketing, commercial, or distribution capabilities for EYLEA outside the United States. Under the terms of our license and collaboration agreement with Bayer (which is terminable by Bayer at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination), we rely on Bayer (and, in Japan, Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate) for sales, marketing, and distribution of EYLEA in countries outside the United States.
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
We sell EYLEA and Libtayo in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the three months ended March 31, 2019, product sales to two customers accounted on a combined basis for 90% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA and Libtayo will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA and Libtayo to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.

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
We cannot sell or market products without regulatory approval. If we do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications of our marketed products (or are materially delayed in doing so), the value of our Company and our business, prospects, operating results, and financial condition may be materially harmed.
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
Dupixent is being studied in additional indications, including atopic dermatitis in pediatric patients, CRSwNP, and eosinophilic esophagitis. There is no guarantee that marketing approval of Dupixent in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, cold sores, oropharyngeal pain, and eosinophilia. These and other complications or side effects could harm further development and/or commercialization of Dupixent.
Libtayo is also being studied in additional indications, as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Programs in Clinical Development." There is no guarantee that marketing approval of Libtayo in any of these indications will be successfully obtained. The side effects previously reported for Libtayo include certain immune-mediated adverse reactions, such as pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions, as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea.
There also are risks inherent in subcutaneous injections (which are used for administering most of our antibody-based products and product candidates, including Dupixent, Praluent, and Kevzara), such as injection-site reactions (including redness, itching, swelling, pain, and tenderness) and other side effects. These and other complications or side effects could harm further development and/or commercialization of our antibody-based products and product candidates utilizing this method of administration, including Dupixent, Praluent, or Kevzara.

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
Many of our products (including Dupixent, Praluent, and Kevzara) are used and some of our products (including EYLEA) and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. The success of our product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications is not a well-established area, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply the devices; to conduct the studies required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 is the subject of opposition proceedings in the European Patent Office (EPO) (currently pending before its Boards of Appeal), as described in Note 11 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (USPTO), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
Although we do not believe that any of our products or our late-stage antibody-based product candidates infringe any valid claim in these patents or patent applications, these other parties could initiate lawsuits for patent infringement and assert that their patents are valid and cover our products or our late-stage antibody-based product candidates, similar to the patent infringement proceedings referred to above. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our products or product candidates infringe such patents.

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
Under the federal Patient Protection and Affordable Care Act (PPACA), there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-approved biological product. The PPACA provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened if, for example, the PPACA is amended.
A number of jurisdictions outside of the United States have also established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier versions of biological products. For example, the EU has had an established regulatory pathway for biosimilars since 2005.
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. As discussed under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to strong competition" above, there are several companies developing biosimilar versions of EYLEA. The loss of market exclusivity for a product (such as EYLEA) would likely materially and negatively affect revenues from product sales of that product and thus our financial results and condition.

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
Bulk drug materials are currently manufactured at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, as well as at our collaborators' facilities. We and our collaborators would be unable to manufacture these materials if the relevant facility were to cease production due to regulatory requirements or actions, business interruptions, labor shortages or disputes, contaminations, fire, natural disasters, acts of war or terrorism, or other problems.
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
In particular, our business activities outside of the United States are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or SEC, and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to expand internationally, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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
For example, in a referendum held in the United Kingdom, voters have approved an exit from the EU, commonly referred to as "Brexit." As a result of the referendum, the British government has been negotiating the terms of the United Kingdom's future relationship with the EU. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit (or the expectations that Brexit will occur) will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. We have large-scale manufacturing operations in Limerick, Ireland and have also established an office in the vicinity of London. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.
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

Our clinical trial programs and research collaborations outside the U.S. (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource) may implicate international data protection laws, including the European Union's General Data Protection Regulation (GDPR). The GDPR has created a range of new compliance obligations, including increased transparency requirements and new data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the new risk of substantial financial penalties for data breach or improper processing of personal data under the GDPR. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business and could create liability for us.
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
As a result of the amendment and restatement of our IO Discovery and Development Agreement with Sanofi (which forms part of our IO Collaboration), we fund and conduct on our own all research, development, manufacturing, and commercialization activities to support all of our immuno-oncology product candidates other than REGN4018 and REGN5458, unless we enter into arrangements with other parties. In addition, if Sanofi does not elect to co-develop REGN4018 or REGN5458 under our IO Collaboration, or opts out of their development under our IO Collaboration, we will be required to fund and conduct on our own all such efforts to support those product candidates, unless we enter into arrangements with other parties.

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
As of March 31, 2019, we had $1,708.5 million in cash and cash equivalents and $3,863.7 million in marketable securities (including $130.7 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 17, 2019, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 46.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 17, 2019. As of April 17, 2019, Sanofi beneficially owned 23,523,269 shares of our Common Stock, representing approximately 21.8% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time are subject to a "lock-up" and may not be sold until December 20, 2020 (other than with respect to an aggregate of up to 1,042,732 shares, as to which we have agreed to waive the lock-up during the term of the letter agreement with Sanofi described below under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management" and which currently remain available to be sold in accordance with the letter agreement). These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our Company. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market (including, in the case of Sanofi, as a result of the lock-up waiver referred to above), or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 17, 2019, holders of Class A Stock held 15.1% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 17, 2019:

•
our current executive officers and directors beneficially owned 9.6% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 17, 2019, and 20.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 17, 2019; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 46.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 17, 2019. In addition, these five shareholders plus our Chief Executive Officer held approximately 52.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 17, 2019.

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
Effective January 7, 2018, we and Sanofi and certain of Sanofi's direct and indirect subsidiaries entered into a letter agreement in connection with (a) the increase of the development budget amount for Libtayo set forth in the IO License and Collaboration Agreement and (b) the allocation of additional funds to certain proposed activities relating to the Dupilumab/REGN3500 Eligible Investments. Pursuant to the letter agreement, we have agreed, among other things, to grant a limited waiver of Sanofi's obligation to maintain the Highest Percentage Threshold during the term of the letter agreement in order to allow Sanofi to satisfy in whole or in part (a) its funding obligations with respect to the Libtayo development costs under the IO License and Collaboration Agreement for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to 800,000 shares of our Common Stock directly or indirectly owned by Sanofi (of which 477,641 currently remains available) and (b) its funding obligations with respect to the costs incurred by or on behalf of the parties to the Antibody License and Collaboration Agreement with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to 600,000 shares of our Common Stock directly or indirectly owned by Sanofi (of which 565,091 currently remains available). If Sanofi desires to sell shares of our Common Stock during the term of the letter agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. In addition, we and Sanofi have agreed that, upon termination of the letter agreement, the amended and restated investor agreement will be amended to define "Highest Percentage Threshold" as the lower of (i) 25% of our outstanding shares of Class A Stock and Common Stock (taken together) and (ii) the higher of (a) Sanofi's percentage ownership of Class A Stock and Common Stock (taken together) on such termination date and (b) the highest percentage ownership of our outstanding shares of Class A Stock and Common Stock (taken together) Sanofi attains following such termination date.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table reflects shares of Common Stock we elected to purchase from Sanofi during the first quarter of 2019 pursuant to the terms of the Letter Agreement relating to Sanofi's funding obligation in connection with (i) Libtayo development costs incurred under the IO License and Collaboration Agreement and (ii) certain activities relating to dupilumab and REGN3500 incurred under the LCA. See Part I, Item 2. "Liquidity and Capital Resources - Sanofi Funding of Certain Development Costs" for further information.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

3/1/2019–3/31/2019	131,115	$412.17	—	—
ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1
Amended and Restated Immuno-oncology Discovery and Development Agreement, executed on January 2, 2019 and effective as of December 31, 2018, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2018, filed February 7, 2019.)

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

REGENERON PHARMACEUTICALS, INC.

Date:	May 7, 2019	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)