Form 10-Q
period 2019-06-30
REGENERON PHARMACEUTICALS, INC.
filed 2019-08-06
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:	0-19034
REGENERON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Old Saw Mill River Road	Tarrytown,	New York	10591-6707
(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The number of shares outstanding of each of the registrant's classes of common stock as of July 22, 2019:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,848,970
Common Stock, $.001 par value	107,983,401

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,045.5	$1,467.7
Marketable securities	1,624.2	1,342.2
Accounts receivable - trade, net	1,920.2	1,723.7
Accounts receivable from Sanofi	252.0	226.4
Accounts receivable from Bayer	283.7	293.1
Inventories	1,317.2	1,151.2
Prepaid expenses and other current assets	208.2	243.3
Total current assets	6,651.0	6,447.6

Marketable securities	2,884.6	1,755.0
Property, plant, and equipment, net	2,676.6	2,575.8
Deferred tax assets	821.6	828.7
Other noncurrent assets	139.8	127.4
Total assets	$13,173.6	$11,734.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$244.0	$218.2
Accrued expenses and other current liabilities	876.7	772.1
Deferred revenue from Sanofi	424.3	246.7
Deferred revenue - other	168.1	205.8
Total current liabilities	1,713.1	1,442.8

Finance lease liabilities	711.3	708.5
Deferred revenue from Sanofi	544.2	279.3
Deferred revenue - other	181.2	184.9
Other noncurrent liabilities	267.9	361.7
Total liabilities	3,417.7	2,977.2

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,354 in 2019 and 2018	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 111,889,570 in 2019 and 111,084,951 in 2018	0.1	0.1
Additional paid-in capital	4,263.6	3,911.6
Retained earnings	5,918.2	5,254.3
Accumulated other comprehensive income (loss)	15.8	(12.3)
Treasury Stock, at cost; 4,018,269 shares in 2019 and 3,990,021 shares in 2018	(441.8)	(396.4)
Total stockholders' equity	9,755.9	8,757.3
Total liabilities and stockholders' equity	$13,173.6	$11,734.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statements of Operations
Revenues:
Net product sales	$1,205.3	$996.4	$2,309.7	$1,984.3
Sanofi collaboration revenue	349.1	237.8	595.5	427.2
Bayer collaboration revenue	289.0	262.9	565.2	510.8
Other revenue	90.3	110.9	175.1	197.2
	1,933.7	1,608.0	3,645.5	3,119.5

Expenses:
Research and development	1,048.3	529.3	1,690.1	1,027.9
Selling, general, and administrative	417.3	364.8	828.1	695.6
Cost of goods sold	67.0	36.0	137.9	105.2
Cost of collaboration and contract manufacturing	85.5	55.7	193.8	101.4
	1,618.1	985.8	2,849.9	1,930.1

Income from operations	315.6	622.2	795.6	1,189.4

Other income (expense):
Other (expense) income, net	(82.9)	40.8	(9.1)	65.4
Interest expense	(8.0)	(6.9)	(15.7)	(13.3)
	(90.9)	33.9	(24.8)	52.1

Income before income taxes	224.7	656.1	770.8	1,241.5

Income tax expense	(31.6)	(104.7)	(116.6)	(212.1)

Net income	$193.1	$551.4	$654.2	$1,029.4

Net income per share - basic	$1.77	$5.12	$6.00	$9.56
Net income per share - diluted	$1.68	$4.82	$5.69	$8.97

Weighted average shares outstanding - basic	109.2	107.8	109.1	107.7
Weighted average shares outstanding - diluted	114.6	114.5	115.0	114.7

Statements of Comprehensive Income
Net income	$193.1	$551.4	$654.2	$1,029.4
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities	14.4	3.4	30.5	(7.7)
Unrealized (loss) gain on cash flow hedges	(1.4)	0.6	(2.4)	2.0
Comprehensive income	$206.1	$555.4	$682.3	$1,023.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	1.9	—	111.1	$0.1	$3,911.6	$5,254.3	$(12.3)	(4.0)	$(396.4)	$8,757.3
Issuance of Common Stock in connection with exercise of stock options	—	—	0.6	—	140.9	—	—	—	—	140.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock in connection with employee tax obligations	—	—	—	—	(10.7)	—	—	—	—	(10.7)
Issuance/distribution of Common Stock in connection with Company 401(k) Savings Plan	—	—	—	—	4.3	—	—	0.1	6.2	10.5
Repurchases of Common Stock from Sanofi	—	—	—	—	—	—	—	(0.1)	(54.0)	(54.0)
Stock-based compensation charges	—	—	—	—	114.8	—	—	—	—	114.8
Adjustment upon adoption of new accounting standard	—	—	—	—	—	9.7	—	—	—	9.7
Net income	—	—	—	—	—	461.1	—	—	—	461.1
Other comprehensive gain, net of tax	—	—	—	—	—	—	15.1	—	—	15.1
Balance, March 31, 2019	1.9	—	111.7	0.1	4,160.9	5,725.1	2.8	(4.0)	(444.2)	9,444.7
Issuance of Common Stock in connection with exercise of stock options	—	—	0.3	—	13.9	—	—	—	—	13.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock in connection with employee tax obligations	—	—	(0.1)	—	(29.7)	—	—	—	—	(29.7)
Issuance/distribution of Common Stock in connection with Company 401(k) Savings Plan	—	—	—	—	9.3	—	—	—	2.4	11.7
Stock-based compensation charges	—	—	—	—	109.2	—	—	—	—	109.2
Net income	—	—	—	—	—	193.1	—	—	—	193.1
Other comprehensive gain, net of tax	—	—	—	—	—	—	13.0	—	—	13.0
Balance, June 30, 2019	1.9	—	111.9	$0.1	$4,263.6	$5,918.2	$15.8	(4.0)	$(441.8)	$9,755.9

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2017	1.9	—	109.5	$0.1	$3,512.9	$2,946.7	$0.6	(3.8)	$(316.2)	$6,144.1
Issuance of Common Stock in connection with exercise of stock options	—	—	0.1	—	13.6	—	—	—	—	13.6
Issuance of Common Stock in connection with Company 401(k) Savings Plan	—	—	0.1	—	(0.7)	—	—	—	—	(0.7)
Stock-based compensation charges	—	—	—	—	85.8	—	—	—	—	85.8
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	—	—	(136.9)	(6.6)	—	—	(143.5)
Net income	—	—	—	—	—	478.0	—	—	—	478.0
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9.7)	—	—	(9.7)
Balance, March 31, 2018	1.9	—	109.7	0.1	3,611.6	3,287.8	(15.7)	(3.8)	(316.2)	6,567.6
Issuance of Common Stock in connection with exercise of stock options	—	—	0.4	—	19.8	—	—	—	—	19.8
Common Stock tendered upon exercise of stock options and vesting of restricted stock in connection with employee tax obligations	—	—	(0.2)	—	(31.9)	—	—	—	—	(31.9)
Repurchases of Common Stock from Sanofi	—	—	—	—	—	—	—	(0.1)	(37.6)	(37.6)
Stock-based compensation charges	—	—	—	—	113.1	—	—	—	—	113.1
Net income	—	—	—	—	—	551.4	—	—	—	551.4
Other comprehensive gain, net of tax	—	—	—	—	—	—	4.1	—	—	4.1
Balance, June 30, 2018	1.9	—	109.9	$0.1	$3,712.6	$3,839.2	$(11.6)	(3.9)	$(353.8)	$7,186.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$654.2	$1,029.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.1	70.0
Non-cash compensation expense	213.7	189.2
Other non-cash items, net	110.7	(54.9)
Deferred taxes	(125.3)	(15.5)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(256.8)	(64.9)
Increase in inventories	(168.2)	(182.1)
Decrease in prepaid expenses and other assets	42.5	59.4
Increase (decrease) in deferred revenue	401.1	(84.2)
Increase in accounts payable, accrued expenses, and other liabilities	110.3	67.0
Total adjustments	431.1	(16.0)
Net cash provided by operating activities	1,085.3	1,013.4

Cash flows from investing activities:
Purchases of marketable and other securities	(2,189.1)	(1,181.2)
Sales or maturities of marketable securities	745.9	462.2
Capital expenditures	(168.9)	(191.4)
Net cash used in investing activities	(1,612.1)	(910.4)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	155.1	34.1
Payments in connection with Common Stock tendered for employee tax obligations	(40.5)	(31.9)
Repurchases of Common Stock	(10.0)	—
Net cash provided by financing activities	104.6	2.2

Net (decrease) increase in cash, cash equivalents, and restricted cash	(422.2)	105.2

Cash, cash equivalents, and restricted cash at beginning of period	1,480.2	825.2

Cash, cash equivalents, and restricted cash at end of period	$1,058.0	$930.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
1. Interim Financial Statements
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2018 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
2. Product Sales
Net product sales consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Product Sales in the United States	2019	2018	2019	2018
EYLEA®	$1,160.3	$992.0	$2,234.4	$1,976.0
Libtayo®	40.8	—	67.6	—
ARCALYST®	4.2	4.4	7.7	8.3
	$1,205.3	$996.4	$2,309.7	$1,984.3

The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the three and six months ended June 30, 2019 and 2018. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Besse Medical, a subsidiary of AmerisourceBergen Corporation	56%	56%	57%	55%
McKesson Corporation	34%	35%	32%	37%

The following table summarizes the provisions, and credits/payments, for sales-related deductions during the six months ended June 30, 2019 and 2018.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2018	$41.1	$42.0	$8.3	$91.4
Provisions	185.1	114.0	33.3	332.4
Credits/payments	(139.5)	(87.9)	(30.9)	(258.3)
Balance as of June 30, 2019	$86.7	$68.1	$10.7	$165.5

Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	97.7	102.1	19.9	219.7
Credits/payments	(91.1)	(98.5)	(24.4)	(214.0)
Balance as of June 30, 2018	$36.5	$37.7	$16.8	$91.0

3. Collaboration Agreements
a. Sanofi
The collaboration revenue we earned from Sanofi is detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
Sanofi Collaboration Revenue	2019	2018	2019	2018
Antibody:
Reimbursement of Regeneron research and development expenses	$81.8	$64.5	$156.3	$124.9
Reimbursement of Regeneron commercialization-related expenses	121.1	103.7	237.7	189.1
Regeneron's share of profits (losses) in connection with commercialization of antibodies	38.8	(68.8)	11.0	(143.7)
Other	36.5	31.7	49.4	49.0
Total Antibody	278.2	131.1	454.4	219.3
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	36.5	77.0	82.9	150.9
Reimbursement of Regeneron commercialization-related expenses	1.7	2.1	4.0	3.2
Other	32.7	27.6	54.2	53.8
Total Immuno-oncology	70.9	106.7	141.1	207.9
	$349.1	$237.8	$595.5	$427.2

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

Antibody
The Company is party to a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). Under the companies' Antibody License and Collaboration Agreement, following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. All other agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi. The Company recognized as research and development expense $10.3 million and $9.9 million during the three months ended June 30, 2019 and 2018, respectively, and during the six months ended June 30, 2019 and 2018, the Company recognized as research and development expense $19.6 million and $23.8 million, respectively, its share of antibody development expenses that Sanofi incurred related to Dupixent® (dupilumab), Praluent® (alirocumab), and Kevzara® (sarilumab).
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
Sanofi leads commercialization activities for products developed under the Antibody Collaboration, subject to the Company's right to co-promote such products. In addition to profit and loss sharing, the Company is entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling twelve-month basis. The amount of variable consideration related to our share of profits and losses, as well as sales milestones, is deemed to be constrained as of June 30, 2019, and therefore has not been included in the transaction price.
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	June 30,	December 31,
	2019	2018
Accounts receivable	$248.8	$138.2
Deferred revenue	$339.4	$236.1
Significant changes in deferred revenue balances are as follows:

Six Months Ended June 30, 2019
Increase due to shipments of commercial supplies to Sanofi	$172.8
Revenue recognized that was included in deferred revenue at the beginning of the period	$(75.1)

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
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States, while Sanofi leads commercialization activities outside of the United States and the parties equally share profits and losses from worldwide sales. As it relates to the IO Collaboration, "Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of costs by Sanofi in connection with the commercialization of Libtayo outside of the United States.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	June 30,	December 31,
	2019	2018
Accounts (payable) receivable	$(0.8)	$77.9
Deferred revenue	$629.1	$289.9
Significant changes in deferred revenue balances are as follows:

Six Months Ended June 30, 2019
Increase as a result of payment received from Sanofi	$415.9
Revenue recognized that was included in deferred revenue at the beginning of the period	$(55.3)
Revenue recognized that was added to deferred revenue during the period	$(25.0)

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

The aggregate amount of the transaction price under the IO Collaboration allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of June 30, 2019 was $1,251.1 million. This amount is expected to be recognized as revenue over the remaining period in which the Company is obligated to satisfy its performance obligation in connection with performing development activities.
b. Bayer
Revenue earned in connection with our Bayer EYLEA collaboration is as follows (note that the table excludes amounts in connection with our Bayer Ang2 antibody and PDGFR-beta antibody collaboration agreements, which were previously terminated):

	Three Months Ended June 30,		Six Months Ended June 30,
Bayer EYLEA Collaboration Revenue	2019	2018	2019	2018
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$269.0	$246.3	$518.3	$478.4
Reimbursement of Regeneron EYLEA development expenses	8.0	3.7	10.6	7.1
Other	12.0	12.7	36.3	24.6
	$289.0	$262.7	$565.2	$510.1

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
The Company recognized $61.1 million and $68.8 million of revenue for the three months ended June 30, 2019 and 2018, respectively, and $114.8 million and $127.4 million for the six months ended June 30, 2019 and 2018, respectively, in connection with the Teva Collaboration Agreement.
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	June 30,	December 31,
	2019	2018
Accounts receivable (recorded within Prepaid expenses and other current assets)	$36.7	$28.8
Deferred revenue	$149.1	$194.5
Significant changes in deferred revenue balances are as follows:

Six Months Ended June 30, 2019
Revenue recognized that was included in deferred revenue at the beginning of the period	$(45.9)

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

The aggregate amount of the transaction price under the Teva Collaboration Agreement allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of June 30, 2019 was $357.7 million. This amount is expected to be recognized as revenue over the remaining period in which the Company is obligated to satisfy its performance obligation in connection with performing development activities.
d. Alnylam
In April 2019, the Company and Alnylam Pharmaceuticals, Inc. entered into a global, strategic collaboration to discover, develop, and commercialize RNA interference (RNAi) therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. The collaboration is governed by a Master Collaboration Agreement (the "Master Agreement") (including the form of a License Agreement and a Co-Commercialization Collaboration Agreement). Under the terms of the Master Agreement, we made an up-front payment of $400.0 million to Alnylam, which was recorded in Research and development expense during the second quarter of 2019. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to $200.0 million in clinical proof-of-principle milestones for eye or CNS programs.
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
In connection with the collaboration, we and Alnylam also entered into a Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, we purchased shares of Alnylam common stock for aggregate cash consideration of $400.0 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income - basic and diluted	$193.1	$551.4	$654.2	$1,029.4

(Shares in millions)
Weighted average shares - basic	109.2	107.8	109.1	107.7
Effect of dilutive securities:
Stock options	5.4	6.7	5.9	7.0
Weighted average shares - diluted	114.6	114.5	115.0	114.7

Net income per share - basic	$1.77	$5.12	$6.00	$9.56
Net income per share - diluted	$1.68	$4.82	$5.69	$8.97

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2019	2018	2019	2018
Stock options	18.3	14.9	18.1	14.9
Restricted stock	0.4	0.1	—	0.1

5. Marketable Securities
Marketable securities as of June 30, 2019 and December 31, 2018 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of June 30, 2019	Cost Basis	Gains	Losses	Value
Corporate bonds	$3,774.2	$22.1	$(1.7)	$3,794.6
U.S. government and government agency obligations	119.4	0.2	(0.2)	119.4
Sovereign bonds	26.8	0.5	—	27.3
Commercial paper	99.6	0.1	—	99.7
Certificates of deposit	53.7	0.1	—	53.8
	$4,073.7	$23.0	$(1.9)	$4,094.8

As of December 31, 2018
Corporate bonds	$2,734.8	$1.0	$(17.4)	$2,718.4
U.S. government and government agency obligations	110.4	—	(1.0)	109.4
Sovereign bonds	7.6	—	—	7.6
Commercial paper	113.8	—	—	113.8
Certificates of deposit	60.0	—	—	60.0
	$3,026.6	$1.0	$(18.4)	$3,009.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of June 30, 2019 mature at various dates through June 2024. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	June 30, 2019	December 31, 2018
Maturities within one year	$1,624.2	$1,342.2
Maturities after one year through five years	2,470.6	1,667.0
	$4,094.8	$3,009.2

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

	Less than 12 Months		12 Months or Greater		Total
As of June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$312.8	$(0.2)	$564.7	$(1.5)	$877.5	$(1.7)
U.S. government and government agency obligations	—	—	76.4	(0.2)	76.4	(0.2)
	$312.8	$(0.2)	$641.1	$(1.7)	$953.9	$(1.9)

As of December 31, 2018
Corporate bonds	$1,482.6	$(6.1)	$801.6	$(11.3)	$2,284.2	$(17.4)
U.S. government and government agency obligations	—	—	99.1	(1.0)	99.1	(1.0)
	$1,482.6	$(6.1)	$900.7	$(12.3)	$2,383.3	$(18.4)

There were no realized losses on sales of marketable securities, and realized gains were not material, for the three and six months ended June 30, 2019 and 2018.
With respect to marketable securities, for the three and six months ended June 30, 2019 and 2018, amounts reclassified from Accumulated other comprehensive (loss) income into Other income (expense), net were related to realized gains on sales of debt securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale debt securities:
Corporate bonds	$3,794.6	—	$3,794.6
U.S. government and government agency obligations	119.4	—	119.4
Sovereign bonds	27.3	—	27.3
Commercial paper	99.7	—	99.7
Certificates of deposit	53.8	—	53.8
Equity securities (unrestricted)	67.0	$67.0	—
Equity securities (restricted)	347.0	62.2	284.8
	$4,508.8	$129.2	$4,379.6

As of December 31, 2018
Available-for-sale debt securities:
Corporate bonds	$2,718.4	—	$2,718.4
U.S. government and government agency obligations	109.4	—	109.4
Sovereign bonds	7.6	—	7.6
Commercial paper	113.8	—	113.8
Certificates of deposit	60.0	—	60.0
Equity securities (unrestricted)	43.6	$43.6	—
Equity securities (restricted)	44.4	—	44.4
	$3,097.2	$43.6	$3,053.6

Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities.
The Company held certain restricted equity securities as of June 30, 2019, including its investment in Alnylam (see Note 3), which are subject to transfer restrictions until 2023.
During the three and six months ended June 30, 2019, we recorded $116.9 million and $74.1 million, respectively, of net unrealized losses on equity securities in Other income (expense), net. During the three and six months ended June 30, 2018, we recorded $16.5 million and $25.9 million, respectively, of net unrealized gains on equity securities in Other income (expense), net.
As of June 30, 2019 and December 31, 2018, the Company had $45.5 million in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

7. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$229.7	$226.8
Work-in-process	663.1	571.1
Finished goods	34.1	24.4
Deferred costs	390.3	328.9
	$1,317.2	$1,151.2

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
Operating leases
Amounts recognized in our Condensed Consolidated Balance Sheets and Statements of Operations included in this report associated with operating leases were not material. Operating lease right-of-use assets are included within Other noncurrent assets, and lease liabilities are included in Accrued expenses and other current liabilities and Other noncurrent liabilities.
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
Prior to January 1, 2019, for certain of the premises under the Lease we were deemed, in substance, to be the owner of the buildings (collectively, the "Build-to-Suit Buildings"). Upon the adoption of ASC 842, the classification of the Build-to-Suit Buildings, for which the construction period had been completed, was reassessed and, consequently, they were derecognized and recognized as a finance lease. These premises, along with the other premises under the Lease, are classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably certain to be exercised.
The agreements governing the Lease financing contain financial and operating covenants, which are substantially similar to the covenants set forth in the Company's revolving credit facility. The Company was in compliance with all such covenants as of June 30, 2019.
Amounts recognized in the Condensed Consolidated Balance Sheet related to the Lease are included in the table below. Other than the Lease described above, we had no leases accounted for as finance leases as of June 30, 2019.

		June 30,
	Classification	2019
Finance lease assets	Property, plant, and equipment, net (a)	$667.3
Finance lease liabilities	Finance lease liabilities (noncurrent)	$711.3

(a) Finance lease assets are recorded net of accumulated amortization of $68.9 million as of June 30, 2019.

As of December 31, 2018, property, plant, and equipment, at cost, included $723.9 million of leased property under the Lease. Accumulated amortization related to these assets amounted to $61.7 million as of December 31, 2018.
Finance lease costs consist of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Amortization of right-of-use assets	$3.7	$7.2
Interest on lease liabilities	7.3	14.5
	$11.0	$21.7

Other information related to our finance lease includes the following:

June 30,
2019
Remaining lease term (in years)	2.67
Discount rate	3.14%

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

Supplemental information
The following is an analysis of lease liability maturities as of June 30, 2019:

	Operating Leases	Finance Leases
2019	$4.0	$12.0
2020	8.2	22.1
2021	5.8	21.8
2022	3.0	725.4
2023	2.6	—
2024	2.9	—
Thereafter	4.2	—
Total undiscounted lease payments	30.7	781.3
Imputed interest	(3.0)	(63.3)
Debt financing costs	—	(6.7)
Total lease liabilities	$27.7	$711.3

As of December 31, 2018, the estimated future minimum noncancelable lease commitments, excluding the purchase price we would be obligated to pay if we were to exercise our option to purchase the Facility, were as follows:

	Operating Leases	Capital and Facility Lease Obligations
2019	$10.4	$26.4
2020	3.8	28.4
2021	3.4	27.9
2022	2.2	7.0
2023	1.5	—
Thereafter	4.1	—
	$25.4	$89.7

9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 14.1% and 16.0% for the three months ended June 30, 2019 and 2018, respectively, and 15.1% and 17.1% for the six months ended June 30, 2019 and 2018, respectively. The Company's effective tax rate for the three and six months ended June 30, 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, stock-based compensation, federal tax credits for research activities, and, to a lesser extent, the foreign-derived intangible income deduction, partly offset by the taxation of certain global intangible low-taxed income and the non-deductible Branded Prescription Drug Fee.
The Company's effective tax rate for the three and six months ended June 30, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the tax benefit associated with stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, the foreign-derived intangible income deduction, and federal tax credits for research activities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

10. Statement of Cash Flows
As described in Note 6, included in our purchases of marketable securities during the six months ended June 30, 2019 is our purchase of Alnylam common stock.
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	June 30,	June 30,
	2019	2018
Cash and cash equivalents	$1,045.5	$917.9
Restricted cash included in Other noncurrent assets	12.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,058.0	$930.4

Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of June 30, 2019 and December 31, 2018 were $74.7 million and $54.5 million, respectively, of accrued capital expenditures. Included in accounts payable, accrued expenses, and other liabilities as of June 30, 2018 and December 31, 2017 were $38.4 million and $41.8 million, respectively, of accrued capital expenditures.
As described in Note 3, during the six months ended June 30, 2019, we purchased (by issuing a credit towards the amount owed by Sanofi) 106,972 shares of our Common Stock from Sanofi to satisfy Sanofi's funding obligation related to Libtayo development costs, and recorded the cost of the shares received, or $44.0 million, as Treasury Stock. During the six months ended June 30, 2018, we purchased (by issuing a credit towards the amount owed by Sanofi) 121,601 shares of our Common Stock from Sanofi, and recorded the cost of the shares received, or $37.6 million, as Treasury Stock.
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
On September 25, 2013, the Company commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting the '287 Patent and '163 Patent. Following a trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent, the court issued a final judgment on February 1, 2016, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. On appeal,

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

the Court of Appeal (Civil Division of England and Wales) reversed the English High Court's decision and held that the '287 Patent and '163 Patent are both valid and infringed by Kymab and subsequently issued a final order, which enjoins Kymab from infringing the '287 Patent and '163 Patent (subject to certain exceptions) and requires Kymab to destroy or deliver to a third party all products and antibodies and cells engineered to produce antibodies which infringe the '287 Patent and '163 Patent (subject to certain exceptions). Thereafter, the Supreme Court of the United Kingdom granted Kymab's application for permission to appeal the order made by the Court of Appeal with respect to an issue of validity of the '287 Patent and the '163 Patent and scheduled an oral hearing for February 11–12, 2020. The provisions of the final order of the Court of Appeal are stayed pending final determination of Kymab's appeal to the Supreme Court of the United Kingdom. The Company has also been awarded a portion of the legal fees incurred by it in connection with the proceedings in the English High Court and the Court of Appeal described above. On July 31, 2019, the Company filed an action in the English High Court for a calculation of damages relating to Kymab's infringement of the '287 Patent and the '163 Patent.
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
On March 18, 2019, Amgen filed a motion for a permanent injunction to prohibit the Company and the Sanofi defendants from Commercializing Praluent in the United States (a "Permanent Injunction"), and an oral hearing on this motion was held in June

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

2019. Previously, the Federal Circuit stayed and then vacated a Permanent Injunction granted by the District Court in connection with the First Trial.
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
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany (the "Düsseldorf Regional Court"), seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. On November 14, 2017, the Düsseldorf Regional Court issued a decision staying the infringement proceedings until a decision of the Opposition Division of the EPO concerning the pending opposition filed by the Company, Sanofi, and several other opponents against the '124 Patent (as discussed below). Following Amgen's request to reopen the proceedings in light of the issuance of the Preliminary Opinion (as defined below), the Düsseldorf Regional Court held an oral hearing on September 11, 2018 and ruled on December 10, 2018 that the infringement proceedings would be reopened. On July 11, 2019, the Düsseldorf Regional Court found that Praluent infringes the '124 Patent and granted an injunction prohibiting the Company and Sanofi's manufacture, sale, and marketing of Praluent in Germany (the "July 11 Decision"). On July 12, 2019, the Company and Sanofi appealed the July 11 Decision to the Higher Regional Court of Düsseldorf (the "Higher Regional Court"). An oral hearing on the merits of the appeal to the Higher Regional Court has been scheduled for April 2, 2020. On August 5, 2019, the Higher Regional Court denied the Company and Sanofi's request for a provisional stay of the July 11 Decision pending the appeal on the merits.
On July 12, 2018, Sanofi-Aventis Deutschland GmbH, Sanofi-Aventis Groupe S.A., and Sanofi Winthrop Industrie S.A. filed an action in the Federal Patents Court (the "FPC") in Munich, Germany, seeking a compulsory license from Amgen based on the '124 Patent for the continued commercializing of Praluent in Germany. This compulsory license action included a request for a provisional compulsory license. The FPC held an oral hearing on September 6, 2018 and denied Sanofi's request for the provisional compulsory license. On January 16, 2019, the Sanofi parties appealed the FPC's denial of the provisional compulsory license to the Federal Court of Justice (the "FCJ") of Germany. The FCJ held an oral hearing on June 4, 2019 on the appeal of the provisional compulsory license ruling and dismissed Sanofi's appeal. The compulsory license action remains pending.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

On May 19, 2017, Amgen filed a lawsuit for infringement of Amgen's Japanese Patent Nos. 5,906,333 (the "'333 Patent") and 5,705,288 (the "'288 Patent") in the Tokyo District Court Civil Division (the "Tokyo District Court") against Sanofi K.K. Amgen's complaint alleges that manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) infringe the '333 and '288 Patents. The complaint further seeks a permanent injunction, disposal of product, and court costs. The Company has not been named as a defendant in this litigation. On January 17, 2019, the Tokyo District Court upheld the validity of the '333 Patent and '288 Patent and ordered a permanent injunction against Sanofi K.K. to stop manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) and to dispose of all product. However, the Tokyo District Court stayed the enforcement of such injunction pending appeal to the Intellectual Property High Court of Japan (the "IPHC"). On January 30, 2019, Sanofi K.K. appealed the Tokyo District Court's decision in the infringement proceedings to the IPHC, and an oral hearing has been scheduled for October 30, 2019.
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
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the "Additional IPR Petitions"). On October 4, 2017, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. On February 15, 2018, the PTAB issued two decisions instituting the Company's and Sanofi's Additional IPR Petitions on all claims of the '487 Patent for which review had been requested. Oral hearings on the Additional IPR Petitions before the PTAB were held on November 14, 2018. On February 14, 2019, the PTAB issued final written decisions on the Additional IPR Petitions, invalidating all 17 claims of the '487 Patent as obvious based on one of the Additional IPR Petitions while declining to hold the challenged claims of the '487 Patent invalid based on the other. In April 2019, the parties filed notices of appeal with the Federal Circuit appealing the PTAB's respective adverse final written decisions on the Additional IPR Petitions.
On April 5, 2017, Immunex Corporation filed a lawsuit against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by the Company and the Sanofi parties. On June 28, 2017, the Company and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen (which was amended on October 31, 2017 to, among other things, add an inequitable conduct allegation), and Immunex and Amgen filed an answer to the counterclaims on July 28, 2017. A combined hearing on the construction of certain disputed claim terms of the '487 Patent and the Company and the Sanofi parties' motion for summary judgment on the issue of indefiniteness of the '487 Patent claims was held on July 12, 2018. On August 24, 2018, the court issued an order denying this motion and construed the disputed claim terms as proposed by Amgen. On February 28, 2019, the court granted a joint stipulation by the parties to stay the litigation pending resolution of the appeals of the PTAB's final written decisions on the Additional IPR Petitions discussed above.
On September 30, 2016, Sanofi initiated a revocation proceeding in the United Kingdom to invalidate the U.K. counterpart of European Patent No. 2,292,665 (the "'665 Patent"), another patent owned by Immunex relating to antibodies that bind the human interleukin-4 receptor. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending EPO opposition proceedings initiated by the Company and Sanofi in relation to the '665 Patent. The oral hearing before the EPO on the oppositions occurred on November 20, 2017, at which the claims of the '665 Patent were found invalid and the patent was revoked. A final written decision of revocation of the '665 Patent was issued by the EPO on January 4, 2018. Immunex filed a notice of appeal of the EPO's

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

decision on January 31, 2018. On September 20, 2017 and September 21, 2017, respectively, the Company and Sanofi initiated opposition proceedings in the EPO against Immunex's European Patent No. 2,990,420 (the "'420 Patent"), a divisional patent of the '665 Patent (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '665 Patent but contains claims to a different invention). The oral hearing before the EPO on the oppositions occurred on February 14–15, 2019, at which the '420 Patent was revoked in its entirety. Immunex filed a notice of appeal of the EPO's decision on May 31, 2019. The original patent term of the Immunex patents is set to expire in 2021.
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
On May 14, 2019, the Company filed an IPR in the USPTO seeking a declaration of invalidity of the '688 Patent.
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
12. Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our financial statements or internal controls; however, the ultimate impact will depend on the composition of the Company's portfolio of financial instruments as of the adoption date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Libtayo® (cemiplimab) Injection, fasinumab, and evinacumab; the likelihood and timing of achieving any of our anticipated clinical development milestones referenced in this report; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Dupixent, Praluent, Kevzara, Libtayo, fasinumab, and evinacumab; the extent to which the results from the research and development programs conducted by us or our collaborators may be replicated in other studies and lead to therapeutic applications; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA, Dupixent, Praluent, Kevzara, and Libtayo), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to our products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto, including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, and Praluent described further in Note 11 to our Condensed Consolidated Financial Statements included in this report, the ultimate outcome of any such proceedings, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, pain, infectious diseases, and rare diseases.
Selected financial information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues	$1,933.7	$1,608.0	$3,645.5	$3,119.5
Net income	$193.1	$551.4	$654.2	$1,029.4
Net income per share - diluted	$1.68	$4.82	$5.69	$8.97

We currently have seven products that have received marketing approval:

Product		Disease Area(1)	Territory
			U.S.	EU	Japan	ROW(6)
EYLEA (aflibercept) Injection(2)	-	Neovascular age-related macular degeneration (wet AMD)	✓	✓	✓	✓
	-	Diabetic macular edema (DME)	✓	✓	✓	✓
	-	Macular edema following retinal vein occlusion (RVO), which includes macular edema following central retinal vein occlusion (CRVO) and macular edema following branch retinal vein occlusion (BRVO)	✓	✓	✓	✓
	-	Myopic choroidal neovascularization (mCNV)		✓	✓	✓
	-	Diabetic retinopathy	✓
Dupixent (dupilumab) Injection(3)	-	Atopic dermatitis (in adults)	✓	✓	✓	✓
	-	Atopic dermatitis (in adolescents)	✓	✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Chronic rhinosinusitis with nasal polyposis (CRSwNP)	✓
Praluent (alirocumab) Injection(3)	-	LDL-lowering in heterozygous familial hypercholesterolemia (HeFH) or clinical atherosclerotic cardiovascular disease (ASCVD) (in adults)	✓	✓	✓	✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	-	Rheumatoid arthritis (RA) (in adults)	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(3)(4)	-	Metastatic or locally advanced cutaneous squamous cell carcinoma (CSCC)	✓	✓		✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use	-	Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(5)	-	Metastatic colorectal cancer (mCRC)	✓	✓	✓	✓

(1) Refer to label information in each territory for specific indication
(2) In collaboration with Bayer (outside the United States)
(3) In collaboration with Sanofi
(4) Marketed as Libtayo (cemiplimab-rwlc) Injection in the United States
(5) Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net sales of ZALTRAP

(6) Rest of world. Checkmark in this column indicates that the product has received marketing approval in at least one country outside of the United States, European Union (EU), or Japan

Marketed Products

Net Product Sales of Regeneron-Discovered Products(1)	Three Months Ended June 30,
(In millions)	2019			2018
	U.S.	ROW	Total	U.S.	ROW	Total
EYLEA(1)	$1,160.3	$715.3	$1,875.6	$992.0	$665.9	$1,657.9
Libtayo	40.8	—	40.8	—	—	—
ARCALYST	4.2	—	4.2	4.4	—	4.4
Net product sales recorded by Regeneron	$1,205.3			$996.4

Net product sales recorded by Sanofi(1):
Dupixent	$454.7	$102.6	$557.3	$180.9	$28.3	$209.2
Praluent	$26.5	$47.2	$73.7	$41.4	$32.1	$73.5
Kevzara	$34.2	$24.3	$58.5	$18.8	$5.3	$24.1
ZALTRAP	$1.3	$25.3	$26.6	$2.7	$25.7	$28.4

	Six Months Ended June 30,
	2019			2018
	U.S.	ROW	Total	U.S.	ROW	Total
EYLEA(1)	$2,234.4	$1,384.7	$3,619.1	$1,976.0	$1,289.9	$3,265.9
Libtayo	67.6	—	67.6	—	—	—
ARCALYST	7.7	—	7.7	8.3	—	8.3
Net product sales recorded by Regeneron	$2,309.7			$1,984.3

Net product sales recorded by Sanofi(1):
Dupixent	$757.7	$173.3	$931.0	$298.1	$42.5	$340.6
Praluent	$49.4	$88.2	$137.6	$73.2	$60.2	$133.4
Kevzara	$54.9	$37.3	$92.2	$28.2	$8.3	$36.5
ZALTRAP	$1.8	$49.3	$51.1	$5.1	$49.6	$54.7

(1) Bayer records net product sales of EYLEA outside the United States and Sanofi records global net product sales of Dupixent, Praluent, Kevzara, and ZALTRAP. Refer to "Overview" above and "Collaboration Agreements" below for further details.

Programs in Clinical Development
All 21 of our product candidates in clinical development, including the five U.S. Food and Drug Administration (FDA) approved products which we are investigating in additional indications, were discovered in our research laboratories and are summarized below. We used our VelocImmune® technology to generate each of the antibodies in the table below. There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development (including any post-approval studies), uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, and changes in the competitive landscape affecting a product candidate. Refer to Part II, Item 1A. "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs.

Clinical Program		Phase 1		Phase 2		Phase 3		Regulatory Review(i)
EYLEA					-	Non-proliferative diabetic retinopathy (NPDR) in patients without DME	-	Pre-filled syringe (U.S.)
Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit			-	Grass allergy	-	Atopic dermatitis in adolescents and pediatrics (6–11 years of age)(d)	-	Auto-injector for 300 mg dose (U.S. and EU)
			-	Peanut allergy
					-	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)	-	CRSwNP (EU and Japan)
					-	Asthma in pediatrics (6–11 years of age)
					-	Eosinophilic esophagitis (EOE) (Phase 2/3)(c)
					-	Chronic obstructive pulmonary disease (COPD)
Praluent (alirocumab)(a) Antibody to PCSK9					-	Homozygous familial hypercholesterolemia (HoFH)(c) in adults and pediatrics
					-	HeFH in pediatrics
Kevzara (sarilumab)(a) Antibody to IL-6R			-	Polyarticular-course juvenile idiopathic arthritis (pcJIA)	-	Polymyalgia rheumatica
					-	Giant cell arteritis
			-	Systemic juvenile idiopathic arthritis (sJIA)
Libtayo (cemiplimab)(a) Antibody to PD-1(h)	-	Solid tumors and advanced hematologic malignancies	-	Metastatic or locally advanced CSCC(d)	-	First-line non-small cell lung cancer (NSCLC)
			-	Basal cell carcinoma (BCC) (potentially pivotal study)	-	Second-line cervical cancer
					-	Adjuvant CSCC
Fasinumab(b)(f) (REGN475) Antibody to NGF					-	Osteoarthritis pain of the knee or hip(e)
Evinacumab(f) (REGN1500) Antibody to ANGPTL3			-	Refractory hypercholesterolemia (both HeFH and non-FH)	-	HoFH(c)(d)
			-	Severe hypertriglyceridemia
REGN1979 Bispecific antibody targeting CD20 and CD3	-	Certain B-cell malignancies(c)	-	Relapsed/refractory follicular lymphoma (FL)
Garetosmab(f) (REGN2477) Antibody to Activin A			-	Fibrodysplasia ossificans progressiva (FOP)(c)(e) (potentially pivotal study)

Clinical Program (continued)		Phase 1		Phase 2		Phase 3	Regulatory Review(i)
REGN3500(a) Antibody to IL-33. Studied as monotherapy and in combination with Dupixent.			-	Asthma
			-	COPD
			-	Atopic dermatitis
REGN1908-1909(f) Multi-antibody therapy to Feld1			-	Cat allergy
REGN-EB3(g) (REGN3470-3471-3479) Multi-antibody therapy to Ebola virus					-	Ebola virus infection (Phase 2/3)(c)(j)
Pozelimab(f) (REGN3918) Antibody to C5			-	Paroxysmal nocturnal hemoglobinuria (PNH)
REGN5069 Antibody to GFRα3			-	Osteoarthritis pain of the knee
REGN3048-3051(g) Multi-antibody therapy to Middle East Respiratory Syndrome (MERS) virus	-	MERS virus infection
REGN3767(f) Antibody to LAG-3	-	Solid tumors and advanced hematologic malignancies
REGN4461 Agonist antibody to leptin receptor (LEPR)	-	Lipodystrophy and obesity
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	-	Platinum-resistant ovarian cancer
REGN4659(f) Antibody to CTLA4	-	Advanced NSCLC
REGN5458(a) Bispecific antibody targeting BCMA and CD3	-	Multiple myeloma
REGN5713-5714-5715 Antibody to Betv1	-	Birch allergy

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

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2019 to date were, and select milestones for the next twelve months are, as follows:

Clinical Program		2019 Events to Date		Select 2019–2020 Milestones (next 12 months)
EYLEA	-	Approved by FDA for the treatment of diabetic retinopathy	-	FDA decision on sBLA for pre-filled syringe (target action date of August 12, 2019)
	-	Resubmitted sBLA for pre-filled syringe	-	Initiate a study of a high-dose formulation of aflibercept
			-	Initiate Phase 3 program in retinopathy of prematurity (ROP)
Dupixent (dupilumab; IL-4R Antibody)	-	Approved by FDA for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)	-	Submit sBLA and Marketing Authorization Application (MAA) for expanded atopic dermatitis indication in pediatric patients (6–11 years of age)
	-	Approved by European Commission (EC) for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)	-	EU and Japan decisions on applications for CRSwNP
			-	FDA decision on application for 300 mg auto-injector (target action date of March 20, 2020)
	-	Reported that the Phase 3 study in pediatric patients (6–11 years of age) with severe atopic dermatitis met its primary and secondary endpoints	-	Present results from Phase 2a trial in grass allergy at medical meeting
	-	Approved by EC for treatment of asthma in adults and adolescents
	-	Submitted regulatory applications in EU and Japan for CRSwNP
	-	Approved by FDA for CRSwNP
	-	Initiated Phase 3 study in COPD
	-	EC approved MAA for 200 mg auto-injector presentation
	-	FDA issued Complete Response Letter (CRL) regarding the sBLA for 200 mg auto-injector
	-	Submitted sBLA and MAA for 300 mg auto-injector
	-	Completed Phase 2a trial in grass allergy
Praluent (alirocumab; PCSK9 Antibody)	-	Approved by EC for a new indication to reduce cardiovascular risk in adults with established ASCVD	-	Report results from Phase 3 study in HoFH
	-	Approved by FDA for a new indication to reduce the risk of heart attack, stroke and unstable angina requiring hospitalization in adults with established CV disease
	-	Approved by FDA for the treatment of adults with primary hyperlipidemia (including HeFH) to reduce low-density lipoprotein cholesterol (LDL-C)
Libtayo (cemiplimab; PD-1 Antibody)	-	Conditionally approved by EC for treatment of advanced CSCC	-	Continue patient enrollment in NSCLC and various other studies
	-	Initiated Phase 3 adjuvant study in CSCC	-	Initiate Phase 2 neoadjuvant study in CSCC
			-	Report results from Phase 2 study in BCC

Clinical Program (continued)		2019 Events to Date		Select 2019–2020 Milestones (next 12 months)
Fasinumab (NGF Antibody)	-	Completed patient enrollment in Phase 3 efficacy studies and Phase 3 long-term safety study in osteoarthritis pain
Evinacumab (ANGPTL3 Antibody)			-	Report results from Phase 3 study in HoFH
REGN1979 (CD20 and CD3 Antibody)	-	Reported updated data from Phase 1 study in patients with relapsed or refractory B-cell non-Hodgkin lymphoma	-	Initiate potentially pivotal Phase 2 program in aggressive non-Hodgkin lymphoma
	-	Began recruiting patients in Phase 2 study in relapsed/refractory FL
Garetosmab (Activin A Antibody)			-	Report results from Phase 2 study in FOP
REGN3500 (IL-33 Antibody)	-	Reported that the Phase 2 study in asthma met its primary and key secondary endpoints	-	Initiate Phase 2b study in asthma
			-	Report results from Phase 2 study in COPD
REGN1908-1909 (Feld1 Antibody)	-	Initiated Phase 2 study in cat allergic asthmatics	-	Report results from Phase 2 study in cat allergic asthmatics
REGN-EB3 (Multi-antibody therapy to Ebola virus)	-	Included in randomized controlled trial run by World Health Organization
Pozelimab (C5 Antibody)	-	Initiated Phase 2 study in PNH
REGN5069 (GFRα3 Antibody)	-	Initiated Phase 2 study in osteoarthritis pain
REGN3048-3051 (Multiple-antibody therapy to MERS)			-	Complete Phase 1 study in healthy volunteers
REGN4461 (LEPR Agonist Antibody)			-	Initiate Phase 2 study in generalized lipodystrophy
REGN5458 (BCMA and CD3 Antibody)	-	Initiated Phase 1 study in multiple myeloma	-	Report interim results from Phase 1 study in multiple myeloma
REGN5713-5714-5715 (Betv1 Antibody)	-	Initiated Phase 1 study in birch allergy
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

In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable up-front payment to us in 2015. If Sanofi exercises its option to license rights to a BCMAxCD3 Program antibody or MUC16xCD3 Program antibody thereunder, it will co-develop these drug candidates with us through product approval under the terms of the IO License and Collaboration Agreement. Sanofi will fund development costs up front for a BCMAxCD3 Program antibody and we will reimburse half of the total development costs for such antibody from our share of future IO Collaboration profits to the extent they are sufficient for this purpose. In addition, we and Sanofi will share equally, on an ongoing basis, the development costs for a MUC16xCD3 Program antibody. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in profits and losses in connection with the commercialization of collaboration products. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that immuno-oncology drug candidate are being manufactured.
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
With regard to Libtayo, we lead commercialization activities in the United States, while Sanofi leads commercialization activities outside of the United States and the parties equally share profits from worldwide sales. Sanofi has exercised its option to co-promote Libtayo in the United States. We will be entitled to a milestone payment of $375.0 million in the event that global sales of certain licensed products targeting PD-1 (including Libtayo), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with any of such licensed products targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period.
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
Collaboration with Teva
Fasinumab. In 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016. We lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. As of June 30, 2019, we had earned an aggregate of $120.0 million of development milestones from Teva and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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

Collaboration with Alnylam
In April 2019, we and Alnylam Pharmaceuticals, Inc. entered into a global, strategic collaboration to discover, develop, and commercialize RNA interference (RNAi) therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system (CNS), in addition to a select number of targets expressed in the liver. The collaboration is governed by a Master Collaboration Agreement (the Master Agreement) (including the form of a License Agreement and a Co-Commercialization Collaboration Agreement). Under the terms of the Master Agreement, we made an up-front payment of $400.0 million to Alnylam. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to $200.0 million in clinical proof-of-principle milestones for eye or CNS programs.
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
In connection with the collaboration, we and Alnylam also entered into a Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, we purchased 4,444,445 shares of Alnylam common stock for aggregate cash consideration of $400.0 million.
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
Results of Operations
Three and Six Months Ended June 30, 2019 and 2018
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues	$1,933.7	$1,608.0	$3,645.5	$3,119.5
Operating expenses	(1,618.1)	(985.8)	(2,849.9)	(1,930.1)
Other income (expense), net	(90.9)	33.9	(24.8)	52.1
Income before income taxes	224.7	656.1	770.8	1,241.5
Income tax expense	(31.6)	(104.7)	(116.6)	(212.1)
Net income	$193.1	$551.4	$654.2	$1,029.4

Net income per share - diluted	$1.68	$4.82	$5.69	$8.97
Revenues

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(In millions)	2019	2018	(Decrease)	2019	2018	(Decrease)
Net product sales in the United States:
EYLEA	$1,160.3	$992.0	$168.3	$2,234.4	$1,976.0	$258.4
Libtayo	40.8	—	40.8	67.6	—	67.6
ARCALYST	4.2	4.4	(0.2)	7.7	8.3	(0.6)
Sanofi and Bayer collaboration revenue:
Sanofi	349.1	237.8	111.3	595.5	427.2	168.3
Bayer	289.0	262.9	26.1	565.2	510.8	54.4
Other revenue	90.3	110.9	(20.6)	175.1	197.2	(22.1)
Total revenues	$1,933.7	$1,608.0	$325.7	$3,645.5	$3,119.5	$526.0

Net Product Sales
Net product sales of EYLEA in the United States increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, due to higher sales volume, partly offset by an increase in sales-related deductions primarily due to higher rebates and discounts. There were no sales of Libtayo for the three and six months ended June 30, 2018 as the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced CSCC on September 28, 2018.
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2018	$41.1	$42.0	$8.3	$91.4
Provisions	78.6	52.8	16.1	147.5
Credits/payments	(60.8)	(47.9)	(0.4)	(109.1)
Balance as of March 31, 2019	58.9	46.9	24.0	129.8
Provisions	106.5	61.2	17.2	184.9
Credits/payments	(78.7)	(40.0)	(30.5)	(149.2)
Balance as of June 30, 2019	$86.7	$68.1	$10.7	$165.5

Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	48.5	51.7	11.2	111.4
Credits/payments	(30.7)	(42.0)	(14.7)	(87.4)
Balance as of March 31, 2018	47.7	43.8	17.8	109.3
Provisions	49.2	50.4	8.7	108.3
Credits/payments	(60.4)	(56.5)	(9.7)	(126.6)
Balance as of June 30, 2018	$36.5	$37.7	$16.8	$91.0

Sanofi Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Antibody:
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	$81.8	$64.5	$156.3	$124.9
Reimbursement of Regeneron commercialization-related expenses	121.1	103.7	237.7	189.1
Regeneron's share of profits (losses) in connection with commercialization of antibodies	38.8	(68.8)	11.0	(143.7)
Other	36.5	31.7	49.4	49.0
Total Antibody	278.2	131.1	454.4	219.3
Immuno-oncology:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	11.1	38.3	24.9	73.6
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	25.4	38.7	58.0	77.3
Reimbursement of Regeneron commercialization-related expenses	1.7	2.1	4.0	3.2
Other	32.7	27.6	54.2	53.8
Total Immuno-oncology	70.9	106.7	141.1	207.9
Total Sanofi collaboration revenue	$349.1	$237.8	$595.5	$427.2
Antibody
Reimbursement of Regeneron antibody commercialization-related expenses represents reimbursement of internal and external costs incurred by Regeneron in connection with commercializing Praluent, Kevzara, and Dupixent.
During the three and six months ended June 30, 2019 and 2018, we and Sanofi shared commercial expenses related to Dupixent, Praluent, and Kevzara in accordance with the companies' Antibody License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of combined profits/losses in connection with the companies commercializing Dupixent, Praluent, and Kevzara within Sanofi collaboration revenue. During the three and six months ended June 30, 2019, Sanofi collaboration revenues in connection with commercialization of antibodies were primarily impacted, compared to the same periods in 2018, by our share of higher net product sales of Dupixent, partly offset by an increase in the collaborations' Dupixent commercialization expenses. See "Marketed Products" section above for a summary of global net product sales recorded by Sanofi in connection with our Antibody License and Collaboration Agreement. Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary.
In the second quarter of 2019, a portion of our share of profits in connection with commercialization of antibodies was used to reimburse Sanofi for a portion of development expenses that had been previously funded by Sanofi; such amount was not material for the three months ended June 30, 2019. We are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs.
Other Sanofi antibody revenue in the table above primarily relates to reimbursement for the manufacturing of commercial supplies.
Immuno-Oncology
Sanofi's reimbursement of immuno-oncology research and development costs under our IO Discovery Agreement decreased in the second quarter and first half of 2019, compared to the same periods in 2018, due to the impact of the Amended IO Discovery Agreement (see "Collaboration Agreements - Collaborations with Sanofi" above). Reimbursement of Regeneron immuno-oncology commercialization-related expenses represents reimbursement of internal and external costs incurred by Regeneron in connection with commercializing Libtayo outside the United States. Other Sanofi immuno-oncology revenue primarily includes recognition of deferred revenue from up-front payments received in connection with the execution of the IO Collaboration agreements and the Amended IO Discovery Agreement, partly offset by our share of losses in connection with Sanofi's commercialization of Libtayo outside the United States.
Bayer Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$269.0	$246.3	$518.3	$478.4
Reimbursement of Regeneron development expenses	8.0	3.9	10.6	7.8
Other	12.0	12.7	36.3	24.6
Total Bayer collaboration revenue	$289.0	$262.9	$565.2	$510.8
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net product sales outside the United States	$715.3	$665.9	$1,384.7	$1,289.9
Regeneron's share of collaboration profit from sales outside the United States	$282.9	$259.4	$546.3	$504.5
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(13.9)	(13.1)	(28.0)	(26.1)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$269.0	$246.3	$518.3	$478.4
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
Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Teva collaboration revenue:
Reimbursement of Regeneron research and development expenses	$36.5	$34.3	$68.7	$73.4
Other	24.6	34.5	46.1	54.0
Total Teva collaboration revenue	61.1	68.8	114.8	127.4
Other revenue	29.2	42.1	60.3	69.8
Total other revenue	$90.3	$110.9	$175.1	$197.2
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

•	Recognition of revenue in connection with our agreements with BARDA related to REGN-EB3 for the treatment of Ebola virus infection.
Expenses

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(In millions, except headcount data)	2019	2018	(Decrease)	2019	2018	(Decrease)
Research and development	$1,048.3	$529.3	$519.0	$1,690.1	$1,027.9	$662.2
Selling, general, and administrative	417.3	364.8	52.5	828.1	695.6	132.5
Cost of goods sold	67.0	36.0	31.0	137.9	105.2	32.7
Cost of collaboration and contract manufacturing	85.5	55.7	29.8	193.8	101.4	92.4
Total operating expenses	$1,618.1	$985.8	$632.3	$2,849.9	$1,930.1	$919.8

Average headcount	7,649	6,739	910	7,549	6,570	979
Our average headcount in 2019 increased compared to 2018, principally in connection with expanding our manufacturing activities, increasing our research and development activities, and, to a lesser extent, the launching of Dupixent for asthma in the United States.
Operating expenses included a total of $105.8 million and $106.8 million in the second quarter of 2019 and 2018, respectively, and $213.7 million and $189.2 million in the first half of 2019 and 2018, respectively, of non-cash compensation expense related to employee stock options and restricted stock. In the first half of 2018, the change in our estimate of the number of stock options that were expected to be forfeited resulted in a higher reduction in the non-cash compensation expense compared to the first half of 2019.
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

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(In millions)	2019	2018*	(Decrease)	2019	2018*	(Decrease)
Direct research and development expenses:
Fasinumab	$59.6	$44.4	$15.2	$109.7	$99.1	$10.6
Libtayo (cemiplimab)	34.4	30.2	4.2	78.4	55.2	23.2
Dupixent (dupilumab)	19.6	31.1	(11.5)	45.3	56.9	(11.6)
Praluent (alirocumab)	11.3	12.8	(1.5)	21.5	29.6	(8.1)
Evinacumab	8.4	4.4	4.0	15.0	9.7	5.3
Up-front payments related to license and collaboration agreements	400.0	—	400.0	400.0	—	400.0
Other product candidates in clinical development and other research programs	82.3	43.0	39.3	171.3	85.4	85.9
Total direct research and development expenses	615.6	165.9	449.7	841.2	335.9	505.3
Indirect research and development expenses:
Payroll and benefits	171.8	150.9	20.9	338.7	281.0	57.7
Lab supplies and other research and development costs	33.8	22.3	11.5	61.4	45.9	15.5
Occupancy and other operating costs	75.2	63.4	11.8	147.2	122.2	25.0
Total indirect research and development expenses	280.8	236.6	44.2	547.3	449.1	98.2

Clinical manufacturing costs	151.9	126.8	25.1	301.6	242.9	58.7
Total research and development expenses	$1,048.3	$529.3	$519.0	$1,690.1	$1,027.9	$662.2

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Research and development expenses in the second quarter and first half of 2019 included a $400.0 million up-front payment to Alnylam (see "Collaboration Agreements - Collaboration with Alnylam" above). Research and development expenses included non-cash compensation expense of $59.3 million and $59.6 million in the second quarter of 2019 and 2018, respectively, and $118.0 million and $100.4 million in the first half of 2019 and 2018, respectively.
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Part II, Item 1A. "Risk Factors." There is also variability in the duration and costs necessary to develop a pharmaceutical product, potential opportunities and/or uncertainties related to future indications to be studied, and the estimated cost and scope of the projects. The lengthy process of seeking FDA and other applicable approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We are unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in the second quarter and first half of 2019, compared to the same periods in 2018, primarily due to higher headcount and headcount-related costs, an increase in commercialization-related expenses for Dupixent, and higher contributions to independent not-for-profit patient assistance organizations. Selling, general, and administrative expenses also included non-cash compensation expense of $37.7 million and $40.5 million in the second quarter of 2019 and 2018, respectively, and $81.5 million and $75.5 million in the first half of 2019 and 2018, respectively.

Cost of Goods Sold
In addition to costs in connection with producing commercial supplies for products that are sold by Regeneron in the United States (i.e., EYLEA, Libtayo, and ARCALYST) and royalties we are obligated to pay on such sales, cost of goods sold includes period costs for our Limerick manufacturing facility. The increase in cost of goods sold for the three and six months ended June 30, 2019, compared to the same periods in 2018, was primarily due to our commercialization of Libtayo in the United States, including royalties to third parties and our obligation to pay Sanofi its share of Libtayo gross profits.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing primarily includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer. The increase in cost of collaboration and contract manufacturing for the three and six months ended June 30, 2019, compared to the same periods in 2018, was primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent and higher expenses in connection with process validation at our Limerick manufacturing facility.
Other Income (Expense)
Other income (expense), net, decreased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to the recognition of unrealized losses on equity securities, partly offset by increased interest income earned on available-for-sale debt securities primarily due to higher average investment balances.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except effective tax rate)	2019	2018	2019	2018
Income tax expense	$31.6	$104.7	$116.6	$212.1
Effective tax rate	14.1%	16.0%	15.1%	17.1%
Our effective tax rate for the three and six months ended June 30, 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, stock-based compensation, federal tax credits for research activities, and, to a lesser extent, the foreign-derived intangible income deduction, partly offset by the taxation of certain global intangible low-taxed income and the non-deductible Branded Prescription Drug Fee. Our effective tax rate for the three and six months ended June 30, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the tax benefit associated with stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, the foreign-derived intangible income deduction, and federal tax credits for research activities.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,	December 31,	Increase
(In millions)	2019	2018	(Decrease)
Financial assets:
Cash and cash equivalents	$1,045.5	$1,467.7	$(422.2)
Marketable securities - current	1,624.2	1,342.2	282.0
Marketable securities - noncurrent	2,884.6	1,755.0	1,129.6
	$5,554.3	$4,564.9	$989.4

Working capital:
Current assets	$6,651.0	$6,447.6	$203.4
Current liabilities	1,713.1	1,442.8	270.3
	$4,937.9	$5,004.8	$(66.9)
As of June 30, 2019, we also had borrowing availability of $750.0 million under a revolving credit facility.

Sources and Uses of Cash for the Six Months Ended June 30, 2019 and 2018

	June 30,	June 30,	Increase
(In millions)	2019	2018	(Decrease)
Cash flows provided by operating activities	$1,085.3	$1,013.4	$71.9
Cash flows used in investing activities	$(1,612.1)	$(910.4)	$(701.7)
Cash flows provided by financing activities	$104.6	$2.2	$102.4
Cash Flows from Operating Activities
Our net income of $654.2 million for the first half of 2019 included an up-front payment of $400.0 million made to Alnylam in April 2019 pursuant to our collaboration agreement (as described in "Collaboration Agreements - Collaborations with Alnylam" above) and $74.1 million related to unrealized losses (net) on equity securities (included in other non-cash items). Deferred taxes as of June 30, 2019 increased by $125.3 million, compared to December 31, 2018, primarily due to the tax treatment of the up-front payment made to Alnylam and non-cash compensation expense. Deferred revenue increased in the first half of 2019 primarily due to the receipt of a $461.9 million payment from Sanofi in connection with the Amended IO Discovery Agreement (as described in "Collaboration Agreements - Collaborations with Sanofi," above).
Cash Flows from Investing Activities
In the first half of 2019, we purchased $400.0 million of Alnylam common stock in connection with entering into the collaboration agreement. Capital expenditures were $168.9 million and $191.4 million in the first half of 2019 and 2018, respectively. We expect to incur capital expenditures of $380 million to $420 million for the full year of 2019 primarily in connection with expanding a portion of our manufacturing facilities, including an investment in fill/finish facilities and equipment, and laboratory expansion and renovations at our Tarrytown, New York facilities.
Sanofi Funding of Certain Development Costs
As described above in "Collaboration Agreements - Collaborations with Sanofi," effective January 7, 2018, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 1,042,732 shares remain available to be sold as of June 30, 2019) of our Common Stock directly or indirectly owned by Sanofi. During the first half of 2019, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 106,972 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded $44.0 million related to the shares received as Treasury Stock during the first half of 2019. In addition, during the first half of 2019, Sanofi elected to sell, and we elected to purchase (in cash), 24,143 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $10.0 million, as Treasury Stock during the first half of 2019.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed February 7, 2019). Except as described in Note 1 and Note 8 to our Condensed Consolidated Financial Statements included in this report related to the adoption of Accounting Standards Codification (ASC) 842, Leases, there were no material changes to our critical accounting policies and use of estimates during the six months ended June 30, 2019.
Future Impact of Recently Issued Accounting Standards
See Note 12 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed February 7, 2019). There have been no material changes to our market risks or to our management of such risks as of June 30, 2019.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the six months ended June 30, 2019 and 2018, EYLEA net sales in the United States represented 61% and 63% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
If we or our collaborators are unable to continue to successfully commercialize our products, our business, prospects, operating results, and financial condition will be materially harmed.
We expect that the degree of commercial success of our marketed products (in particular, EYLEA, Dupixent, Praluent, Kevzara, and Libtayo) will continue to depend on many factors, including the following (as applicable):

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

•
the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so; and

•
the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including price reporting and other disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescribing practices and payer coverage.

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
In addition, in order for private insurance and governmental payers (such as Medicare and Medicaid in the United States) to reimburse the cost of our marketed products, we must maintain, among other things, our FDA registration and our National Drug Code, formulary approval by pharmacy benefits managers, and recognition by insurance companies and the Centers for Medicare & Medicaid Services (CMS). There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage, as discussed further below) of our current and future marketed products, which may have a material adverse effect on our business.
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria, such as step therapy (i.e., requiring the use of less costly medications before more costly medications are approved for coverage). Some states are also considering legislation that would control the prices and reimbursement of prescription drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our marketed products.
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration's budget proposal for fiscal year 2019 contained drug price control measures that have been subsequently rolled into the budget proposal for fiscal year 2020 and could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA), to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has been soliciting feedback on some of these measures and may implement others impacting our business under its existing authority. CMS has also recently sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. In addition, since January 1, 2019, CMS has allowed Medicare Advantage (MA) plans to use step therapy for Part B drugs (such as EYLEA).  On October 25, 2018, President Trump announced that CMS was evaluating a program that proposes to set the Medicare payment amount for Part B single-source drugs and biologics to more closely align with international drug prices (also referred to as reference or international price index (IPI) drug pricing) and pay physicians and hospitals participating in such program a set drug add-on payment for administered drugs. CMS also issued an advance notice of proposed rulemaking that requested public comment on the proposed program, which is contemplated to initially cover fifty percent of Medicare Part B spending on separately payable Part B drugs (such as EYLEA), with the IPI-based price for each such drug to be phased in over a period of five years; notice of proposed rulemaking on this program is currently under review by the Office of Management and Budget. In addition, in July 2019, President Trump indicated that his administration was considering an executive order to establish a "most favored nation" pricing plan. While the scope and details of this contemplated executive action (including whether and how its mechanism may differ from that of the proposed IPI drug pricing program discussed above) are not clear, this seems to signal that the U.S. administration will continue to seek new measures to constrain drug costs and Medicare payments for drugs. Similarly, various members of the current U.S. Congress have indicated that lowering drug prices continues to be a legislative priority. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including based on the proposals and initiatives described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
Marketed Products
There is substantial competition in the biotechnology and pharmaceutical industries from biotechnology, pharmaceutical, and chemical companies. Many of our competitors have substantially greater research, preclinical and clinical product development and manufacturing capabilities, as well as financial, marketing, and human resources, than we do. Our smaller competitors may also enhance their competitive position if they acquire or discover patentable inventions, form collaborative arrangements, or merge with larger pharmaceutical or biotechnology companies. There is significant actual and potential future competition for each of our marketed products.
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
Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, RVO, and diabetic retinopathy, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. Novartis is developing brolucizumab (RTH258), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A. Novartis announced in June 2017 that two Phase 3 studies of brolucizumab met their primary endpoint of non-inferiority to EYLEA and has indicated that it is targeting approval in wet AMD in the United States by year-end 2019. Allergan is developing abicipar pegol for wet AMD and related conditions and previously announced that two Phase 3 studies met their primary endpoint of non-inferiority to Lucentis. Chengdu Kanghong Pharmaceutical Industry Group Co., Ltd. is conducting non-inferiority Phase 3 trials in the United States and Europe comparing conbercept, an anti-VEGF fusion protein, against EYLEA in wet AMD. Conbercept is approved in the wet AMD and myopic choroidal neovascularization indications in China. Genentech/Roche is developing a port delivery system implant for ranibizumab (currently in a Phase 3 study in patients with wet AMD). Kodiak Sciences Inc. is developing KSI-301, an anti-VEGF biologic therapy that is conjugated to a phosphorylcholine-based biopolymer to extend its half-life, for wet AMD, DME, and RVO. A Phase 1 study of KSI-301 in patients with DME met its primary safety and tolerability endpoint, and Kodiak is conducting a Phase 1b open label study in patients with wet AMD, DME, and RVO. In addition, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bispecific antibody, faricimab (RG7716), that targets both VEGF and Ang2 for wet AMD and DME (currently in Phase 3 non-inferiority studies comparing faricimab against EYLEA in DME and wet AMD). Products that are being developed for use in combination with EYLEA and/or Lucentis may also pose a competitive threat. Opthea Limited is developing OPT-302, a VEGFR-3 large molecule trap in combination with Lucentis in a Phase 2 trial for wet AMD. Santen Pharmaceuticals Co. Ltd. (in partnership with TRACON Pharmaceuticals, Inc.) is developing DE-122, an anti-endoglin antibody in combination with Lucentis in a Phase 2 trial for wet AMD. Small-molecule tyrosine kinase inhibitors that have activity against VEGF may also compete against EYLEA, if approved for wet AMD and/or related conditions. Graybug Vision, Inc. is developing GB-102, an intravitreally administered depot formulation of the small molecule tyrosine kinase inhibitor, sunitinib, and indicated that it intends to initiate a Phase 2a trial in DME and a Phase 2b trial in wet AMD in the third quarter of 2019. Ocular Therapeutix, Inc. is developing OTX-TKI, a bioresorbable hydrogel formulated with tyrosine kinase inhibitor particles in an injectable fiber, for wet AMD and initiated a Phase 1 trial in February 2018. PanOptica, Inc. is developing PAN-90806, a topically administered tyrosine kinase inhibitor (Phase 1/2 trial for wet AMD completed). Competitors are also developing other eye-drop formulations, devices, oral therapies, and gene/cell therapies (such as REGENXBIO Inc.'s RGX-314) for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
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

Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, but there is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for its approved indications. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
Dupixent. The market for Dupixent's current and potential future indications is competitive. In atopic dermatitis, Pfizer Inc.'s Eucrisa® (crisaborole), a topical ointment, competes with Dupixent and there are several other topical agents in development. In addition, a number of companies are developing antibodies against IL-13 for the treatment of atopic dermatitis, including LEO Pharma A/S (in collaboration with AstraZeneca PLC) with tralokinumab (currently in several Phase 3 trials) and Dermira, Inc. (in collaboration with Genentech/Roche) with lebrikizumab (Phase 2b trial completed). Antibodies targeting OX40 are also in development for atopic dermatitis, with Glenmark Pharmaceuticals Ltd., Kyowa Hakko Kirin Co., Ltd., and Kymab Ltd conducting Phase 2 trials of their respective programs (GBR-830, KHK4083, and KY-1005). Galderma S.A. has initiated Phase 3 trials of nemolizumab, an antibody against IL-31R, in atopic dermatitis. XBiotech Inc. has completed a Phase 2 trial of bermekimab, an anti-IL-1alpha antibody. Novartis, in partnership with MorphoSys, AG, has a Phase 2 trial in atopic dermatitis underway for MOR-106, an anti-IL-17C antibody. Kiniksa Pharmaceuticals, Ltd. has completed Phase 1 trials in atopic dermatitis for KPL-716, an antibody against the oncostatin M receptor beta. Orally administered small molecules are also being developed for atopic dermatitis, and, if approved, may compete with Dupixent in atopic dermatitis and other potential future indications. Several companies are studying JAK inhibitors for atopic dermatitis, including AbbVie Inc.'s upadacitinib, Pfizer's abrocitinib (PF-04965842) (a Phase 3 study reported in May 2019 to have met the primary endpoints), Eli Lilly and Company's baricitinib (two atopic dermatitis Phase 3 studies reported in February 2019 to have met their respective primary endpoints), and Asana BioSciences, LLC's ASN002 (currently in Phase 2 development).
In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor such as GlaxoSmithKline plc's Nucala® (mepolizumab), AstraZeneca's Fasenra® (benralizumab), and Teva's Cinqair® (reslizumab), all of which are approved for asthma in the United States and other jurisdictions. Novartis and Genentech/Roche's Xolair® (omalizumab) is also approved for asthma in multiple jurisdictions. In CRSwNP, competitors to Dupixent may include, if approved, Xolair (two CRSwNP Phase 3 trials reported in June 2019 to have met their respective primary endpoints) as well as Nucala and Fasenra (each in Phase 3 development for CRSwNP). Orally administered small molecule agents may also compete with Dupixent in asthma and potential future indications. For example, Novartis is developing fevipiprant, an oral prostaglandin D2 receptor 2 (CRTh2/DP2) antagonist, in multiple Phase 3 trials for asthma. Inhaled products may also compete with Dupixent in asthma and potential future indications, including Pieris Pharmaceuticals, Inc.'s PRS-060 (an anticalin being developed in partnership with AstraZeneca against IL-4R) and Novartis' CSJ117 (an antibody fragment against thymic stromal lymphopoietin).
There are several other potentially competitive products in development that may compete with Dupixent in both the atopic dermatitis and asthma indications, as well as potential future indications. For example, Amgen/AstraZeneca's tezepelumab, an antibody against thymic stromal lymphopoietin, or TSLP, is currently in Phase 3 development for asthma and Phase 2 development for atopic dermatitis. Antibodies against the IL-33 ligand or the IL-33 receptor (ST2) may also be competitive with Dupixent across multiple indications. Phase 2 trials are ongoing in atopic dermatitis and asthma for etokimab (ANB-020), an antibody against IL-33 developed by AnaptysBio, Inc. Genentech/Roche is developing RG6149, an anti-ST2 antibody, in Phase 2 trials for asthma and atopic dermatitis. GlaxoSmithKline plc (GSK) is developing GSK3772847, an anti-ST2 antibody, in a Phase 2 trial for asthma, and completed a Phase 1 trial that included atopic dermatitis patients. Eli Lilly is developing LY3375880, an anti-IL-33 antibody, in a Phase 2 trial for atopic dermatitis.
Praluent. Amgen's Repatha, an antibody targeting PCSK9, has received regulatory approvals in jurisdictions including the U.S., the EU, and Japan, and has captured a significant market share in certain jurisdictions. Repatha also received regulatory approval for cardiovascular risk reduction before Praluent in certain jurisdictions, including the U.S. In addition, LIB Therapeutics LLC is conducting Phase 2 studies with LIB003, a recombinant fusion protein targeting PCSK9, in atherosclerotic cardiovascular disease. Other companies with development programs for injectables against PCSK9 include Alnylam Pharmaceuticals, Inc. (in collaboration with The Medicines Company), which has Phase 3 trials underway with inclisiran, an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. These include bempedoic acid, which is being developed by Esperion Therapeutics, Inc. (submitted for regulatory review in the U.S. and EU).

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
Libtayo. There are several competitors that are marketing or developing antibodies against PD-1 and/or PDL-1, including Bristol-Myers Squibb Company's Opdivo® (nivolumab), Merck & Co., Inc.'s Keytruda® (pembrolizumab), Roche's Tecentriq® (atezolizumab), AstraZeneca's Imfinzi® (durvalumab), Merck KGaA/Pfizer's Bavencio® (avelumab), Novartis' spartalizumab (PDR001), BeiGene Ltd.'s tislelizumab (BGB-A317), GSK's dostarlimab (TSR-042), Agenus Inc.'s AGEN2034, and Incyte Corporation's INCMGA0012.
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
In addition, while we have elected to co-promote Dupixent, Praluent, and Kevzara with Sanofi in the United States in accordance with the terms of our Antibody Collaboration, we continue to rely in part on Sanofi's sales and marketing organization in the United States for such products. Moreover, even though we lead commercialization efforts for Libtayo in the United States, Sanofi has exercised its option to co-promote Libtayo in the United States in accordance with the terms of our IO Collaboration. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of Dupixent, Praluent, Kevzara, or Libtayo (as applicable) may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent, Praluent, and Kevzara in the United States. For example, Sanofi records product sales for Dupixent, Praluent, and Kevzara in the United States, serves as the lead regulatory party for certain products and product candidates included in the Antibody Collaboration (e.g., is responsible for regulatory filings and negotiations relating to such products and product candidates) in the United States, and may lead negotiations with payers relating to such products and product candidates. We also rely on Sanofi for sales, marketing, and distribution of Dupixent, Praluent, Kevzara, and Libtayo in countries outside the United States.
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
We sell EYLEA and Libtayo in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the six months ended June 30, 2019, product sales to two customers accounted on a combined basis for

89% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA and Libtayo will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA and Libtayo to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
Dupixent is being studied in additional indications, as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Programs in Clinical Development." There is no guarantee that marketing approval of Dupixent in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, cold sores, oropharyngeal pain, and eosinophilia. These and other complications or side effects could harm further development and/or commercialization of Dupixent.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Our manufacturing facilities would be inadequate to produce the active pharmaceutical ingredients of (a) our current marketed products, including EYLEA, Dupixent, Praluent, Kevzara, and Libtayo, and (b) our antibody-based product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our late-stage antibody-based product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our collaborators, contract manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures and various regulatory approvals and permits. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, including EYLEA, Dupixent, Praluent, Kevzara, and Libtayo, and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
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
As part of the PPACA, the federal government requires that pharmaceutical manufacturers record any "transfers of value" made to U.S. prescribers and certain other healthcare providers and teaching hospitals. Information provided by companies is aggregated and posted annually on an "Open Payments" website, which is managed by CMS, the agency responsible for implementing these disclosure requirements. We continue to dedicate significant resources to comply with these requirements and need to be prepared to comply with additional reporting obligations outside of the United States that may apply in the future. The PPACA also includes various provisions designed to strengthen fraud-and-abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, several states have legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition. Additionally, access to such data by fraud-and-abuse investigators and industry critics may draw scrutiny to our collaborations with reported entities.
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
We face potential liability related to the privacy of health information and other personal information we obtain from clinical trials sponsored by us or our collaborators, from research institutions and our collaborators, and directly from individuals.
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
Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals' health and other personal information. Moreover, patients about whom we or our collaborators obtain health or other personal information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws both inside and outside the United States. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, in March 2017, we completed a $720.0 million lease financing for our existing corporate headquarters and other rentable area consisting of approximately 150 acres of predominately office buildings and laboratory space located in the towns of Mount Pleasant and Greenburgh, New York, which will become due and payable in full on the five-year anniversary of the closing date unless extended with the consent of all the participants and subject to certain other conditions. Our ability to refinance or to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our late-stage product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of our marketed products, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
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
As of June 30, 2019, we had $1,045.5 million in cash and cash equivalents and $4,508.8 million in marketable securities (including $414.0 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
The trading price of our Common Stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our Common Stock in the market. As discussed in greater detail under "Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings" below, a large percentage of our Common Stock is owned by a small number of our principal shareholders. As a result, the public float of our Common Stock (i.e., the portion of our Common Stock held by public investors, as opposed to the Common Stock held by our directors, officers, and principal shareholders) is low relative to many large public companies. As our Common Stock is less liquid than the stock of companies with broader public ownership, its trading price may fluctuate significantly more than the stock market as a whole. These factors may exacerbate the volatility in the trading price of our Common Stock and may negatively impact your ability to liquidate your investment in Regeneron at the time you wish at a price you consider satisfactory. Broad market fluctuations may also adversely affect the market price of our Common Stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation, which may harm our business, prospects, operating results, and financial condition.

Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2019, our five largest shareholders (including our largest shareholder Sanofi) plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 44.7% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2019. As of June 30, 2019, Sanofi beneficially owned 23,523,269 shares of our Common Stock, representing approximately 21.8% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time are subject to a "lock-up" and may not be sold until December 20, 2020 (other than with respect to an aggregate of up to 1,042,732 shares, as to which we have agreed to waive the lock-up during the term of the letter agreement with Sanofi described below under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management" and which currently remain available to be sold in accordance with the letter agreement). These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our Company. If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market (including, in the case of Sanofi, as a result of the lock-up waiver referred to above), or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2019, holders of Class A Stock held 15.1% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2019:

•
our current executive officers and directors beneficially owned 9.6% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2019, and 20.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2019; and

•
our five largest shareholders (including our largest shareholder Sanofi) plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 44.7% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2019. In addition, these five shareholders plus our Chief Executive Officer held approximately 50.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2019.

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
In addition, our Change in Control Severance Plan and the employment agreement with our Chief Executive Officer, each as amended and restated, provide for severance benefits in the event of termination as a result of a change in control of our Company. Also, equity awards issued under our Second Amended and Restated 2000 Long-Term Incentive Plan, our 2014 Long-Term Incentive Plan, and our Amended and Restated 2014 Long-Term Incentive Plan may become fully vested in connection with a "change in control" of our Company, as defined in the plans. Further, under the amended and restated investor agreement between us and Sanofi, we are required to appoint an individual agreed upon by us and Sanofi to our board of directors and to use our reasonable efforts to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains a specified equity interest in us. As described above under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management," a Sanofi designee currently serves on our board of directors. These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table reflects shares of Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under one of our long-term incentive plans in the second quarter of 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

6/1/2019–6/30/2019	30	$307.36	—	—

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1
Amended and Restated Participation Agreement, dated as of May 2, 2019, by and among Old Saw Mill Holdings LLC, as lessee; Bank of America, N.A., as administrative agent; BA Leasing BSC, LLC, as lessor; and the lenders party thereto from time to time. (Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc. (the "Registrant"), filed May 3, 2019.)

10.2
Amended and Restated Lease and Remedies Agreement, dated as of May 2, 2019, between Old Saw Mill Holdings LLC, as lessee, and BA Leasing BSC, LLC, as lessor. (Incorporated by reference from the Form 8-K for the Registrant, filed May 3, 2019.)

10.3
Amended and Restated Guaranty, dated as of May 2, 2019, made by the Registrant, Regeneron Healthcare Solutions, Inc., and Regeneron Genetics Center LLC, as guarantors. (Incorporated by reference from the Form 8-K for the Registrant, filed May 3, 2019.)

10.4*	Master Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc.
10.4.1*	Form of Co-Co Collaboration Agreement (Exhibit B to Master Agreement contained in Exhibit 10.4).
10.4.2*	Form of License Agreement (Exhibit C to Master Agreement contained in Exhibit 10.4).
10.5*	Investor Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc.
10.6	Stock Purchase Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______
*	Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 6, 2019	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)