Form 10-Q
period 2019-09-30
REGENERON PHARMACEUTICALS, INC.
filed 2019-11-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:	0-19034
REGENERON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Old Saw Mill River Road	Tarrytown,	New York	10591-6707
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The number of shares outstanding of each of the registrant's classes of common stock as of October 24, 2019:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,848,970
Common Stock, $.001 par value	107,946,794

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,384.8	$1,467.7
Marketable securities	1,493.1	1,342.2
Accounts receivable - trade, net	2,027.7	1,723.7
Accounts receivable from Sanofi	345.4	226.4
Accounts receivable from Bayer	286.9	293.1
Inventories	1,344.3	1,151.2
Prepaid expenses and other current assets	226.9	243.3
Total current assets	7,109.1	6,447.6

Marketable securities	3,112.6	1,755.0
Property, plant, and equipment, net	2,771.4	2,575.8
Deferred tax assets	808.3	828.7
Other noncurrent assets	137.9	127.4
Total assets	$13,939.3	$11,734.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$335.6	$218.2
Accrued expenses and other current liabilities	821.1	772.1
Deferred revenue from Sanofi	427.1	246.7
Deferred revenue - other	181.6	205.8
Total current liabilities	1,765.4	1,442.8

Finance lease liabilities	712.7	708.5
Deferred revenue from Sanofi	551.9	279.3
Deferred revenue - other	131.9	184.9
Other noncurrent liabilities	273.0	361.7
Total liabilities	3,434.9	2,977.2

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,848,970 in 2019 and 1,911,354 in 2018	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 112,039,746 in 2019 and 111,084,951 in 2018	0.1	0.1
Additional paid-in capital	4,388.4	3,911.6
Retained earnings	6,587.8	5,254.3
Accumulated other comprehensive income (loss)	16.5	(12.3)
Treasury Stock, at cost; 4,167,018 shares in 2019 and 3,990,021 shares in 2018	(488.4)	(396.4)
Total stockholders' equity	10,504.4	8,757.3
Total liabilities and stockholders' equity	$13,939.3	$11,734.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statements of Operations
Revenues:
Net product sales	$1,238.3	$1,025.5	$3,548.0	$3,009.8
Sanofi collaboration revenue	404.2	256.3	999.7	683.5
Bayer collaboration revenue	302.8	264.4	868.0	775.2
Other revenue	103.1	117.3	278.2	314.5
	2,048.4	1,663.5	5,693.9	4,783.0

Expenses:
Research and development	663.4	557.0	2,353.5	1,584.8
Selling, general, and administrative	419.9	369.2	1,248.0	1,064.9
Cost of goods sold	115.9	30.8	253.8	136.1
Cost of collaboration and contract manufacturing	110.7	79.6	304.5	180.9
	1,309.9	1,036.6	4,159.8	2,966.7

Income from operations	738.5	626.9	1,534.1	1,816.3

Other income (expense):
Other income (expense), net	37.8	16.4	28.7	81.8
Interest expense	(7.8)	(7.4)	(23.5)	(20.8)
	30.0	9.0	5.2	61.0

Income before income taxes	768.5	635.9	1,539.3	1,877.3

Income tax expense	(98.9)	(41.2)	(215.5)	(253.3)

Net income	$669.6	$594.7	$1,323.8	$1,624.0

Net income per share - basic	$6.12	$5.50	$12.12	$15.06
Net income per share - diluted	$5.86	$5.17	$11.54	$14.14

Weighted average shares outstanding - basic	109.4	108.0	109.2	107.8
Weighted average shares outstanding - diluted	114.2	115.1	114.7	114.8

Statements of Comprehensive Income
Net income	$669.6	$594.7	$1,323.8	$1,624.0
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities	1.0	0.7	31.5	(6.9)
Unrealized (loss) gain on cash flow hedges	(0.3)	0.3	(2.7)	2.4
Comprehensive income	$670.3	$595.7	$1,352.6	$1,619.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	1.9	—	111.1	$0.1	$3,911.6	$5,254.3	$(12.3)	(4.0)	$(396.4)	$8,757.3
Issuance of Common Stock in connection with exercise of stock options	—	—	0.6	—	140.9	—	—	—	—	140.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(10.7)	—	—	—	—	(10.7)
Issuance/distribution of Common Stock in connection with 401(k) Savings Plan	—	—	—	—	4.3	—	—	0.1	6.2	10.5
Repurchases of Common Stock from Sanofi	—	—	—	—	—	—	—	(0.1)	(54.0)	(54.0)
Stock-based compensation charges	—	—	—	—	114.8	—	—	—	—	114.8
Adjustment upon adoption of new accounting standard	—	—	—	—	—	9.7	—	—	—	9.7
Net income	—	—	—	—	—	461.1	—	—	—	461.1
Other comprehensive gain, net of tax	—	—	—	—	—	—	15.1	—	—	15.1
Balance, March 31, 2019	1.9	—	111.7	0.1	4,160.9	5,725.1	2.8	(4.0)	(444.2)	9,444.7
Issuance of Common Stock in connection with exercise of stock options	—	—	0.3	—	13.9	—	—	—	—	13.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(29.7)	—	—	—	—	(29.7)
Issuance/distribution of Common Stock in connection with 401(k) Savings Plan	—	—	—	—	9.3	—	—	—	2.4	11.7
Stock-based compensation charges	—	—	—	—	109.2	—	—	—	—	109.2
Net income	—	—	—	—	—	193.1	—	—	—	193.1
Other comprehensive gain, net of tax	—	—	—	—	—	—	13.0	—	—	13.0
Balance, June 30, 2019	1.9	—	111.9	0.1	4,263.6	5,918.2	15.8	(4.0)	(441.8)	9,755.9
Issuance of Common Stock in connection with exercise of stock options	—	—	0.1	—	8.3	—	—	—	—	8.3
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Issuance/distribution of Common Stock in connection with 401(k) Savings Plan	—	—	—	—	3.9	—	—	—	2.1	6.0
Repurchases of Common Stock from Sanofi	—	—	—	—	—	—	—	(0.2)	(48.7)	(48.7)
Conversion of Class A Stock to Common Stock	(0.1)	—	0.1	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	112.7	—	—	—	—	112.7
Net income	—	—	—	—	—	669.6	—	—	—	669.6
Other comprehensive gain, net of tax	—	—	—	—	—	—	0.7	—	—	0.7
Balance, September 30, 2019	1.8	—	112.1	$0.1	$4,388.4	$6,587.8	$16.5	(4.2)	$(488.4)	$10,504.4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2017	1.9	—	109.5	$0.1	$3,512.9	$2,946.7	$0.6	(3.8)	$(316.2)	$6,144.1
Issuance of Common Stock in connection with exercise of stock options	—	—	0.1	—	13.6	—	—	—	—	13.6
Issuance of Common Stock in connection with 401(k) Savings Plan	—	—	0.1	—	(0.7)	—	—	—	—	(0.7)
Stock-based compensation charges	—	—	—	—	85.8	—	—	—	—	85.8
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	—	—	(136.9)	(6.6)	—	—	(143.5)
Net income	—	—	—	—	—	477.9	—	—	—	477.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9.7)	—	—	(9.7)
Balance, March 31, 2018	1.9	—	109.7	0.1	3,611.6	3,287.7	(15.7)	(3.8)	(316.2)	6,567.5
Issuance of Common Stock in connection with exercise of stock options	—	—	0.4	—	19.8	—	—	—	—	19.8
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(31.9)	—	—	—	—	(31.9)
Repurchases of Common Stock from Sanofi	—	—	—	—	—	—	—	(0.1)	(37.6)	(37.6)
Stock-based compensation charges	—	—	—	—	113.1	—	—	—	—	113.1
Net income	—	—	—	—	—	551.4	—	—	—	551.4
Other comprehensive gain, net of tax	—	—	—	—	—	—	4.1	—	—	4.1
Balance, June 30, 2018	1.9	—	109.9	0.1	3,712.6	3,839.1	(11.6)	(3.9)	(353.8)	7,186.4
Issuance of Common Stock in connection with exercise of stock options	—	—	0.4	—	57.3	—	—	—	—	57.3
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(45.2)	—	—	—	—	(45.2)
Repurchases of Common Stock from Sanofi	—	—	—	—	—	—	—	(0.1)	(42.6)	(42.6)
Stock-based compensation charges	—	—	—	—	116.5	—	—	—	—	116.5
Net income	—	—	—	—	—	594.7	—	—	—	594.7
Other comprehensive gain, net of tax	—	—	—	—	—	—	1.1	—	—	1.1
Balance, September 30, 2018	1.9	—	110.3	$0.1	$3,841.2	$4,433.8	$(10.5)	(4.0)	$(396.4)	$7,868.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$1,323.8	$1,624.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156.0	105.4
Non-cash compensation expense	330.8	300.7
Other non-cash items, net	113.2	(82.7)
Deferred taxes	(110.0)	(33.5)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(460.9)	(228.6)
Increase in inventories	(227.2)	(281.6)
Decrease (increase) in prepaid expenses and other assets	21.2	(87.8)
Increase (decrease) in deferred revenue	375.8	(29.5)
Increase in accounts payable, accrued expenses, and other liabilities	119.9	179.9
Total adjustments	318.8	(157.7)
Net cash provided by operating activities	1,642.6	1,466.3

Cash flows from investing activities:
Purchases of marketable and other securities	(2,834.9)	(1,533.6)
Sales or maturities of marketable securities	1,306.4	644.1
Capital expenditures	(290.6)	(297.6)
Other	—	(10.0)
Net cash used in investing activities	(1,819.1)	(1,197.1)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	163.5	87.4
Payments in connection with Common Stock tendered for employee tax obligations	(40.5)	(77.1)
Repurchases of Common Stock	(29.4)	(4.4)
Net cash provided by financing activities	93.6	5.9

Net (decrease) increase in cash, cash equivalents, and restricted cash	(82.9)	275.1

Cash, cash equivalents, and restricted cash at beginning of period	1,480.2	825.2

Cash, cash equivalents, and restricted cash at end of period	$1,397.3	$1,100.3

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
2. Product Sales
Net product sales consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Product Sales in the United States	2019	2018	2019	2018
EYLEA®	$1,187.7	$1,021.8	$3,422.1	$2,997.8
Libtayo®	47.6	—	115.2	—
ARCALYST®	3.0	3.7	10.7	12.0
	$1,238.3	$1,025.5	$3,548.0	$3,009.8

The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the three and nine months ended September 30, 2019 and 2018. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Besse Medical, a subsidiary of AmerisourceBergen Corporation	57%	57%	57%	56%
McKesson Corporation	34%	36%	33%	37%

The following table summarizes the provisions, and credits/payments, for sales-related deductions during the nine months ended September 30, 2019 and 2018.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

	Rebates, Chargebacks, and Discounts	Distribution-Related Fees	Other Sales-Related Deductions	Total
Balance as of December 31, 2018	$41.1	$42.0	$8.3	$91.4
Provisions	301.0	177.3	46.0	524.3
Credits/payments	(265.8)	(172.5)	(40.7)	(479.0)
Balance as of September 30, 2019	$76.3	$46.8	$13.6	$136.7

Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	159.1	155.5	29.7	344.3
Credits/payments	(145.9)	(150.9)	(35.7)	(332.5)
Balance as of September 30, 2018	$43.1	$38.7	$15.3	$97.1

3. Collaboration Agreements
a. Sanofi
The collaboration revenue we earned from Sanofi is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Sanofi Collaboration Revenue	2019	2018	2019	2018
Antibody:
Reimbursement of Regeneron research and development expenses	$60.2	$76.2	$216.5	$201.0
Reimbursement of Regeneron commercialization-related expenses	111.6	103.7	349.3	292.8
Reimbursement for Regeneron's manufacturing of commercial supplies	78.5	40.3	133.3	94.4
Regeneron's share of profits (losses) in connection with commercialization of antibodies	94.2	(38.9)	105.2	(182.6)
Other	4.8	(7.2)	(0.6)	(12.3)
Total Antibody	349.3	174.1	803.7	393.3
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	38.0	74.8	120.9	225.7
Reimbursement of Regeneron commercialization-related expenses	3.0	3.2	7.0	6.5
Amounts recognized in connection with up-front payments received	18.5	7.9	73.8	65.2
Other	(4.6)	(3.7)	(5.7)	(7.2)
Total Immuno-oncology	54.9	82.2	196.0	290.2
	$404.2	$256.3	$999.7	$683.5

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

Antibody
The Company is party to a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). Under the companies' Antibody License and Collaboration Agreement, following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. All other agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi. The Company recognized as research and development expense $10.2 million and $13.4 million during the three months ended September 30, 2019 and 2018, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recognized as research and development expense $29.8 million and $37.2 million, respectively, its share of antibody development expenses that Sanofi incurred related to Dupixent® (dupilumab), Praluent® (alirocumab), and Kevzara® (sarilumab).
Effective January 7, 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and REGN3500 (collectively, the "Dupilumab/REGN3500 Eligible Investments"). Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement. During the three months ended September 30, 2019, Sanofi elected to sell, and we elected to purchase (in cash), 69,143 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $19.4 million, as Treasury Stock during the three months ended September 30, 2019.
Sanofi leads commercialization activities for products developed under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. In addition to profit and loss sharing, the Company is entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling twelve-month basis. The amount of variable consideration related to our share of profits and losses, as well as sales milestones, is deemed to be constrained as of September 30, 2019, and therefore has not been included in the transaction price.
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	September 30,	December 31,
	2019	2018
Accounts receivable	$332.5	$138.2
Deferred revenue	$377.0	$236.1
Significant changes in deferred revenue balances are as follows:

Nine Months Ended September 30, 2019
Increase due to shipments of commercial supplies to Sanofi	$294.3
Revenue recognized that was included in deferred revenue at the beginning of the period	$(159.0)

We recognize Sanofi antibody collaboration revenue in an amount equal to the amount we have the right to invoice and such amount corresponds directly with the value to Sanofi of our performance to date. Therefore, we do not disclose the value of the transaction price allocated to our remaining unsatisfied performance obligations.
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
Effective December 31, 2018, the Company and Sanofi entered into an Amended IO Discovery Agreement, which narrowed the scope of the existing discovery and development activities conducted by the Company ("IO Development Activities") under the

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

2015 IO Discovery Agreement to developing therapeutic bispecific antibodies targeting (i) BCMA and CD3 (the "BCMAxCD3 Program") and (ii) MUC16 and CD3 (the "MUC16xCD3 Program") through clinical proof-of-concept. The Amended IO Discovery Agreement provided for Sanofi’s payment of $461.9 million to the Company as consideration for (x) the termination of the 2015 IO Discovery Agreement, (y) the prepayment for certain IO Development Activities regarding the BCMAxCD3 Program and the MUC16xCD3 Program, and (z) the reimbursement of costs incurred by the Company under the 2015 IO Discovery Agreement during the fourth quarter of 2018.
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
Under the terms of the IO License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, agreed-upon development and commercialization expenses for Libtayo. Pursuant to the Letter Agreement, the Libtayo development budget was increased and the Company has agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Libtayo development and Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 869,828 currently remains available) of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. During the three months ended September 30, 2019, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 103,761 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded the cost of the shares received, or $29.2 million, as Treasury Stock during the three months ended September 30, 2019. Refer to the "Antibody" section above for a description of share transactions related to Dupilumab/REGN3500 Eligible Investments.
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States, while Sanofi leads commercialization activities outside of the United States and the parties equally share profits and losses from worldwide sales. As it relates to revenue earned in connection with the IO Collaboration, "Reimbursement of Regeneron commercialization-related expenses" represents reimbursement of costs by Sanofi in connection with the commercialization of Libtayo outside of the United States.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	September 30,	December 31,
	2019	2018
Accounts receivable	$8.2	$77.9
Deferred revenue	$602.0	$289.9
Significant changes in deferred revenue balances are as follows:

Nine Months Ended September 30, 2019
Increase as a result of payment received from Sanofi in connection with the Amended IO Discovery Agreement	$415.9
Revenue recognized that was included in deferred revenue at the beginning of the period	$(73.8)
Revenue recognized that was added to deferred revenue during the period	$(37.9)

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

The aggregate amount of the transaction price under the IO Collaboration allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of September 30, 2019 was $1,196.9 million. This amount is expected to be recognized as revenue over the remaining period in which the Company is obligated to satisfy its performance obligation in connection with performing development activities.
b. Bayer
Revenue earned in connection with our Bayer EYLEA collaboration is as follows (note that the table excludes amounts in connection with our Bayer Ang2 antibody and PDGFR-beta antibody collaboration agreements, which were previously terminated):

	Three Months Ended September 30,		Nine Months Ended September 30,
Bayer EYLEA Collaboration Revenue	2019	2018	2019	2018
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$275.0	$243.2	$793.3	$721.5
Reimbursement of Regeneron EYLEA development expenses	5.0	1.7	15.6	8.8
Other	22.8	20.7	59.1	45.4
	$302.8	$265.6	$868.0	$775.7

The Company is party to a license and collaboration agreement with Bayer for the global development and commercialization of EYLEA outside the United States. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, the Company is currently entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net product sales. In addition, the Company and Bayer share the funding of agreed-upon EYLEA development costs.
c. Teva
In 2016, the Company and Teva entered into a collaboration agreement (the "Teva Collaboration Agreement") to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation. In connection with the Teva Collaboration Agreement, Teva made a $250.0 million non-refundable up-front payment during 2016. The Company leads global development activities, and the parties share development costs equally, on an ongoing basis, under a global development plan. The Company is also responsible for the manufacture and supply of fasinumab globally.
The Company recognized $57.4 million and $69.1 million of revenue for the three months ended September 30, 2019 and 2018, respectively, and $172.2 million and $196.6 million for the nine months ended September 30, 2019 and 2018, respectively, in connection with the Teva Collaboration Agreement.
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	September 30,	December 31,
	2019	2018
Accounts receivable (recorded within Prepaid expenses and other current assets)	$36.0	$28.8
Deferred revenue	$127.8	$194.5
Significant changes in deferred revenue balances are as follows:

Nine Months Ended September 30, 2019
Revenue recognized that was included in deferred revenue at the beginning of the period	$(68.7)

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

The aggregate amount of the transaction price under the Teva Collaboration Agreement allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of September 30, 2019 was $300.6 million. This amount is expected to be recognized as revenue over the remaining period in which the Company is obligated to satisfy its performance obligation in connection with performing development activities.
d. Alnylam
In April 2019, the Company and Alnylam Pharmaceuticals, Inc. entered into a global, strategic collaboration to discover, develop, and commercialize RNA interference ("RNAi") therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. The collaboration is governed by a Master Collaboration Agreement (the "Master Agreement") (including the form of a License Agreement and a Co-Commercialization Collaboration Agreement). Under the terms of the Master Agreement, we made an up-front payment of $400.0 million to Alnylam, which was recorded in Research and development expense during the second quarter of 2019. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to $200.0 million in clinical proof-of-principle milestones for eye or CNS programs.
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
In August 2019, the parties entered into a Co-Commercialization Collaboration Agreement for a silencing RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination product consisting of such siRNA therapeutic and a fully human monoclonal antibody targeting C5 being developed by us, with us as the licensee. The C5 siRNA Co-Commercialization Collaboration Agreement is consistent with the financial terms contained in the form of the existing Co-Commercialization Collaboration Agreement with Alnylam and the parties will share in development expenses equally. The C5 siRNA License Agreement contains a flat low double-digit royalty payable to Alnylam on our potential future net sales of the combination product only subject to customary reductions, as well as up to $325.0 million in commercial milestones.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income - basic and diluted	$669.6	$594.7	$1,323.8	$1,624.0

(Shares in millions)
Weighted average shares - basic	109.4	108.0	109.2	107.8
Effect of dilutive securities:
Stock options	4.8	7.1	5.5	7.0
Weighted average shares - diluted	114.2	115.1	114.7	114.8

Net income per share - basic	$6.12	$5.50	$12.12	$15.06
Net income per share - diluted	$5.86	$5.17	$11.54	$14.14

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2019	2018	2019	2018
Stock options	18.3	14.4	18.2	14.8
Restricted stock	0.4	—	0.4	0.1

Share repurchase program
In November 2019, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. The share repurchase program permits the Company to effect repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. No shares have been repurchased under the program to date, and there can be no assurance as to the timing or number of shares of any repurchases in the future.
5. Marketable Securities
Marketable securities as of September 30, 2019 and December 31, 2018 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of September 30, 2019	Cost Basis	Gains	Losses	Value
Corporate bonds	$3,880.6	$27.0	$(0.6)	$3,907.0
U.S. government and government agency obligations	65.9	0.2	(0.1)	66.0
Sovereign bonds	26.9	0.5	—	27.4
Commercial paper	108.8	—	—	108.8
Certificates of deposit	66.7	0.1	—	66.8
	$4,148.9	$27.8	$(0.7)	$4,176.0

As of December 31, 2018
Corporate bonds	$2,734.8	$1.0	$(17.4)	$2,718.4
U.S. government and government agency obligations	110.4	—	(1.0)	109.4
Sovereign bonds	7.6	—	—	7.6
Commercial paper	113.8	—	—	113.8
Certificates of deposit	60.0	—	—	60.0
	$3,026.6	$1.0	$(18.4)	$3,009.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of September 30, 2019 mature at various dates through September 2024. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	September 30,	December 31,
	2019	2018
Maturities within one year	$1,493.1	$1,342.2
Maturities after one year through five years	2,682.9	1,667.0
	$4,176.0	$3,009.2

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

	Less than 12 Months		12 Months or Greater		Total
As of September 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$294.8	$(0.3)	$216.3	$(0.3)	$511.1	$(0.6)
U.S. government and government agency obligations	18.5	(0.1)	19.5	—	38.0	(0.1)
	$313.3	$(0.4)	$235.8	$(0.3)	$549.1	$(0.7)

As of December 31, 2018
Corporate bonds	$1,482.6	$(6.1)	$801.6	$(11.3)	$2,284.2	$(17.4)
U.S. government and government agency obligations	—	—	99.1	(1.0)	99.1	(1.0)
	$1,482.6	$(6.1)	$900.7	$(12.3)	$2,383.3	$(18.4)

There were no realized losses on sales of marketable securities, and realized gains were not material, for the three and nine months ended September 30, 2019. Realized gains and losses on sales of marketable securities were not material for the three and nine months ended September 30, 2018.
With respect to marketable securities, for the three and nine months ended September 30, 2019 and 2018, amounts reclassified from Accumulated other comprehensive income (loss) into Other income (expense), net were related to realized gains and losses on sales of available-for-sale debt securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale debt securities:
Corporate bonds	$3,907.0	—	$3,907.0
U.S. government and government agency obligations	66.0	—	66.0
Sovereign bonds	27.4	—	27.4
Commercial paper	108.8	—	108.8
Certificates of deposit	66.8	—	66.8
Equity securities (unrestricted)	46.9	$46.9	—
Equity securities (restricted)	382.8	49.3	333.5
	$4,605.7	$96.2	$4,509.5

As of December 31, 2018
Available-for-sale debt securities:
Corporate bonds	$2,718.4	—	$2,718.4
U.S. government and government agency obligations	109.4	—	109.4
Sovereign bonds	7.6	—	7.6
Commercial paper	113.8	—	113.8
Certificates of deposit	60.0	—	60.0
Equity securities (unrestricted)	43.6	$43.6	—
Equity securities (restricted)	44.4	—	44.4
	$3,097.2	$43.6	$3,053.6

Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities.
The Company held certain restricted equity securities as of September 30, 2019, including its investment in Alnylam (see Note 3), which are subject to transfer restrictions that expire at various dates through 2023.
During the three and nine months ended September 30, 2019, we recorded $15.7 million of net unrealized gains and $58.4 million of net unrealized losses, respectively, on equity securities in Other income (expense), net. During the three and nine months ended September 30, 2018, we recorded $4.9 million of net unrealized losses and $21.0 million of net unrealized gains, respectively, on equity securities in Other income (expense), net.
As of September 30, 2019 and December 31, 2018, the Company had $43.1 million and $45.5 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

7. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$229.0	$226.8
Work-in-process	633.5	571.1
Finished goods	49.4	24.4
Deferred costs	432.4	328.9
	$1,344.3	$1,151.2

Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. In these instances, the Company is reimbursed for its manufacturing costs as product is shipped to its collaborators; however, recognition of such cost reimbursements as revenue is deferred until the product is sold by the Company's collaborators to third-party customers.
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
The agreements governing the Lease financing contain financial and operating covenants. The Company was in compliance with all such covenants as of September 30, 2019.
Amounts recognized in the Condensed Consolidated Balance Sheet related to the Lease are included in the table below. Other than the Lease described above, we had no leases accounted for as finance leases as of September 30, 2019.

		September 30,
	Classification	2019
Finance lease right-of-use assets	Property, plant, and equipment, net (1)	$663.7
Finance lease liabilities	Finance lease liabilities (noncurrent)	$712.7

(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $72.5 million as of September 30, 2019.

As of December 31, 2018, property, plant, and equipment, at cost, included $723.9 million of leased property under the Lease. Accumulated amortization related to these assets amounted to $61.7 million as of December 31, 2018.
Finance lease costs consist of the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Amortization of right-of-use assets	$3.6	$10.8
Interest on lease liabilities	6.9	21.4
	$10.5	$32.2

Other information related to our finance lease includes the following:

September 30,
2019
Remaining lease term (in years)	2.42
Discount rate	2.89%

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

Supplemental information
The following is an analysis of lease liability maturities as of September 30, 2019:

	Operating Leases	Finance Leases
2019	$1.9	$5.7
2020	8.0	21.2
2021	6.6	20.1
2022	3.3	725.0
2023	2.0	—
2024	2.3	—
Thereafter	4.3	—
Total undiscounted lease payments	28.4	772.0
Imputed interest	(3.1)	(53.2)
Debt financing costs	—	(6.1)
Total lease liabilities	$25.3	$712.7

As of December 31, 2018, the estimated future minimum noncancelable lease commitments, excluding the purchase price we would be obligated to pay if we were to exercise our option to purchase the Facility, were as follows:

	Operating Leases	Capital and Facility Lease Obligations
2019	$10.4	$26.4
2020	3.8	28.4
2021	3.4	27.9
2022	2.2	7.0
2023	1.5	—
Thereafter	4.1	—
	$25.4	$89.7

9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 12.9% and 6.5% for the three months ended September 30, 2019 and 2018, respectively, and 14.0% and 13.5% for the nine months ended September 30, 2019 and 2018, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by federal tax credits for research activities, the foreign-derived intangible income deduction, and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, partly offset by the taxation of certain global intangible low-taxed income and the non-deductible Branded Prescription Drug Fee.
The Company's effective tax rate for the three and nine months ended September 30, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the tax benefit associated with tax planning in connection with the "Tax Cuts and Jobs Act," the federal tax credit for research activities, and, to a lesser extent, stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate.
10. Statement of Cash Flows
As described in Note 6, included in our purchases of marketable securities during the nine months ended September 30, 2019 is our purchase of Alnylam common stock.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	September 30,	September 30,
	2019	2018
Cash and cash equivalents	$1,384.8	$1,087.8
Restricted cash included in Other noncurrent assets	12.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,397.3	$1,100.3

Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of September 30, 2019 and December 31, 2018 were $100.5 million and $54.5 million, respectively, of accrued capital expenditures. Included in accounts payable, accrued expenses, and other liabilities as of September 30, 2018 and December 31, 2017 were $40.5 million and $41.8 million, respectively, of accrued capital expenditures.
As described in Note 3, during the nine months ended September 30, 2019, we purchased (by issuing a credit towards the amount owed by Sanofi) 210,733 shares of our Common Stock from Sanofi to satisfy Sanofi's funding obligation related to Libtayo development costs, and recorded the cost of the shares received, or $73.3 million, as Treasury Stock. During the nine months ended September 30, 2018, we purchased (by issuing a credit towards the amount owed by Sanofi) 215,387 shares of our Common Stock from Sanofi, and recorded the cost of the shares received, or $75.8 million, as Treasury Stock.
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
On July 8 and July 13, 2016, notices of opposition against the '163 Patent were filed in the European Patent Office (the "EPO") by Merus N.V. and Kymab and Novo Nordisk A/S, respectively. The notices assert, as applicable, lack of novelty, lack of inventive step, and insufficiency. Following an oral hearing before the Opposition Division of the EPO on February 5–7, 2018, the Opposition Division upheld the '163 Patent without amendments. Kymab, Merus, and Novo Nordisk each filed a notice of appeal of the Opposition Division's decision on February 9, 2018, May 25, 2018, and June 26, 2018, respectively. On January 7, 2019, Merus withdrew its appeal of the '163 Patent in the EPO in connection with the previously reported global settlement.
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
In the United States, Amgen has asserted claims of U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. The first jury trial in this litigation (the "First Trial") was held in the United States District Court for the District of Delaware (the "District Court") from March 8 to March 16, 2016. During the course of the First Trial, the District Court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen in the First Trial, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On October 5, 2017, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") reversed in part the District Court's decision and remanded for a new trial on the issues of written description and enablement. In addition, it affirmed the District Court's ruling that Amgen's patents were not obvious.
On January 3, 2019, the District Court held oral argument in the remanded proceedings on the Company and the Sanofi defendants' motion for judgment on the pleadings regarding Amgen's willful infringement claim. On January 18, 2019, the District Court entered an order (i) denying the Company and the Sanofi defendants' motion for summary judgment on validity, (ii) denying Amgen's motion for partial summary judgment on estoppel, and (iii) granting the Company and the Sanofi defendants' cross-motion for summary judgment on estoppel. On February 8, 2019, the District Court granted the Company and the Sanofi defendants' motion for judgment on the pleadings, thereby dismissing Amgen's claim of willful infringement. The second jury trial in this litigation (the "Second Trial") was held before the District Court in February 2019 to determine the validity of Amgen's asserted patent claims. On February 25, 2019, the jury returned a verdict in the Second Trial generally in favor of Amgen, finding that two claims of the '165 Patent and one claim of the '741 Patent were not invalid. The jury also found that two claims of the '165 Patent were invalid for lack of adequate written description while rejecting the lack of enablement challenges to those two claims. On August 28, 2019, the District Court ruled as a matter of law that Amgen's asserted patent claims are invalid based on lack of enablement. The District Court also conditionally denied the Company and the Sanofi defendants' motion for a new trial. On October 23, 2019, Amgen filed a notice of appeal of the District Court's decision with the Federal Circuit.
On March 18, 2019, Amgen filed a renewed motion for a permanent injunction to prohibit the Company and the Sanofi defendants from Commercializing Praluent in the United States (a "Permanent Injunction"), and an oral hearing on this motion was held in June 2019. Previously, the Federal Circuit stayed and then vacated a Permanent Injunction granted by the District Court in connection with the First Trial. On August 28, 2019, the District Court dismissed as moot Amgen's renewed motion for a Permanent Injunction.
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
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany (the "Düsseldorf Regional Court"), seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. On November 14, 2017, the Düsseldorf Regional Court issued a decision staying the infringement proceedings until a decision of the Opposition Division of the EPO concerning the pending opposition filed by the Company, Sanofi, and several other opponents against the '124 Patent (as discussed below). Following Amgen's request to reopen the proceedings in light of the issuance of the Preliminary Opinion (as defined below), the Düsseldorf Regional Court held an oral hearing on September 11, 2018 and ruled on December 10, 2018 that the infringement proceedings would be reopened. On July 11, 2019, the Düsseldorf Regional Court found that Praluent infringes the '124 Patent and granted an injunction prohibiting the Company and Sanofi's manufacture, sale, and marketing of Praluent in Germany (the "July 11 Decision"). On July 12, 2019, the Company and Sanofi appealed the July 11 Decision to the Higher Regional Court of Düsseldorf (the "Higher Regional Court"). An oral hearing on the merits of the appeal to the Higher Regional Court has been scheduled for April 2, 2020. On August 5, 2019 and October 31, 2019, the Higher Regional Court denied the Company and Sanofi's requests for a stay of preliminary enforcement of the July 11 Decision pending the appeal on the merits.
On July 12, 2018, Sanofi-Aventis Deutschland GmbH, Sanofi-Aventis Groupe S.A., and Sanofi Winthrop Industrie S.A. filed an action in the Federal Patents Court (the "FPC") in Munich, Germany, seeking a compulsory license from Amgen based on the '124 Patent for the continued commercializing of Praluent in Germany. This compulsory license action included a request for a provisional compulsory license. The FPC held an oral hearing on September 6, 2018 and denied the Sanofi parties' request for the provisional compulsory license. On January 16, 2019, the Sanofi parties appealed the FPC's denial of the provisional compulsory license to the Federal Court of Justice (the "FCJ") of Germany. The FCJ held an oral hearing on June 4, 2019 on the appeal of the provisional compulsory license ruling and dismissed the Sanofi parties' appeal. On September 16, 2019, the Sanofi parties filed a brief to withdraw the compulsory license action with the FPC.
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
The '124 Patent is also subject to opposition proceedings in the EPO seeking to invalidate certain of its claims, which were initiated by Sanofi on February 24, 2016 and, separately, by the Company, Sanofi, and several other opponents on November 24, 2016. On December 13, 2017, the Opposition Division of the EPO issued a preliminary, non-binding opinion (the "Preliminary Opinion") regarding the validity of the '124 Patent, indicating that it currently considers the claims of a new request filed by Amgen in response to the opposition to satisfy the requirements for patentability. An oral hearing on the oppositions against the '124 Patent was held on November 28–30, 2018, at which the Opposition Division upheld the validity of the '124 Patent's claims in amended form. The Company and Sanofi filed notices of appeal to the Technical Board of Appeal (the "TBA") of the EPO on November 30, 2018. An oral hearing before the TBA has been scheduled for March 24–25, 2020.
The Company has recorded an accrual for loss contingencies associated with the '124 Patent proceedings discussed above. The ultimate resolution of these proceedings is not expected to have a material impact on the Company’s financial statements.
On May 19, 2017, Amgen filed a lawsuit for infringement of Amgen's Japanese Patent Nos. 5,906,333 (the "'333 Patent") and 5,705,288 (the "'288 Patent") in the Tokyo District Court Civil Division (the "Tokyo District Court") against Sanofi K.K. Amgen's complaint alleges that manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) infringe the '333 and '288 Patents. The complaint further seeks a permanent injunction, disposal of product, and court costs. The Company has not been named as a defendant in this litigation. On January 17, 2019, the Tokyo District Court upheld the validity of the '333 Patent and '288 Patent and ordered a

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

permanent injunction against Sanofi K.K. to stop manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) and to dispose of all product. However, the Tokyo District Court stayed the enforcement of such injunction pending appeal to the Intellectual Property High Court of Japan (the "IPHC"). On January 30, 2019, Sanofi K.K. appealed the Tokyo District Court's decision in the infringement proceedings to the IPHC. Following an oral hearing on October 30, 2019, the IPHC affirmed the Tokyo District Court's decision in the infringement proceedings. The injunction will remain stayed pending appeal of the IPHC's decision to the Supreme Court of Japan.
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
Proceedings Relating to EYLEA (aflibercept) Injection and ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion
On March 19, 2018, Novartis Vaccines and Diagnostics, Inc., Novartis Pharma AG, and Grifols Worldwide Operations Limited (collectively, the "Novartis Parties") filed a lawsuit against the Company in the United States District Court for the Southern District of New York, seeking a judgment of patent infringement of U.S. Patent No. 5,688,688 (the "'688 Patent") by the Company's manufacture of aflibercept (the active ingredient used in both EYLEA and ZALTRAP); monetary damages (together with interest) for a limited period prior to the '688 Patent expiration; an order of willful infringement of the '688 Patent (dismissed on October 24, 2018); costs and expenses of the lawsuit; and attorneys' fees. The '688 Patent expired on November 18, 2014. The Novartis Parties are not seeking an injunction in these proceedings. On March 20, 2019, the court issued its Opinion and Order on Claim Construction (the "Claim Construction Order") in the '688 Patent infringement litigation. Pursuant to the Claim Construction Order, on April 1, 2019, the court approved a joint stipulation and entered a partial judgment of noninfringement of the '688 Patent of nine asserted claims. On August 14, 2019, the court issued a second Opinion and Order on Claim Construction concerning the one remaining asserted claim in this litigation. On September 5, 2019, the court entered a stipulated judgment of noninfringement and dismissed with prejudice all of the Novartis Parties' claims of the '688 Patent, finding that the manufacture, use, offer for sale, sale, or importation into the United States of aflibercept does not infringe the claims of the '688 Patent.
On May 14, 2019, the Company filed an IPR in the USPTO seeking a declaration of invalidity of the '688 Patent. On September 26, 2019, in connection with the dismissal of the '688 Patent infringement litigation discussed above, the Company and the Novartis Parties filed a joint motion to terminate the IPR petition, and the PTAB dismissed the IPR petition on October 1, 2019.
Department of Justice Investigations
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
In September 2019, the Company and Regeneron Healthcare Solutions, Inc., a wholly-owned subsidiary of the Company, each received a civil investigative demand ("CID") from the U.S. Department of Justice pursuant to the federal False Claims Act relating to remuneration paid to physicians in the form of consulting fees, advisory boards, speaker fees, and payment or reimbursement for travel and entertainment allegedly in violation of the federal Anti-Kickback Statute. The CIDs relate to EYLEA, Praluent, Dupixent, ZALTRAP, ARCALYST, and Kevzara and cover the period from January 2015 to the present. The Company is cooperating with this investigation.
12. Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the current other-than-temporary impairment model. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our financial statements or internal controls; however, the ultimate impact will depend on the composition of the Company's portfolio of financial instruments as of the adoption date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Libtayo® (cemiplimab) Injection, fasinumab, evinacumab, and REGN-EB3; the likelihood and timing of achieving any of our anticipated clinical development milestones referenced in this report; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Dupixent, Praluent, Kevzara, Libtayo, fasinumab, evinacumab, and REGN-EB3; the extent to which the results from the research and development programs conducted by us or our collaborators may be replicated in other studies and lead to therapeutic applications; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA, Dupixent, Praluent, Kevzara, and Libtayo), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to our products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to Dupixent and Praluent described further in Note 11 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and governmental investigations relating to the Company and/or its operations, the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, infectious diseases, pain, and rare diseases.
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
Selected financial information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues	$2,048.4	$1,663.5	$5,693.9	$4,783.0
Net income	$669.6	$594.7	$1,323.8	$1,624.0
Net income per share - diluted	$5.86	$5.17	$11.54	$14.14

Marketed Products
We currently have seven products that have received marketing approval:

Product		Disease Area(1)	Territory
			U.S.	EU	Japan	ROW(6)
EYLEA (aflibercept) Injection(2)	-	Neovascular age-related macular degeneration (wet AMD)	✓	✓	✓	✓
	-	Diabetic macular edema (DME)	✓	✓	✓	✓
	-	Macular edema following retinal vein occlusion (RVO), which includes macular edema following central retinal vein occlusion (CRVO) and macular edema following branch retinal vein occlusion (BRVO)	✓	✓	✓	✓
	-	Myopic choroidal neovascularization (mCNV)		✓	✓	✓
	-	Diabetic retinopathy	✓
Dupixent (dupilumab) Injection(3)	-	Atopic dermatitis (in adults)	✓	✓	✓	✓
	-	Atopic dermatitis (in adolescents)	✓	✓		✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Chronic rhinosinusitis with nasal polyposis (CRSwNP)	✓	✓
Praluent (alirocumab) Injection(3)	-	LDL-lowering in heterozygous familial hypercholesterolemia (HeFH) or clinical atherosclerotic cardiovascular disease (ASCVD) (in adults)	✓	✓	✓	✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	-	Rheumatoid arthritis (RA) (in adults)	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(3)(4)	-	Metastatic or locally advanced cutaneous squamous cell carcinoma (CSCC)	✓	✓		✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use	-	Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(5)	-	Metastatic colorectal cancer (mCRC)	✓	✓	✓	✓

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

Net Product Sales of Regeneron-Discovered Products(*)	Three Months Ended September 30,
(In millions)	2019			2018			% Change
	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA*	$1,187.7	$730.2	$1,917.9	$1,021.8	$654.6	$1,676.4	14%
Libtayo*	47.6	3.9	51.5	—	—	—	**
ARCALYST	3.0	—	3.0	3.7	—	3.7	(19%)
Net product sales recorded by Regeneron	$1,238.3			$1,025.5

Global net product sales recorded by Sanofi*:
Dupixent	$508.3	$124.8	$633.1	$219.6	$43.0	$262.6	141%
Praluent	$33.5	$36.2	$69.7	$48.4	$31.8	$80.2	(13%)
Kevzara	$36.5	$18.3	$54.8	$19.9	$5.0	$24.9	120%
ZALTRAP	$3.1	$25.3	$28.4	$1.5	$23.9	$25.4	12%

	Nine Months Ended September 30,
	2019			2018			% Change
	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA*	$3,422.1	$2,114.9	$5,537.0	$2,997.8	$1,944.5	$4,942.3	12%
Libtayo*	115.2	3.9	119.1	—	—	—	**
ARCALYST	10.7	—	10.7	12.0	—	12.0	(11%)
Net product sales recorded by Regeneron	$3,548.0			$3,009.8

Global net product sales recorded by Sanofi*:
Dupixent	$1,266.0	$298.1	$1,564.1	$517.7	$85.4	$603.1	159%
Praluent	$82.9	$124.4	$207.3	$121.5	$92.0	$213.5	(3%)
Kevzara	$91.4	$55.6	$147.0	$48.1	$13.3	$61.4	139%
ZALTRAP	$4.9	$74.6	$79.5	$6.6	$73.5	$80.1	(1%)

* Bayer records net product sales of EYLEA outside the U.S., and Sanofi records net product sales of Libtayo outside the U.S. and global net product sales of Dupixent, Praluent, Kevzara, and ZALTRAP. Refer to "Marketed Products" section above and "Collaboration Agreements" section below for further details.

** Percentage not meaningful
Programs in Clinical Development
All 24 of our product candidates in clinical development, including the five U.S. Food and Drug Administration (FDA) approved products which we are investigating in additional indications, were discovered in our research laboratories and are summarized in the table below. We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite® technology platforms. Our discovery platforms are designed to identify specific proteins of therapeutic interest for a particular disease or cell type and validate these targets through high-throughput production of genetically modified mice using our VelociGene® technology to understand the role of these proteins in normal physiology, as well as in models of disease. Our human antibody technology (VelocImmune®) and cell line expression technologies (VelociMab®) may then be utilized to discover and produce new product candidates directed against the disease target. Our antibody product candidates currently in clinical trials were developed using VelocImmune. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, manufacture, and commercialize new product candidates.
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development (including any post-approval studies), uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes to drug pricing and reimbursement regulations and requirements, and changes in the competitive landscape affecting a product candidate. Refer to Part II, Item 1A. "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs.

Clinical Program		Phase 1		Phase 2		Phase 3		Regulatory Review(i)
EYLEA			-	High-dose formulation in wet AMD	-	Retinopathy of prematurity (ROP)(c)
Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit			-	Grass allergy	-	Atopic dermatitis in pediatrics (6–11 years of age)(d)	-	Auto-injector for 300 mg dose (U.S., EU, and Japan)
			-	Peanut allergy
					-	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)	-	CRSwNP (Japan)
					-	Asthma in pediatrics (6–11 years of age)
					-	Eosinophilic esophagitis (EOE)(c)
					-	Chronic obstructive pulmonary disease (COPD)
Praluent (alirocumab)(a) Antibody to PCSK9					-	Homozygous familial hypercholesterolemia (HoFH)(c) in adults and pediatrics
					-	HeFH in pediatrics
Kevzara (sarilumab)(a) Antibody to IL-6R			-	Polyarticular-course juvenile idiopathic arthritis (pcJIA)	-	Polymyalgia rheumatica (PMR)
			-	Systemic juvenile idiopathic arthritis (sJIA)	-	Giant cell arteritis (GCA)
Libtayo (cemiplimab)(a)(h) Antibody to PD-1	-	Solid tumors and advanced hematologic malignancies	-	Basal cell carcinoma (BCC) (potentially pivotal study)	-	First-line non-small cell lung cancer (NSCLC)
			-	Metastatic or locally advanced CSCC(d)	-	Second-line cervical cancer(e)
					-	Adjuvant CSCC
Fasinumab(b)(f) (REGN475) Antibody to NGF					-	Osteoarthritis pain of the knee or hip(e)
Evinacumab(f) (REGN1500) Antibody to ANGPTL3			-	Refractory hypercholesterolemia (both HeFH and non-FH)	-	HoFH(c)(d)
			-	Severe hypertriglyceridemia
REGN1979 Bispecific antibody targeting CD20 and CD3	-	Certain B-cell malignancies(c) (on partial clinical hold pending FDA review of protocol amendment)	-	Relapsed/refractory follicular lymphoma (FL)
REGN-EB3(g) (REGN3470-3471-3479) Multi-antibody therapy to Ebola virus infection (Ebola)							-	Ebola (U.S.)(c)(d)(j)

Clinical Program (continued)		Phase 1		Phase 2	Phase 3	Regulatory Review(i)
Garetosmab(f) (REGN2477) Antibody to Activin A			-	Fibrodysplasia ossificans progressiva (FOP)(c)(e) (potentially pivotal study)
REGN3500(a) Antibody to IL-33. Studied as monotherapy and in combination with Dupixent.			-	Asthma
			-	COPD
			-	Atopic dermatitis
REGN1908-1909(f) Multi-antibody therapy to Feld1			-	Cat allergy
Pozelimab(f) (REGN3918) Antibody to C5			-	Paroxysmal nocturnal hemoglobinuria (PNH)(c)
REGN5069 Antibody to GFRα3			-	Osteoarthritis pain of the knee
REGN3048-3051(g) Multi-antibody therapy to Middle East Respiratory Syndrome (MERS) virus	-	MERS virus infection
REGN3767(f) Antibody to LAG-3	-	Solid tumors and advanced hematologic malignancies
REGN4461 Agonist antibody to leptin receptor (LEPR)	-	Lipodystrophy and obesity
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	-	Platinum-resistant ovarian cancer
REGN4659(f) Antibody to CTLA4	-	Advanced NSCLC
REGN5458(a) Bispecific antibody targeting BCMA and CD3	-	Multiple myeloma
REGN5459(a) Bispecific antibody targeting BCMA and CD3	-	Multiple myeloma
REGN5713-5714-5715 Antibody to Betv1	-	Birch allergy
REGN5678 Bispecific antibody targeting PSMA and CD28	-	Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	-	MET-altered advanced NSCLC

Note: For purposes of the table above, a program is classified in Phase 1, 2, or 3 clinical development after recruiting for the corresponding study or studies has commenced
(a) In collaboration with Sanofi
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

(h) Studied as monotherapy and in combination with other antibodies and treatments
(i) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(j) Included as part of the Extension Phase of a trial coordinated by World Health Organization
The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2019 to date were, and milestones for the next twelve months are, as follows:

Clinical Program		2019 Events to Date		2019–2020 Milestones (next 12 months)
EYLEA	-	Approved by FDA for the treatment of diabetic retinopathy	-	Initiate Phase 3 studies of a high-dose formulation of aflibercept in wet AMD and DME
	-	Approved by FDA for pre-filled syringe
	-	Initiated Phase 3 study in ROP
	-	Initiated Phase 2 study using a high-dose formulation of aflibercept in wet AMD
Dupixent (dupilumab; IL-4R Antibody)	-	Approved by FDA and European Commission (EC) for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)	-	Submit supplemental Biologics License Application (sBLA) and Marketing Authorization Application (MAA) for expanded atopic dermatitis indication in pediatric patients (6–11 years of age)
	-	Reported that Phase 3 study in pediatric patients (6–11 years of age) with severe atopic dermatitis met its primary and secondary endpoints	-	Japan decision on application for CRSwNP
			-	FDA decision (target action date of March 20, 2020) and final EU decision on applications for 300 mg auto-injector
	-	Approved by EC for treatment of asthma in adults and adolescents	-	Resubmit sBLA for 200 mg auto-injector
	-	Approved by FDA and EC for CRSwNP	-	Present results from Phase 2a trial in grass allergy at medical meeting
	-	Submitted regulatory application in Japan for CRSwNP	-	Initiate Phase 3 study in pediatric patients with EOE
	-	EMA's Committee for Medicinal Products for Human Use (CHMP) recommended approval for 300 mg auto-injector	-	Initiate Phase 3 studies in bullous pemphigoid, prurigo nodularis, chronic spontaneous urticaria, and additional type 2 inflammatory diseases
	-	Submitted sBLA for 300 mg auto-injector
	-	EU approval for 200 mg auto-injector
	-	FDA issued Complete Response Letter (CRL) regarding the sBLA for 200 mg auto-injector
	-	Initiated Phase 3 study in COPD
	-	Completed Phase 2a trial in grass allergy

Clinical Program (continued)		2019 Events to Date		Select 2019–2020 Milestones (next 12 months)
Praluent (alirocumab; PCSK9 Antibody)	-	Approved by EC for a new indication to reduce cardiovascular risk in adults with established ASCVD	-	Report results from Phase 3 study in HoFH
	-	Approved by FDA for a new indication to reduce the risk of heart attack, stroke and unstable angina requiring hospitalization in adults with established CV disease
	-	Approved by FDA for the treatment of adults with primary hyperlipidemia (including HeFH) to reduce low-density lipoprotein cholesterol (LDL-C)
Libtayo (cemiplimab; PD-1 Antibody)	-	Conditionally approved by EC for treatment of advanced CSCC	-	Continue patient enrollment in NSCLC and various other studies
	-	Initiated Phase 3 adjuvant study in CSCC	-	Report results from Phase 2 study in BCC
	-	An independent data monitoring committee conducted an interim analysis for overall survival in a Phase 3 NSCLC trial, and recommended the trial continue as planned	-	Initiate Phase 2 neoadjuvant study in CSCC
Fasinumab (NGF Antibody)	-	Completed patient enrollment in Phase 3 efficacy studies and Phase 3 long-term safety study in osteoarthritis pain	-	Report results from Phase 3 studies
Evinacumab (ANGPTL3 Antibody)	-	Reported positive top-line results from Phase 3 trial in HoFH	-	Submit BLA and MAA for HoFH
REGN1979 (CD20 and CD3 Antibody)	-	Reported updated data from Phase 1 study in patients with relapsed or refractory B-cell non-Hodgkin lymphoma	-	Initiate potentially pivotal Phase 2 program in aggressive non-Hodgkin lymphoma
	-	Began recruiting patients in Phase 2 study in relapsed/refractory FL
REGN-EB3 (Multi-antibody therapy to Ebola)	-	Included in randomized controlled trial coordinated by World Health Organization in the Democratic Republic of Congo (DRC)	-	Complete rolling BLA submission for Ebola
	-	Investigational trial in the DRC was stopped early based on data showing that REGN-EB3 was superior to ZMapp in preventing death
	-	FDA granted Breakthrough Therapy designation for the treatment of Ebola
	-	Commenced rolling BLA submission for Ebola
Garetosmab (Activin A Antibody)			-	Report results from Phase 2 study in FOP
REGN3500 (IL-33 Antibody)	-	Reported that the Phase 2 study in asthma met its primary and key secondary endpoints	-	Initiate Phase 2b study in asthma
			-	Report results from Phase 2 study in COPD
			-	Report results from Phase 2 study in atopic dermatitis
REGN1908-1909 (Feld1 Antibody)	-	Initiated Phase 2 study in cat allergic asthmatics	-	Report results from Phase 2 study in cat allergic asthmatics
Pozelimab (C5 Antibody)	-	Initiated Phase 2 study in PNH	-	Report interim results from Phase 2 study in PNH
REGN5069 (GFRα3 Antibody)	-	Initiated Phase 2 study in osteoarthritis pain

Clinical Program (continued)		2019 Events to Date		Select 2019–2020 Milestones (next 12 months)
REGN3048-3051 (Multiple-antibody therapy to MERS)			-	Complete Phase 1 study in healthy volunteers
REGN4461 (LEPR Agonist Antibody)			-	Initiate Phase 2 study in generalized lipodystrophy
REGN5458 (BCMA and CD3 Antibody)	-	Initiated Phase 1 study in multiple myeloma	-	Report interim results from Phase 1 study in multiple myeloma
REGN5459 (BCMA and CD3 Antibody)	-	Initiated Phase 1 study in multiple myeloma
REGN5713-5714-5715 (Betv1 Antibody)	-	Initiated Phase 1 study in birch allergy
REGN5678 (PSMA and CD28 Antibody)	-	Initiated Phase 1 study in prostate cancer
REGN5093 (MET Antibody)	-	Initiated Phase 1 study in MET-altered advanced NSCLC
General
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the continued success in commercializing EYLEA and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of EYLEA, Dupixent, Praluent, Kevzara, and Libtayo. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
Collaboration Agreements
Collaborations with Sanofi
Antibody
We are collaborating with Sanofi on the global development and commercialization of various antibodies and antibody product candidates (Dupixent, Praluent, Kevzara, and REGN3500) (the Antibody Collaboration). Under the terms of the Antibody License and Collaboration Agreement (LCA), following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. All other agreed-upon development costs incurred by both companies are funded 100% by Sanofi. We are obligated to reimburse Sanofi for 50% of worldwide development expenses that were fully funded by Sanofi and 30% of shared Phase 3 trial-related costs based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs.
Effective January 7, 2018, we and Sanofi entered into a letter agreement (Letter Agreement) amending the LCA in connection with, among other matters, the allocation of additional funds to certain proposed activities relating to dupilumab and REGN3500 (collectively, the Dupilumab/REGN3500 Eligible Investments). Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to an aggregate of 600,000 shares (of which 495,948 currently remains available) of our Common Stock directly or indirectly owned by Sanofi. Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We have exercised our option to co-commercialize Dupixent, Praluent, and Kevzara in the United States. We are not currently co-commercializing these antibodies outside the United States. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at

55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales of antibodies (subject to this agreement) outside the United States exceed $1.0 billion on a rolling twelve-month basis.
Immuno-Oncology
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
Pursuant to the Amended IO Discovery Agreement, we are primarily responsible for conducting the IO Development Activities (other than certain clinical trials that may be funded separately by Sanofi), including antibody development, preclinical activities, toxicology studies, manufacture of clinical supplies, filing of Investigational New Drug Applications (INDs), and clinical development through proof-of-concept. We are responsible for reimbursing Sanofi for half of the development costs they funded attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of profits from commercialized IO Collaboration products. As the scope of the IO Development Activities has been limited, the exclusivity obligations of the parties under the Amended IO Discovery Agreement have been narrowed.
With regard to the BCMAxCD3 Program and the MUC16xCD3 Program, when (i) clinical proof-of-concept is established, (ii) the applicable Program Costs Cap is reached, or (iii) in certain other limited circumstances, Sanofi will have the option to license rights to the product candidate and other antibodies targeting the same targets for, with regard to BCMAxCD3, immuno-oncology indications, and with regard to MUC16xCD3, all indications, pursuant to the IO License and Collaboration Agreement, as amended. If Sanofi does not exercise its option to license rights to a product candidate, we will retain the exclusive right to develop and commercialize such product candidate and Sanofi will receive a royalty on sales. Pursuant to the Amended IO Discovery Agreement, the parties agreed that (i) if Sanofi exercises its option with respect to a BCMAxCD3 Program antibody, Sanofi will lead the development and global commercialization of such BCMAxCD3 Program antibody; and (ii) if Sanofi exercises its option with respect to a MUC16xCD3 Program antibody, (x) we will lead the development of such MUC16xCD3 Program antibody and commercialization of such MUC16xCD3 Program antibody within the United States and (y) Sanofi will lead the commercialization of such MUC16xCD3 Program antibody outside of the United States.
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

In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable up-front payment to us in 2015. If Sanofi exercises its option to license rights to a BCMAxCD3 Program antibody or MUC16xCD3 Program antibody thereunder, it will co-develop these drug candidates with us through product approval under the terms of the IO License and Collaboration Agreement. Sanofi will fund development costs up front for a BCMAxCD3 Program antibody and we will reimburse half of the total development costs for such antibody from our share of future IO Collaboration profits to the extent they are sufficient for this purpose. In addition, we and Sanofi will share equally, on an ongoing basis, the development costs for a MUC16xCD3 Program antibody. Each party will have the right to co-commercialize licensed products in countries where it is not the lead commercialization party. The parties will share equally in profits and losses in connection with the commercialization of collaboration products. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that immuno-oncology drug candidate are being manufactured.
Under the terms of the IO License and Collaboration Agreement, the parties are also co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting PD-1. We have principal control over the development of Libtayo, and the parties share equally, on an ongoing basis, agreed-upon development and commercialization expenses for Libtayo. Under the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to Libtayo development costs for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to an aggregate of 800,000 shares (of which 373,880 currently remains available) of our Common Stock directly or indirectly owned by Sanofi.
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
With regard to Libtayo, we lead commercialization activities in the United States, while Sanofi leads commercialization activities outside of the United States and the parties equally share profits from worldwide sales. Sanofi has exercised its option to co-commercialize Libtayo in the United States. We will be entitled to a milestone payment of $375.0 million in the event that global sales of certain licensed products targeting PD-1 (including Libtayo), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with any of such licensed products targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period.
Collaboration with Bayer
EYLEA outside the United States
Since 2006, we and Bayer have been parties to a license and collaboration agreement for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer collaborate on, and share the costs of, the development of EYLEA. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, we are currently entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales.
We are obligated to reimburse Bayer for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits (including payments to us based on sales in Japan). The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the collaboration profits in the quarter unless we elect to reimburse Bayer at a faster rate.
Within the United States, we retain exclusive commercialization rights to EYLEA and are entitled to all profits from such sales.
Collaboration with Teva
Fasinumab
In 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016. We lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. As of September 30, 2019, we had earned an aggregate of $120.0 million of development milestones from Teva and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
For CNS programs and liver programs, as soon as a party is designated as a lead party, the other company has rights to opt-in to a Co-Commercialization Collaboration Agreement as a participating party. Under a Co-Commercialization Collaboration Agreement, the party designated as the lead party has operational responsibility and final decision-making authority on development and commercialization of the program and the parties will split profits and share costs equally, subject to certain co-funding opt-outs at specified clinical trial phases or under other conditions. If a party exercises its co-funding opt-out right, the lead party will be required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the co-funding opt-out right, subject to customary reductions. If the non-lead party does not initially opt-in to a Co-Commercialization Collaboration Agreement, the lead party has the right to take the program forward under a License Agreement structure.
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
In August 2019, the parties entered into a Co-Commercialization Collaboration Agreement for a silencing RNA (siRNA) therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination product consisting of such siRNA therapeutic and a fully human monoclonal antibody targeting C5 being developed by us, with us as the licensee. The C5 siRNA Co-Commercialization Collaboration Agreement is consistent with the financial terms contained in the form of the existing Co-Commercialization Collaboration Agreement with

Alnylam. The C5 siRNA License Agreement contains a flat low double-digit royalty payable to Alnylam on our potential future net sales of the combination product only subject to customary reductions, as well as up to $325.0 million in commercial milestones.
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
Results of Operations
Three and Nine Months Ended September 30, 2019 and 2018
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues	$2,048.4	$1,663.5	$5,693.9	$4,783.0
Operating expenses	(1,309.9)	(1,036.6)	(4,159.8)	(2,966.7)
Income from operations	738.5	626.9	1,534.1	1,816.3
Other income (expense), net	30.0	9.0	5.2	61.0
Income before income taxes	768.5	635.9	1,539.3	1,877.3
Income tax expense	(98.9)	(41.2)	(215.5)	(253.3)
Net income	$669.6	$594.7	$1,323.8	$1,624.0

Net income per share - diluted	$5.86	$5.17	$11.54	$14.14
Revenues

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(In millions)	2019	2018	(Decrease)	2019	2018	(Decrease)
Net product sales in the United States:
EYLEA	$1,187.7	$1,021.8	$165.9	$3,422.1	$2,997.8	$424.3
Libtayo	47.6	—	47.6	115.2	—	115.2
ARCALYST	3.0	3.7	(0.7)	10.7	12.0	(1.3)
Sanofi and Bayer collaboration revenue:
Sanofi	404.2	256.3	147.9	999.7	683.5	316.2
Bayer	302.8	264.4	38.4	868.0	775.2	92.8
Other revenue	103.1	117.3	(14.2)	278.2	314.5	(36.3)
Total revenues	$2,048.4	$1,663.5	$384.9	$5,693.9	$4,783.0	$910.9

Net Product Sales
Net product sales of EYLEA in the United States increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to higher sales volume, partly offset by an increase in sales-related deductions primarily due to higher rebates and discounts. There were no sales of Libtayo for the three and nine months ended September 30, 2018 as the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced CSCC on September 28, 2018.
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts; distribution-related fees; and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution-Related Fees	Other Sales-Related Deductions	Total
Balance as of December 31, 2018	$41.1	$42.0	$8.3	$91.4
Provisions	78.6	52.8	16.1	147.5
Credits/payments	(60.8)	(47.9)	(0.4)	(109.1)
Balance as of March 31, 2019	58.9	46.9	24.0	129.8
Provisions	106.5	61.2	17.2	184.9
Credits/payments	(78.7)	(40.0)	(30.5)	(149.2)
Balance as of June 30, 2019	86.7	68.1	10.7	165.5
Provisions	115.9	63.3	12.7	191.9
Credits/payments	(126.3)	(84.6)	(9.8)	(220.7)
Balance as of September 30, 2019	$76.3	$46.8	$13.6	$136.7

Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	48.5	51.7	11.2	111.4
Credits/payments	(30.7)	(42.0)	(14.7)	(87.4)
Balance as of March 31, 2018	47.7	43.8	17.8	109.3
Provisions	49.2	50.4	8.7	108.3
Credits/payments	(60.4)	(56.5)	(9.7)	(126.6)
Balance as of June 30, 2018	36.5	37.7	16.8	91.0
Provisions	61.4	53.4	9.8	124.6
Credits/payments	(54.8)	(52.4)	(11.3)	(118.5)
Balance as of September 30, 2018	$43.1	$38.7	$15.3	$97.1

Sanofi Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Antibody:
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	$60.2	$76.2	$216.5	$201.0
Reimbursement of Regeneron commercialization-related expenses(1)	111.6	103.7	349.3	292.8
Reimbursement for Regeneron's manufacturing of commercial supplies(2)	78.5	40.3	133.3	94.4
Regeneron's share of profits (losses) in connection with commercialization of antibodies	94.2	(38.9)	105.2	(182.6)
Other	4.8	(7.2)	(0.6)	(12.3)
Total Antibody	349.3	174.1	803.7	393.3
Immuno-oncology:
Reimbursement of Regeneron research and development expenses - Discovery Agreement	12.9	34.7	37.8	108.4
Reimbursement of Regeneron research and development expenses - License and Collaboration Agreement	25.1	40.1	83.1	117.3
Reimbursement of Regeneron commercialization-related expenses(1)	3.0	3.2	7.0	6.5
Amounts recognized in connection with up-front payments received	18.5	7.9	73.8	65.2
Other	(4.6)	(3.7)	(5.7)	(7.2)
Total Immuno-oncology	54.9	82.2	196.0	290.2
Total Sanofi collaboration revenue	$404.2	$256.3	$999.7	$683.5

(1) The corresponding commercialization-related costs incurred by us are recorded within Selling, general and administrative expense.
(2) The corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Antibody
During the three and nine months ended September 30, 2019 and 2018, we and Sanofi shared commercial expenses related to Dupixent, Praluent, and Kevzara in accordance with the companies' Antibody License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of combined profits/losses in connection with the companies commercializing Dupixent, Praluent, and Kevzara within Sanofi collaboration revenue. During the three and nine months ended September 30, 2019, Sanofi collaboration revenues in connection with commercialization of antibodies increased primarily due to our share of higher Dupixent profits. Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary.

Regeneron's share of profits (losses) in connection with the commercialization of Dupixent, Praluent, and Kevzara is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Dupixent, Praluent, and Kevzara net product sales*	$757.6	$367.7	$1,918.4	$878.0
Regeneron's share of collaboration profits (losses)	$105.0	$(38.9)	$120.1	$(182.6)
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(10.8)	—	(14.9)	—
Regeneron's share of profits (losses) in connection with commercialization of antibodies	$94.2	$(38.9)	$105.2	$(182.6)

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales	12%	**	5%	**

* Global net product sales of Dupixent, Praluent, and Kevzara are recorded by Sanofi
** Percentage not meaningful
Immuno-Oncology
Sanofi's reimbursement of immuno-oncology research and development costs under our IO Discovery Agreement decreased in the third quarter and first nine months of 2019, compared to the same periods in 2018, due to the impact of the Amended IO Discovery Agreement (see "Collaboration Agreements - Collaborations with Sanofi" above).
Bayer Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$275.0	$243.2	$793.3	$721.5
Reimbursement of Regeneron development expenses	5.0	0.5	15.6	8.3
Other	22.8	20.7	59.1	45.4
Total Bayer collaboration revenue	$302.8	$264.4	$868.0	$775.2
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
EYLEA net product sales outside the United States	$730.2	$654.6	$2,114.9	$1,944.5
Regeneron's share of collaboration profit from sales outside the United States	$289.2	$256.7	$835.5	$761.1
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(14.2)	(13.5)	(42.2)	(39.6)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$275.0	$243.2	$793.3	$721.5

Regeneron's net profit as a percentage of EYLEA net product sales outside the United States	38%	37%	38%	37%

Bayer records net product sales of EYLEA outside the United States. Bayer provides us with an estimate of our share of the profit, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Teva collaboration revenue:
Reimbursement of Regeneron research and development expenses	$34.2	$27.6	$102.9	$101.1
Other	23.2	41.5	69.3	95.5
Total Teva collaboration revenue	57.4	69.1	172.2	196.6
Other revenue	45.7	48.2	106.0	117.9
Total other revenue	$103.1	$117.3	$278.2	$314.5
In addition to Teva collaboration revenue (which is earned in connection with the development of fasinumab), "Other revenue" in the table above includes, but is not limited to:

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

•	Recognition of revenue in connection with our agreements with BARDA related to REGN-EB3 for the treatment of Ebola.

•	Recognition of revenue in connection with sequencing of samples by the Regeneron Genetics Center® (RGC) for its customers.
Expenses

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(In millions, except headcount data)	2019	2018	(Decrease)	2019	2018	(Decrease)
Research and development	$663.4	$557.0	$106.4	$2,353.5	$1,584.8	$768.7
Selling, general, and administrative	419.9	369.2	50.7	1,248.0	1,064.9	183.1
Cost of goods sold(1)	115.9	30.8	85.1	253.8	136.1	117.7
Cost of collaboration and contract manufacturing(2)	110.7	79.6	31.1	304.5	180.9	123.6
Total operating expenses	$1,309.9	$1,036.6	$273.3	$4,159.8	$2,966.7	$1,193.1

Average headcount	7,925	7,147	778	7,674	6,763	911

(1) Cost of goods sold includes costs in connection with producing commercial supplies for products that are sold by Regeneron in the United States (i.e., EYLEA, Libtayo, and ARCALYST) and any royalties we are obligated to pay on such sales, period costs for our Limerick manufacturing facility, and amounts we are obligated to pay to Sanofi for its share of Libtayo U.S. gross profits.

(2) Cost of collaboration and contract manufacturing primarily includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer.
Operating expenses included a total of $117.1 million and $111.4 million in the third quarter of 2019 and 2018, respectively, and $330.8 million and $300.6 million in the first nine months of 2019 and 2018, respectively, of non-cash compensation expense related to employee stock options and restricted stock. Non-cash compensation expense in the first nine months of 2018 was lower than the corresponding period in 2019 primarily due to the impact of a 2018 change in our estimate of the number of stock options that were expected to be forfeited.

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

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(In millions)	2019	2018*	(Decrease)	2019	2018*	(Decrease)
Direct research and development expenses:
Fasinumab	$57.0	$32.5	$24.5	$166.7	$131.6	$35.1
Libtayo (cemiplimab)	33.6	34.2	(0.6)	112.0	89.4	22.6
Dupixent (dupilumab)	22.6	28.9	(6.3)	67.9	85.9	(18.0)
Praluent (alirocumab)	10.6	14.9	(4.3)	32.1	44.4	(12.3)
Evinacumab	9.6	4.7	4.9	24.6	14.4	10.2
Up-front payments related to license and collaboration agreements	—	—	—	400.0	—	400.0
Other product candidates in clinical development and other research programs	92.4	55.4	37.0	263.7	140.7	123.0
Total direct research and development expenses	225.8	170.6	55.2	1,067.0	506.4	560.6
Indirect research and development expenses:
Payroll and benefits	171.8	152.8	19.0	510.5	433.7	76.8
Lab supplies and other research and development costs	32.8	25.4	7.4	94.3	71.3	23.0
Occupancy and other operating costs	79.6	63.5	16.1	226.7	185.8	40.9
Total indirect research and development expenses	284.2	241.7	42.5	831.5	690.8	140.7

Clinical manufacturing costs	153.4	144.7	8.7	455.0	387.6	67.4
Total research and development expenses	$663.4	$557.0	$106.4	$2,353.5	$1,584.8	$768.7

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Research and development expenses in the first nine months of 2019 included a $400.0 million up-front payment to Alnylam (see "Collaboration Agreements - Collaboration with Alnylam" above). Research and development expenses included non-cash compensation expense of $60.0 million and $60.4 million in the third quarter of 2019 and 2018, respectively, and $178.0 million and $160.8 million in the first nine months of 2019 and 2018, respectively.
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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in the third quarter and first nine months of 2019, compared to the same periods in 2018, primarily due to higher headcount and headcount-related costs, an increase in commercialization-related expenses for Dupixent and EYLEA, and higher contributions to independent not-for-profit patient assistance organizations. Selling, general, and administrative expenses also included non-cash compensation expense of $40.8 million and $42.9 million in the third quarter of 2019 and 2018, respectively, and $122.3 million and $118.4 million in the first nine months of 2019 and 2018, respectively.
Cost of Goods Sold
The increase in cost of goods sold for the three and nine months ended September 30, 2019, compared to the same periods in 2018, was primarily due to our obligation to pay Sanofi its share of Libtayo U.S. gross profits, higher period costs at our Limerick manufacturing facility, and higher inventory reserves and write-offs.
Cost of Collaboration and Contract Manufacturing
The increase in cost of collaboration and contract manufacturing for the three and nine months ended September 30, 2019, compared to the same periods in 2018, was primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent and higher inventory reserves and write-offs. In addition, the increase in cost of collaboration and contract manufacturing for the nine months ended September 30, 2019, compared to the same period in 2018, was partly driven by expenses in connection with process validation at our Limerick manufacturing facility.
Other Income (Expense)
Other income (expense), net, for the three and nine months ended September 30, 2019, compared to the same periods in 2018, was positively impacted by increased interest income earned on available-for-sale debt securities primarily due to higher average investment balances. Other income (expense), net, was also impacted for the three and nine months ended September 30, 2019 and 2018 by the recognition of unrealized gains and losses on equity securities.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except effective tax rate)	2019	2018	2019	2018
Income tax expense	$98.9	$41.2	$215.5	$253.3
Effective tax rate	12.9%	6.5%	14.0%	13.5%
Our effective tax rate for the three and nine months ended September 30, 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by federal tax credits for research activities, the foreign-derived intangible income deduction, and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, partly offset by the taxation of certain global intangible low-taxed income and the non-deductible Branded Prescription Drug Fee. Our effective tax rate for the three and nine months ended September 30, 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the tax benefit associated with tax planning in connection with the "Tax Cuts and Jobs Act," the federal tax credit for research activities, and, to a lesser extent, stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,	December 31,	Increase
(In millions)	2019	2018	(Decrease)
Financial assets:
Cash and cash equivalents	$1,384.8	$1,467.7	$(82.9)
Marketable securities - current	1,493.1	1,342.2	150.9
Marketable securities - noncurrent	3,112.6	1,755.0	1,357.6
	$5,990.5	$4,564.9	$1,425.6

Working capital:
Current assets	$7,109.1	$6,447.6	$661.5
Current liabilities	1,765.4	1,442.8	322.6
	$5,343.7	$5,004.8	$338.9
As of September 30, 2019, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Nine Months Ended September 30, 2019 and 2018

	September 30,	September 30,	Increase
(In millions)	2019	2018	(Decrease)
Cash flows provided by operating activities	$1,642.6	$1,466.3	$176.3
Cash flows used in investing activities	$(1,819.1)	$(1,197.1)	$(622.0)
Cash flows provided by financing activities	$93.6	$5.9	$87.7
Cash Flows from Operating Activities
Our net income of $1,323.8 million for the first nine months of 2019 was negatively impacted by an up-front payment of $400.0 million made to Alnylam pursuant to our collaboration agreement (as described in "Collaboration Agreements - Collaborations with Alnylam" above) and $58.4 million related to unrealized losses (net) on equity securities (included in other non-cash items). Deferred taxes as of September 30, 2019 increased by $110.0 million, compared to December 31, 2018, primarily due to the tax treatment of the up-front payment made to Alnylam and non-cash compensation expense. Deferred revenue increased in the first nine months of 2019 primarily due to the receipt of a $461.9 million payment from Sanofi in connection with the Amended IO Discovery Agreement (as described in "Collaboration Agreements - Collaborations with Sanofi," above).
Cash Flows from Investing Activities
In the first nine months of 2019, we purchased $400.0 million of Alnylam common stock in connection with entering into the collaboration agreement. Capital expenditures were $290.6 million and $297.6 million in the first nine months of 2019 and 2018, respectively. We expect to incur capital expenditures of $390 million to $420 million for the full year of 2019 primarily in connection with expanding a portion of our manufacturing facilities, including an investment in fill/finish facilities and equipment, and laboratory expansion and renovations at our Tarrytown, New York facilities.
Share Repurchase Program
In November 2019, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. The share repurchase program permits the Company to effect repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. No shares have been repurchased under the program to date, and there can be no assurance as to the timing or number of shares of any repurchases in the future. We plan to finance the share repurchase program with available cash.

Sanofi Funding of Certain Development Costs
As described above in "Collaboration Agreements - Collaborations with Sanofi," effective January 7, 2018, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 869,828 shares remain available to be sold as of September 30, 2019) of our Common Stock directly or indirectly owned by Sanofi. During the first nine months of 2019, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 210,733 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded $73.3 million related to the shares received as Treasury Stock during the first nine months of 2019. In addition, during the first nine months of 2019, Sanofi elected to sell, and we elected to purchase (in cash), 93,286 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $29.4 million, as Treasury Stock during the first nine months of 2019.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed February 7, 2019). Except as described in Note 1 and Note 8 to our Condensed Consolidated Financial Statements included in this report related to the adoption of Accounting Standards Codification (ASC) 842, Leases, there were no material changes to our critical accounting policies and use of estimates during the nine months ended September 30, 2019.
Future Impact of Recently Issued Accounting Standards
See Note 12 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed February 7, 2019). There have been no material changes to our market risks or to our management of such risks as of September 30, 2019.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the nine months ended September 30, 2019 and 2018, EYLEA net sales in the United States represented 60% and 63% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.

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

•
our ability and our collaborators' ability to maintain sales of our marketed products in the face of competitive products and to differentiate our marketed products from competitive products, including as applicable product candidates currently in clinical development; and, in the case of EYLEA, the existing and potential new competition for EYLEA (discussed further under "The commercial success of our products and product candidates is subject to strong competition - Marketed Products - EYLEA" below) and the willingness of retinal specialists and patients to switch from Lucentis® (ranibizumab) or off-label use of repackaged Avastin® (bevacizumab) to EYLEA or to start treatment with EYLEA;

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

•
the outcome of the pending patent infringement proceedings relating to Dupixent and Praluent (described further in Note 11 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);

•	the outcome of the pending government investigations described in Note 11 to our Condensed Consolidated Financial Statements included in this report;

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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration's budget proposal for fiscal year 2019 contained drug price control measures that have been subsequently rolled into the budget proposal for fiscal year 2020 and could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA); to allow some states to negotiate drug prices under Medicaid; and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has been soliciting feedback on some of these measures and may implement others impacting our business under its existing authority. CMS has also recently sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. In addition, since January 1, 2019, CMS has allowed Medicare Advantage (MA) plans to use step therapy for Part B drugs (such as EYLEA).  On October 25, 2018, President Trump announced that CMS was evaluating a program that proposes to set the Medicare payment amount for Part B single-source drugs and biologics to more closely align with international drug prices (also referred to as reference or international price index (IPI) drug pricing) and pay physicians and hospitals participating in such program a set drug add-on payment for administered drugs. CMS also issued an advance notice of proposed rulemaking that requested public comment on the proposed program, which is contemplated to initially cover fifty percent of Medicare Part B spending on separately payable Part B drugs (such as EYLEA), with the IPI-based price for each such drug to be phased in over a period of five years; notice of proposed rulemaking on this program is currently under review by the Office of Management and Budget. In addition, in July 2019, President Trump indicated that his administration was considering an executive order to establish a "most favored nation" pricing plan. While the scope and details of this contemplated executive action (including whether and how its mechanism may differ from that of the proposed IPI drug pricing program discussed above) are not clear, this seems to signal that the U.S. administration will continue to seek new measures to constrain drug costs and Medicare payments for drugs. Similarly, various members of the current U.S. Congress and potential 2020 presidential candidates have indicated that lowering drug prices continues to be a legislative and political priority, and some have introduced proposals aimed at drug pricing. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including based on the proposals and initiatives described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
EYLEA. The market for eye disease products is very competitive. For example, Novartis AG and Genentech/Roche are collaborating on the commercialization and further development of a vascular endothelial growth factor (VEGF) antibody fragment, Lucentis, for the treatment of various eye indications. Lucentis is approved in one or more jurisdictions for the treatment of wet AMD, macular edema following RVO (including CRVO and BRVO), DME, diabetic retinopathy, mCNV, and ROP. Novartis announced in October 2019 that it received FDA approval for Beovu® (brolucizumab), its humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A, for the treatment of wet AMD in the United States. Novartis has also reported regulatory submissions in the EU and other jurisdictions for approval of brolucizumab in wet AMD and ongoing Phase 3 studies of brolucizumab in DME and RVO. In addition, we are aware of several companies developing biosimilar versions of EYLEA. For example, Momenta Pharmaceuticals, Inc. (in partnership with Mylan N.V.) is developing M710 (currently in a pivotal trial in patients with DME) and Formycon AG is developing FY203 and has indicated that it intends to initiate a Phase 3 trial in mid-2020. Competitors are also exploring the development of a biosimilar version of Lucentis; in particular, Formycon AG (in collaboration with Bioeq GmbH) is developing FYB201 (a Phase 3 trial in patients with wet AMD has been completed), Samsung Bioepis Co., Ltd. is developing SB11 (currently in a Phase 3 trial in patients with wet AMD), and Pfenex Inc. is developing PF582 (a Phase 1b/2a trial in patients with wet AMD has been completed).
Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, RVO, and diabetic retinopathy, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. Allergan is developing abicipar pegol for wet AMD and related conditions and recently announced regulatory submissions in the United States and the EU in wet AMD. Chengdu Kanghong Pharmaceutical Industry Group Co., Ltd. is conducting non-inferiority Phase 3 trials in the United States and Europe comparing conbercept, an anti-VEGF fusion protein, against EYLEA in wet AMD. Conbercept is approved in the wet AMD and myopic choroidal neovascularization indications in China. Genentech/Roche is developing a port delivery system implant for ranibizumab (currently in Phase 3 studies in wet AMD and DME). Kodiak Sciences Inc. is developing KSI-301, an anti-VEGF biologic therapy that is conjugated to a phosphorylcholine-based biopolymer to extend its half-life, for wet AMD, DME, and RVO. A Phase 1 study of KSI-301 in patients with DME met its primary safety and tolerability endpoint, and Kodiak is conducting a Phase 1b open label study in patients with wet AMD, DME, and RVO. A Phase 2 study comparing KSI-301 against EYLEA in wet AMD has also been reported to have begun recruiting patients. In addition, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bispecific antibody, faricimab (RG7716), that targets both VEGF and Ang2 for wet AMD and DME (currently in Phase 3 non-inferiority studies comparing faricimab against EYLEA in DME and wet AMD). Products that are being developed for use in combination with EYLEA and/or Lucentis may also pose a competitive threat. Opthea Limited is developing OPT-302, a VEGFR-3 large molecule trap in combination with Lucentis for wet AMD and previously announced that a Phase 2 trial met the primary endpoint of superiority to Lucentis monotherapy. Santen Pharmaceuticals Co. Ltd. (in partnership with TRACON Pharmaceuticals, Inc.) is developing DE-122, an anti-endoglin antibody in combination with Lucentis in a Phase 2 trial for wet AMD. Small-molecule tyrosine kinase inhibitors that have activity against VEGF may also compete against EYLEA, if approved for wet AMD and/or related conditions. Graybug Vision, Inc. is developing GB-102, an intravitreally administered depot formulation of the small molecule tyrosine kinase inhibitor, sunitinib (currently in a Phase 2a trial in DME and RVO and a Phase 2b trial in wet AMD). Ocular Therapeutix, Inc. is developing OTX-TKI, a bioresorbable hydrogel formulated with tyrosine kinase inhibitor particles in an injectable fiber, for wet AMD and initiated a Phase 1 trial in February 2018. PanOptica, Inc. is developing PAN-90806, a topically administered tyrosine kinase inhibitor (Phase 1/2 trial for wet AMD completed). Competitors are also developing other eye-drop formulations, devices, oral therapies, and gene/cell therapies (such as REGENXBIO Inc.'s RGX-314) for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
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
Dupixent. The market for Dupixent's current and potential future indications is competitive. In atopic dermatitis, Pfizer Inc.'s Eucrisa® (crisaborole), a topical ointment, competes with Dupixent and there are several other topical agents in development. In addition, a number of companies are developing antibodies against IL-13 for the treatment of atopic dermatitis, including LEO Pharma A/S (in collaboration with AstraZeneca PLC) with tralokinumab (currently in several Phase 3 trials) and Dermira, Inc. (in collaboration with Genentech/Roche) with lebrikizumab (currently in Phase 3 trials). Antibodies targeting OX40 are also in development for atopic dermatitis, with Glenmark Pharmaceuticals Ltd., Kyowa Hakko Kirin Co., Ltd., and Kymab Ltd conducting Phase 2 trials of their respective programs (GBR-830, KHK4083, and KY-1005). Galderma S.A. has initiated Phase 3 trials of nemolizumab, an antibody against IL-31R, in atopic dermatitis. XBiotech Inc. has completed a Phase 2 trial of bermekimab, an anti-IL-1alpha antibody. Orally administered small molecules are also being developed for atopic dermatitis, and, if approved, may compete with Dupixent in atopic dermatitis and other potential future indications. Several companies are studying JAK inhibitors for atopic dermatitis, including AbbVie Inc.'s upadacitinib, Pfizer's abrocitinib (PF-04965842) (two Phase 3 studies reported to have met their respective primary endpoints), Eli Lilly and Company's baricitinib (three atopic dermatitis Phase 3 studies reported to have met their respective primary endpoints), and Asana BioSciences, LLC's ASN002 (currently in Phase 2 development).
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
There are several other potentially competitive products in development that may compete with Dupixent in both the atopic dermatitis and asthma indications, as well as potential future indications. For example, Amgen/AstraZeneca's tezepelumab, an antibody against thymic stromal lymphopoietin, or TSLP, is currently in Phase 3 development for asthma and Phase 2 development for atopic dermatitis. Antibodies against the IL-33 ligand or the IL-33 receptor (ST2) may also be competitive with Dupixent across multiple indications. Phase 2 trials are ongoing in atopic dermatitis and asthma for etokimab (ANB-020), an antibody against IL-33 developed by AnaptysBio, Inc. Genentech/Roche is developing RG6149, an anti-ST2 antibody, in Phase 2 trials for asthma and atopic dermatitis. GlaxoSmithKline plc (GSK) is developing GSK3772847, an anti-ST2 antibody, in a Phase 2 trial for asthma (reported to have met proof-of-concept), and completed a Phase 1 trial that included atopic dermatitis patients. Eli Lilly is developing LY3375880, an anti-IL-33 antibody, in a Phase 2 trial for atopic dermatitis.
Praluent. Amgen's Repatha, an antibody targeting PCSK9, has received regulatory approvals in jurisdictions including the U.S., the EU, and Japan, and has captured a significant market share in certain jurisdictions. Repatha also received regulatory approval for cardiovascular risk reduction before Praluent in certain jurisdictions, including the U.S. In addition, LIB Therapeutics LLC is conducting Phase 2 studies with LIB003, a recombinant fusion protein targeting PCSK9, in ASCVD, and has initiated a Phase 3 trial in HoFH. Other companies with development programs for injectables against PCSK9 include Alnylam Pharmaceuticals, Inc. (in collaboration with The Medicines Company), which is developing inclisiran, an RNAi molecule targeting PCSK9 (a Phase 3 trial in ASCVD has been completed and other Phase 3 trials in ASCVD and HeFH are ongoing). In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. These include bempedoic acid, which is being developed by Esperion Therapeutics, Inc. (submitted for regulatory review in the U.S. and EU).

Kevzara. Genentech/Roche and Chugai Pharmaceutical Co., Ltd. are marketing an antibody against IL-6R (Actemra® (tocilizumab)) for the treatment of rheumatoid arthritis that competes with Kevzara. In addition, several other companies, including R-Pharm JSC and BIOCAD, have antibodies against IL-6 or IL-6R in clinical development for rheumatoid arthritis. Biosimilar versions of Actemra may also compete with Kevzara, such as Mycenax Biotech Inc.'s LuciNex (a Phase 1 trial has been completed). Further, oral, small-molecule JAK inhibitors such as Pfizer's Xeljanz® (tofacitinib), Eli Lilly's Olumiant® (baricitinib), AbbVie's Rinvoq® (upadacitinib), Gilead Sciences, Inc.'s filgotinib, and Astellas Pharma Inc.'s peficitinib pose a competitive threat for Kevzara.
Libtayo. There are several competitors that are marketing and/or developing antibodies against PD-1 and/or PDL-1, including Bristol-Myers Squibb Company's Opdivo® (nivolumab), Merck & Co., Inc.'s Keytruda® (pembrolizumab), Roche's Tecentriq® (atezolizumab), AstraZeneca's Imfinzi® (durvalumab), Merck KGaA/Pfizer's Bavencio® (avelumab), Novartis' spartalizumab (PDR001), BeiGene Ltd.'s tislelizumab (BGB-A317), GSK's dostarlimab (TSR-042), Agenus Inc.'s AGEN2034, and Incyte Corporation's INCMGA0012.
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
In addition, while we have elected to co-commercialize Dupixent, Praluent, and Kevzara with Sanofi in the United States in accordance with the terms of our Antibody Collaboration, we continue to rely in part on Sanofi's sales and marketing organization in the United States for such products. Moreover, even though we lead commercialization efforts for Libtayo in the United States, Sanofi has exercised its option to co-commercialize Libtayo in the United States in accordance with the terms of our IO Collaboration. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of Dupixent, Praluent, Kevzara, or Libtayo (as applicable) may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent, Praluent, and Kevzara in the United States. For example, Sanofi records product sales for Dupixent, Praluent, and Kevzara in the United States, serves as the lead regulatory party for certain products and product candidates included in the Antibody Collaboration (e.g., is responsible for regulatory filings and negotiations relating to such products and product candidates) in the United States, and may lead negotiations with payers relating to such products and product candidates. We also rely on Sanofi for sales, marketing, and distribution of Dupixent, Praluent, Kevzara, and Libtayo in countries outside the United States.
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
We sell EYLEA, Libtayo, and ARCALYST in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the nine months ended September 30, 2019, our gross product sales of such products to two customers accounted on a combined basis for 90% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we need to establish commercial capabilities outside the United States and are unable to do so, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have an organization for the sales, marketing, and distribution of marketed products outside the United States. There may be circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to exercise our option to co-commercialize a product outside the United States or commercialize a particular product independently; we are unable to find an appropriate collaborator; or our existing collaborator decides not to opt in, decides to opt out, or breaches its obligations to us with respect to a particular product.
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
Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products
If we or our collaborators do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition.
We cannot sell or market products without regulatory approval. If we or our collaborators do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications of our marketed products (or are materially delayed in doing so), the value of our Company and our business, prospects, operating results, and financial condition may be materially harmed.
Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain.
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval.
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
Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance, the FDA can impose regulatory sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in foreign jurisdictions. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities often also have the authority to require post-approval studies, which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in foreign countries before we can conduct clinical trials of or market that product or any other product in those countries.

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
With respect to EYLEA, there are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to further successfully commercialize EYLEA. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like aflibercept (such as intraocular inflammation (IOI), sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, and retinal tear), which can cause injury to the eye and other complications. The side effects previously reported for EYLEA include conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. In addition, commercialization of EYLEA or our other products may be impacted by actions of third parties on which we rely, such as manufacturers of syringes or other devices used in the administration of our products. For example, in February 2018, we issued a letter to healthcare professionals providing updated guidance relating to reports of IOI following EYLEA injections. In this letter, we noted that while our review did not identify any association of IOI rates with the EYLEA drug itself, an association was seen with certain batches of the syringe that were included in specific lots of final packaged EYLEA kits. These and other complications or issues or side effects could harm further development and/or commercialization of EYLEA.
Dupixent and Libtayo are being studied in additional indications, as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Programs in Clinical Development." There is no guarantee that marketing approval of Dupixent or Libtayo (as applicable) in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, cold sores, oropharyngeal pain, and eosinophilia; and the side effects previously reported for Libtayo include certain immune-mediated adverse reactions, such as pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions, as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea. These and other complications or side effects could harm further development and/or commercialization of Dupixent and Libtayo (as applicable).
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
Many of our products are intended to be used and, if approved, our product candidates may be used in combination with drug-delivery devices, which may result in additional regulatory, commercialization, and other risks.
Many of our products (including EYLEA, Dupixent, Praluent, and Kevzara) are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, the FDA recently approved the 2mg EYLEA pre-filled syringe, which has not yet been launched commercially. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications is not a well-established area, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 is the subject of opposition proceedings in the European Patent Office (EPO) (currently pending before its Boards of Appeal), as described in Note 11 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (USPTO), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Our manufacturing facilities would be inadequate to produce the active pharmaceutical ingredients of (a) our current marketed products, including EYLEA, Dupixent, Praluent, Kevzara, and Libtayo, and (b) our antibody-based product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our late-stage antibody-based product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services, including with respect to drug-delivery devices (such as a pre-filled syringe, patch pump, auto-injector, or other delivery system). Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our collaborators, contract manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
Expanding our manufacturing capacity and establishing fill/finish capabilities will be costly and we may be unsuccessful in doing so in a timely manner, which could delay or prevent the launch and successful commercialization of our marketed products and late-stage product candidates or other indications for our marketed products if they are approved for marketing and could jeopardize our current and future clinical development programs.
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or conduct fill/finish or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we have taken initial steps. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, including EYLEA, Dupixent, Praluent, Kevzara, and Libtayo, and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
Our ability to manufacture products may be impaired if any of our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture products in our Rensselaer, New York and Limerick, Ireland facilities and at additional facilities (if any) in the future (including our ability to conduct any fill/finish activities in the future), the ability of our collaborators to manufacture products at their facilities, and our ability to utilize other third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
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
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, known as off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 11 to our Condensed Consolidated Financial Statements included in this report, we are cooperating with pending government investigations concerning certain of our business activities. Any adverse finding, allegation, or exercise of enforcement or regulatory discretion in such investigations could harm our business, prospects, operating results, and financial condition.
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
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities that involve significant management judgment for uncertain tax positions. The Internal Revenue Service or other domestic or foreign taxing authorities may disagree with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). Changes in tax laws of various jurisdictions in which we do business could also result from recommendations by the Organization for Economic Co-operation and Development. If these recommendations (or other changes in law) were adopted by the countries in which we do business, it could adversely affect our provision for income tax and our current rate.
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
As a result of the amendment and restatement of our IO Discovery and Development Agreement with Sanofi (which forms part of our IO Collaboration), we have all rights to, and we fund and conduct on our own all research, development, manufacturing, and commercialization activities to support, all of our immuno-oncology product candidates other than MUC16xCD3 Program antibodies (such as REGN4018) and BCMAxCD3 Program antibodies (such as REGN5458 and REGN5459). If Sanofi does not elect to co-develop MUC16xCD3 Program antibodies or BCMAxCD3 Program antibodies under our IO Collaboration, or opts out of their development under our IO Collaboration, we will be required to fund and conduct on our own all such efforts to support those product candidates, unless we enter into arrangements with other parties.

If Sanofi elects to co-develop BCMAxCD3 Program antibodies and/or MUC16xCD3 Program antibodies under our IO Collaboration, Sanofi will initially fund the development expenses incurred in connection with the development of BCMAxCD3 Program antibodies, for which Sanofi will be the principal controlling party, and half of the development expenses incurred in connection with the clinical development of MUC16xCD3 Program antibodies, for which we will be the principal controlling party. Under our IO Collaboration, Sanofi also funds half of the development expenses incurred in connection with the clinical development of Libtayo, subject to an agreed-upon development budget. In addition, if Sanofi elects to co-develop BCMAxCD3 Program antibodies, Sanofi will lead much of the clinical development efforts and assist with obtaining and maintaining regulatory approval. We also rely on Sanofi to lead commercialization efforts outside the United States for Libtayo. Following regulatory approval, we will rely on Sanofi to lead (i) the commercialization efforts in the United States for BCMAxCD3 Program antibodies and (ii) the commercialization efforts outside the United States for MUC16xCD3 Program antibodies and BCMAxCD3 Program antibodies.
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
Our revenue from outside of the United States will increase as our products, whether marketed by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, euro, British pound sterling, and Australian dollar. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. Therefore, significant changes in foreign exchange rates can impact our operating results and the financial condition of our Company.
Our investments are subject to risks and other external factors that may result in losses or affect the liquidity of these investments.
As of September 30, 2019, we had $1,384.8 million in cash and cash equivalents and $4,605.7 million in marketable securities (including $429.7 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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

•	large sales of our Common Stock by our executive officers, directors, or significant shareholders;

•	changes in tax rates, laws, or interpretation of tax laws;

•	arrivals and departures of key personnel;

•	general market conditions;

•	our ability to repurchase our Common Stock under any share repurchase program on favorable terms or at all;

•	trading activity that results from the rebalancing of stock indices in which our Common Stock is included, or the inclusion or exclusion of our Common Stock from such indices;

•	other factors identified in these "Risk Factors"; and

•	the perception by the investment community or our shareholders of any of the foregoing factors.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2019, our five largest shareholders (including our largest shareholder Sanofi) plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 44.8% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2019. As of September 30, 2019, Sanofi beneficially owned 23,350,365 shares of our Common Stock, representing approximately 21.7% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time are subject to a "lock-up" and may not be sold until December 20, 2020 (other than with respect to an aggregate of up to 869,828 shares, as to which we have agreed to waive the lock-up during the term of the letter agreement with Sanofi described below under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management" and which currently remain available to be sold in accordance with the letter agreement). These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our Company. If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market (including, in the case of Sanofi, as a result of the lock-up waiver referred to above), or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
Our board of directors has authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2019, holders of Class A Stock held 14.6% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2019:

•
our current executive officers and directors beneficially owned 9.5% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2019, and 20.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2019; and

•
our five largest shareholders (including our largest shareholder Sanofi) plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 44.8% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2019. In addition, these five shareholders plus our Chief Executive Officer held approximately 51.1% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2019.

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
Effective January 7, 2018, we and Sanofi and certain of Sanofi's direct and indirect subsidiaries entered into a letter agreement in connection with (a) the increase of the development budget amount for Libtayo set forth in the IO License and Collaboration Agreement and (b) the allocation of additional funds to certain proposed activities relating to the Dupilumab/REGN3500 Eligible Investments. Pursuant to the letter agreement, we have agreed, among other things, to grant a limited waiver of Sanofi's obligation to maintain the Highest Percentage Threshold during the term of the letter agreement in order to allow Sanofi to satisfy in whole or in part (a) its funding obligations with respect to the Libtayo development costs under the IO License and Collaboration Agreement for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to 800,000 shares of our Common Stock directly or indirectly owned by Sanofi (of which 373,880 currently remains available) and (b) its funding obligations with respect to the costs incurred by or on behalf of the parties to the Antibody License and Collaboration Agreement with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to 600,000 shares of our Common Stock directly or indirectly owned by Sanofi (of which 495,948 currently remains available). If Sanofi desires to sell shares of our Common Stock during the term of the letter agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. In addition, we and Sanofi have agreed that, upon termination of the letter agreement, the amended and restated investor agreement will be amended to define "Highest Percentage Threshold" as the lower of (i) 25% of our outstanding shares of Class A Stock and Common Stock (taken together) and (ii) the higher of (a) Sanofi's percentage ownership of Class A Stock and Common Stock (taken together) on such termination date and (b) the highest percentage ownership of our outstanding shares of Class A Stock and Common Stock (taken together) Sanofi attains following such termination date.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table reflects shares of Common Stock we elected to purchase from Sanofi during the third quarter of 2019 pursuant to the terms of the Letter Agreement relating to Sanofi's funding obligation in connection with (i) Libtayo development costs incurred under the IO License and Collaboration Agreement and (ii) certain activities relating to dupilumab and REGN3500 incurred under the LCA. See Part I, Item 2. "Liquidity and Capital Resources - Sanofi Funding of Certain Development Costs" for further information.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

9/1/2019–9/30/2019	172,904	$281.15	—	—
ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	November 5, 2019	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)