Form 10-K
period 2019-12-31
REGENERON PHARMACEUTICALS, INC.
filed 2020-02-07
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:	0-19034
REGENERON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Old Saw Mill River Road	Tarrytown,	New York	10591-6707
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $32,929,000,000, computed by reference to the closing sales price of the stock on NASDAQ on June 28, 2019, the last trading day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has assumed that all of its directors and executive officers, and no other persons, are its affiliates. This determination of affiliate status is not necessarily a determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 2020:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,848,970
Common Stock, $.001 par value	108,170,839

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 76 to 81 of this filing.

REGENERON PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

"ARCALYST®", "EYLEA®", "Libtayo®" (in the United States), "Regeneron®", "Regeneron Genetics Center®", "Veloci-Bi®", "VelociGene®", "VelociMab®", "VelocImmune®", "VelociMouse®", "VelociSuite®", "VelociT™", and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of products marketed by us and/or our collaborators (collectively, "Regeneron's Products") and our product candidates and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, fasinumab, evinacumab, REGN-EB3, garetosmab, pozelimab, and REGN1979; the likelihood and timing of achieving any of our anticipated clinical development milestones referenced in this report; unforeseen safety issues resulting from the administration of Regeneron's Products and product candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation EYLEA, Dupixent, Libtayo, Praluent, Kevzara, fasinumab, evinacumab, REGN-EB3, garetosmab, pozelimab, and REGN1979; the extent to which the results from the research and development programs conducted by us or our collaborators may be replicated in other studies and lead to therapeutic applications; ongoing regulatory obligations and oversight impacting Regeneron's Products (such as EYLEA, Dupixent, Libtayo, Praluent, and Kevzara), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and product candidates; competing drugs and product candidates that may be superior to Regeneron's Products and product candidates; uncertainty of market acceptance and commercial success of Regeneron's Products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and product candidates; coverage and reimbursement determinations by third-party payors, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to Dupixent and Praluent described further in Note 16 to our Consolidated Financial Statements included in this report), other litigation and other proceedings and governmental investigations relating to the Company and/or its operations (including without limitation those described in Note 16 to our Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part I, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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

Selected financial information is summarized as follows:

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017
Revenues	$7,863.4	$6,710.8	$5,872.2
Net income	$2,115.8	$2,444.4	$1,198.5
Net income per share - diluted	$18.46	$21.29	$10.34
In December 2019, we and Sanofi announced our intent to restructure the antibody collaboration for Kevzara and Praluent; completion of the proposed arrangement is expected to be finalized in the first quarter of 2020. Refer to "Collaboration Agreements - Collaborations with Sanofi - Antibody" section below for further details.

Marketed Products
We currently have seven products that have received marketing approval, which are currently marketed by us, Bayer, and/or Sanofi:

Product		Disease Area(1)	Territory
			U.S.	EU	Japan	ROW(6)
EYLEA (aflibercept) Injection(2)	-	Neovascular age-related macular degeneration ("wet AMD")	✓	✓	✓	✓
	-	Diabetic macular edema ("DME")	✓	✓	✓	✓
-
Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")
			✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy	✓
Dupixent (dupilumab) Injection(3)	-	Atopic dermatitis (in adults and adolescents)(7)	✓	✓	✓	✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓		✓
Libtayo (cemiplimab) Injection(3)(4)	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
Praluent (alirocumab) Injection(3)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD") (in adults)	✓	✓	✓	✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	-	Rheumatoid arthritis ("RA") (in adults)	✓	✓	✓	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use	-	Cryopyrin-Associated Periodic Syndromes ("CAPS"), including Familial Cold Auto-inflammatory Syndrome ("FCAS") and Muckle-Wells Syndrome ("MWS")	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(5)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

(1) Refer to label information in each territory for specific indication
(2) In collaboration with Bayer (outside the United States)
(3) In collaboration with Sanofi
(4) Marketed as Libtayo (cemiplimab-rwlc) Injection in the United States
(5) Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net sales of ZALTRAP

(6) Rest of world. Checkmark in this column indicates that the product has received marketing approval in at least one country outside of the United States, European Union (EU), or Japan
(7) Approval in Japan is for adults and adolescents 15 years of age and older

Net Product Sales of Regeneron-Discovered Products(1)	Year Ended December 31,
(In millions)	2019			2018			2017
	U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
EYLEA(1)	$4,644.2	$2,897.4	$7,541.6	$4,076.7	$2,668.9	$6,745.6	$3,701.9	$2,226.9	$5,928.8
Libtayo(1)	175.7	18.1	193.8	14.8	—	14.8	—	—	—
ARCALYST	14.5	—	14.5	14.7	—	14.7	16.6	—	16.6
Net product sales recorded by Regeneron	$4,834.4			$4,106.2			$3,718.5

Net product sales recorded by Sanofi(1):
Dupixent	$1,871.2	$444.4	$2,315.6	$776.3	$145.7	$922.0	$253.8	$2.7	$256.5
Praluent	$126.0	$162.7	$288.7	$181.3	$125.5	$306.8	$131.4	$63.3	$194.7
Kevzara	$129.0	$77.7	$206.7	$74.7	$21.9	$96.6	$11.6	$1.7	$13.3
ZALTRAP	$7.3	$101.1	$108.4	$9.0	$98.8	$107.8	$10.7	$73.1	$83.8

(1) Bayer records net product sales of EYLEA outside the U.S., and Sanofi records net product sales of Libtayo outside the U.S. and global net product sales of Dupixent, Praluent, Kevzara, and ZALTRAP. Refer to "Collaboration Agreements" section below for further details.

Programs in Clinical Development
All 22 of our product candidates in clinical development, including the five U.S. Food and Drug Administration ("FDA") approved products which we are investigating in additional indications, were discovered in our research laboratories and are summarized in the table below. We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite® technology platforms (refer to "Research and Development Technologies - VelociSuite" section below). We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, manufacture, and commercialize new product candidates.
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development (including any post-approval studies), uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes to drug pricing and reimbursement regulations and requirements, and changes in the competitive landscape affecting a product candidate. The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. Refer to Part I, Item 1A. "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs.

Clinical Program	Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2019 and 2020 Events to Date		Select Upcoming Milestones

Ophthalmology

EYLEA		-	High-dose formulation in wet AMD	-	Retinopathy of prematurity ("ROP")(c)			-	Approved by FDA for the treatment of diabetic retinopathy	-	Initiate Phase 3 studies of a high-dose formulation of aflibercept in wet AMD and DME (mid-2020)
								-	Pre-filled syringe approved by FDA

Immunology & Inflammatory Diseases

Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit		-	Grass allergy	-	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)	-	Atopic dermatitis in pediatrics (6–11 years of age) (U.S. and EU)(d)	-	Approved by FDA and European Commission ("EC") for expanded atopic dermatitis indication in adolescent patients (12–17 years of age)	-
FDA decision (target action date of May 26, 2020) on supplemental Biologics License Application ("sBLA") and EC decision (second half 2020) for expanded atopic dermatitis indication in pediatric patients (6–11 years of age)

		-	Peanut allergy
				-	Asthma in pediatrics (6–11 years of age)	-	CRSwNP (Japan)
				-	Eosinophilic esophagitis ("EOE")(c)	-	Auto-injector for 300 mg dose (U.S. and Japan)	-	Reported that Phase 3 study in pediatric patients (6–11 years of age) with severe atopic dermatitis met its primary and secondary endpoints
				-	Chronic obstructive pulmonary disease ("COPD")					-	Report results from Phase 3 study for atopic dermatitis in pediatric patients (6 months–5 years of age) (2022)
				-	Bullous pemphigoid (Phase 2/3)(c)			-	Approved by EC for treatment of asthma in adults and adolescents
				-	Chronic spontaneous urticaria					-	Report results from Phase 3 study for asthma in pediatric patients (6–11 years of age) (second half 2020)
				-	Prurigo nodularis			-	Approved by FDA and EC for CRSwNP
								-	EU approval for 200 mg and 300 mg auto-injector	-	Japan decision on application for CRSwNP (first half 2020)
								-	FDA issued Complete Response Letter ("CRL") on sBLA for 200 mg auto-injector	-	FDA decision on application for 300 mg auto-injector (target action date of March 20, 2020)
								-	Completed Phase 2a trial in grass allergy	-	Resubmit sBLA for 200 mg auto-injector (first half 2020)
										-	Present results from Phase 2a trial in grass allergy at medical meeting (first half 2020)

Clinical Program (continued)		Phase 1		Phase 2		Phase 3	Regulatory Review(i)		2019 and 2020 Events to Date		Select Upcoming Milestones
										-	Report results from Phase 2 study in peanut allergy (first half 2021)
										-	Initiate Phase 3 study in pediatric patients with EOE (second half 2020)
										-	Report results from Phase 2 portion of Phase 2/3 study in EOE (mid-2020)
										-	Initiate Phase 3 studies in hand and foot atopic dermatitis and allergic bronchopulmonary aspergillosis ("ABPA") (first half 2020)
Kevzara (sarilumab)(a) Antibody to IL-6R			-	Polyarticular-course juvenile idiopathic arthritis ("pcJIA")	-	Polymyalgia rheumatica ("PMR")
			-	Systemic juvenile idiopathic arthritis ("sJIA")	-	Giant cell arteritis ("GCA")
REGN3500(a) Antibody to IL-33. Studied as monotherapy and in combination with Dupixent.			-	Asthma				-	Reported that Phase 2 study in asthma met its primary and key secondary endpoints	-	Report results from Phase 2 study in atopic dermatitis (second half 2020)
			-	COPD
			-	Atopic dermatitis				-	Sanofi reported that Phase 2 study in COPD demonstrated reduced exacerbations in the overall study population, but results were not statistically significant	-	Initiate Phase 2b study in asthma (second half 2020)
REGN1908-1909(f) Multi-antibody therapy to Feld1			-	Cat allergy						-	Report results from Phase 2 study in cat allergic asthmatics (first half 2020)
REGN5713-5714-5715 Antibody to Betv1	-	Birch allergy

Clinical Program (continued)		Phase 1		Phase 2		Phase 3	Regulatory Review(i)		2019 and 2020 Events to Date		Select Upcoming Milestones

Oncology

Libtayo (cemiplimab)(a)(h) Antibody to PD-1	-	Solid tumors and advanced hematologic malignancies	-	Basal cell carcinoma ("BCC") (potentially pivotal study)	-	First-line non-small cell lung cancer ("NSCLC")		-	Conditionally approved by EC for treatment of advanced CSCC	-	Report results from potentially pivotal Phase 2 study in BCC (mid-2020)
			-	Metastatic or locally advanced CSCC(d)	-	Second-line cervical cancer(e)		-	Independent data monitoring committee conducted an interim analysis for overall survival in a Phase 3 NSCLC trial, and recommended trial continue as planned	-	Report results from Phase 3 study in cervical cancer (first half 2021)
			-	Neoadjuvant CSCC	-	Adjuvant CSCC
										-	Interim analysis of overall survival from Phase 3 NSCLC monotherapy study (2020)
REGN1979 Bispecific antibody targeting CD20 and CD3	-	Certain B-cell malignancies(c)	-	B-cell non-Hodgkin lymphoma ("B-NHL") (potentially pivotal study)				-	Reported updated results from Phase 1 trial in B-cell malignancies	-	Report updated results from initial study in certain B-cell malignancies (2020)
								-	Continued to expand potentially pivotal Phase 2 program with different subtypes of NHL	-	Continue to expand potentially pivotal Phase 2 study (2020)
REGN5458(a) Bispecific antibody targeting BCMA and CD3	-	Multiple myeloma						-	Reported positive preliminary results from Phase 1 trial in multiple myeloma	-	Report updated results from initial study in multiple myeloma (2020)
REGN5459(a) Bispecific antibody targeting BCMA and CD3	-	Multiple myeloma
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	-	Platinum-resistant ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	-	Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	-	MET-altered advanced NSCLC
REGN3767(f) Antibody to LAG-3	-	Solid tumors and advanced hematologic malignancies

Clinical Program (continued)	Phase 1		Phase 2		Phase 3	Regulatory Review(i)		2019 and 2020 Events to Date		Select Upcoming Milestones

Cardiovascular/Metabolic Diseases

Praluent (alirocumab)(a) Antibody to PCSK9				-	Homozygous familial hypercholesterolemia ("HoFH")(c) in adults and pediatrics		-	Approved by EC for a new indication to reduce cardiovascular risk in adults with established ASCVD	-	Report results from Phase 3 study in HoFH and submit sBLA (2020)
				-	HeFH in pediatrics		-	Approved by FDA for a new indication to reduce the risk of heart attack, stroke and unstable angina requiring hospitalization in adults with established CV disease
							-	Approved by FDA for treatment of adults with primary hyperlipidemia (including HeFH) to reduce low-density lipoprotein cholesterol ("LDL-C")
Evinacumab(f) (REGN1500) Antibody to ANGPTL3		-	Refractory hypercholesterolemia (both HeFH and non-FH)	-	HoFH(c)(d)		-	Reported positive top-line results from Phase 3 trial in HoFH	-	Submit BLA and Marketing Authorization Application ("MAA") for HoFH (2020)
		-	Severe hypertriglyceridemia
Pozelimab(f) (REGN3918) Antibody to C5		-	Paroxysmal nocturnal hemoglobinuria ("PNH")(c)				-	Reported positive top-line results from Phase 2 trial in PNH	-	Initiate combination program with Alnylam's cemdisiran (second half 2020)
									-	Initiate Phase 3 program in PNH (second half 2020)
Garetosmab(f) (REGN2477) Antibody to Activin A		-	Fibrodysplasia ossificans progressiva ("FOP")(c)(e) (potentially pivotal study)				-	Reported results from Phase 2 study in FOP	-	Discuss regulatory submission for FOP with regulatory authorities (first half 2020)
REGN4461(f) Agonist antibody to leptin receptor ("LEPR")		-	Generalized lipodystrophy(e)

Clinical Program (continued)	Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2019 and 2020 Events to Date		Select Upcoming Milestones
Pain

Fasinumab(b)(f) (REGN475) Antibody to NGF				-	Osteoarthritis pain of the knee or hip(e)					-	Report results from Phase 3 studies in osteoarthritis pain of the knee or hip (mid-2020)
REGN5069 Antibody to GFRα3		-	Osteoarthritis pain of the knee(e)							-	Report results from Phase 2 study in osteoarthritis pain of the knee (second half 2020)

Infectious Diseases

REGN-EB3(f)(g) (REGN3470-3471-3479) Multi-antibody therapy to Ebola virus infection ("Ebola")						-	Ebola (U.S.)(c)(d)(j)	-	Investigational trial in the Democratic Republic of Congo was stopped early based on data showing that REGN-EB3 was superior to ZMapp in preventing death	-	Complete rolling BLA submission for Ebola (first half 2020)

Note 1: For purposes of the table above, a program is classified in Phase 1, 2, or 3 clinical development after recruiting for the corresponding study or studies has commenced
Note 2: We have discontinued further clinical development of REGN4659, an antibody to CTLA4, which was previously being studied in advanced NSCLC
(a) In collaboration with Sanofi
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

(g) We and the Biomedical Advanced Research Development Authority ("BARDA") of the U.S. Department of Health and Human Services ("HHS") are parties to agreements whereby HHS provides certain funding to support research, development, and manufacturing of these antibodies.

(h) Studied as monotherapy and in combination with other antibodies and treatments
(i) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(j) Included as part of the Extension Phase of a trial coordinated by World Health Organization

Additional Information - Marketed Products Studied in Additional Indications and Product Candidates in Late-Stage Clinical Development
EYLEA
EYLEA is a soluble fusion protein that acts as a vascular endothelial growth factor ("VEGF") inhibitor, formulated as an injection for the eye. It is designed to block the growth of new blood vessels and decrease the ability of fluid to pass through blood vessels (vascular permeability) in the eye by blocking VEGF-A and PLGF, two growth factors involved in angiogenesis.
Dupixent (dupilumab)
Dupixent is a fully-human monoclonal antibody that inhibits the signaling pathway of IL-4 and IL-13. Data from Dupixent clinical trials have shown that IL-4 and IL-13 are key drivers of the type 2 inflammation that plays a major role in atopic dermatitis, asthma, and CRSwNP, as well as other immunological and inflammatory diseases.
Kevzara (sarilumab)
Kevzara is a fully-human monoclonal antibody that binds specifically to the IL-6 receptor and inhibits IL-6-mediated signaling. IL-6 is a signaling protein produced in increased quantities in patients with RA and has been associated with disease activity, joint destruction, and other systemic problems.
Libtayo (cemiplimab) and REGN1979
Regeneron is developing a diverse and comprehensive oncology portfolio, including Libtayo, which is being studied as monotherapy and in combination with other anti-cancer agents in various indications.

Libtayo is a fully-human monoclonal antibody targeting the immune checkpoint receptor PD-1. The PD-1/PD-L1 immune checkpoint pathway has emerged as a major mechanism by which cancers evade immune destruction. Libtayo is also being studied by other companies in combination with their proprietary assets.

REGN1979 is an investigational bispecific monoclonal antibody designed to bridge T-cells and tumor cells. It is designed to trigger tumor killing by binding to both a protein expressed on B-cell cancers (CD20) and a component of the T-cell receptor ("TCR") complex (CD3). At the tumor site, it activates T-cells by engaging their CD3 molecules and promotes T-cell mediated killing of the cancer cells.
Praluent (alirocumab)
Praluent is a fully-human monoclonal antibody that inhibits the binding of PCSK9 to the LDL receptor. Through inhibiting PCSK9, Praluent increases the number of available LDL receptors on the surface of liver cells to clear LDL, which lowers LDL cholesterol levels in the blood.
Evinacumab
Evinacumab is an investigational, fully-human monoclonal antibody that specifically binds to and blocks ANGPTL3. ANGPTL3 plays a key role in regulating plasma lipid levels, including triglycerides, LDL cholesterol, and HDL cholesterol, through inhibition of lipase enzymes (lipoprotein lipase and endothelial lipase).
Pozelimab
Pozelimab is an investigational, fully-human monoclonal antibody designed to block complement factor C5 and prevent the destruction of red blood cells that cause the symptoms of PNH and other diseases mediated by abnormal complement pathway activity. PNH is an ultra-rare, chronic, life-threatening disease where genetic mutations cause hemolysis, resulting in a range of symptoms including fatigue, shortness of breath, and blood clots. Pozelimab binds with high affinity to wild-type and variant human C5 and blocks its activity.
Garetosmab
Garetosmab is an investigational, fully-human monoclonal antibody that binds and neutralizes Activin A, which is required for the development of additional bone outside the normal skeleton in patients with the ultra-rare genetic disorder, FOP. The abnormal bone formation in soft tissue outside of the normal skeleton, a process known as heterotopic ossification, leads to loss of mobility and premature death in FOP patients. Garetosmab reduces the formation of heterotopic bone lesions by neutralizing the Activin A protein.

Fasinumab
Fasinumab is an investigational, fully-human monoclonal antibody that targets NGF, a protein that plays a central role in the regulation of pain signaling. NGF expression is elevated in many acute and chronic pain conditions and NGF blockade has demonstrated efficacy in clinical trials. Targeting NGF is a potential new way to manage pain without resorting to opioids.
REGN-EB3
REGN-EB3 is an investigational cocktail of three fully-human monoclonal antibodies that each bind to the Ebola virus at different points, which may serve to increase efficacy, reduce the development of viral sequences that lead to resistance, and potentially enable utility in future outbreaks as viruses continue to evolve. REGN-EB3 is being developed, tested, and manufactured through contracts awarded in 2015 and 2017 by BARDA, under the Assistant Secretary for Preparedness and Response within the U.S. Department of Health and Human Services.
Other Programs
Our preclinical research programs include the areas of oncology/immuno-oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain and neurobiology, cardiovascular diseases, infectious diseases, and diseases related to aging.
Research and Development Technologies
Many proteins that play an important role in biology and disease are secreted by cells or located on the cell surface. Moreover, cells communicate through secreted factors and surface molecules. Our scientists have developed two different technologies to make protein therapeutics that potently and specifically block, activate, or inhibit the action of specific cell surface or secreted molecules. The first technology fuses receptor components to the constant region of an antibody molecule to make a class of drugs we call "Traps". EYLEA, ZALTRAP, and ARCALYST are drugs generated using our Trap technology. VelociSuite is our second technology platform, which is used for discovering, developing, and producing fully human antibodies that can address both secreted and cell-surface targets.
VelociSuite
VelociSuite consists of VelocImmune®, VelociGene®, VelociMouse®, VelociMab®, Veloci-Bi®, VelociT™, and other related technologies. The VelocImmune mouse platform is utilized to produce fully human antibodies. VelocImmune was generated by leveraging our VelociGene technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or "humanized," with corresponding human immune gene loci. VelocImmune mice can be used efficiently to generate fully human antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical and clinical development.
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
Our VelociMouse technology platform allows for the direct and immediate generation of genetically altered mice from embryonic stem cells ("ES cells"), thereby avoiding the lengthy process involved in generating and breeding knockout mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission. Furthermore, mice developed using our VelociMouse technology are suitable for direct phenotyping or other studies. We have also developed our VelociMab platform for the rapid screening of antibodies and rapid generation of expression cell lines for our Traps and our VelocImmune human antibodies.
We have utilized our VelociSuite technologies to develop a class of potential drug candidates, known as bi-specific antibodies. Veloci-Bi allows for the generation of full-length bi-specific antibodies similar to native antibodies that are amenable to production by standard antibody manufacturing techniques, and are likely to have favorable antibody-like pharmacokinetic properties. In the area of immunotherapies in oncology, we are exploring the use of bi-specific antibodies that target tumor antigens and the CD3 receptor on T-cells to harness the oncolytic properties of T-cells. Our first such CD3 bi-specific antibody, REGN1979, targets CD20. We are exploring additional indications and applications for our bi-specific technologies, such as other CD3 bi-specific antibodies to MUC16 (REGN4018) and BCMA (REGN5458 and REGN5459), as well as a new class of CD28 co-stimulatory bi-specifics, including an antibody that targets PSMA (REGN5678).
The VelociT mouse extends our research and drug discovery capabilities into cell-mediated immunity and therapeutic TCRs for oncology and other indications. VelociT was developed by using our VelociGene technology to humanize genes encoding TCRa and TCRb variable sequences, CD4 and CD8 co-receptors, β2m, and class-I and -II major histocompatibility complexes. As a result, VelociT mice generate fully human TCRs, providing for customized modeling of T-cell function in different diseases and a powerful platform for the discovery of unique TCR-based therapies.
Regeneron Genetics Center®
Regeneron Genetics Center ("RGC"), a wholly owned subsidiary of Regeneron Pharmaceuticals, Inc., leverages de-identified clinical, genomic, and molecular data from human volunteers to identify medically relevant associations in a blinded fashion designed to preserve patients' privacy. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process. RGC is undertaking multiple approaches, including large population-based efforts as well as family- and founder-based approaches. RGC utilizes laboratory automation and innovative approaches to cloud computing to achieve high-quality throughput.
Central to the work of RGC is a collaboration with the Geisinger Health System of Pennsylvania. Geisinger collects samples from consented patient volunteers, while RGC performs sequencing and genotyping to generate de-identified genomic data. In addition, RGC has expanded on its foundational population-based collaboration with Geisinger with a growing number of other organizations worldwide.
In addition, RGC has formed a consortium to fund the generation of genetic exome sequence data from 500,000 volunteer participants who make up the UK Biobank health resource. The current members of the consortium consist of AbbVie Inc., Alnylam Pharmaceuticals Inc., AstraZeneca PLC, Biogen Inc., Pfizer Inc., Millennium Pharmaceuticals, Inc. (a subsidiary of Takeda Pharmaceutical Company Unlimited), and Bristol-Myers Squibb. The consortium members have each committed up to $10.0 million in funding for Regeneron to sequence the UK Biobank's samples, which is performed at the RGC facility. Consortium members have a limited period of exclusive access to the sequencing data before the data are made available to other health researchers by UK Biobank.
Researchers from the RGC discovered a potential new therapeutic target to reduce the risk of chronic liver disease and progression to more advanced stages of disease, such as nonalcoholic steatohepatitis ("NASH"), by analyzing extensive genetic sequencing data linked with electronic health records. In 2018, we announced a publication describing this discovery in the New England Journal of Medicine, which identified for the first time a variant in the HSD17B13 gene that is associated with reduced risk of, or protection from, various chronic liver diseases for which there are currently no approved therapeutics. We are collaborating with Alnylam to discover RNA interference ("RNAi") therapeutics for NASH and potentially other related diseases.
Collaboration Agreements
Collaborations with Sanofi
Antibody
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Praluent, Kevzara, and REGN3500 (the "Antibody Collaboration"). Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. All other agreed-upon development costs incurred by both companies are funded 100% by Sanofi. We are obligated to reimburse Sanofi for 50% of worldwide development expenses that were fully funded by Sanofi and 30% of shared Phase 3 trial-related costs based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs.
In January 2018, we and Sanofi entered into a letter agreement (the "Letter Agreement") amending the LCA in connection with, among other matters, the allocation of additional funds to certain proposed activities relating to dupilumab and REGN3500 (collectively, the "Dupilumab/REGN3500 Eligible Investments"). Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to an aggregate of 600,000 shares (of which 495,948 currently remains available) of our Common Stock directly or indirectly owned by Sanofi. Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement.

Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We have exercised our option to co-commercialize Dupixent, Praluent, and Kevzara in the United States, and have exercised our option to co-commercialize Dupixent in certain countries outside the United States. We currently anticipate commencing co-commercialization of Dupixent outside the United States at the end of 2020. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive up to an aggregate of $250.0 million in milestone payments upon achievement of specified aggregate annual sales of antibodies (subject to this agreement) outside the United States on a rolling twelve-month basis. The Company will be entitled to receive the first sales milestone payment from Sanofi, in the amount of $50.0 million, when such sales outside the United States exceed $1.0 billion.
In December 2019, we and Sanofi announced our intent to restructure the Antibody Collaboration for Kevzara and Praluent and enter into a royalty-based arrangement. Under the proposed terms of the agreement, Sanofi is expected to gain sole global rights to Kevzara and sole rights to Praluent outside of the United States. Regeneron is expected to gain sole U.S. rights to Praluent. Under the proposed terms, each party will be solely responsible for funding development and commercialization expenses in their respective territories. In connection with the proposed agreement, the Company has eliminated certain commercialization activities and related headcount. The proposed agreement, which is expected to be finalized in the first quarter of 2020, will not impact the companies' existing collaboration relating to Dupixent and REGN3500.
Immuno-Oncology
We are collaborating with Sanofi on the development and commercialization of antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Amended and Restated Immuno-oncology Discovery and Development Agreement (the "Amended IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement (the "IO License and Collaboration Agreement").
Effective December 31, 2018, the Company and Sanofi entered into the Amended IO Discovery Agreement, which narrowed the scope of the existing discovery and development activities conducted by the Company ("IO Development Activities") under the original 2015 Immuno-oncology Discovery and Development Agreement (the "2015 IO Discovery Agreement") to developing therapeutic bispecific antibodies targeting (i) BCMA and CD3 (the "BCMAxCD3 Program") and (ii) MUC16 and CD3 (the "MUC16xCD3 Program") through clinical proof-of-concept. The Amended IO Discovery Agreement provided for Sanofi's payment of $461.9 million to the Company as consideration for (x) the termination of the 2015 IO Discovery Agreement, (y) the prepayment for certain IO Development Activities regarding the BCMAxCD3 Program and the MUC16xCD3 Program, and (z) the reimbursement of costs incurred by the Company under the 2015 IO Discovery Agreement during the fourth quarter of 2018.
Under the terms of the Amended IO Discovery Agreement, the Company is required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million (the "BCMAxCD3 Program Costs Cap") and (ii) the MUC16xCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $50.0 million (the "MUC16xCD3 Program Costs Cap"); provided that under certain circumstances, Sanofi will have the option to increase the MUC16xCD3 Program Costs Cap to $70.0 million by making a payment to the Company in the amount of $20.0 million.
Pursuant to the Amended IO Discovery Agreement, we are primarily responsible for conducting the IO Development Activities (other than certain clinical trials that may be funded separately by Sanofi), including antibody development, preclinical activities, toxicology studies, manufacture of clinical supplies, filing of Investigational New Drug Applications ("INDs"), and clinical development through proof-of-concept. We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the Amended IO Discovery Agreement from our share of profits from commercialized IO Collaboration products.
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
Under the terms of the IO License and Collaboration Agreement, the parties are also co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting PD-1. We have principal control over the development of Libtayo, and the parties share equally, on an ongoing basis, development and commercialization expenses for Libtayo. Under the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to Libtayo development costs for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to an aggregate of 800,000 shares (of which 373,880 currently remains available) of our Common Stock directly or indirectly owned by Sanofi.
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
Collaboration with Bayer
EYLEA outside the United States
Since 2006, we and Bayer have been parties to a license and collaboration agreement for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer collaborate on, and share the costs of, the development of EYLEA. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, we are entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales through 2021, and thereafter, the companies will share equally in profits and losses from the sales of EYLEA.
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
Collaboration with Teva
Fasinumab
In 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. As of December 31, 2019, we had earned an aggregate of $120.0 million of development milestones from Teva, and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Collaboration with Alnylam
In April 2019, we and Alnylam Pharmaceuticals, Inc. entered into a global, strategic collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. The collaboration is governed by a Master Collaboration Agreement (the "Master Agreement") (including the form of a License Agreement and a Co-Commercialization Collaboration Agreement). Under the terms of the Master Agreement, we made an up-front payment of $400.0 million to Alnylam. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to $200.0 million in clinical proof-of-principle milestones for eye or CNS programs.
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

Manufacturing
We currently manufacture bulk drug materials and products at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland. These facilities consist of owned and leased research, manufacturing, office, laboratory, and warehouse space. In addition, during 2020, we expect to continue the construction of a fill/finish facility in Rensselaer, New York.
We currently have approximately 100,000 liters of cell culture capacity at our Rensselaer facility, and are approved by the FDA and other regulatory agencies to manufacture our bulk drug materials and products. In addition, we currently have approximately 130,000 liters of cell culture capacity at our Limerick facility which has received certain manufacturing approvals by regulatory agencies, including the FDA, and is in the process of further validation, as required by regulatory authorities, for the manufacture of our bulk drug materials and products.
Certain bulk drug materials and products are also manufactured by our collaborators, and certain raw materials or products necessary for the manufacture and formulation of our products and product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on our collaborators or third parties to perform packaging, filling, finishing, labeling, distribution, laboratory testing, and other services related to the manufacture of our products and product candidates, and to supply various raw materials and other products. See Part I, Item 1A. "Risk Factors - Risks Related to Manufacturing and Supply" for further information.
Among the conditions for regulatory marketing approval of a medicine is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the good manufacturing practice ("GMP") regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and by other national, federal, state, and local agencies.
Sales and Marketing
We have a New Products Marketing and Planning group, a Market Research group, and a Market Access group to evaluate commercial opportunities for our targets and drug candidates, assess the competitive environment, analyze the commercial potential of our product portfolio, and prepare for market launch of new products. These groups are fully functional to support our product and product candidates that we are independently developing and/or commercializing, and work closely with our collaborators for co-developed products to create marketing plans and forecasts and to establish and execute pre-launch market development programs.
We also have a full-service commercialization group to handle various aspects of our commercial programs. The group includes experienced professionals in the fields of marketing, communications, professional education, patient education and advocacy, reimbursement and market access, trade and distribution, commercial operations, commercial analytics, market research, and forecasting. Moreover, for our marketed products, we have hired, trained, and deployed a field-based organization including regional directors, medical specialists, and reimbursement managers, each typically with a number of years of experience in the biopharmaceutical industry in a variety of therapeutic areas including oncology, ophthalmology, inflammation, and cardiovascular. We have approximately 500 field-based employees in the United States.
Customers
We sell EYLEA and Libtayo in the United States to several distributors and specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of the product. For EYLEA and Libtayo, the distributors and specialty pharmacies generally sell the product directly to healthcare providers, whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. We had sales to two customers (Besse Medical, a subsidiary of AmerisourceBergen Corporation, and McKesson Corporation) that each accounted for more than 10% of total gross product revenue for the year ended December 31, 2019. On a combined basis, our product sales to these customers accounted for approximately 90% of our gross product revenue for the year ended December 31, 2019. We are also a party to collaboration agreements with Bayer and Sanofi, whereby our collaborator is responsible for recording product sales of EYLEA outside the United States and global sales of Dupixent, Praluent, and Kevzara, respectively (refer to "Collaboration Agreements" section above for additional information).

Competition
We face substantial competition from pharmaceutical, biotechnology, and chemical companies. Many of our competitors have substantially greater research, preclinical and clinical product development, manufacturing capabilities, and financial, marketing, and human resources than we do. Competition from smaller competitors may also be or become more significant if those competitors acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical or biotechnology companies. Even if we are able to commercialize additional product candidates, one or more of our competitors may have brought a competitive product to market earlier than us or may have patent protection that dominates or adversely affects our activities or products. Our ability to compete depends, to a great extent, on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale is based on efficacy, safety, reliability, availability, price, patent position, and other factors.
Marketed Products
The table below provides an overview of the current competitive landscape for the key products marketed by us and/or our collaborators under our collaboration agreements with them in such products' currently approved indications. The table below is provided for illustrative purposes only and is not exhaustive. For additional information regarding the substantial competition these marketed products face, including potential future competition from product candidates in clinical development, see also Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition."

Marketed Product	Competitor Product	Competitor	Indication	Territory(1)
EYLEA	Lucentis® (ranibizumab)	Novartis AG and Genentech/Roche	Wet AMD, DME, macular edema following RVO (including CRVO and BRVO), diabetic retinopathy, mCNV, and ROP	Worldwide
	Avastin® (bevacizumab) (off-label and repackaged)	Genentech/Roche	Wet AMD, DME, and macular edema following RVO	Worldwide
	Beovu® (brolucizumab)	Novartis	Wet AMD	United States
	Ozurdex® (dexamethasone intravitreal implant)	Allergan, PLC	DME, RVO	Worldwide
	Iluvien® (fluocinolone acetonide intravitreal implant)	Alimera Sciences, Inc.	DME	Worldwide
	Conbercept	Chengdu Kanghong Pharmaceutical Group Co., Ltd.	Wet AMD, mCNV	China
Dupixent	Eucrisa® (crisaborole)	Pfizer	Mild-to-moderate atopic dermatitis	United States
	Xolair® (omalizumab)	Roche/Novartis	Asthma	Worldwide
	Nucala® (mepolizumab)	GlaxoSmithKline ("GSK")	Asthma	Worldwide
	Cinqair® (reslizumab)	Teva	Asthma	United States, EU
	Fasenra® (benralizumab)	AstraZeneca	Asthma	Worldwide
Libtayo	Keytruda® (pembrolizumab)	Merck & Co., Inc.	Various cancers	Worldwide
	Opdivo® (nivolumab)	Bristol-Myers Squibb	Various cancers	Worldwide
	Tecentriq® (atezolizumab)	Roche	Various cancers	Worldwide
	Imfinzi® (durvalumab)	AstraZeneca	Various cancers	Worldwide
	Bavencio® (avelumab)	Pfizer/Merck KGaA	Various cancers	Worldwide
Praluent	Repatha® (evolocumab)	Amgen	(1) Reduce the risk of myocardial infarction, stroke, and coronary revascularization in adults with established cardiovascular disease, (2) primary hyperlipidemia, and (3) HoFH	Worldwide
Kevzara	Actemra® (tocilizumab)	Genentech/Roche/ Chugai Pharmaceutical Co., Ltd.	Rheumatoid arthritis	Worldwide
	Orencia® (abatacept)	Bristol-Myers Squibb	Rheumatoid arthritis	Worldwide
	Xeljanz® (tofacitinib)	Pfizer	Rheumatoid arthritis	Worldwide
	Olumiant® (baricitinib)	Eli Lilly/Incyte	Rheumatoid arthritis	Worldwide
	Rinvoq® (upadacitinib)	AbbVie	Rheumatoid arthritis	Worldwide

(1) This table focuses primarily on the United States, EU, and Japan. "Worldwide" indicates that the relevant product is approved in at least the United States, EU, and Japan.

Antibodies in Development
Our antibody-based clinical candidates in development are all fully-human antibodies which were generated using our VelocImmune technology. Our antibody generation technologies and clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies. Numerous other companies are developing therapeutic antibody products. Companies have generated therapeutic products that are currently in development or on the market that are derived from recombinant DNA that comprise human antibody sequences. We are also aware of several companies developing or marketing small molecules that may compete with our antibody product candidates in various indications, if such product candidates obtain regulatory approval in those indications.
For additional information regarding our antibody programs and the substantial competition they face, see also Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition."
Other Areas
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
Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights"; and Note 16 to our Consolidated Financial Statements). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. We hold an ownership interest in a number of issued patents in the United States and foreign countries with respect to our products and technologies. In addition, we hold an ownership interest in thousands of patent applications in the United States and foreign countries.
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
The following table describes our U.S. patents and European patents ("EP") that we currently consider of primary importance to our marketed products, including the territory, patent number, general subject matter class, and expected expiration dates. The noted expiration dates include any patent term adjustments. Certain of these patents may also be entitled to term extensions. We continue to pursue additional patents and patent term extensions in the United States and other jurisdictions covering various aspects of our products that may, if issued, extend exclusivity beyond the expiration of the patents listed in the table below. One or more patents with the same or earlier expiry date may fall under the same "general subject matter class" for certain products and are not separately listed.

Product	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
EYLEA	aflibercept	US	7,070,959	Composition of Matter	June 16, 2023*
		US	8,092,803	Formulation	June 21, 2027
		US	9,254,338	Methods of Treatment	May 22, 2032
		US	10,406,226	Method of Manufacturing	March 22, 2026
		EP	1183353	Composition of Matter	May 23, 2020**
		EP	1183353	Supplementary Protection Certificate	(May 23, 2025)**
		EP	2364691	Formulation	June 14, 2027
		EP	1544299	Methods of Treatment	May 23, 2020
Dupixent***	dupilumab	US	7,608,693	Composition of Matter	March 28, 2031****
		US	8,945,559	Formulation	October 17, 2032
		US	8,075,887	Methods of Treatment	April 17, 2028
		US	8,337,839	Methods of Treatment	October 2, 2027
		US	9,290,574	Methods of Treatment	July 10, 2034
		US	9,574,004	Methods of Treatment	December 22, 2033
		EP	2356151	Composition of Matter	October 27, 2029**
		EP	2356151	Supplementary Protection Certificate	(September 28, 2032)**
Libtayo	cemiplimab	US	9,987,500	Composition of Matter	September 18, 2035
Praluent***	alirocumab	US	8,062,640	Composition of Matter	December 15, 2029
		US	10,023,654	Composition of Matter	December 15, 2029
		US	10,472,425	Formulation	July 27, 2032
		US	8,357,371	Methods of Treatment	December 21, 2029
		US	9,550,837	Methods of Treatment	December 15, 2029
		US	9,724,411	Methods of Treatment	January 15, 2031
		EP	2358756	Composition of Matter	December 15, 2029**
		EP	2358756	Supplementary Protection Certificate	(September 25, 2030)**
Kevzara	sarilumab	US	7,582,298	Composition of Matter	January 4, 2028
		US	10,072,086	Formulation	September 19, 2031
		US	8,080,248	Methods of Treatment	June 1, 2027
		US	8,568,721	Methods of Treatment	June 1, 2027
		EP	2041177	Composition of Matter	June 1, 2027**
		EP	2041177	Supplementary Protection Certificate	(June 1, 2032)**
		EP	2766039	Methods of Treatment	October 10, 2032

* A patent term extension has been granted by the U.S. Patent and Trademark Office, extending the original patent term (May 23, 2020), insofar as it covers EYLEA, to June 16, 2023.
** Supplementary protection certificates ("SPCs") are pending and/or have been granted in various European countries, extending the original patent terms in those countries, where granted, to the applicable dates indicated in parentheses.

*** See Note 16 to our Consolidated Financial Statements for information regarding the patent infringement proceedings relating to Dupixent and Praluent.
**** A patent term extension has been granted by the U.S. Patent and Trademark Office, extending the original patent term (October 2, 2027), insofar as it covers Dupixent, to March 28, 2031.

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
Defense and enforcement of our intellectual property rights is expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights"; and Note 16 to our Consolidated Financial Statements).
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
Preclinical Requirements
The activities required before a product candidate may be marketed in the United States begin with preclinical tests. Preclinical tests include laboratory evaluations and animal studies to assess the potential safety and efficacy of the product candidate and its formulations. Certain preclinical trials must comply with the FDA's Good Laboratory Practice requirements ("GLPs") and the U.S. Department of Agriculture's Animal Welfare Act. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed by the FDA before proposed clinical testing can begin. In other countries, the data are reviewed by regulatory authorities as part of clinical trial applications. The FDA or other regulatory authorities may ask for additional data in order to begin a clinical study.
Product Approval
All of our product candidates require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. The structure and substance of the FDA and foreign pharmaceutical regulatory practices may evolve over time. The ultimate outcome and impact of such developments cannot be predicted.

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
Adverse-event reporting and submission of periodic reports are required following marketing approval. The FDA requires BLA holders to employ a system for obtaining and reviewing safety information, adverse events, and product complaints associated with each drug and to submit safety reports to the FDA, with expedited reporting timelines in certain situations. Based on new safety information after approval, the FDA can, among other things, mandate product labeling changes, require new post-marketing studies, impose or modify a risk evaluation and mitigation strategy for the product, or suspend or withdraw approval of the product. We may be subject to audits by the FDA and other regulatory authorities to ensure that we are complying with the applicable requirements.

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
Pricing and Reimbursement
Sales in the United States of our marketed products are dependent, in large part, on the availability and extent of reimbursement from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of our marketed products in other countries are dependent, in large part, on coverage and reimbursement mechanisms and programs administered by health authorities in those countries. See Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payors, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition."
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
Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services ("CMS"), the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if average manufacture price increases more than inflation (measured by reference to the Consumer Price Index - Urban). If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters. The federal Patient Protection and Affordable Care Act (the "PPACA") made significant changes to the Medicaid Drug Rebate program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA.
Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or consist of certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers, including us, are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information is used by CMS to calculate Medicare payment rates.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service's 340B drug pricing program (the "340B program") in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. Covered entities include hospitals that serve a disproportionate share of financially needy patients, community health clinics, and other entities that receive certain types of grants under the Public Health Service Act. The PPACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempts "orphan drugs" from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement.
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the new regulation. Any charge by HRSA that we have violated the requirements of the regulation could result in civil monetary penalties. HRSA also implemented a new price reporting system during the first quarter of 2019, under which manufacturers are now required to report their 340B ceiling prices to HRSA on a quarterly basis. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the U.S. Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program. FSS participation is required for our products to be purchased by the VA, Department of Defense ("DoD"), Coast Guard, and Public Health Service ("PHS"). Prices for innovator drugs purchased by the VA, DoD, Coast Guard, and PHS are subject to a cap (known as the "Federal Ceiling Price") equal to 76% of the annual non-federal average manufacturer price ("non-FAMP") minus, if applicable, an additional discount. The additional discount applies if non-FAMP increases more than inflation (measured by reference to the Consumer Price Index - Urban). We also participate in the Tricare Retail Pharmacy Program, under which we pay quarterly rebates to DoD for prescriptions of our innovator drugs dispensed to Tricare beneficiaries through Tricare Retail network pharmacies. The governing statute provides for civil monetary penalties for failure to provide information timely or for knowing submission of false information to the government.
Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, for 2020, manufacturers, including us, are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design.
Private payor healthcare and insurance providers, health maintenance organizations, and pharmacy benefit managers in the United States are adopting more aggressive utilization management techniques and are increasingly requiring significant discounts and rebates from manufacturers as a condition to including products on formulary with favorable coverage and copayment/coinsurance. As a consequence, these payors may not cover or adequately reimburse for use of our products or may do so at levels that disadvantage them relative to competitive products.
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
In the United States, there are federal and state privacy laws that regulate specific categories of personal data. The information privacy laws address state and federal health information, consumer protection, and children's personal data. There are also data protection laws that govern data breach notification and information security. Most health care providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. To the extent we collect California resident personal data for marketing activities, we are also subject to the California Consumer Privacy Act of 2018 (the "CCPA"). The CCPA became effective on January 1, 2020 and provides California residents with certain rights concerning the use of their personal data. The obligations to comply with the CCPA require us, among other things, to update our notices and develop new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with the CCPA. Outside the United States, our clinical trial programs and research collaborations implicate international data protection laws, including the General Data Protection Regulation ("GDPR") in the EU. The GDPR became effective on May 25, 2018, increasing our responsibility and liability in relation to the processing of personal data of EU subjects. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data and samples from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may promulgate national privacy laws that impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised. See Part I, Item 1A. "Risk Factors - Regulatory and Litigation Risks - We face potential liability related to the personal information we collect from individuals, data brokers, or research institutions or obtain from clinical trials sponsored by us or our collaborators."
In addition to the foregoing, our present business is, and our future business may be, subject to regulation under the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions, and other current and potential future local, state, federal, and foreign regulations.
Business Segments
We manage our business as one segment which includes all activities related to the discovery, development, and commercialization of medicines for the treatment of serious diseases. For financial information related to our one segment, see Part II, Item 6. "Selected Financial Data" and our Consolidated Financial Statements and related notes.
Employees
As of December 31, 2019, we had approximately 8,100 full-time employees. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. Our management considers its relations with our employees to be good.
Corporate Information
We were incorporated in the State of New York in 1988 and publicly listed in 1991. Our principal executive offices are located at 777 Old Saw Mill River Road, Tarrytown, New York 10591, and our telephone number at that address is (914) 847-7000.
We make available free of charge on or through our Internet website (http://www.regeneron.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").
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
ITEM 1A. RISK FACTORS
We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results, and financial condition. The risks described below include forward-looking statements, and actual events and our actual results may differ materially from these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, prospects, operating results, and financial condition. Furthermore, additional risks and uncertainties are described under other captions in this report and should also be considered by our investors. For purposes of this section, references to our products encompass products marketed by us and/or our collaborators under our collaboration agreements with them, unless otherwise stated or required by the context.
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the years ended December 31, 2019 and 2018, EYLEA net sales in the United States represented 59% and 61% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.

If we or our collaborators are unable to continue to successfully commercialize our products, our business, prospects, operating results, and financial condition will be materially harmed.
We expect that the degree of commercial success of our marketed products will continue to depend on many factors, including the following (as applicable):

•	effectiveness of the commercial strategy in and outside the United States for the marketing of our products, including pricing strategy;

•
sufficient coverage of, and reimbursement for, our marketed products by third-party payors, including Medicare and Medicaid in the United States and other government and private payors in the United States and foreign jurisdictions, as well as U.S. and foreign payor restrictions on eligible patient populations and the reimbursement process (including drug price control measures that may be introduced in the United States by various federal and state authorities);

•
our ability and our collaborators' ability to maintain sales of our marketed products in the face of competitive products and to differentiate our marketed products from competitive products, including as applicable product candidates currently in clinical development; and, in the case of EYLEA, the existing and potential new competition for EYLEA (discussed further under "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" below) and the willingness of retinal specialists and patients to start or continue treatment with EYLEA or to switch from another product to EYLEA;

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

•
the outcome of the pending patent infringement proceedings relating to Dupixent and Praluent (described further in Note 16 to our Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);

•	the outcome of the pending government investigations described in Note 16 to our Consolidated Financial Statements included in this report;

•
the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so; and

•
the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including price reporting and other disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescribing practices and payor coverage.

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
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the products we or they commercialize for the products' currently approved indications in the United States, EU, and other countries where such products are approved. If we or our collaborators fail to maintain regulatory compliance for such products' currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies, or for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.
Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payors, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition.
Sales of our marketed products in the United States are dependent, in large part, on the availability and extent of reimbursement from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of our marketed products in other countries are dependent, in large part, on similar reimbursement mechanisms and programs in those countries.
Our future revenues and profitability will be adversely affected in a material manner if such third-party payors do not adequately defray or reimburse the cost of our marketed products to patients. If these entities do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payors cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payors more expensive for patients. Third-party payors may also require prior authorization for reimbursement, or require failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. As our currently marketed products and product candidates are biologics, bringing them to market may cost more than bringing traditional, small-molecule drugs to market due to the complexity associated with the research, development, production, supply, and regulatory review of such products. Given cost sensitivities in many health care systems, our currently marketed products and product candidates are likely to be subject to continued pricing pressures, which may have an adverse impact on our business, prospects, operating results, and financial condition.
In addition, in order for private insurance and governmental payors (such as Medicare and Medicaid in the United States) to reimburse the cost of our marketed products, we must maintain, among other things, our FDA registration and our National Drug Code, formulary approval by pharmacy benefits managers, and recognition by insurance companies and the CMS. There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage, as discussed further below) of our current and future marketed products, which may have a material adverse effect on our business.
Government and other third-party payors (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria, such as step therapy (i.e., requiring the use of less costly medications before more costly medications are approved for coverage). Some states are also considering legislation that would control the prices and reimbursement of prescription drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our marketed products.
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration's prior budget proposals (including the proposal for fiscal year 2020) contained drug price control measures that may be subsequently rolled into the budget proposal for fiscal year 2021 and could be enacted during the 2021 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA); to allow some states to negotiate drug prices under Medicaid; and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has been soliciting feedback on some of these measures and may implement others impacting our business under its existing authority. CMS has also recently sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. In addition, since January 1, 2019, CMS has allowed Medicare Advantage ("MA") plans to use step therapy for Part B drugs (such as EYLEA).  On October 25, 2018, President Trump announced that CMS was evaluating a program that proposes to set the Medicare payment amount for Part B single-source drugs and biologics to more closely align with international drug prices (also referred to as reference or international price index ("IPI") drug pricing) and pay physicians and hospitals participating in such program a set drug add-on payment for administered drugs. CMS also issued an advance notice of proposed rulemaking that requested public comment on the proposed program, which is contemplated to initially cover fifty percent of Medicare Part B spending on separately payable Part B drugs (such as EYLEA), with the IPI-based price for each such drug to be phased in over a period of five years; notice of proposed rulemaking on this program is pending review by the Office of Management and Budget. In addition, in July 2019, President Trump indicated that his administration was considering an executive order to establish a "most favored nation" pricing plan. While the scope and details of this contemplated executive action (including whether and how its mechanism may differ from that of the proposed IPI drug pricing program discussed above) are not clear, this seems to signal that the U.S. administration will continue to seek new measures to constrain drug costs and Medicare payments for drugs. Similarly, various members of the current U.S. Congress and potential 2020 presidential candidates have indicated that lowering drug prices continues to be a legislative and political priority, and some have introduced proposals aimed at drug pricing. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including based on the proposals and initiatives described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
In addition, pharmacy benefit management companies often develop formularies to reduce their cost for medications. The breadth of the products covered by formularies varies considerably from one pharmacy benefit management company to another. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our marketed products. If our marketed products are not included within an adequate number of formularies, adequate reimbursement levels are not provided, the eligible insured patient population for our products is limited, or a key payor refuses to provide reimbursement for our products in a particular jurisdiction altogether, this could have a material adverse effect on our and our collaborators' ability to commercialize the applicable product.
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
The commercial success of our products and product candidates is subject to significant competition.
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
EYLEA faces significant competition in the marketplace. For example, EYLEA competes in one or more of its approved indications with other VEGF inhibitors, including Novartis and Genentech/Roche's Lucentis and Novartis' Beovu. Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME and RVO, EYLEA also competes with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets (such as Ang2), as well as siRNAs that modulate gene expression. In addition, we are aware of several companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
The market for Dupixent's current and potential future indications is also competitive. In atopic dermatitis, there are several topical ointments or agents either approved or in development. In addition, a number of companies are developing antibodies against IL-13, IL-13Ra1, OX40, IL-31R, and/or IL-1alpha. Several companies are also studying JAK inhibitors for atopic dermatitis. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor or immunoglobulin E; and some of these antibodies, if approved in this indication, may also compete with Dupixent in CRSwNP. Dupixent also faces competition from orally administered small molecule agents and inhaled products in asthma and potential future indications. There are several other potentially competitive products in development that may compete with Dupixent in both the atopic dermatitis and asthma indications, as well as potential future indications, including antibodies against thymic stromal lymphopoietin (TSLP), the IL-33 ligand, or the IL-33 receptor (ST2).
Libtayo also faces significant competition. There are several competitors that are marketing and/or developing antibodies against PD-1 and/or PDL-1, including Merck's Keytruda, Bristol-Myers Squibb's Opdivo, and Roche's Tecentriq.
There is also significant actual and potential future competition for other products marketed by us and/or our collaborators under our collaboration agreements with them. For example, there are several companies that are marketing and/or developing antibodies against PCSK9 and IL-6 and/or IL-6R, which currently (or, for antibodies in development, may in the future if approved) compete with Praluent and Kevzara, respectively.
Product Candidates
Our other late-stage and earlier-stage clinical candidates in development are all fully human antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and other late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies. We are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. We are also aware of other companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects. In addition, the first product to reach the market in a therapeutic area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our collaborators, can develop our product candidates, complete the clinical trials and approval processes, and, if such product candidates are approved for marketing and sale, supply commercial quantities to the market is expected to continue to be an important competitive factor. Due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for a product against any particular target, which may have a material adverse effect on our business or future prospects.
We rely on our collaborations with Bayer and Sanofi for commercializing some of our marketed products.
While we have established our own sales and marketing organization for EYLEA in the United States for its currently approved indications, we have no sales, marketing, commercial, or distribution capabilities for EYLEA outside the United States. Under the terms of our license and collaboration agreement with Bayer (which is terminable by Bayer at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination), we rely on Bayer (and, in Japan, Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate, as in effect from time to time) for sales, marketing, and distribution of EYLEA in countries outside the United States.
In addition, under the terms of our Antibody Collaboration (which, as previously announced, is expected to be revised to give effect to a new arrangement for Praluent and Kevzara, as described further in Part I, Item 1. "Business - Collaboration Agreements - Collaborations with Sanofi" (the "Antibody Collaboration Restructuring")) and our IO Collaboration, we and Sanofi co-commercialize Dupixent and Libtayo in the United States. As a result, we rely in part on Sanofi's sales and marketing organization in the United States for these products. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of any of such products may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent in the United States. For example, Sanofi records product sales for Dupixent in the United States, serves as the Dupixent lead regulatory party (e.g., is responsible for regulatory filings and negotiations relating to it) in the United States, and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent and Libtayo in countries outside the United States. In addition, after the Antibody Collaboration Restructuring has been finalized, Sanofi is expected to obtain sole global rights to Kevzara and sole rights to Praluent outside the United States and will be solely responsible for commercialization of these products (as well as development and commercialization expenses) in the relevant jurisdictions; our rights will be limited to receiving a royalty on corresponding net product sales realized by Sanofi.
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
Even if clinical trials demonstrate the safety and effectiveness of any of our product candidates for a specific disease and the necessary regulatory approvals are obtained, the commercial success of any of our product candidates or new indications for our marketed products will depend upon, among other things, their acceptance by patients, the medical community, and third-party payors and on our and our collaborators' ability to successfully manufacture, market, and distribute those products in substantial commercial quantities or to establish and manage the required infrastructure to do so, including large-scale information technology systems and a large-scale distribution network. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Even if we obtain regulatory approval for our product candidates or new indications, if they are not successfully commercialized, we will not be able to recover the significant investment we have made in developing such products and our business, prospects, operating results, and financial condition would be severely harmed.
The commercial success of our products may also be adversely affected by guidelines or recommendations to healthcare providers, administrators, payors, and patient communities that result in decreased use of our products. Such guidelines or recommendations may be published not only by governmental agencies, but also professional societies, practice management groups, private foundations, and other interested parties.
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
We sell EYLEA, Libtayo, and ARCALYST in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the year ended December 31, 2019, our gross product sales of such products to two customers accounted on a combined basis for 90% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have an organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish commercial capabilities outside the United States as a result of any exercise of our option to co-commercialize a product outside the United States. For example, we have recently exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States. In addition, there may be other circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or our existing collaborator decides not to opt in, decides to opt out, or breaches its obligations to us with respect to a particular product.
In order to commercialize or co-commercialize any products outside the United States, we must build our sales, marketing, distribution, managerial, and other non-technical capabilities in the relevant markets or make arrangements with third parties to perform these services, which would likely be expensive and time consuming and could delay product launch or the co-commercialization of a product in one or more markets outside the United States. We cannot be certain that we will be able to successfully develop commercial capabilities outside the United States within an acceptable time frame or at all. These and other difficulties relating to commercializing our products outside the United States may severely harm our business, prospects, operating results, and financial condition.

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
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. Standard review can be accomplished in a 10-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity ("NME") New Drug Application ("NDA") and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within six months of the filing date. However, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. Even if any of our applications receives a priority review designation, we may not ultimately be able to obtain approval of our application within a time frame consistent with the FDA's stated review goals or at all, and such designation may not actually lead to a faster development or regulatory review or approval process.

The FDA enforces Good Clinical Practices ("GCPs") and other regulations through periodic inspections of trial sponsors, clinical research organizations ("CROs"), principal investigators, and trial sites. If we or any of the third parties conducting our clinical studies are determined to have failed to fully comply with GCPs, the study protocol or applicable regulations, the clinical data generated in those studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional inspections or require additional clinical studies, which would delay our development programs, require us to incur additional costs, and could substantially harm our business, prospects, operating results, and financial condition.
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
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in foreign jurisdictions. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities often also have the authority to require post-approval studies, which involve various risks similar to those described above, and may ask for additional data in order to begin a clinical study. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in foreign countries before we can market that product or any other product in those countries.
Preclinical and clinical studies required for our product candidates and new indications of our marketed products are expensive and time-consuming, and their outcome is highly uncertain. If any such studies are delayed or yield unfavorable results, regulatory approval for our product candidates or new indications of our marketed products may be delayed or become unobtainable.
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates), difficulty in enrolling and maintaining subjects in a clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to the FDA's GLPs or GCPs. A clinical trial may fail because it did not include and retain a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
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
Many of our clinical trials are conducted under the oversight of independent Data Monitoring Committees ("DMCs"). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible DMCs based on their review of such interim trial results. For example, in April 2018, the DMC monitoring the ongoing safety and efficacy of our Phase 3 clinical trials of fasinumab recommended that the higher dose-regimens be discontinued based on the risk-benefit assessment and that the program may continue with lower dose-regimens of fasinumab. As a result, the osteoarthritis trials were modified accordingly and we discontinued dosing patients in the clinical study of fasinumab in chronic low back pain in patients with concomitant osteoarthritis of the knee and hip since this study was using only higher doses. The recommended termination or material modification of any of our ongoing late-stage clinical trials by a DMC could negatively impact the future development of our product candidate(s), and our business, prospects, operating results, and financial condition may be materially harmed.
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
With respect to EYLEA, there are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to further successfully commercialize EYLEA. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like aflibercept (such as intraocular inflammation ("IOI"), sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, and retinal tear), which can cause injury to the eye and other complications. The side effects previously reported for EYLEA include conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. In addition, commercialization of EYLEA or our other products may be impacted by actions of third parties on which we rely, such as manufacturers of syringes or other devices used in the administration of our products. For example, in February 2018, we issued a letter to healthcare professionals providing updated guidance relating to reports of IOI following EYLEA injections. In this letter, we noted that while our review did not identify any association of IOI rates with the EYLEA drug itself, an association was seen with certain batches of the syringe that were included in specific lots of final packaged EYLEA kits. These and other complications or issues or side effects could harm further development and/or commercialization of EYLEA.
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
There also are risks inherent in subcutaneous injections (which are used for administering most of our antibody-based products and product candidates), such as injection-site reactions (including redness, itching, swelling, pain, and tenderness) and other side effects. These and other complications or side effects could harm further development and/or commercialization of our antibody-based products and product candidates utilizing this method of administration.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, the FDA recently approved the 2mg EYLEA pre-filled syringe, which has launched commercially. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal), as described in Note 16 to our Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or our collaborator Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent and patent infringement proceedings relating to Dupixent, as described in Note 16 to our Consolidated Financial Statements. In addition, we are currently party to patent infringement proceedings initiated by us relating to our patents that concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Note 16 to our Consolidated Financial Statements.
We are aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies; antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis with such antibodies; antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies; and antibodies to PD-1 and methods of treating cancer with such antibodies. In addition to Dupixent (dupilumab), Libtayo (cemiplimab), Praluent (alirocumab), and Kevzara (sarilumab), our late-stage antibody-based pipeline includes fasinumab, an antibody to NGF; evinacumab, an antibody to ANGPTL3; REGN-EB3, a multi-antibody therapy for Ebola; garetosmab, an antibody to Activin A; pozelimab, an antibody to C5; and REGN1979, a bispecific antibody targeting CD20 and CD3.
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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. We are aware of several companies developing biosimilar versions of EYLEA. The loss of market exclusivity for a product (such as EYLEA) would likely materially and negatively affect revenues from product sales of that product and thus our financial results and condition.
Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could adversely affect our ability to commercialize our marketed products and, if approved, our product candidates and to advance our clinical pipeline.
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our late-stage product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services, including with respect to drug-delivery devices (such as a pre-filled syringe, patch pump, auto-injector, or other delivery system). Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued

growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we have taken initial steps. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
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
If sales of our marketed products do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties or our collaborators.
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
Certain of the raw materials required in the manufacture and testing of our products and product candidates may be derived from biological sources, including mammalian tissues, bovine serum, and human serum albumin. There are certain regulatory restrictions on using these biological source materials. If we or our collaborators are required to substitute for these sources to comply with such regulatory requirements, our clinical development or commercial activities may be delayed or interrupted.
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
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, known as off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 16 to our Consolidated Financial Statements included in this report, we are cooperating with pending government investigations concerning certain of our business activities. Any adverse finding, allegation, or exercise of enforcement or regulatory discretion in such investigations could harm our business, prospects, operating results, and financial condition.
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
As a fully integrated biotechnology company with significant research and development and manufacturing operations, we are subject to extensive environmental, health, and safety laws and regulations, including those governing the use of hazardous materials. Our research and development and manufacturing activities involve the controlled use of chemicals, infectious agents (such as viruses, bacteria, and fungi), radioactive compounds, and other hazardous materials. The cost of compliance with environmental, health, and safety regulations is substantial. If an accident involving these materials or an environmental discharge were to occur, we could be held liable for any resulting damages, or face regulatory actions, which could exceed our resources or insurance coverage.
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
All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, intellectual property rights, and the framework for dispute resolution and asserting our rights against others, are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations could have a materially negative impact on our business. These include:

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
The current U.S. administration and Congress could carry out significant changes in legislation, regulation, and government policy (including with respect to the possible repeal of all or portions of the PPACA, government reimbursement changes and drug price control measures, and changes in the existing treaty and trade relationships with other countries), as evidenced by statements and actions of President Trump and certain members of Congress (including those discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payors, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition"). While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business.
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
For example, effective January 31, 2020, the United Kingdom commenced an exit from the EU, commonly referred to as "Brexit." During a transition period (set to expire on December 31, 2020), the British government will continue to negotiate the terms of the United Kingdom's future relationship with the EU. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. We have large-scale manufacturing operations in Limerick, Ireland and have also established an office in the vicinity of London. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

We may incur additional tax liabilities related to our operations.
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities that involve significant management judgment for uncertain tax positions. The Internal Revenue Service or other domestic or foreign taxing authorities may disagree with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). Recommendations by the Organization for Economic Co-operation and Development and the European Union Anti-Tax Avoidance Directive require companies to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny. Even though we regularly assess the information provided to tax authorities in determining the appropriateness of our tax reserves, such tax authorities could take a position that is contrary to our expectations, and the result could adversely affect our provision for income tax and our current rate.
We face potential liability related to the personal information we collect from individuals, data brokers, or research institutions or obtain from clinical trials sponsored by us or our collaborators.
Most U.S. health care providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with research institutions, including the Geisinger Health System, which are subject to such regulations. Regeneron is not currently classified as a covered entity or business associate under HIPAA and thus is not subject to its requirements or penalties. However, we could be prosecuted under HIPAA's criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered health care provider or research institution that has not satisfied HIPAA's requirements for disclosure of individually identifiable health information. There are instances where we collect and maintain sensitive personally identifiable information, which may include health information outside of the scope of HIPAA. This information may be received throughout the clinical trial process, in the course of our research collaborations, and directly from individuals who enroll in our patient assistance programs. In the case of a breach of personal information we may be subject to state breach notification laws requiring notification of affected individuals and state regulators.
Our patient assistance programs and product marketing activities as part of which we collect California resident personal data are subject to the CCPA. The CCPA is a consumer protection law that provides California residents with personal data privacy rights and became effective on January 1, 2020. The CCPA requires us, among other things, to update our notices and develop new processes internally and with our partners. There are fines, penalties, and a private right of action resulting from non-compliance with the CCPA. Several other U.S. states have introduced similar consumer protection laws that may go into effect in the near future.
Our clinical trial programs and research collaborations outside the U.S. (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource) implicate international data protection laws, including the European Union's GDPR. The GDPR has created a range of new compliance obligations, including increased transparency requirements and new data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the new risk of substantial financial penalties for data breach or improper processing of personal data under the GDPR. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business and could create liability for us.
Furthermore, health privacy laws, data breach notification laws, consumer protection laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals' health and other personal information. Moreover, individuals about whom we or our collaborators obtain health or other personal information, as well as the providers and third parties who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws both inside and outside the United States. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
If we or any collaborators fail to comply with applicable federal, state, local, or foreign regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators' ability to commercialize our products and could harm, prevent, or substantially increase the cost of marketing and sales of any affected products that we are able to commercialize. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
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
We rely on funding and support from Sanofi to develop, manufacture, and commercialize certain of our products and product candidates. With respect to the products that we are co-developing with Sanofi under our Antibody Collaboration (i.e., after giving effect to the Antibody Collaboration Restructuring, Dupixent and REGN3500), Sanofi funds a significant portion of development expenses incurred in connection with the development of these products. In addition, we rely on Sanofi to lead much of the clinical development efforts, assist with or lead efforts to obtain and maintain regulatory approvals, and lead the commercialization efforts for these products and product candidates.
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

If Sanofi terminates the Antibody Collaboration or the IO Collaboration or fails to comply with its payment obligations under any of our collaborations, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates that it elects to co-develop, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for products commercialized under our Antibody Collaboration or our IO Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration or the IO Collaboration would create substantial new and additional risks to the successful development and commercialization of the products subject to such collaborations, particularly outside the United States.
If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA outside the United States would be materially harmed.
We rely heavily on Bayer with respect to the commercialization of EYLEA outside the United States. Bayer is responsible for obtaining and maintaining regulatory approval outside the United States, as well as providing all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen pursuant to a Co-Promotion and Distribution Agreement, as in effect from time to time, with Bayer's Japanese affiliate. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to commercialize EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek another collaboration that might not be available on favorable terms or at all, and could cause significant issues for the commercialization of EYLEA outside the United States and result in substantial additional costs and/or lower revenues to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA outside the United States.
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
If we cannot sustain profitability, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products on an ongoing basis, including our net product sales of EYLEA and funding we receive under our collaboration agreements (including our share of profits in connection with commercialization of EYLEA and Dupixent under our collaboration agreements with Bayer and Sanofi, respectively), or from other sources, the amount, timing, nature, or source of which cannot be predicted, we may incur substantial losses again as we conduct our research and development activities, commercialize our approved products, and prepare for possible commercialization of our other product candidates and new indications of our marketed products.

We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources and borrowing availability under our revolving credit facility, together with funds generated by our current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements (including our share of profits in connection with commercialization of EYLEA and Dupixent under our collaboration agreements with Bayer and Sanofi, respectively), will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. Our expenses may increase for many reasons, including expenses in connection with the commercialization of our marketed products and the potential commercial launches of our product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing of antibody-based product candidates we are developing on our own (without a collaborator), and expenses for which we are responsible in accordance with the terms of our collaboration agreements.
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, in March 2017, we completed a $720.0 million lease financing for our existing corporate headquarters and other rentable area consisting of approximately 150 acres of predominately office buildings and laboratory space located in Tarrytown, New York, which will become due and payable in full on the five-year anniversary of the closing date unless extended with the consent of all the participants and subject to certain other conditions. Our ability to refinance or to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our late-stage product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of our marketed products, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
Changes in foreign currency exchange rates could have a material adverse effect on our operating results.
Our revenue from outside of the United States will increase as our products, whether marketed by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, euro, British pound sterling, Canadian dollar, and Australian dollar. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. Therefore, significant changes in foreign exchange rates can impact our operating results and the financial condition of our Company.
Our investments are subject to risks and other external factors that may result in losses or affect the liquidity of these investments.
As of December 31, 2019, we had $1.618 billion in cash and cash equivalents and $4.853 billion in marketable securities (including $618.8 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
The elimination of LIBOR could adversely affect our business, operating results, and financial condition.
In July 2017, the United Kingdom regulator that regulates the London Interbank Offered Rate ("LIBOR") announced its intention to phase out LIBOR rates by the end of 2021. No consensus exists as to what rate or rates may become accepted alternatives to LIBOR or whether LIBOR rates will cease to be published or supported before or after 2021. A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our outstanding variable-rate indebtedness and interest rate swaps, as well as floating-rate debt securities we hold. For example, if a published U.S. dollar LIBOR rate is unavailable after 2021, the rent payments for the leased facilities in Tarrytown, New York, which are indexed to LIBOR, will be determined using various alternative methods, any of which may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form.
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

•	large sales of our Common Stock by our executive officers, directors, or significant shareholders (or the expectation of any such sales);

•	changes in tax rates, laws, or interpretation of tax laws;

•	arrivals and departures of key personnel;

•	general market conditions;

•	our ability to repurchase our Common Stock under any share repurchase program on favorable terms or at all;

•	trading activity that results from the rebalancing of stock indices in which our Common Stock is included, or the inclusion or exclusion of our Common Stock from such indices;

•	other factors identified in these "Risk Factors"; and

•	the perception by the investment community or our shareholders of any of the foregoing factors.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2019, our five largest shareholders (including our largest shareholder Sanofi) plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 45.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2019. As of December 31, 2019, Sanofi beneficially owned 23,350,365 shares of our Common Stock, representing approximately 21.5% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time are subject to a "lock-up" and may not be sold until December 20, 2020 (other than with respect to an aggregate of up to 869,828 shares, as to which we have agreed to waive the lock-up during the term of the letter agreement with Sanofi described below under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management" and which currently remain available to be sold in accordance with the letter agreement). These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our Company. In an amendment to its Schedule 13D filed on December 9, 2019, Sanofi disclosed that, following expiration of the "lock-up," it may in its discretion dispose of or collateralize all or a portion of the Common Stock beneficially owned by it at any time or from time to time in accordance with the terms of the amended and restated investor agreement. If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market (including, in the case of Sanofi, as a result of the lock-up waiver referred to above), or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will continue to repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
Our board of directors previously authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock (of which $746.0 million remained available as of December 31, 2019). Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2019, holders of Class A Stock held 14.6% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of December 31, 2019:

•
our current executive officers and directors beneficially owned 9.8% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2019, and 20.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2019; and

•
our five largest shareholders (including our largest shareholder Sanofi) plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 45.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2019. In addition, these five shareholders plus our Chief Executive Officer held approximately 51.4% of the combined voting power of our outstanding shares of Common Stock and Class

A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2019.
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
In addition, we are required under the amended and restated investor agreement to appoint an individual agreed upon by us and Sanofi to our board of directors. Subject to certain exceptions, we are required to use our reasonable efforts (including recommending that our shareholders vote in favor) to cause the election of this designee at our annual shareholder meetings for so long as (other than during the term of the letter agreement described below) Sanofi maintains an equity interest in us that is the lower of (i) the highest percentage ownership Sanofi attains following its acquisition of 20% of our outstanding shares of Class A Stock and Common Stock (taken together) (which occurred in April 2014), and (ii) 25% of our outstanding shares of Class A Stock and Common Stock (taken together) (the "Highest Percentage Threshold"). This designee is required to be "independent" of our Company, as determined under NASDAQ rules, and not to be a current or former officer, director, employee, or paid consultant of Sanofi. The current Sanofi designee, N. Anthony Coles, M.D., is a Class II director whose current term expires at the 2020 annual shareholder meeting.
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
Similarly, pursuant to our 2016 ANG2 license and collaboration agreement with Bayer (which was terminated on November 1, 2018 by agreement of the parties but whose "standstill" provisions continue to be in effect as described below), Bayer is bound by certain "standstill" provisions, which contractually prohibit Bayer from seeking to influence the control of our Company or acquiring more than 20% of our outstanding Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) November 1, 2023; (ii) the public announcement of a tender offer, exchange offer, or other proposal that would constitute a change of control of our Company; (iii) the acquisition by a third party or a group of third parties (other than by Dr. Schleifer or his affiliates) of more than 20% of the voting power of our outstanding Class A Stock and Common Stock (taken together); (iv) the issuance of shares of capital stock to another party (other than to an underwriter in a public offering) that would result in such party's having more than 7% of the voting power of our outstanding Class A Stock and Common Stock (taken together) unless such third party enters into a standstill agreement containing terms substantially similar to the standstill obligations of Bayer; or (v) other specified events, such as a liquidation or dissolution of our Company. A similar "standstill" prohibition applies to Bayer pursuant to our 2014 PDGFR-beta license and collaboration agreement with Bayer (which agreement was terminated on July 31, 2017 by agreement of the parties but whose "standstill" provisions continue to be in effect until July 31, 2022 unless they expire earlier upon the occurrence of certain specified events).
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
Tarrytown, New York
At our Tarrytown, New York location, we lease approximately 1,467,000 square feet of laboratory and office space, of which approximately 1,244,000 square feet is occupied by Regeneron. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases" for further details. We also own an approximate 100-acre parcel of undeveloped land adjacent to our Tarrytown, New York location; we intend to develop this property to accommodate and support our growth, primarily in connection with expanding our existing research and development and office space.
Rensselaer, New York
We own facilities in Rensselaer, New York totaling approximately 900,000 square feet of research, manufacturing, office, and warehouse space. This includes approximately 212,000 square feet of warehouse space which we constructed on a 130-acre parcel of land near our Rensselaer facility. We are in the process of further developing this property, primarily in connection with constructing a fill/finish facility.
Limerick, Ireland
We own a manufacturing facility in Limerick, Ireland, consisting of approximately 445,000 square feet, which was purchased and subsequently renovated to accommodate and support our growth and expand our manufacturing capacity. The facility has received certain manufacturing approvals by regulatory agencies, including the FDA.
ITEM 3. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in Note 16 to our Consolidated Financial Statements included in this report.
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
As of January 31, 2020, there were 166 shareholders of record of our Common Stock and 16 shareholders of record of our Class A Stock.
We have never paid cash dividends on our Common Stock or Class A Stock and do not anticipate paying any in the foreseeable future.

STOCK PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron's Common Stock with the cumulative total return of (i) the NASDAQ US Benchmark Pharmaceuticals Total Return Index ("NQ US Pharma TR Index"), and (ii) Standard & Poor's 500 Stock Index ("S&P 500") for the period from December 31, 2014 through December 31, 2019. The comparison assumes that $100 was invested on December 31, 2014 in our Common Stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Regeneron	$100.00	$132.33	$89.48	$91.64	$91.04	$91.52
S&P 500	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
NQ US Pharma TR Index	$100.00	$105.43	$104.29	$125.57	$134.11	$153.57
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase program, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock awards or restricted stock units granted under one of our long-term incentive plans, during the fourth quarter of 2019. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program" for further details of the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
11/1/2019–11/30/2019	509,365		$343.35	508,314		$825,664,565
12/1/2019–12/31/2019	214,282		$371.59	214,282		$745,967,321
Total	723,647	(a)		722,596	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is related to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock awards or restricted stock units granted under one of our long-term incentive plans.

Item 6. Selected Financial Data
The selected financial data set forth below for the years ended December 31, 2019, 2018, and 2017 and as of December 31, 2019 and 2018 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016, and 2015 are derived from our audited financial statements not included in this report. Certain prior year amounts have been reclassified to conform to the current year's presentation.

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues:
Net product sales	$4,834.4	$4,106.2	$3,718.5	$3,338.4	$2,689.5
Sanofi and Bayer collaboration revenue	2,615.6	2,187.8	1,815.3	1,403.0	1,339.4
Other revenue	413.4	416.8	338.4	119.0	74.8
	7,863.4	6,710.8	5,872.2	4,860.4	4,103.7
Expenses:
Research and development(1)	3,036.6	2,186.1	2,075.1	2,052.3	1,620.6
Selling, general, and administrative	1,834.8	1,556.2	1,320.4	1,177.7	838.5
Cost of goods sold	362.3	180.0	202.5	194.6	241.7
Cost of collaboration and contract manufacturing	419.9	254.1	194.6	105.1	151.0
	5,653.6	4,176.4	3,792.6	3,529.7	2,851.8

Income from operations	2,209.8	2,534.4	2,079.6	1,330.7	1,251.9

Other income (expense), net	219.3	19.1	(1.1)	(0.9)	(26.8)

Income before income taxes	2,429.1	2,553.5	2,078.5	1,329.8	1,225.1

Income tax expense(2)	(313.3)	(109.1)	(880.0)	(434.3)	(589.0)

Net income	$2,115.8	$2,444.4	$1,198.5	$895.5	$636.1

Net income per share - basic	$19.38	$22.65	$11.27	$8.55	$6.17
Net income per share - diluted	$18.46	$21.29	$10.34	$7.70	$5.52

	As of December 31,
(In millions)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash, cash equivalents, and marketable securities (current and non-current)	$6,471.1	$4,564.9	$2,896.0	$1,902.9	$1,677.4
Total assets	$14,805.2	$11,734.5	$8,764.3	$6,973.5	$5,609.1
Finance lease liabilities	$713.9	$708.5	$703.5	$481.1	$364.7
Stockholders' equity	$11,089.7	$8,757.3	$6,144.1	$4,449.2	$3,654.8

(1) Research and development expenses for the year ended December 31, 2019 includes a $400.0 million up-front payment to Alnylam in connection with our collaboration agreement. See Part I, Item 1. "Collaboration Agreements - Collaboration with Alnylam") for further details.

(2) Income taxes for the year ended December 31, 2018 includes a $162.1 million income tax benefit related to the Company's sale of non-inventory related assets between foreign subsidiaries. As a result of the Tax Cuts and Jobs Act being signed into law in December 2017, income taxes for the year ended December 31, 2017 included a charge of $326.2 million related to the re-measurement of our U.S. net deferred tax assets at the lower enacted corporate tax rate. See Note 15 to our Consolidated Financial Statements for further details.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed with the SEC on February 7, 2019) for additional discussion of our financial condition and results of operations for the year ended December 31, 2017, as well as our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.
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
As described in Part I, Item 1. "Business," we currently have seven products that have received marketing approval and 22 product candidates in clinical development, all of which were discovered in our research laboratories. Refer to Part I, Item 1. "Business" for a summary of our clinical programs.
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the continued success in commercializing EYLEA and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of EYLEA, Dupixent, and Libtayo. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
Critical Accounting Policies and Use of Estimates
A summary of the significant accounting policies that impact us is provided in Note 1 to our Consolidated Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	it requires an assumption (or assumptions) regarding a future outcome; and

•	changes in the estimate or the use of different assumptions to prepare the estimate could have a material effect on our results of operations or financial condition.
Management believes the current assumptions used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our results of operations, and, in certain situations, could have a material adverse effect on our liquidity and financial condition. The critical accounting estimates that impact our Consolidated Financial Statements are described below.

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
Product Revenue
Product sales consist of U.S. net product sales of EYLEA, Libtayo, and ARCALYST. We record revenue from product sales upon delivery to our distributors and specialty pharmacies (collectively, our "customers"). Revenue from product sales is recognized at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt by our customer.
The amount of revenue we recognize from product sales varies due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration that we will be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payor mix, and other relevant factors. Calculating these provisions involves estimates and judgments. We review our estimates of rebates, chargebacks, and other applicable provisions each period and record any necessary adjustments in the current period's net product sales. Refer to the "Results of Operations - Revenues - Net Product Sales" section below for further details regarding our provisions, and credits/payments, for sales-related deductions.
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
At the inception of the contract, the transaction price reflects the amount of consideration we expect to be entitled to in exchange for transferring promised goods or services to our customer. We review our estimate of the transaction price each period and make revisions to such estimates as necessary. In arrangements where we satisfy performance obligation(s) during the development phase over time, we recognize collaboration revenue over time typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion. Due to the variability in the scope of activities and length of time necessary to develop a drug product, potential delays in development programs, changes to development plans and budgets as programs progress, including if we and our collaborators decide to expand or contract our clinical plans for a drug candidate in various disease indications, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to our estimates are likely to occur periodically, and could result in material changes to the amount of revenue recognized each year in the future.
When we are entitled to reimbursement of all or a portion of the research and development expenses that we incur under a collaboration, we record those reimbursable amounts proportionately as we recognize our expenses. If the collaboration is a cost-sharing arrangement in which both we and our collaborator perform development work and share costs, we also recognize, as research and development expense in the period when our collaborator incurs development expenses, a portion of the collaborator's development expenses that we are obligated to reimburse. Our collaborators provide us with estimated development expenses for the most recent fiscal quarter. Our collaborators' estimates are reconciled to their actual expenses for such quarter in the subsequent fiscal quarter, and our portion of our collaborators' development expenses that we are obligated to reimburse is adjusted on a prospective basis accordingly, as necessary.
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

In arrangements where the collaborator records product sales, we may be obligated to use commercially reasonable efforts to supply commercial product to our collaborators and may be reimbursed for our manufacturing costs as commercial product is shipped to our collaborators; however, recognition of such cost reimbursements as collaboration revenue is deferred until the product is sold by our collaborators to third-party customers.
Stock-based Compensation
We recognize stock-based compensation expense for grants under our long-term incentive plans to employees and non-employee members of our board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period.
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
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, including deferred tax assets and liabilities for expected amounts of global intangible low-taxed income ("GILTI") inclusions. Deferred tax assets and liabilities are determined as the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, results of recent operations, and our historical earnings experience by taxing jurisdiction. Significant judgment is required in making this assessment.
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
We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write-down such inventories as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to write down such unmarketable inventory to its estimated realizable value.

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
Results of Operations
Net Income

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017
Revenues	$7,863.4	$6,710.8	$5,872.2
Operating expenses	(5,653.6)	(4,176.4)	(3,792.6)
Income from operations	2,209.8	2,534.4	2,079.6
Other income (expense), net	219.3	19.1	(1.1)
Income before income taxes	2,429.1	2,553.5	2,078.5
Income tax expense	(313.3)	(109.1)	(880.0)
Net income	$2,115.8	$2,444.4	$1,198.5

Net income per share - diluted	$18.46	$21.29	$10.34
Revenues

	Year Ended December 31,			$ Change
(In millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net product sales in the United States:
EYLEA	$4,644.2	$4,076.7	$3,701.9	$567.5	$374.8
Libtayo	175.7	14.8	—	160.9	14.8
ARCALYST	14.5	14.7	16.6	(0.2)	(1.9)
Sanofi and Bayer collaboration revenue:
Sanofi	1,426.8	1,111.1	877.2	315.7	233.9
Bayer	1,188.8	1,076.7	938.1	112.1	138.6
Other revenue	413.4	416.8	338.4	(3.4)	78.4
Total revenues	$7,863.4	$6,710.8	$5,872.2	$1,152.6	$838.6
Net Product Sales
Net product sales of EYLEA in the United States increased in 2019 compared to 2018 due to higher sales volume, partly offset by an increase in sales-related deductions primarily due to higher rebates and discounts. On September 28, 2018, the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced CSCC and sales commenced thereafter.
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts; distribution-related fees; and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2016	$12.7	$29.5	$3.6	$45.8
Provisions	167.8	194.1	46.4	408.3
Credits/payments	(150.6)	(189.5)	(28.7)	(368.8)
Balance as of December 31, 2017	29.9	34.1	21.3	85.3
Provisions	223.4	211.0	44.5	478.9
Credits/payments	(212.2)	(203.1)	(57.5)	(472.8)
Balance as of December 31, 2018	41.1	42.0	8.3	91.4
Provisions	423.2	242.9	61.8	727.9
Credits/payments	(384.0)	(238.5)	(40.7)	(663.2)
Balance as of December 31, 2019	$80.3	$46.4	$29.4	$156.1
Sanofi Collaboration Revenue

	Year Ended December 31,
(In millions)	2019	2018	2017
Antibody:
Reimbursement of research and development expenses - Discovery Agreement	—	—	$130.0
Reimbursement of research and development expenses - License and Collaboration Agreement	$277.7	$265.3	378.4
Reimbursement of commercialization-related expenses(1)	479.9	417.2	368.8
Reimbursement for manufacturing of commercial supplies(2)	206.7	127.6	35.1
Regeneron's share of profits (losses) in connection with commercialization of antibodies	209.3	(227.0)	(442.6)
Other	(1.5)	(24.1)	84.0
Total Antibody	1,172.1	559.0	553.7
Immuno-oncology:
Reimbursement of research and development expenses - Discovery Agreement	54.1	154.4	138.8
Reimbursement of research and development expenses - License and Collaboration Agreement	108.9	157.4	101.2
Reimbursement of commercialization-related expenses(1)	10.3	8.9	7.0
Amounts recognized in connection with up-front payments received	92.7	243.8	80.0
Other	(11.3)	(12.4)	(3.5)
Total Immuno-oncology	254.7	552.1	323.5
Total Sanofi collaboration revenue	$1,426.8	$1,111.1	$877.2

(1) The corresponding commercialization-related costs incurred by us are recorded within Selling, general and administrative expense.
(2) The corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Antibody
The Company's Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") with Sanofi ended on December 31, 2017 without any extension and, therefore, there was no further funding from Sanofi under the Antibody Discovery Agreement after 2017.
"Reimbursement of commercialization-related expenses" in the table above represents reimbursement of internal and external costs incurred by Regeneron in connection with commercializing Dupixent, Praluent, and Kevzara.

Regeneron's share of profits (losses) in connection with the commercialization of Dupixent, Praluent, and Kevzara is summarized below:

	Year Ended December 31,
(In millions)	2019	2018	2017
Dupixent, Praluent, and Kevzara net product sales*	$2,811.0	$1,325.4	$464.5
Regeneron's share of collaboration profits (losses)	233.0	(227.0)	(442.6)
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(23.7)	—	—
Regeneron's share of profits (losses) in connection with commercialization of antibodies	$209.3	$(227.0)	$(442.6)

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales	7%	**	**

* Global net product sales of Dupixent, Praluent, and Kevzara are recorded by Sanofi
** Percentage not meaningful
We and Sanofi share commercial expenses related to Dupixent, Praluent, and Kevzara in accordance with the companies' License and Collaboration Agreement. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of combined profits/losses in connection with the companies' commercialization of Dupixent, Praluent, and Kevzara within Sanofi collaboration revenue. During 2019, Sanofi collaboration revenues in connection with commercialization of antibodies increased, compared to 2018, primarily due to our share of higher Dupixent profits. See Part I, Item 1. "Business - Marketed Products" for a summary of global net product sales recorded by Sanofi in connection with our Antibody License and Collaboration Agreement.
In December 2019, we and Sanofi announced our intent to restructure the antibody collaboration for Kevzara and Praluent; completion of the proposed arrangement is expected to be finalized in the first quarter of 2020. Refer to Part I, Item 1. "Business - Collaboration Agreements - Collaborations with Sanofi - Antibody" for further details.
Immuno-Oncology
Sanofi's reimbursement of immuno-oncology research and development costs under our IO Discovery Agreement decreased in 2019, compared to 2018 and 2017, due to the impact of the Amended IO Discovery Agreement (see Part I, Item 1. "Business - Collaboration Agreements - Collaborations with Sanofi - Immuno-Oncology for further details). In 2018, we also recorded cumulative catch-up adjustments to revenue of $135.0 million (included in "Amounts recognized in connection with up-front payments received" in the Sanofi collaboration revenue table above) arising from changes in the estimate of the stage of completion of the collaborations' immuno-oncology programs, primarily in connection with the Amended IO Discovery Agreement.
Bayer Collaboration Revenue

	Year Ended December 31,
(In millions)	2019	2018	2017
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$1,091.4	$992.3	$802.3
Reimbursement of development expenses	23.0	10.8	31.1
Other	74.4	73.6	104.7
Total Bayer collaboration revenue	$1,188.8	$1,076.7	$938.1
Bayer records net product sales of EYLEA outside the United States. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Year Ended December 31,
(In millions)	2019	2018	2017
EYLEA net product sales outside the United States	$2,897.4	$2,668.9	$2,226.9
Regeneron's share of collaboration profit from sales outside the United States	$1,148.0	$1,045.9	$856.1
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(56.6)	(53.6)	(53.8)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$1,091.4	$992.3	$802.3

Regeneron's net profit as a percentage of EYLEA net product sales outside the United States	38%	37%	36%
Other Revenue

	Year Ended December 31,
(In millions)	2019	2018	2017
Teva collaboration revenue:
Reimbursement of research and development expenses	$122.9	$129.5	$115.1
Other	83.6	115.1	106.4
Total Teva collaboration revenue	206.5	244.6	221.5
Other revenue	206.9	172.2	116.9
Total other revenue	$413.4	$416.8	$338.4
In addition to Teva collaboration revenue (which is earned in connection with the development of fasinumab), "Other revenue" in the table above includes, but is not limited to:

•	recognition of a portion of deferred revenue from up-front and other payments received from MTPC in connection with our fasinumab collaboration;

•	Sanofi's reimbursement for manufacturing commercial supplies of ZALTRAP and a percentage of aggregate net sales of ZALTRAP under the terms of the Amended ZALTRAP Agreement;

•
royalties in connection with a June 2009 agreement with Novartis, under which we receive royalties on worldwide sales of Novartis' Ilaris® (canakinumab). The royalty rates in the agreement start at 4% and reach 15% when annual sales exceed $1.5 billion, and we are entitled to royalties until Novartis ceases sale of products subject to royalty;

•	recognition of revenue in connection with our agreements with BARDA related to REGN-EB3 for the treatment of Ebola;

•	recognition of revenue in connection with sequencing of samples by the RGC for its customers.

Other revenue of $416.8 million in 2018 also included the impact of adopting ASC 606, Revenue from Contracts with Customers, as the new standard resulted in certain changes to the timing of revenue recognition related to our collaboration agreements. Amounts in periods prior to 2018 have not been adjusted in connection with the adoption of this standard.

Expenses

	Year Ended December 31,			$ Change
(In millions, except headcount data)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Research and development	$3,036.6	$2,186.1	$2,075.1	$850.5	$111.0
Selling, general, and administrative	1,834.8	1,556.2	1,320.4	278.6	235.8
Cost of goods sold(1)	362.3	180.0	202.5	182.3	(22.5)
Cost of collaboration and contract manufacturing(2)	419.9	254.1	194.6	165.8	59.5
Total operating expenses	$5,653.6	$4,176.4	$3,792.6	$1,477.2	$383.8

Average headcount	7,773	6,906	5,780	867	1,126

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
Operating expenses in 2019, 2018, and 2017 included a total of $464.3 million, $427.4 million, and $507.3 million, respectively, of non-cash compensation expense related to awards granted under our long-term incentive plans. Non-cash compensation expense in 2019 and 2018 benefited from a revision in our estimate of the number of stock options that were expected to be forfeited. As of December 31, 2019, unrecognized non-cash compensation expense related to outstanding stock options and unvested restricted stock was $521.9 million and $274.6 million, respectively. We expect to recognize this non-cash compensation expense related to stock options and restricted stock over weighted-average periods of 1.9 years and 3.4 years, respectively.
Research and Development Expenses
The following table summarizes our estimates of direct research and development expenses by clinical development program and other significant categories of research and development expenses. Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, including costs related to preclinical research activities, clinical trials, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse. Indirect research and development expenses have not been allocated directly to each program, and primarily consist of costs to compensate personnel, overhead and infrastructure costs to maintain our facilities, and other costs related to activities that benefit multiple projects. Clinical manufacturing costs primarily consist of costs to manufacture bulk drug product for clinical development purposes as well as related external drug filling, packaging, and labeling costs. Clinical manufacturing costs also includes pre-launch commercial supplies which did not meet the criteria to be capitalized as inventory (see "Critical Accounting Policies and Use of Estimates - Inventories" above).

	Year Ended December 31,			$ Change
(In millions)	2019	2018*	2017*	2019 vs. 2018	2018 vs. 2017
Direct research and development expenses:
Fasinumab	$203.4	$174.3	$123.0	$29.1	$51.3
Libtayo (cemiplimab)	160.8	129.4	84.7	31.4	44.7
Dupixent (dupilumab)	104.3	102.9	142.3	1.4	(39.4)
EYLEA	55.4	28.8	30.7	26.6	(1.9)
Praluent (alirocumab)	42.6	59.9	80.1	(17.3)	(20.2)
Evinacumab	36.1	21.9	14.3	14.2	7.6
Up-front payments related to license and collaboration agreements	430.0	—	25.0	430.0	(25.0)
Other product candidates in clinical development and other research programs	277.0	166.2	206.3	110.8	(40.1)
Total direct research and development expenses	1,309.6	683.4	706.4	626.2	(23.0)
Indirect research and development expenses:
Payroll and benefits	705.8	607.0	579.0	98.8	28.0
Lab supplies and other research and development costs	119.9	95.4	63.4	24.5	32.0
Occupancy and other operating costs	304.7	246.3	203.0	58.4	43.3
Total indirect research and development expenses	1,130.4	948.7	845.4	181.7	103.3

Clinical manufacturing costs	596.6	554.0	523.3	42.6	30.7
Total research and development expenses	$3,036.6	$2,186.1	$2,075.1	$850.5	$111.0

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Research and development expenses in 2019 included a $400.0 million up-front payment to Alnylam (see Part I, Item 1. "Collaboration Agreements - Collaboration with Alnylam" for further information). Research and development expenses included non-cash compensation expense of $250.4 million, $229.0 million, and $271.9 million in 2019, 2018, and 2017, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in 2019, compared to 2018, primarily due to higher headcount and headcount-related costs, an increase in commercialization-related expenses for Dupixent and EYLEA, additional accruals for loss contingencies associated with ongoing litigation, and higher contributions to independent not-for-profit patient assistance organizations. In addition, in the fourth quarter of 2019, we recorded a $35.2 million charge related to employee separation costs, as the Company has eliminated certain commercialization activities and related headcount in connection with the proposed restructuring of the antibody agreement with Sanofi (as described in Part I, Item 1. "Business - Collaboration Agreements - Collaborations with Sanofi - Antibody"). Selling, general, and administrative expenses also included $167.7 million, $169.2 million, and $208.4 million of non-cash compensation expense in 2019, 2018, and 2017, respectively.

Cost of Goods Sold
Cost of goods sold increased in 2019, compared to 2018, primarily due to Libtayo sales in the United States, including (i) our obligation to pay Sanofi its share of Libtayo U.S.gross profits and (ii) third-party royalties. In addition, Cost of goods sold for the years ended December 31, 2019 and 2018 included inventory write-downs and reserves totaling $73.8 million and $12.5 million, respectively.
Cost of Collaboration and Contract Manufacturing
The increase in Cost of collaboration and contract manufacturing in 2019, compared to 2018, was primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent.
Other Income (Expense)
Other income (expense), net, was positively impacted in 2019 by the recognition of unrealized gains on equity securities. Other income (expense), net, in 2019, compared to 2018, was also positively impacted by increased interest income earned on available-for-sale debt securities primarily due to higher average investment balances.
In the first quarter of 2018, we adopted Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires us to measure equity investments at fair value with changes in fair value recognized in net income; previously, such changes in fair value were recognized in Other comprehensive income (loss).
Income Taxes

	Year Ended December 31,
(In millions, except effective tax rate)	2019	2018	2017
Income tax expense	$313.3	$109.1	$880.0
Effective tax rate	12.9%	4.3%	42.3%
Our effective tax rate for 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by federal tax credits for research activities, stock-based compensation, and the foreign-derived intangible income deduction. Our effective tax rate for 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the sale of non-inventory related assets between foreign subsidiaries (for which we recorded a $162.1 million net income tax benefit), and, to a lesser extent, the federal tax credit for research activities, stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and tax planning in connection with the bill known as the "Tax Cuts and Jobs Act" (the "Act") (as further described below).
In December 2017, the Act was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, included a number of provisions that impact us, including reducing the U.S. federal corporate income tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income), allowing for a foreign-derived intangible income deduction and immediate expensing of the cost for qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation. As a result of the Act being signed into law, we recognized a provisional charge of $326.2 million in the fourth quarter of 2017 related to the re-measurement of our U.S. net deferred tax assets at the lower enacted corporate tax rate. The provisional charge recorded in the fourth quarter of 2017 was an estimate and was subject to further analysis, interpretation, and clarification of the Act. During 2018, we recorded an income tax benefit of $68.0 million as a final adjustment to the provisional amount recorded as of December 31, 2017.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,
(In millions)	2019	2018	$ Change
Financial assets:
Cash and cash equivalents	$1,617.8	$1,467.7	$150.1
Marketable securities - current	1,596.5	1,342.2	254.3
Marketable securities - noncurrent	3,256.8	1,755.0	1,501.8
	$6,471.1	$4,564.9	$1,906.2

Working capital:
Current assets	$7,689.1	$6,447.6	$1,241.5
Current liabilities	2,096.6	1,442.8	653.8
	$5,592.5	$5,004.8	$587.7
As of December 31, 2019, we also had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
Sources and Uses of Cash for the Years Ended December 31, 2019, 2018, and 2017

	Year Ended December 31,			$ Change
(In millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Cash flows provided by operating activities	$2,430.0	$2,195.1	$1,307.1	$234.9	$888.0
Cash flows used in investing activities	$(2,027.8)	$(1,463.0)	$(1,005.2)	$(564.8)	$(457.8)
Cash flows used in financing activities	$(252.1)	$(77.1)	$(24.4)	$(175.0)	$(52.7)
Cash Flows from Operating Activities
2019
Our net income of $2.116 billion in 2019 was negatively impacted by an up-front payment of $400.0 million made to Alnylam pursuant to our collaboration agreement. Our net income in 2019 was impacted by several non-cash items, including unrealized gains (net) on equity securities and inventory write-downs and reserves (see "Results of Operations" above), as well as the impact of Sanofi satisfying its Libtayo development funding obligation in shares of Regeneron stock (see "Sanofi Funding of Certain Development Costs" below). Deferred taxes as of December 31, 2019 increased by $130.6 million, compared to December 31, 2018, primarily due to the tax treatment of the up-front payment made to Alnylam and non-cash compensation expense. Deferred revenue as of December 31, 2019 increased compared to December 31, 2018 partially due to the impact of the receipt of a $461.9 million payment from Sanofi in connection with the termination of the 2015 IO Discovery Agreement (as described in Part I, Item 1. "Collaboration Agreements - Collaborations with Sanofi - Immuno-Oncology").
2018
Our net income of $2.444 billion in 2018 included the recognition of cumulative catch-up adjustments of $135.0 million within revenue primarily in connection with the termination of the 2015 IO Discovery Agreement and other non-cash items, including $75.8 million in connection with Sanofi satisfying its Libtayo development funding obligation in shares of Regeneron stock and $41.9 million related to unrealized losses (net) on equity securities. Deferred tax assets as of December 31, 2018 increased by $140.0 million, compared to December 31, 2017, primarily due to the impact of the Company's sale of non-inventory related assets between foreign subsidiaries.
Cash Flows from Investing Activities
In 2019, we purchased $400.0 million of Alnylam common stock in connection with entering into the collaboration agreement. Capital expenditures in 2019 included costs associated with the expanding our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, including the initiation of the construction of a fill/finish facility.

We expect to incur capital expenditures of $520 million to $620 million in 2020 primarily in connection with the continued expansion of our manufacturing facilities, including the fill/finish facility and equipment, and laboratory expansion and renovations at our Tarrytown, New York facilities.
Cash Flows from Financing Activities
During 2019, we paid an aggregate of $275.9 million to purchase shares of our Common Stock. See further descriptions under "Share Repurchase Program" and "Sanofi Funding of Certain Development Costs" below.
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
The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $50.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond December 2023, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of December 31, 2019.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of December 31, 2019.
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
During 2019, we repurchased 722,596 shares of our Common Stock under the program and recorded the cost of the shares received, or $254.0 million, as Treasury Stock.
Sanofi Funding of Certain Development Costs
As described in Part I, Item 1. "Business - Collaborations - Collaborations with Sanofi," effective January 7, 2018, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 869,828 shares remain available to be sold as of December 31, 2019) of our Common Stock directly or indirectly owned by Sanofi. During 2019, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 210,733 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded $73.3 million related to the shares received as Treasury Stock during 2019. In addition, during 2019, Sanofi elected to sell, and we elected to purchase (in cash), 93,286 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $29.4 million, as Treasury Stock during 2019.

Tarrytown, New York Leases
We lease laboratory and office facilities in Tarrytown, New York (the "Facility"). In 2016, we entered into a Purchase Agreement with the then lessor, pursuant to which we agreed to purchase the Facility for a purchase price of $720.0 million. In March 2017, we entered into a Participation Agreement with Banc of America Leasing & Capital LLC ("BAL"), as lessor, and a syndicate of lenders (collectively, the "Lease Participants"), which provided for lease financing in connection with the acquisition by BAL of the Facility and our lease of the Facility from BAL. In March 2017, we assigned our right to take title to the Facility under the Purchase Agreement to BAL, and the Lease Participants advanced $720.0 million, which was used by BAL to finance the purchase price for the Facility.
Concurrent with entering into the Participation Agreement, we also entered into a lease agreement (the "Lease") for the Facility with BAL for a five-year term. The Lease requires us to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month LIBOR, plus an applicable margin that varies with our debt rating and total leverage ratio.
The Participation Agreement and the Lease include an option for us to elect to extend the maturity date of the Participation Agreement and the term of the Lease for an additional five-year period, subject to the consent of all the Lease Participants and certain other conditions. We also have the option prior to the end of the term of the Lease to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Lease Participants' advances under the Participation Agreement, all accrued and unpaid interest and yield thereon, and all other outstanding amounts under the Participation Agreement, the Lease, and certain related documents or (b) sell the Facility to a third party on behalf of BAL. The advances under the Participation Agreement mature, and all amounts outstanding thereunder will become due and payable in full at the end of the term of the Lease.
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in our Credit Facility. We were in compliance with all covenants of the Participation Agreement and the Lease as of December 31, 2019.
Funding Requirements
The amount required to fund operations will depend on various factors, including revenues from net product sales, the potential regulatory approval and commercialization of our product candidates and the timing thereof, the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights (and future litigation related thereto), the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations (in particular those with Sanofi and Bayer). We believe that our existing capital resources, borrowing availability under the Credit Facility, funds generated by anticipated EYLEA and Dupixent net product sales, and, as described above under Part I, Item 1. "Business - Collaborations," funding for reimbursement of research and development costs that we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future.
The following table summarizes our contractual obligations as of December 31, 2019.

		Payments Due by Period
(In millions)	Total	Less than one year	1 to 3 years	3 to 5 years	Greater than 5 years
Purchase and other obligations(1)	$2,384.8	$1,485.2	$636.7	$228.6	$34.3
Operating and finance lease obligations(2)	75.6	29.8	37.2	4.3	4.3
Total contractual obligations	$2,460.4	$1,515.0	$673.9	$232.9	$38.6

(1) Primarily includes research and development commitments, including those related to clinical trials, and capital expenditures. Our obligation to pay certain of these amounts may increase or be reduced based on relevant future events.

(2) Includes rent payments with respect to finance lease obligations in connection with our property leases in Tarrytown, New York, as described under "Tarrytown, New York Leases" above and Note 11 to our Consolidated Financial Statements. Amounts in the table above exclude the purchase price we would be obligated to pay if we were to exercise our option to purchase the Facility.

Liabilities for unrecognized tax benefits, totaling $210.8 million at December 31, 2019, are not included in the table of contractual obligations above as, due to their nature, there is a high degree of uncertainty regarding the period of potential future cash settlement with taxing authorities. See Note 15 to our Consolidated Financial Statements.
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
We anticipate continuing to incur substantial commercialization costs for EYLEA, Dupixent, and Libtayo. Commercialization costs over the next few years will depend on, among other things, the market potential for product candidates, whether commercialization costs are shared with a collaborator, and regulatory approval of additional product candidates.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial.
We enter into research collaboration and licensing agreements that may require us to pay (i) amounts upon the achievement of various development and commercial milestones, which, in the aggregate, could be significant, and/or (ii) royalties calculated based on a percentage of net product sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring and for which the specific timing cannot be predicted. Because of these factors, such payments are not included in the table of contractual obligations above. See Note 3 and Note 11 to our Consolidated Financial Statements.
Under our Antibody and IO Collaborations with Sanofi and our collaboration with Bayer for EYLEA outside the United States, we and our collaborator share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration is profitable, we have contingent contractual obligations to reimburse Sanofi and Bayer for a defined percentage (generally 50%) of agreed-upon development expenses funded by Sanofi and Bayer. These reimbursements are deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our EYLEA collaboration with Bayer, inclusive of our percentage on product sales in Japan) otherwise payable to us, unless, in the case of EYLEA, we elect to reimburse these expenses at a faster rate. As of December 31, 2019, our contingent reimbursement obligation to Bayer for EYLEA was approximately $270 million and our contingent reimbursement obligation to Sanofi in connection with the companies' Antibody Collaboration and IO Collaboration was approximately $2.990 billion and $75 million, respectively. Therefore, we expect that, for the foreseeable future, a portion of our share of profits from sales under our collaborations with Bayer and Sanofi will be used to reimburse our collaborators for these obligations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of corporate bonds, direct obligations of the U.S. government and its agencies and other debt securities guaranteed by the U.S. government, and municipal bonds. We do not believe we are materially exposed to changes in interest rates related to our investments, and we do not currently use interest rate derivative instruments to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $48.6 million and $27.7 million decrease in the fair value of our investment portfolio as of December 31, 2019 and 2018, respectively.

We have exposure to market risk for changes in interest rates, including the interest rate risk relating to our March 2017 variable rate Tarrytown, New York lease (as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases"). Our interest rate exposure is primarily offset by our investments in marketable securities. In addition, we further manage our interest rate exposure related to our variable rate lease through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes and are not used for trading or speculative purposes. We continue to monitor our interest rate risk and may utilize additional derivative instruments and/or other strategies in the future to further mitigate our interest rate exposure.
We have hedged a portion of our floating interest rate exposure using interest rate swap and interest rate cap contracts. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would not have a material impact on the fair value of our interest rate swap or interest rate cap contracts.
Credit Quality Risk
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In 2019, 2018, and 2017, we did not record any charges for other-than-temporary impairments of our available-for-sale debt securities.
We are subject to credit risk associated with the receivables due from our collaborators, including Bayer, Sanofi, and Teva. We are also subject to credit risk in connection with trade accounts receivable from our product sales. These trade accounts receivable are primarily due from several distributors and specialty pharmacies, who are our customers. We have contractual payment terms with each of our customers, and we monitor our customers' financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During 2019, 2018, and 2017, we did not recognize any charges for write-offs of accounts receivable related to our marketed products. As of December 31, 2019 and 2018, three customers accounted on a combined basis for 97% and 99%, respectively, of our net trade accounts receivables.
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
Market Price Risk
We are exposed to price risk on equity securities included in our investment portfolio. Our marketable securities include equity investments in publicly traded stock of companies, including common stock of companies with which we have entered into collaboration arrangements. Changes in the fair value of our equity investments are included in Other income (expense), net on the Consolidated Statements of Income. We recorded $118.3 million of net unrealized gains and $41.9 million of net unrealized losses on equity securities in Other income (expense), net for the years ended December 31, 2019 and 2018, respectively.
Item 8. Financial Statements and Supplementary Data
The financial statements required by this Item are included on pages F-1 through F-44 of this report. The supplementary financial information required by this Item is included at page F-44 of this report.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part IV, Item 15.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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

3.2	Amended and Restated By-Laws. (Incorporated by reference from the Form 8-K for the Registrant filed December 21, 2016.)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.2.6 +
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

10.2.9 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to P. Roy Vagelos, M.D. under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2017, filed February 8, 2018.)

10.2.10 +
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

10.2.12 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2018). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2018, filed February 7, 2019.)

10.2.13 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to P. Roy Vagelos, M.D. under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2018). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2018, filed February 7, 2019.)

10.2.14 +
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2018). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2018, filed February 7, 2019.)

10.2.15 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's non-employee directors under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2018). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2018, filed February 7, 2019.)

10.2.16 +
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

10.2.17 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2019).

10.2.18 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to P. Roy Vagelos, M.D. under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2019).

10.2.19 +
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2019).

10.2.20 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's non-employee directors under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2019).

10.2.21 +
Form of restricted stock unit award agreement and related notice of grant for use in connection with the grant of restricted stock units to the Registrant's non-employee directors under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2019).

10.2.22 +
Form of performance restricted stock unit award agreement and related notice of grant for use in connection with the grant of performance restricted stock units to Leonard S. Schleifer, M.D., Ph.D., George D. Yancopoulos, M.D., Ph.D., and P. Roy Vagelos, M.D. under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

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

10.10.2**	Second Amendment Agreement, dated December 19, 2019, by and between Bayer HealthCare LLC and the Registrant.
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

10.17*
Amended and Restated Immuno-oncology Discovery and Development Agreement, executed on January 2, 2019 and effective as of December 31, 2018, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2018, filed February 7, 2019).

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

10.24
Amended and Restated Lease and Remedies Agreement, dated as of May 2, 2019, between Old Saw Mill Holdings LLC, as lessee, and BA Leasing BSC, LLC, as lessor. (Incorporated by reference from the Form 8-K for the Registrant, filed May 3, 2019.)

10.25
Amended and Restated Guaranty, dated as of May 2, 2019, made by Regeneron Pharmaceuticals, Inc., Regeneron Healthcare Solutions, Inc., and Regeneron Genetics Center LLC, as guarantors. (Incorporated by reference from the Form 8-K for the Registrant, filed May 3, 2019.)

10.26
Letter Agreement, dated as of January 7, 2018, by and among the Registrant, Sanofi, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amérique du Nord, and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2018, filed May 3, 2018.)

10.27**
Master Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2019, filed August 6, 2019).

10.27.1**	Form of Co-Co Collaboration Agreement (Exhibit B to Master Agreement contained in Exhibit 10.27).
10.27.2**	Form of License Agreement (Exhibit C to Master Agreement contained in Exhibit 10.27).
10.28**
Investor Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2019, filed August 6, 2019.)

10.29
Stock Purchase Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2019, filed August 6, 2019.)

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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) the Registrant's Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018, and 2017; (iii) the Registrant's Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017; (iv) the Registrant's Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017; and (v) the notes to the Registrant's Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.
**	Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K.
+	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	February 7, 2020	By:	/s/ LEONARD S. SCHLEIFER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LEONARD S. SCHLEIFER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 7, 2020
Leonard S. Schleifer, M.D., Ph.D.
/s/ ROBERT E. LANDRY	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 7, 2020
Robert E. Landry
/s/ CHRISTOPHER R. FENIMORE	Vice President, Controller (Principal Accounting Officer)	February 7, 2020
Christopher R. Fenimore
/s/ GEORGE D. YANCOPOULOS	President, Chief Scientific Officer, and Director	February 7, 2020
George D. Yancopoulos, M.D., Ph.D.
/s/ P. ROY VAGELOS	Chairman of the Board	February 7, 2020
P. Roy Vagelos, M.D.
/s/ BONNIE L. BASSLER	Director	February 7, 2020
Bonnie L. Bassler, Ph.D.
/s/ MICHAEL S. BROWN	Director	February 7, 2020
Michael S. Brown, M.D.
/s/ N. ANTHONY COLES	Director	February 7, 2020
N. Anthony Coles, M.D.
/s/ JOSEPH L. GOLDSTEIN	Director	February 7, 2020
Joseph L. Goldstein, M.D.
/s/ CHRISTINE A. POON	Director	February 7, 2020
Christine A. Poon
/s/ ARTHUR F. RYAN	Director	February 7, 2020
Arthur F. Ryan
/s/ GEORGE L. SING	Director	February 7, 2020
George L. Sing
/s/ MARC TESSIER-LAVIGNE	Director	February 7, 2020
Marc Tessier-Lavigne, Ph.D.
/s/ HUDA Y. ZOGHBI	Director	February 7, 2020
Huda Y. Zoghbi, M.D.

REGENERON PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Regeneron Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Regeneron Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition of Collaboration Revenue related to Research and Development Performance Obligations

As described in Note 1 to the consolidated financial statements, revenues related to collaboration arrangements where the Company satisfies performance obligations during the development phase over time are typically recognized using an input method on the basis of research and development costs incurred relative to the total expected costs which determines the extent of progress in each period towards completion of the performance obligation. Collaboration revenue for non-refundable up-front payments, development milestones, and payments for development activities, for which management used an input method, was $497.6 million for the year ended December 31, 2019. Management has disclosed that there is variability in the scope of activities and length of time necessary to develop a drug product, potential delays in development programs, changes to development plans and budgets as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization related to these estimates.

The principal considerations for our determination that performing procedures relating to recognition of collaboration revenue related to research and development performance obligations is a critical audit matter are there was significant judgment by management when developing the total expected research and development costs to complete the performance obligation. This in turn led to significant audit effort in performing procedures and evaluating evidence to assess the reasonableness of the estimates of the costs to complete.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of total expected research and development costs to complete the performance obligation. These procedures also included, among others, evaluating and testing management’s process for determining the total expected research and development costs at completion for a sample of contracts, which included evaluating the reasonableness of actual costs incurred and estimated costs to complete. Evaluating the reasonableness of estimated costs to complete involved assessing management’s ability to reasonably estimate costs to complete the performance obligation by (i) obtaining supporting evidence for expected development activities; (ii) evaluating the identification of circumstances that may warrant a modification to estimated costs to complete; and (iii) agreeing estimates of total budgeted costs to contracts or other agreements with collaboration partners.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 7, 2020

We have served as the Company’s auditor since 1989.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,617.8	$1,467.7
Marketable securities	1,596.5	1,342.2
Accounts receivable - trade, net	2,100.0	1,723.7
Accounts receivable from Sanofi	260.6	226.4
Accounts receivable from Bayer	311.6	293.1
Inventories	1,415.5	1,151.2
Prepaid expenses and other current assets	387.1	243.3
Total current assets	7,689.1	6,447.6

Marketable securities	3,256.8	1,755.0
Property, plant, and equipment, net	2,890.4	2,575.8
Deferred tax assets	824.2	828.7
Other noncurrent assets	144.7	127.4
Total assets	$14,805.2	$11,734.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$418.1	$218.2
Accrued expenses and other current liabilities	1,086.8	772.1
Deferred revenue from Sanofi	395.5	246.7
Deferred revenue - other	196.2	205.8
Total current liabilities	2,096.6	1,442.8

Finance lease liabilities	713.9	708.5
Deferred revenue from Sanofi	509.7	279.3
Deferred revenue - other	109.3	184.9
Other noncurrent liabilities	286.0	361.7
Total liabilities	3,715.5	2,977.2

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,848,970 in 2019 and 1,911,354 in 2018	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 113,288,103 in 2019 and 111,084,951 in 2018	0.1	0.1
Additional paid-in capital	4,428.6	3,911.6
Retained earnings	7,379.8	5,254.3
Accumulated other comprehensive income (loss)	21.1	(12.3)
Treasury Stock, at cost; 4,860,123 shares in 2019 and 3,990,021 shares in 2018	(739.9)	(396.4)
Total stockholders' equity	11,089.7	8,757.3
Total liabilities and stockholders' equity	$14,805.2	$11,734.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Statements of Operations
Revenues:
Net product sales	$4,834.4	$4,106.2	$3,718.5
Sanofi collaboration revenue	1,426.8	1,111.1	877.2
Bayer collaboration revenue	1,188.8	1,076.7	938.1
Other revenue	413.4	416.8	338.4
	7,863.4	6,710.8	5,872.2

Expenses:
Research and development	3,036.6	2,186.1	2,075.1
Selling, general, and administrative	1,834.8	1,556.2	1,320.4
Cost of goods sold	362.3	180.0	202.5
Cost of collaboration and contract manufacturing	419.9	254.1	194.6
	5,653.6	4,176.4	3,792.6

Income from operations	2,209.8	2,534.4	2,079.6

Other income (expense):
Other income (expense), net	249.5	47.3	24.0
Interest expense	(30.2)	(28.2)	(25.1)
	219.3	19.1	(1.1)

Income before income taxes	2,429.1	2,553.5	2,078.5

Income tax expense	(313.3)	(109.1)	(880.0)

Net income	$2,115.8	$2,444.4	$1,198.5

Net income per share - basic	$19.38	$22.65	$11.27
Net income per share - diluted	$18.46	$21.29	$10.34

Weighted average shares outstanding - basic	109.2	107.9	106.3
Weighted average shares outstanding - diluted	114.6	114.8	115.9

Statements of Comprehensive Income
Net income	$2,115.8	$2,444.4	$1,198.5
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	35.9	(7.0)	12.7
Unrealized (loss) gain on cash flow hedges	(2.5)	0.7	0.8
Comprehensive income	$2,149.2	$2,438.1	$1,212.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2019, 2018, and 2017
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2016	1.9	—	107.9	$0.1	$3,030.0	$1,748.2	$(12.8)	(3.8)	$(316.2)	$4,449.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	2.4	—	240.6	—	—	—	—	240.6
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.8)	—	(301.7)	—	—	—	—	(301.7)
Issuance of Common Stock for 401(k) Savings Plan	—	—	—	—	19.4	—	—	—	—	19.4
Stock-based compensation charges	—	—	—	—	524.6	—	—	—	—	524.6
Net income	—	—	—	—	—	1,198.5	—	—	—	1,198.5
Other comprehensive income, net of tax	—	—	—	—	—	—	13.4	—	—	13.4
Balance, December 31, 2017	1.9	—	109.5	0.1	3,512.9	2,946.7	0.6	(3.8)	(316.2)	6,144.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	2.0	—	114.2	—	—	—	—	114.2
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.5)	—	(187.2)	—	—	—	—	(187.2)
Issuance of Common Stock for 401(k) Savings Plan	—	—	0.1	—	26.9	—	—	—	—	26.9
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.2)	(80.2)	(80.2)
Stock-based compensation charges	—	—	—	—	444.8	—	—	—	—	444.8
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	—	—	(136.8)	(6.6)	—	—	(143.4)
Net income	—	—	—	—	—	2,444.4	—	—	—	2,444.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6.3)	—	—	(6.3)
Balance, December 31, 2018	1.9	—	111.1	0.1	3,911.6	5,254.3	(12.3)	(4.0)	(396.4)	8,757.3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	2.6	—	213.2	—	—	—	—	213.2
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.5)	—	(188.0)	—	—	—	—	(188.0)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	24.9	—	—	0.1	13.2	38.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.0)	(356.7)	(356.7)
Conversion of Class A Stock to Common Stock	(0.1)	—	0.1	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	466.9	—	—	—	—	466.9
Adjustment upon adoption of new accounting standard	—	—	—	—	—	9.7	—	—	—	9.7
Net income	—	—	—	—	—	2,115.8	—	—	—	2,115.8
Other comprehensive income, net of tax	—	—	—	—	—	—	33.4	—	—	33.4
Balance, December 31, 2019	1.8	—	113.3	$0.1	$4,428.6	$7,379.8	$21.1	(4.9)	$(739.9)	$11,089.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$2,115.8	$2,444.4	$1,198.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210.3	148.2	145.5
Non-cash compensation expense	464.3	427.4	507.3
Other non-cash items, net	(29.3)	12.1	63.5
Deferred taxes	(130.6)	(140.0)	318.8
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(473.1)	(268.9)	(362.7)
Increase in inventories	(335.5)	(387.9)	(314.2)
Increase in prepaid expenses and other assets	(130.4)	(55.7)	(113.3)
Increase (decrease) in deferred revenue	294.0	(194.5)	(113.1)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	444.5	210.0	(23.2)
Total adjustments	314.2	(249.3)	108.6
Net cash provided by operating activities	2,430.0	2,195.1	1,307.1

Cash flows from investing activities:
Purchases of marketable and other securities	(3,202.4)	(1,845.5)	(1,277.2)
Sales or maturities of marketable securities	1,604.2	775.6	544.6
Capital expenditures	(429.6)	(383.1)	(272.6)
Other	—	(10.0)	—
Net cash used in investing activities	(2,027.8)	(1,463.0)	(1,005.2)

Cash flows from financing activities:
Proceeds in connection with finance lease liabilities	—	—	57.0
Payments in connection with finance lease liabilities	—	—	(19.9)
Proceeds from issuance of Common Stock	211.8	114.5	240.2
Payments in connection with Common Stock tendered for employee tax obligations	(188.0)	(187.2)	(301.7)
Repurchases of Common Stock	(275.9)	(4.4)	—
Net cash used in financing activities	(252.1)	(77.1)	(24.4)

Net increase in cash, cash equivalents, and restricted cash	150.1	655.0	277.5

Cash, cash equivalents, and restricted cash at beginning of period	1,480.2	825.2	547.7

Cash, cash equivalents, and restricted cash at end of period	$1,630.3	$1,480.2	$825.2

Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	$25.0	$22.3	$18.7
Cash paid for income taxes	$342.3	$205.6	$754.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, dollars in millions, except per share data)

1. Business Overview and Summary of Significant Accounting Policies
Organization and Business
Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, pain, infectious diseases, and rare diseases. The Company's products that have received marketing approval, which are currently marketed by us and/or our collaborators, consist of EYLEA® (aflibercept), Dupixent® (dupilumab), Libtayo® (cemiplimab), Praluent® (alirocumab), Kevzara® (sarilumab), ARCALYST® (rilonacept), and ZALTRAP® (ziv-aflibercept). The Company is a party to collaboration agreements to develop and commercialize, as applicable, certain products and product candidates (see Note 3).
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
We adopted Accounting Standards Codification ("ASC") 842, Leases, on January 1, 2019 (the "effective date") and used the effective date as our date of initial application. See Note 11. The new standard requires a lessee to recognize on its balance sheet (for both finance and operating leases) a liability for future lease payments and a right-of-use asset representing its right to use the underlying asset over the lease term. We elected the practical expedients upon transition, which permitted companies to not reassess lease identification, classification, and initial direct costs under the new standard for leases that commenced prior to the effective date. Upon adoption of the new standard, we recognized right-of-use assets of $33.2 million related to operating leases as of January 1, 2019. The impact of adopting the standard for the facilities that we had historically applied build-to-suit and capital lease accounting was not material to our Consolidated Financial Statements. Prior period amounts have not been adjusted in connection with the adoption of this standard.
We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. The Company adopted the standard using the modified retrospective method, and thus recognized a cumulative-effect adjustment to reduce Retained earnings and increase Deferred revenue on January 1, 2018 by $143.4 million, net of tax. Prior period amounts were not adjusted in connection with the adoption of this standard. We also adopted Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018. The Company recognized a cumulative-effect adjustment, related to unrealized gains on equity securities, to reduce Accumulated other comprehensive income and increase Retained earnings on January 1, 2018 by $6.6 million.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents, certain investments, and accounts receivable. In accordance with the Company's policies, the Company mandates asset diversification and monitors exposure with its counterparties.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

Concentrations of credit risk with respect to accounts receivable are significant. The Company has a concentration of credit risk associated with the receivables due from its collaborators Bayer, Sanofi, and Teva. The Company is also subject to credit risk with accounts receivable from its product sales, which are due from several distributors and specialty pharmacies (the Company's customers). As of December 31, 2019 and 2018, three individual customers accounted for 97% and 99%, respectively, of the Company's net trade accounts receivable balances. The Company has contractual payment terms with each of its customers, and the Company monitors its customers' financial performance and credit worthiness so that it can properly assess and respond to any changes in their credit profile. As of December 31, 2019 and 2018, there were no reserves against trade accounts receivable. In addition, during the years ended December 31, 2019, 2018, and 2017, the Company did not recognize any charges for write-offs of trade accounts receivable.
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheet for cash and cash equivalents approximates its fair value.
Debt and Equity Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. We invest our cash primarily in debt securities of investment grade institutions. We consider our investments in debt securities to be "available-for-sale," as defined by authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). These assets are carried at fair value and the unrealized gains and losses are included in Accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale debt securities are included in Other income (expense), net.
We also have investments in equity securities that are carried at fair value with changes in fair value recognized within Other income (expense), net. We have elected to measure certain equity investments we hold that do not have readily determinable fair values at cost less impairment, if any, and adjust for observable price changes in orderly transactions for identical or similar investments of the same issuer within Other income (expense), net.
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
Accounts Receivable
The Company's trade accounts receivable arise from product sales and represent amounts due from its distributors and specialty pharmacies (collectively, the Company's trade "customers"), which are all located in the United States. In addition, the Company records accounts receivable arising from its collaboration and licensing agreements. The Company monitors the financial performance and credit worthiness of its counterparties so that it can properly assess and respond to changes in their credit profile. The Company provides reserves against receivables for estimated losses, if any, that may result from a counterparty's inability to pay. Amounts determined to be uncollectible are written-off against the reserve.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method.
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. Costs of construction of certain long-lived assets include capitalized interest, which is amortized over the estimated useful life of the related asset. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in operations. The estimated useful lives of property, plant, and equipment are as follows:

Building and improvements	10–50 years
Laboratory and other equipment	3–10 years
Furniture and fixtures	5 years

The Company periodically assesses the recoverability of long-lived assets, such as property, plant, and equipment, and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Revenue Recognition
Product Revenue
Product revenue consists of U.S. net product sales of EYLEA, Libtayo, and ARCALYST. Revenue from product sales is recognized at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt by our distributors and specialty pharmacies. The Company's written contracts with its customers stipulate product is shipped freight on board destination (FOB destination).
The Company sells its marketed products in the United States to several distributors and specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies take physical delivery of product. For EYLEA and Libtayo, the distributors and specialty pharmacies sell the product directly to healthcare providers.
The amount of revenue we recognize from product sales varies due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration that we will be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payor mix, and other relevant factors. The Company reviews its estimates of rebates, chargebacks, and other applicable provisions each period and records any necessary adjustments in the current period's net product sales.
Rebates, Chargebacks, and Discounts: The Company estimates reductions to product sales for Medicaid and Veterans' Administration ("VA") programs as well as certain other qualifying federal and state government programs, and for other programs, including group purchasing organizations. Based upon the Company's contracts with government agencies and other organizations, statutorily-defined discounts applicable to government-funded programs, historical experience, and estimated payor mix, the Company estimates and records an allowance for rebates and chargebacks. The Company's liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, and invoices received for claims from prior quarters that have not been paid. The Company's reserves related to discounted pricing to VA, Public Health Services, and others (collectively "qualified healthcare providers") represent the Company's estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices the Company charges to its customers (i.e., distributors and specialty pharmacies). The Company's customers charge the Company for the difference between what they pay for the products and the ultimate selling price to the

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

qualified healthcare providers. The Company's reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.
Distribution-Related Fees: The Company has written contracts with its customers that include terms for distribution-related fees. The Company estimates and records distribution and related fees due to its customers generally based on gross sales.
Other Sales-Related Deductions: The Company estimates other sales-related deductions offered to customers based on written contracts. The Company estimates and records other sales-related deductions generally based on gross sales.
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
Collaboration Revenue
We have entered into various agreements related to our activities to research, develop, manufacture, and commercialize product candidates and utilize our technology platforms. The Company earns collaboration revenue in connection with collaboration agreements to utilize our technology platforms and develop and/or commercialize product candidates where we deem the collaborator to be our customer. During the first quarter of 2018, we adopted ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is measured as the amount of consideration we expect to be entitled to in exchange for transferring promised goods or providing services to a customer, and is recognized when (or as) we satisfy performance obligations under the terms of a contract. Depending on the terms of the arrangement, we may defer the recognition of all or a portion of the consideration received because the performance obligations are satisfied over time.
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
The terms of these agreements typically include consideration to be provided to the Company in the form of non-refundable up-front payments, development milestones, reimbursements for development activities, as well as reimbursements for commercialization activities, sales milestones, and sharing of profits or losses arising from the commercialization of products.
At the inception of the contract, the transaction price reflects the amount of consideration we expect to be entitled to in exchange for transferring promised goods or services to our customer. In arrangements where we satisfy performance obligation(s) during the development phase over time, we recognize collaboration revenue over time typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion. We review our estimate of the transaction price and the total expected cost each period, and make revisions to such estimates as necessary. When we are entitled to reimbursement of all or a portion of the research and development expenses that we incur under a collaboration, we record those reimbursable amounts proportionately as we recognize our expenses. We recognized collaboration revenue for non-refundable up-front payments, development milestones, and payments for development activities, for which we used an input method, of $497.6 million and $837.7 million for the years ended December 31, 2019 and 2018, respectively.
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
For each clinical trial that we conduct, certain clinical trial costs are expensed immediately, while others are expensed over time based on the expected total number of patients in the trial, the rate at which patients enter the trial, and/or the period over which clinical investigators, contract research organizations ("CROs"), or other third-party service providers are expected to provide services. In the event of early termination of a clinical trial, we accrue and recognize expenses in an amount based on our estimate of the remaining noncancelable obligations associated with the winding down of the clinical trial and/or penalties.
Stock-based Compensation
The Company recognizes stock-based compensation expense for equity grants under the Company's long-term incentive plans to employees and non-employee members of the Company's board of directors (as applicable) based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period.
The fair value of stock option awards are estimated using the Black-Scholes model. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The fair value of performance-based restricted stock units which are subject to vesting based on the Company’s attainment of pre-established performance goals is estimated using a Monte Carlo simulation. The probability of the number of actual shares expected to be earned is considered in the grant-date valuation, and therefore, stock-based compensation expense is not adjusted at the vesting date to reflect the actual number of shares earned.

Income Taxes
The provision for income taxes includes U.S. federal, state, local, and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, including deferred tax assets and liabilities for expected amounts of global intangible low-taxed income ("GILTI") inclusions, are recognized on the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Per Share Data
Basic net income per share is computed by dividing net income by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net income per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. Basic net income per share excludes restricted stock until vested. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock under the Company's long-term incentive plans, which are included under the "treasury stock method" when dilutive and (ii) Common Stock to be issued upon the achievement of certain market conditions, which are included under the "treasury stock method" when dilutive.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the current other-than-temporary impairment model. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our financial statements or internal controls.
2. Product Sales
Net product sales consist of the following:

	Year Ended December 31,
Net Product Sales in the United States	2019	2018	2017
EYLEA	$4,644.2	$4,076.7	$3,701.9
Libtayo	175.7	14.8	—
ARCALYST	14.5	14.7	16.6
	$4,834.4	$4,106.2	$3,718.5

The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the years ended December 31, 2019, 2018, and 2017. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Year Ended December 31,
	2019	2018	2017
Besse Medical, a subsidiary of AmerisourceBergen Corporation	57%	56%	51%
McKesson Corporation	33%	36%	29%
Curascript SD Specialty Distribution, a subsidiary of Express Scripts	**	**	19%

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
The following table summarizes the provisions, and credits/payments, for sales-related deductions for the years ended December 31, 2019, 2018, and 2017.

	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2016	$12.7	$29.5	$3.6	$45.8
Provisions	167.8	194.1	46.4	408.3
Credits/payments	(150.6)	(189.5)	(28.7)	(368.8)
Balance as of December 31, 2017	29.9	34.1	21.3	85.3
Provisions	223.4	211.0	44.5	478.9
Credits/payments	(212.2)	(203.1)	(57.5)	(472.8)
Balance as of December 31, 2018	41.1	42.0	8.3	91.4
Provisions	423.2	242.9	61.8	727.9
Credits/payments	(384.0)	(238.5)	(40.7)	(663.2)
Balance as of December 31, 2019	$80.3	$46.4	$29.4	$156.1

3. Collaboration and License Agreements
We have entered into various agreements related to our activities to research, develop, manufacture, and commercialize product candidates and utilize our technology platforms. Significant agreements of this kind are described below.
a. Sanofi
Sanofi owned a total of 23,350,365 shares of our Common Stock as of December 31, 2019, a portion of which was purchased in connection with the companies' antibody collaboration described below. See Note 12 for a description of the investor agreement between us and Sanofi.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

The collaboration revenue we earned from Sanofi is detailed below:

	Year Ended December 31,
Sanofi Collaboration Revenue	2019	2018	2017
Antibody:
Reimbursement of research and development expenses	$277.7	$265.3	$508.4
Reimbursement of commercialization-related expenses	479.9	417.2	368.8
Reimbursement for manufacturing of commercial supplies	206.7	127.6	35.1
Regeneron's share of profits (losses) in connection with commercialization of antibodies	209.3	(227.0)	(442.6)
Other	(1.5)	(24.1)	84.0
Total Antibody	1,172.1	559.0	553.7
Immuno-oncology:
Reimbursement of research and development expenses	163.0	311.8	240.0
Reimbursement of commercialization-related expenses	10.3	8.9	7.0
Amounts recognized in connection with up-front payments received	92.7	243.8	80.0
Other	(11.3)	(12.4)	(3.5)
Total Immuno-oncology	254.7	552.1	323.5
	$1,426.8	$1,111.1	$877.2

Antibody
In 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration was governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). In connection with the execution of the Antibody Discovery Agreement in 2007, the Company received a non-refundable up-front payment of $85.0 million from Sanofi. In addition, under the Antibody Discovery Agreement, Sanofi funded the Company's research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi funded $130.0 million of the Company's research activities in 2017. The Company's Antibody Discovery Agreement with Sanofi ended on December 31, 2017 without any extension and, therefore, funding from Sanofi under the Antibody Discovery Agreement ceased after 2017. The Company accelerated the recognition of deferred revenue from the $85.0 million up-front payment and other payments in connection with Sanofi's decision to end the Antibody Discovery Agreement between the Company and Sanofi on December 31, 2017. The Company has the right to develop or continue to develop product candidates discovered under the Antibody Discovery Agreement, with the exception of those that are being developed (and commercialized, as applicable) under the Antibody License and Collaboration Agreement (i.e., Dupixent, Praluent, Kevzara, and REGN3500), independently, or with other collaborators.
Under the License and Collaboration Agreement, following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. The Company recognized as research and development expense $46.0 million, $47.7 million, and $91.8 million in 2019, 2018, and 2017, respectively, its share of antibody development expenses that Sanofi incurred related to Dupixent, Praluent, and Kevzara. All other agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi. We are obligated to reimburse Sanofi for 50% of worldwide development expenses that were fully funded by Sanofi and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and the Company's share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

development costs. The Company's contingent reimbursement obligation to Sanofi under the Antibody Collaboration was approximately $2.990 billion as of December 31, 2019.
Effective January 7, 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and REGN3500 (collectively, the "Dupilumab/REGN3500 Eligible Investments"). Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement. During 2019, Sanofi elected to sell, and we elected to purchase (in cash), 93,286 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $29.4 million, as Treasury Stock during 2019. During 2018, the cost of shares of the Company's Common Stock that we elected to purchase from Sanofi (in cash) in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments was not material.
Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the Antibody Collaboration until commercial supplies of that drug candidate are being manufactured. Sanofi leads commercialization activities for products developed under the License and Collaboration Agreement, subject to the Company's right to co-commercialize such products. The Company has exercised its option to co-commercialize Dupixent, Praluent, and Kevzara in the United States. While we are not currently co-commercializing these antibodies outside the United States, we have recently exercised our option to co-commercialize Dupixent in certain countries outside the United States. We currently anticipate commencing co-commercialization of Dupixent outside the United States at the end of 2020. The parties equally share profits and losses from sales within the United States. The parties share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron), and losses outside the United States at 55% (Sanofi)/45% (Regeneron). In addition to profit and loss sharing, the Company is entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales of antibodies (subject to this agreement) outside the United States exceed $1.0 billion on a rolling twelve-month basis.
"Reimbursement of commercialization-related expenses" in the table above represents reimbursement of internal and external costs in connection with commercializing Dupixent, Praluent, and Kevzara. During the same periods that the Company recorded reimbursements from Sanofi related to the Company's commercialization expenses, the Company also recorded its share of profits or losses in connection with the companies commercializing Dupixent, Praluent, and Kevzara, within Sanofi collaboration revenue.
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
In December 2019, we and Sanofi announced our intent to restructure the Antibody Collaboration for Kevzara and Praluent and enter into a royalty-based arrangement. Under the proposed terms of the agreement, Sanofi is expected to gain sole global rights to Kevzara and sole rights to Praluent outside of the United States. Regeneron is expected to gain sole U.S. rights to Praluent. Under the proposed terms, each party will be solely responsible for funding development and commercialization expenses in their respective territories. In the fourth quarter of 2019, we recorded a $35.2 million charge related to employee separation costs, as the Company has eliminated certain commercialization activities and related headcount in connection with the proposed restructuring of the antibody agreement with Sanofi. The proposed agreement with Sanofi to restructure the antibody agreement, which is expected to be finalized in the first quarter of 2020, will not impact Dupixent and REGN3500 as the companies will continue to collaborate on these antibodies under the terms of the License and Collaboration Agreement.
The Company's significant promised goods and services consist of providing research and development services, including the manufacturing of clinical supplies, and providing commercial-related services, including the manufacturing of commercial supplies. We recognize Sanofi antibody collaboration revenue in an amount equal to the amount we have the right to invoice and such amount corresponds directly with the value to Sanofi of our performance to date; therefore, we do not disclose the value of the transaction price allocated to our remaining unsatisfied performance obligations. The amount of variable consideration related to our share of profits and losses, as well as sales milestones, is deemed to be constrained as of December 31, 2019, and therefore has not been included in the transaction price.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	As of December 31,
	2019	2018
Accounts receivable	$272.7	$138.2
Deferred revenue	$337.2	$236.1
Significant changes in deferred revenue balances are as follows:

Year Ended December 31, 2019
Increase due to shipments of commercial supplies to Sanofi	$335.7
Revenue recognized that was included in deferred revenue at the beginning of the period	$(240.4)

Immuno-Oncology
In 2015, the Company and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Amended and Restated Immuno-oncology Discovery and Development Agreement ("Amended IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). In connection with the execution of the original Immuno-oncology Discovery and Development Agreement in 2015 ("2015 IO Discovery Agreement"), which has been replaced by the Amended IO Discovery Agreement (as discussed below), Sanofi made a $265.0 million non-refundable up-front payment to the Company. Pursuant to the 2015 IO Discovery Agreement, the Company was to spend up to $1.090 billion ("IO Discovery Budget") to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept, and Sanofi was to reimburse the Company for up to $825.0 million of these costs, subject to certain annual limits. The original term of the 2015 IO Discovery Agreement was to continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Budget was exhausted, subject to Sanofi’s option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs.
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
Under the terms of the Amended IO Discovery Agreement, the Company is required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million and (ii) the MUC16xCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $50.0 million (the "MUC16xCD3 Program Costs Cap"); provided that under certain circumstances, Sanofi will have the option to increase the MUC16xCD3 Program Costs Cap to $70.0 million by making a payment to the Company in the amount of $20.0 million.
Pursuant to the Amended IO Discovery Agreement, we are primarily responsible for antibody development, preclinical activities, toxicology studies, manufacture of clinical supplies, filing of Investigational New Drug Applications ("INDs"), and clinical development through proof-of-concept with respect to the BCMAxCD3 Program and MUC16xCD3 Program. We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates from our share of future profits from commercialized IO Collaboration products. However, the Company is only required to apply 10% of its share of the profits from IO Collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. The Company's contingent reimbursement obligation to Sanofi under the IO Collaboration was approximately $75 million as of December 31, 2019.

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
In connection with the execution of the IO License and Collaboration Agreement in 2015, Sanofi made a $375.0 million non-refundable up-front payment to the Company. Under the terms of the IO License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, agreed-upon development and commercialization expenses for Libtayo. Pursuant to the Letter Agreement, the Libtayo development budget was increased and the Company has agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Libtayo development and Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 869,828 currently remains available) of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. Refer to Note 18 for details regarding shares Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi) to satisfy Sanofi's funding obligation related to Libtayo development costs and refer to the "Antibody" section above for a description of share transactions related to Dupilumab/REGN3500 Eligible Investments.
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States (see Note 2 for related product sales information), while Sanofi leads commercialization activities outside of the United States and the parties equally share profits and losses from worldwide sales. Consequently, in 2019, we recorded $78.2 million, within Cost of goods sold, related to our obligation to pay Sanofi its share of Libtayo U.S. gross profits; such amounts were not material in 2018. As it relates to the commercialization of Libtayo outside of the United States, we recognize our share of profits and losses within Sanofi collaboration revenue.
In September 2018, the FDA approved Libtayo for the treatment of patients with metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC"), and Sanofi exercised its option to co-commercialize Libtayo in the United States. The Company will be entitled to a milestone payment of $375.0 million in the event that global sales of certain licensed products targeting PD-1 (including Libtayo), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with any of such licensed products targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period. The amount of variable consideration related to such milestone is deemed to be constrained as of December 31, 2019, and therefore has not been included in the transaction price.
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
"Amounts recognized in connection with up-front payments received" in the Sanofi Collaboration Revenue table above includes recognition of deferred revenue from (i) the aggregate up-front payments received during 2015 and (ii) amounts received in connection with the termination of the 2015 IO Discovery Agreement (as described above). During 2018, we reduced our estimate of the total research and development costs expected to complete the contract, including in connection with the termination of the 2015 IO Discovery Agreement, and, as result, a cumulative catch-up adjustment of $135.0 million was recognized for the year ended December 31, 2018.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	As of December 31,
	2019	2018
Accounts receivable, net	$(16.7)	$77.9
Deferred revenue	$568.0	$289.9
Significant changes in deferred revenue balances are as follows:

Year Ended December 31, 2019
Increase as a result of payment received from Sanofi in connection with the termination of the 2015 IO Discovery Agreement	$415.9
Revenue recognized that was included in deferred revenue at the beginning of the period	$(92.7)
Revenue recognized that was added to deferred revenue during the period	$(48.4)

The aggregate amount of the transaction price under the IO Collaboration allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of December 31, 2019 was $1.138 billion. This amount is expected to be recognized as revenue over the remaining period in which the Company is obligated to satisfy its performance obligation in connection with performing development activities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

b. Bayer
EYLEA outside the United States
Revenue earned in connection with our Bayer EYLEA collaboration is as follows (note that the table excludes amounts in connection with our Bayer Ang2 antibody and PDGFR-beta antibody collaboration agreements, which were previously terminated):

	Year Ended December 31,
Bayer EYLEA Collaboration Revenue	2019	2018	2017
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$1,091.4	$992.3	$802.3
Reimbursement of EYLEA development expenses	23.0	11.2	13.3
Other	74.4	73.6	58.7
	$1,188.8	$1,077.1	$874.3

In 2006, the Company entered into a license and collaboration agreement with Bayer for the global development and commercialization outside the United States of EYLEA. All agreed-upon EYLEA development expenses incurred by the Company and Bayer, under a global development plan, are shared equally. The Company is also obligated to use commercially reasonable efforts to supply clinical and commercial bulk product of EYLEA. Bayer has the right to terminate the license and collaboration agreement without cause with at least six months' or twelve months' advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, the Company retains all rights to EYLEA.
Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, the Company is entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales through 2021, and thereafter, the companies will share equally in profits and losses from the sales of EYLEA. Within the United States, the Company is responsible for commercialization of EYLEA and retains exclusive rights to all profits from such commercialization in the United States. The Company is obligated to reimburse Bayer out of its share of the collaboration profits (including the Company's percentage of sales of EYLEA in Japan) for 50% of the agreed-upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and the Company's share of the collaboration profits, or at a faster rate at the Company's option. The Company's contingent reimbursement obligation to Bayer was approximately $270 million as of December 31, 2019.
c. Teva
In 2016, the Company and Teva entered into a collaboration agreement (the "Teva Collaboration Agreement") to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation. In connection with the Teva Collaboration Agreement, Teva made a $250.0 million non-refundable up-front payment. The Company leads global development activities, and the parties share development costs equally, on an ongoing basis, under a global development plan. The Company is also responsible for the manufacture and supply of fasinumab globally.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

In 2017, the Company earned, and recognized as substantive milestones, development milestones of $25.0 million and $35.0 million, respectively, from Teva upon initiation of two Phase 3 trials. During 2018, the Company achieved a development milestone of $60.0 million. The Company is entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts; the amount of variable consideration related to such milestones is deemed to be constrained as of December 31, 2019, and therefore has not been included in the transaction price.
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
The Company recognized $206.5 million, $244.6 million, and $221.5 million of revenue in 2019, 2018, and 2017, respectively, in connection with the Teva Collaboration Agreement.
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	As of December 31,
	2019	2018
Accounts receivable (recorded within Prepaid expenses and other current assets)	$21.2	$28.8
Deferred revenue	$114.4	$194.5
Significant changes in deferred revenue balances are as follows:

Year Ended December 31, 2019
Revenue recognized that was included in deferred revenue at the beginning of the period	$(82.1)

The aggregate amount of the transaction price under the Teva Collaboration Agreement allocated to the Company's performance obligation that was unsatisfied (or partially unsatisfied) as of December 31, 2019 was $267.1 million. This amount is expected to be recognized as revenue over the remaining period in which the Company is obligated to satisfy its performance obligation in connection with performing development activities.
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
e. Other
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

4. Marketable Securities
Marketable securities as of December 31, 2019 and 2018 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 5) as well as equity securities of publicly traded companies (see Note 5).
The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of December 31, 2019	Cost Basis	Gains	Losses	Value
Corporate bonds	$3,960.5	$27.8	$(0.2)	$3,988.1
U.S. government and government agency obligations	54.3	0.2	(0.1)	54.4
Sovereign bonds	26.9	0.4	—	27.3
Commercial paper	92.3	—	—	92.3
Certificates of deposit	72.3	0.1	—	72.4
	$4,206.3	$28.5	$(0.3)	$4,234.5

As of December 31, 2018
Corporate bonds	$2,734.8	$1.0	$(17.4)	$2,718.4
U.S. government and government agency obligations	110.4	—	(1.0)	109.4
Sovereign bonds	7.6	—	—	7.6
Commercial paper	113.8	—	—	113.8
Certificates of deposit	60.0	—	—	60.0
	$3,026.6	$1.0	$(18.4)	$3,009.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of December 31, 2019 mature at various dates through December 2024. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	As of December 31,
	2019	2018
Maturities within one year	$1,596.5	$1,342.2
Maturities after one year through five years	2,638.0	1,667.0
	$4,234.5	$3,009.2

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

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$257.2	$(0.2)	$41.1	$—	$298.3	$(0.2)
U.S. government and government agency obligations	17.3	(0.1)	2.0	—	19.3	(0.1)
	$274.5	$(0.3)	$43.1	$—	$317.6	$(0.3)

As of December 31, 2018
Corporate bonds	$1,482.6	$(6.1)	$801.6	$(11.3)	$2,284.2	$(17.4)
U.S. government and government agency obligations	—	—	99.1	(1.0)	99.1	(1.0)
	$1,482.6	$(6.1)	$900.7	$(12.3)	$2,383.3	$(18.4)

There were no realized losses on sales of marketable securities, and realized gains were not material, for the year ended December 31, 2019. Realized gains and losses on sales of marketable securities were not material for the years ended December 31, 2018 and 2017.
With respect to marketable securities, for the years ended December 31, 2019, 2018, and 2017, amounts reclassified from Accumulated other comprehensive income (loss) into Other income (expense), net were related to realized gains and losses on sales of securities (as described above).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

5. Fair Value Measurements
The table below summarizes the Company's assets which are measured at fair value on a recurring basis. The following fair value hierarchy is used to classify assets, based on inputs to valuation techniques utilized to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets

•
Level 2 - Significant other observable inputs, such as quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable

•	Level 3 - Significant other unobservable inputs

		Fair Value Measurements at Reporting Date
As of December 31, 2019	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$3,988.1	—	$3,988.1
U.S. government and government agency obligations	54.4	—	54.4
Sovereign bonds	27.3	—	27.3
Commercial paper	92.3	—	92.3
Certificates of deposit	72.4	—	72.4
Equity securities (unrestricted)	61.6	$61.6	—
Equity securities (restricted)	557.2	557.2	—
	$4,853.3	$618.8	$4,234.5

As of December 31, 2018
Available-for-sale debt securities:
Corporate bonds	$2,718.4	—	$2,718.4
U.S. government and government agency obligations	109.4	—	109.4
Sovereign bonds	7.6	—	7.6
Commercial paper	113.8	—	113.8
Certificates of deposit	60.0	—	60.0
Equity securities (unrestricted)	43.6	$43.6	—
Equity securities (restricted)	44.4	—	44.4
	$3,097.2	$43.6	$3,053.6

The Company held certain restricted equity securities as of December 31, 2019, including its investment in Alnylam (see Note 3), which are subject to transfer restrictions that expire at various dates through 2023.
The Company adopted ASU 2016-01 during the first quarter of 2018 (see Note 1); as a result, we recorded $118.3 million of net unrealized gains and $41.9 million of net unrealized losses on equity securities in Other income (expense), net for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2017, we recorded net unrealized gains of $14.7 million on equity securities in Other comprehensive income (loss).
In addition to the investments summarized in the table above, as of December 31, 2019 and 2018, the Company had $55.6 million and $45.5 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

6. Inventories
Inventories consist of the following:

	As of December 31,
	2019	2018
Raw materials	$216.3	$226.8
Work-in-process	727.7	571.1
Finished goods	70.6	24.4
Deferred costs	400.9	328.9
	$1,415.5	$1,151.2

Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred (see Note 1 for a further description of the related accounting policy). For the years ended December 31, 2019, 2018, and 2017, Cost of goods sold included inventory write-downs and reserves of $73.8 million, $12.5 million, and $20.9 million, respectively.
7. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	As of December 31,
	2019	2018
Land	$230.8	$199.0
Building and improvements	1,683.4	1,507.2
Leasehold improvements	97.6	97.0
Construction in progress	644.8	469.6
Laboratory equipment	850.7	773.7
Computer equipment and software	183.7	145.8
Furniture, office equipment, and other	121.8	112.2
	3,812.8	3,304.5
Less, accumulated depreciation and amortization	(922.4)	(728.7)
	$2,890.4	$2,575.8

Property, plant, and equipment in the table above includes leased property under the Company's finance lease at its Tarrytown, New York facility. See Note 11.
Depreciation and amortization expense (including as it relates to the Company's finance lease) on property, plant, and equipment amounted to $205.2 million, $144.1 million, and $142.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.
As of December 31, 2019 and 2018, $2,117.6 million and $1,813.8 million, respectively, of the Company's net property, plant, and equipment was located in the United States and $772.8 million and $762.0 million, respectively, was located in Europe (primarily in Ireland).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2019	2018
Accrued payroll and related costs	$344.4	$261.8
Accrued clinical expenses	142.7	142.2
Accrued sales-related charges, deductions, and royalties	249.0	182.7
Income taxes payable	49.4	20.8
Other accrued expenses and liabilities	301.3	164.6
	$1,086.8	$772.1

9. Deferred Revenue
Deferred revenue consists of the following:

	As of December 31,
	2019	2018
Current portion:
Received or receivable from Sanofi (see Note 3a)	$395.5	$246.7
Received or receivable from Bayer (see Note 3b)	49.2	44.4
Received or receivable from Teva (see Note 3c)	89.5	92.5
Other	57.5	68.9
	$591.7	$452.5
Noncurrent portion:
Received or receivable from Sanofi (see Note 3a)	$509.7	$279.3
Received or receivable from Bayer (see Note 3b)	73.8	45.1
Received or receivable from Teva (see Note 3c)	24.9	102.0
Other	10.6	37.8
	$619.0	$464.2

10. Credit Facility
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $50.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond December 2023, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of December 31, 2019.
The Credit Agreement contains financial and operating covenants. The Company was in compliance with all covenants of the Credit Facility as of December 31, 2019.
11. Commitments and Contingencies
See Note 16 for disclosures related to legal contingencies.
a. Leases
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
Operating leases
Amounts recognized in our Consolidated Balance Sheets and Statements of Operations included in this report associated with operating leases were not material. Operating lease right-of-use assets are included within Other noncurrent assets, and lease liabilities are included in Accrued expenses and other current liabilities and Other noncurrent liabilities.
Finance leases
In March 2017, we entered into a Participation Agreement with BA Leasing BSC, LLC, an affiliate of Banc of America Leasing & Capital LLC ("BAL"), as lessor, and a syndicate of lenders (collectively, the "Lease Participants"). In March 2017, we also entered into a Lease and Remedies Agreement with BAL, pursuant to which we have leased laboratory and office facilities in Tarrytown, New York (the "Facility") for a five-year term. The Participation Agreement, the Lease and Remedies Agreement, and certain other related agreements were amended and restated in May 2019, among other things, to revise certain covenants, representations and warranties, and events of default to be substantially similar to those set forth in the agreement governing the Company's revolving credit facility (as so amended and restated, the "Participation Agreement" and the "Lease," respectively). The Lease requires us to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month LIBOR, plus an applicable margin that varies with our debt rating and total leverage ratio. The Participation Agreement and the Lease include an option for us to elect to extend the maturity date of the Participation Agreement and the term of the Lease for an additional five-year period, subject to the consent of all the Lease Participants and certain other conditions. We also have the option prior to the end of the term of the Lease to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Lease Participants' advances under the Participation Agreement, all accrued and unpaid interest and yield thereon, and all other outstanding amounts under the Participation Agreement, the Lease, and certain related documents or (b) sell the Facility to a third party on behalf of BAL. The advances under the Participation Agreement mature, and all amounts outstanding thereunder will become due and payable in full, at the end of the term of the Lease.

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
The agreements governing the Lease financing contain financial and operating covenants. The Company was in compliance with all such covenants as of December 31, 2019.
Amounts recognized in the Consolidated Balance Sheet related to the Lease are included in the table below. Other than the Lease described above, we had no leases accounted for as finance leases as of December 31, 2019.

		December 31,
	Classification	2019
Finance lease right-of-use assets	Property, plant, and equipment, net(1)	$660.1
Finance lease liabilities	Finance lease liabilities (noncurrent)	$713.9

(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $76.1 million as of December 31, 2019.

As of December 31, 2018, property, plant, and equipment, at cost, included $723.9 million of leased property under the Lease. Accumulated amortization related to these assets amounted to $61.7 million as of December 31, 2018.
Finance lease costs consist of the following:

Year Ended December 31, 2019
Amortization of right-of-use assets	$14.4
Interest on lease liabilities	27.6
$42.0
Other information related to our finance lease includes the following:

December 31,
2019
Remaining lease term (in years)	2.17
Discount rate	3.05%

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

Supplemental information
The following is a maturity analysis of our lease liabilities as of December 31, 2019:

	Operating Leases	Finance Leases
2020	$7.6	$22.2
2021	6.6	21.9
2022	3.3	725.4
2023	2.0	—
2024	2.3	—
Thereafter	4.3	—
Total undiscounted lease payments	26.1	769.5
Imputed interest	(2.5)	(50.1)
Debt financing costs	—	(5.5)
Total lease liabilities	$23.6	$713.9

As of December 31, 2018, the estimated future minimum noncancelable lease commitments, excluding the purchase price we would be obligated to pay if we were to exercise our option to purchase the Facility, were as follows:

	Operating Leases	Capital and Facility Lease Obligations
2019	$10.4	$26.4
2020	3.8	28.4
2021	3.4	27.9
2022	2.2	7.0
2023	1.5	—
Thereafter	4.1	—
	$25.4	$89.7

b. Research Collaboration and Licensing Agreements
As part of our research and development efforts, we enter into research collaboration and licensing agreements with other companies, universities, and other organizations. These agreements contain varying terms and provisions which include fees to be paid by the Company, services to be provided, and license rights to certain proprietary technology developed under the agreements. Some of these agreements may require the Company to pay additional amounts upon the achievement of various development and commercial milestones, contingent upon the occurrence of various future events. Additionally, we have in-license patent and/or technology agreements which contain provisions which require the Company to pay royalties, as defined, at rates that range from 0.5% to 11.5%, in the event the Company sells or licenses any proprietary products developed under the respective agreements. The Company also has contingent reimbursement obligations to its collaborators Sanofi and Bayer out of the respective collaboration's profits, if they are sufficient for that purpose. See Note 3 for a more detailed description of collaboration agreements.
For the years ended December 31, 2019, 2018, and 2017, the Company recorded royalty expense in Cost of goods sold and Cost of collaboration and contract manufacturing of $54.2 million, $36.7 million, and $30.8 million, respectively, based on product sales of commercial products under various licensing agreements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

12. Stockholders' Equity
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
Share Repurchase Program
In November 2019, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. The share repurchase program permits the Company to effect repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. During 2019, we repurchased 722,596 shares of Common Stock under the program and recorded the cost of the shares received, or $254.0 million, as Treasury Stock. There can be no assurance as to the timing or number of shares of any repurchases in the future.
Arrangements with Collaborators
In 2007, Sanofi purchased 12 million newly issued, unregistered shares of the Company's Common Stock. As a condition to the closing of this transaction, Sanofi entered into an investor agreement, as amended and restated, with the Company. Under the terms of the amended and restated investor agreement, Sanofi has three demand rights to require the Company to use all reasonable efforts to conduct a registered underwritten public offering with respect to shares of the Company's Common Stock held by Sanofi from time to time. Under the amended and restated investor agreement, Sanofi has also agreed not to dispose of any shares of the Company's Common Stock beneficially owned by Sanofi from time to time until December 20, 2020 (subject to the limited waiver described below). These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving the Company or the Company's dissolution or liquidation, and certain restrictions have been imposed on the manner of sales thereafter.
As described in Note 3, effective January 7, 2018, the Company and Sanofi entered into a Letter Agreement, which, among other things, amended certain provisions of the amended and restated investor agreement. Pursuant to the Letter Agreement, the Company has granted Sanofi a limited waiver of the lock-up obligations under the investor agreement to allow Sanofi to sell up to an aggregate of 1,400,000 shares (of which 869,828 shares remain available to be sold as of December 31, 2019) of the Company's Common Stock held by Sanofi through September 30, 2020.
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
In connection with the Company's license and collaboration agreements with Bayer for the joint development and commercialization outside the United States of antibody product candidates to PDGFR-beta and Ang2, Bayer is bound by certain "standstill" provisions, which contractually prohibit Bayer from seeking to influence the control of the Company or acquiring more than 20% of the Company's outstanding shares of Class A Stock and Common Stock (taken together). With respect to each of these agreements, this prohibition will remain in place until the earliest of (i) the fifth anniversary of the expiration or earlier termination of the agreement (which, in the case of the PDGFR-beta license and collaboration agreement, occurred on July 31, 2017, and, in the case of the Ang2 agreement, occurred on November 1, 2018) or (ii) other specified events.
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
13. Long-Term Incentive Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors (collectively, "Participants"). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the "Committee"). The incentive plan currently used by the Company is the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "Amended and Restated 2014 Incentive Plan"). It was adopted and approved by the Company's shareholders in 2017, at which time the Company registered an additional 12,000,000 shares of Common Stock for issuance thereunder. As of the shareholder approval date, the Amended and Restated 2014 Incentive Plan provided for the issuance of up to 18,559,431 shares of Common Stock in respect of awards. In addition, upon expiration, forfeiture, surrender, exchange, cancellation, or termination of any award previously granted under the Amended and Restated 2014 Incentive Plan, the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "Original 2014 Incentive Plan"), or the Second Amended and Restated 2000 Long-Term Incentive Plan (the predecessor to the Original 2014 Incentive Plan), any shares subject to such award are added to the pool of shares available for grant under the Amended and Restated 2014 Incentive Plan.
The awards that may be made under the Amended and Restated 2014 Incentive Plan include: (a) incentive stock options and nonqualified stock options, (b) shares of restricted stock, (c) shares of phantom stock (also referred to as restricted stock units, which may be time- or performance-based), and (d) other awards. Any award granted may (but is not required to) be subject to vesting based on the attainment by the Company of performance goals pre-established by the Committee.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

As of December 31, 2019, there were 9,546,628 shares available for future grants under the Amended and Restated 2014 Incentive Plan. No additional awards may be made under the 2000 Incentive Plan or the Original 2014 Incentive Plan.

a.	Stock Options
Transactions involving stock option awards during 2019 under the Company's Incentive Plans are summarized in the table below.

		Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding as of December 31, 2018		28,279,696	$319.28
2019:	Granted	3,271,222	$366.65
	Forfeited	(576,806)	$395.88
	Expired	(300,581)	$460.37
	Exercised	(2,064,254)	$103.51
Outstanding as of December 31, 2019		28,609,277	$337.24	6.17	$1,805.9

Vested and expected to vest as of December 31, 2019		27,524,704	$335.73	6.06	$1,800.5

Exercisable as of December 31, 2019		19,291,335	$318.15	4.90	$1,763.9

The Company satisfies stock option exercises with newly issued shares of the Company's Common Stock. The total intrinsic value of stock options exercised during 2019, 2018, and 2017 was $558.9 million, $510.6 million, and $735.6 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.
The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2019, 2018, and 2017. The fair value of each option granted under the Company's Incentive Plans during these periods was estimated on the date of grant using the Black-Scholes option-pricing model.

	Number of Options Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
2019:
Exercise price equal to Market Price	3,271,222	$366.65	$100.80
2018:
Exercise price equal to Market Price	4,665,320	$378.51	$114.39
2017:
Exercise price equal to Market Price	4,235,015	$383.56	$118.70

For the years ended December 31, 2019, 2018, and 2017, the Company recognized $422.8 million, $421.8 million, and $492.8 million, respectively, of non-cash stock-based compensation expense related to stock option awards (net of amounts capitalized as inventory of $2.4 million, $17.1 million, and $16.8 million, respectively). As of December 31, 2019, there was $521.9 million of stock-based compensation cost related to outstanding stock options, net of estimated forfeitures, which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 1.9 years.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2019, 2018, and 2017.

	2019	2018	2017
Expected volatility	28%	29%	31%
Expected lives from grant date	5.0 years	4.9 years	5.1 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.74%	2.69%	2.16%

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

b.	Restricted Stock Awards and Restricted Stock Units
A summary of the Company's activity related to restricted stock awards and restricted stock units (including performance-based restricted stock units) (collectively, "restricted stock") during 2019 is summarized below. As described in Note 1, the fair value of performance-based restricted stock units is estimated using a Monte Carlo simulation.

		Number of Shares/Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2018		472,630	$386.10
2019:	Granted	698,103	$356.33
	Vested	(3,090)	$406.65
	Forfeited/Cancelled	(5,857)	$385.90
Balance as of December 31, 2019		1,161,786	$368.16

The Company recognized non-cash stock-based compensation expense from restricted stock of $41.5 million, $5.6 million, and $14.5 million in 2019, 2018, and 2017, respectively (net of amounts capitalized as inventory, which were not material for each of the three years). As of December 31, 2019, there was $274.6 million of stock-based compensation cost related to unvested restricted stock which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 3.4 years.
14. Employee Savings Plans
The Company maintains the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan, as amended and restated (the "Savings Plan"). The terms of the Savings Plan allow U.S. employees (as defined by the Savings Plan) to contribute to the Savings Plan a percentage of their compensation. In addition, the Company may make discretionary contributions ("Contribution"), as defined, to the accounts of participants under the Savings Plan. The Company recognized $38.1 million, $27.0 million, and $19.6 million of Contribution expense in 2019, 2018, and 2017, respectively.
The Company also maintains additional employee savings plans outside of the United States, which cover eligible employees. Expenses recognized by the Company related to contributions to such plans were not material during 2019, 2018, and 2017.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

15. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. Components of income before income taxes consist of the following:

	Year Ended December 31,
	2019	2018	2017
United States	$2,011.2	$2,151.7	$1,964.7
Foreign	417.9	401.8	113.8
	$2,429.1	$2,553.5	$2,078.5

Components of income tax expense consist of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$444.6	$223.7	$560.3
State	1.9	4.8	(4.1)
Foreign	(2.6)	20.6	4.8
Total current tax expense	443.9	249.1	561.0
Deferred:
Federal	(132.0)	687.6	317.1
State	(1.7)	(1.9)	(1.3)
Foreign	3.1	(825.7)	3.2
Total deferred tax (benefit) expense	(130.6)	(140.0)	319.0
	$313.3	$109.1	$880.0

A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%
Income tax credits	(4.6)	(2.6)	(1.3)
Stock-based compensation	(2.5)	(2.5)	(9.0)
Foreign-derived intangible income deduction	(1.6)	(1.0)	—
Taxation of non-U.S. operations	(1.0)	(1.9)	0.7
Non-deductible Branded Prescription Drug Fee	0.7	0.6	1.7
Sale of non-inventory related assets between foreign subsidiaries	—	(6.3)	—
Impact of change in U.S. corporate tax rate (the Act)	—	(2.7)	15.7
Domestic production activities deduction	—	—	(2.6)
Other permanent differences	0.9	(0.3)	2.1
Effective income tax rate	12.9%	4.3%	42.3%

The difference between the U.S. federal statutory rate and the Company's effective tax rate for each of the three years ended December 31, 2019, 2018, and 2017 is summarized in the table above. In 2018, the difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate of 4.3% was partly attributable to the impact of the Company's sale of non-inventory related assets between foreign subsidiaries (including the associated impact of global intangible low-taxed income). In

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

2017, the difference between the U.S. federal statutory rate of 35% and the Company's effective tax rate of 42.3% was partly impacted by the charge related to the re-measurement of the Company's U.S. net deferred tax assets upon the enactment of the Act (see below).
In December 2017, the bill known as the "Tax Cuts and Jobs Act" (the "Act") was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, significantly revised U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income ("GILTI")), allowing for a foreign-derived intangible income deduction and immediate expensing for qualified assets, repealing the deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation. As a result of the Act being signed into law, the Company recognized a provisional charge of $326.2 million in the fourth quarter of 2017 related to the re-measurement of its U.S. net deferred tax assets at the lower enacted corporate tax rate. The provisional charge recorded in the fourth quarter of 2017 was an estimate, and the measurement of deferred tax assets was subject to further analysis, such as developing interpretations and clarifications of the provisions of the Act. During 2018, we recorded an income tax benefit of $68.0 million as a final adjustment to the provisional amount recorded as of December 31, 2017, which was partly attributable to our election to record deferred tax assets and liabilities for expected amounts of GILTI inclusions.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Deferred compensation	$519.7	$458.2
Fixed assets and intangible assets	192.0	107.8
Accrued expenses	75.9	53.3
Deferred revenue	22.0	20.2
Other	—	33.3
Total deferred tax assets	809.6	672.8
Valuation allowance	(7.0)	—
Deferred tax assets, net of valuation allowance	802.6	672.8

Deferred tax liabilities:
Other	(11.2)	(2.7)
Net deferred tax assets	$791.4	$670.1

The Company's 2015 through 2018 federal income tax returns remain open to examination by the IRS. The Company's 2015 and 2016 federal income tax returns are currently under audit by the IRS. In general, the Company's state income tax returns from 2016 to 2018 remain open to examination. The United States and many states generally have statutes of limitation ranging from 3 to 5 years; however, those statutes could be extended due to the Company's tax credit carryforward position. In general, tax authorities have the ability to review income tax returns in which the statute of limitation has previously expired to adjust the tax credits generated in those years.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

The following table reconciles the beginning and ending amounts of unrecognized tax benefits. The amount of unrecognized tax benefits that, if settled, would impact the effective tax rate is $210.8 million, $189.5 million, and $146.2 million as of December 31, 2019, 2018, and 2017, respectively.

	2019	2018	2017
Balance as of January 1	$189.5	$146.2	$117.2
Gross increases related to current year tax positions	37.9	51.4	49.0
Gross (decreases) increases related to prior year tax positions	(7.2)	5.6	(5.6)
Gross decreases due to settlements and lapse of statutes of limitations	(9.4)	(13.7)	(14.4)
Balance as of December 31	$210.8	$189.5	$146.2

In 2019, 2018 and 2017, the increases in unrecognized tax benefits primarily related to the Company's calculation of certain tax credits and other items related to the Company's international operations.
During 2019, 2018, and 2017, interest expense related to unrecognized tax benefits recorded by the Company was not material. The Company does not believe that it is reasonably possible that the resolution of tax exposures within the next twelve months would have a material impact on its unrecognized tax benefits as of December 31, 2019.
16. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of December 31, 2019 and 2018, the Company had accruals for loss contingencies of $100.0 million and $30.0 million, respectively. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
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
Proceedings Relating to Praluent (alirocumab) Injection
United States
As described in greater detail below, the Company is currently a party to patent infringement actions initiated by Amgen Inc. (and/or its affiliated entities) against the Company and/or Sanofi (and/or the Company's and Sanofi's respective affiliated entities) in a number of jurisdictions relating to Praluent, which the Company is jointly developing and commercializing with Sanofi.
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

Europe
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
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany (the "Düsseldorf Regional Court"), seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. On November 14, 2017, the Düsseldorf Regional Court issued a decision staying the infringement proceedings until a decision of the Opposition Division of the EPO concerning the pending opposition filed by the Company, Sanofi, and several other opponents against the '124 Patent (as discussed below). Following Amgen's request to reopen the proceedings in light of the issuance of the Preliminary Opinion (as defined below), the Düsseldorf Regional Court held an oral hearing on September 11, 2018 and ruled on December 10, 2018 that the infringement proceedings would be reopened. On July 11, 2019, the Düsseldorf Regional Court found that Praluent infringes the '124 Patent and granted an injunction prohibiting the Company and Sanofi's manufacture, sale, and marketing of Praluent in Germany (the "July 11 Decision"). Amgen subsequently enforced the injunction and, as a result, commercialization of Praluent in Germany has been discontinued. On July 12, 2019, the Company and Sanofi appealed the July 11 Decision to the Higher Regional Court of Düsseldorf (the "Higher Regional Court"). An oral hearing on the merits of the appeal to the Higher Regional Court has been scheduled for April 2, 2020. On August 5, 2019 and October 31, 2019, the Higher Regional Court denied the Company and Sanofi's requests for a stay of preliminary enforcement of the July 11 Decision pending the appeal on the merits.
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
On September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi Chimie (subsequently added as a defendant). Amgen is seeking the prohibition of allegedly infringing activities with a €10,000 penalty per drug unit of Praluent produced in violation of the court order sought by Amgen; an appointment of an expert for the assessment of damages; disclosure of technical (including supply-chain) and accounting information to the expert and the court; provisional damages of €10.0 million (which would be awarded on an interim basis pending final determination); reimbursement of costs; publication of the ruling in three newspapers; and provisional enforcement of the decision to be issued, which would ensure enforcement of the decision (including any provisional damages) pending appeal. Amgen is not seeking a preliminary injunction in this proceeding at this time. On April 10, 2017, the Company and the Sanofi parties filed briefs seeking invalidation of certain of the claims of the '124 Patent, and Amgen filed a response on July 28, 2017. Oral hearing on this infringement lawsuit (originally scheduled for February 12, 2019) has yet to be rescheduled.
On December 17, 2019, Amgen initiated a lawsuit alleging infringement of the Dutch designation of the '124 Patent in the District Court of The Hague in the Netherlands, against Sanofi-Aventis Netherlands B.V. and Sanofi-Aventis Groupe S.A. The Company has not been named as a defendant in this action. Amgen alleges, among other things, patent infringement based on the production, importation, and commercialization of Praluent (alirocumab) in the Netherlands. Amgen's requests are made on an accelerated basis and include, among other things, a request for a permanent injunction, damages, an order for customer information, a recall order, a destruction order, and an order for costs. A trial has been scheduled for October 30, 2020.
On December 20, 2019, Amgen filed a lawsuit for infringement of the Italian designation of the '124 Patent in the Tribunale di Milano - Enterprise Chamber in Milan, Italy, against Sanofi-Aventis Groupe S.A., Sanofi Chimie, and Sanofi SpA. The Company has not been named as a defendant in this action. Amgen alleges that the production, importation, and commercialization of Praluent

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

(alirocumab) in Italy infringes the '124 Patent. The writ of summons filed by Amgen seeks, among other things, a declaration of infringement, a permanent injunction, withdrawal of product from the market, and damages.
On December 20, 2019, Amgen also filed a lawsuit alleging infringement of the Spanish designation of the '124 Patent in the Juzgado de lo Mercantil No. 5 (Commercial Court) in Barcelona, Spain, against Sanofi-Aventis, S.A. The Company has not been named as a defendant in this action. Amgen alleges, among other things, patent infringement based on the manufacture, offering for sale, introduction into the market, use, and importation or possession of Praluent (alirocumab) in Spain. Amgen seeks, among other things, a permanent injunction, withdrawal of Praluent from the market, seizure and destruction of Praluent from the market and in storage, and damages in the form of lost profits and costs and expenses.
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
Other
On May 19, 2017, Amgen filed a lawsuit for infringement of Amgen's Japanese Patent Nos. 5,906,333 (the "'333 Patent") and 5,705,288 (the "'288 Patent") in the Tokyo District Court Civil Division (the "Tokyo District Court") against Sanofi K.K. Amgen's complaint alleges that manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) infringe the '333 and '288 Patents. The complaint further seeks a permanent injunction, disposal of product, and court costs. The Company has not been named as a defendant in this litigation. On January 17, 2019, the Tokyo District Court upheld the validity of the '333 Patent and '288 Patent and ordered a permanent injunction against Sanofi K.K. to stop manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) and to dispose of all product. However, the Tokyo District Court stayed the enforcement of such injunction pending appeal to the Intellectual Property High Court of Japan (the "IPHC"). On January 30, 2019, Sanofi K.K. appealed the Tokyo District Court's decision in the infringement proceedings to the IPHC. Following an oral hearing on October 30, 2019, the IPHC affirmed the Tokyo District Court's decision in the infringement proceedings. Sanofi K.K. appealed the IPHC's decision in the infringement proceedings to the Supreme Court of Japan on November 12, 2019. The injunction will remain stayed pending appeal of the IPHC's decision to the Supreme Court of Japan.
Proceedings Relating to Dupixent (dupilumab) Injection
United States
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
Europe
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
Proceedings Relating to EYLEA (aflibercept) Injection and ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion
On March 19, 2018, Novartis Vaccines and Diagnostics, Inc., Novartis Pharma AG, and Grifols Worldwide Operations Limited (collectively, the "Novartis Parties") filed a lawsuit against the Company in the United States District Court for the Southern District of New York, seeking a judgment of patent infringement of U.S. Patent No. 5,688,688 (the "'688 Patent") by the Company's manufacture of aflibercept (the active ingredient used in both EYLEA and ZALTRAP); monetary damages (together with interest) for a limited period prior to the '688 Patent expiration; an order of willful infringement of the '688 Patent (dismissed on October 24, 2018); costs and expenses of the lawsuit; and attorneys' fees. The '688 Patent expired on November 18, 2014. The Novartis Parties are not seeking an injunction in these proceedings. On March 20, 2019, the court issued its Opinion and Order on Claim Construction (the "Claim Construction Order") in the '688 Patent infringement litigation. Pursuant to the Claim Construction Order, on April 1, 2019, the court approved a joint stipulation and entered a partial judgment of noninfringement of the '688 Patent of nine asserted claims. On August 14, 2019, the court issued a second Opinion and Order on Claim Construction concerning the one remaining asserted claim in this litigation. On September 5, 2019, the court entered a stipulated judgment of noninfringement and dismissed with prejudice all of the Novartis Parties' claims of the '688 Patent, finding that the manufacture, use, offer for sale, sale, or importation into the United States of aflibercept does not infringe the claims of the '688 Patent.
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
17. Net Income Per Share
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

	Year Ended December 31,
	2019	2018	2017
Net income - basic and diluted	$2,115.8	$2,444.4	$1,198.5

(Shares in millions)
Weighted average shares - basic	109.2	107.9	106.3
Effect of dilutive securities:
Stock options	5.4	6.9	9.1
Restricted stock	—	—	0.5
Weighted average shares - diluted	114.6	114.8	115.9

Net income per share - basic	$19.38	$22.65	$11.27
Net income per share - diluted	$18.46	$21.29	$10.34

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Year Ended December 31,
(Shares in millions)	2019	2018	2017
Stock options	18.4	14.9	9.2

18. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

	December 31,
	2019	2018	2017
Cash and cash equivalents	$1,617.8	$1,467.7	$812.7
Restricted cash included in Other noncurrent assets	12.5	12.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$1,630.3	$1,480.2	$825.2

Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of December 31, 2019, 2018, and 2017 were $133.7 million, $54.5 million, and $41.8 million, respectively, of accrued capital expenditures.
As described in Note 3, during 2019, we purchased (by issuing a credit towards the amount owed by Sanofi) 210,733 shares of our Common Stock from Sanofi to satisfy Sanofi's funding obligation related to Libtayo development costs, and recorded the cost of the shares received, or $73.3 million, as Treasury Stock. During 2018, we purchased (by issuing a credit towards the amount owed by Sanofi) 215,387 shares of our Common Stock from Sanofi, and recorded the cost of the shares received, or $75.8 million, as Treasury Stock.
During 2017, the Company recognized additional lease obligations of $201.2 million in connection with the Company's Tarrytown Lease. No additional amounts were recognized during 2018 or 2019. See Note 11.
19. Unaudited Quarterly Results
Summarized quarterly financial data (unaudited) for the years ended December 31, 2019 and 2018 are set forth in the following tables.

	First Quarter Ended March 31, 2019	Second Quarter Ended June 30, 2019(1)	Third Quarter Ended September 30, 2019	Fourth Quarter Ended December 31, 2019
Revenues	$1,711.8	$1,933.7	$2,048.4	$2,169.5
Operating expenses	$1,231.8	$1,618.1	$1,309.9	$1,493.8
Net income	$461.1	$193.1	$669.6	$792.0
Net income per share - basic	$4.23	$1.77	$6.12	$7.25
Net income per share - diluted	$3.99	$1.68	$5.86	$6.93

	First Quarter Ended March 31, 2018	Second Quarter Ended June 30, 2018	Third Quarter Ended September 30, 2018	Fourth Quarter Ended December 31, 2018(2)(3)
Revenues	$1,511.5	$1,608.0	$1,663.5	$1,927.8
Operating expenses	$944.3	$985.8	$1,036.6	$1,209.7
Net income	$478.0	$551.4	$594.7	$820.4
Net income per share - basic	$4.44	$5.12	$5.50	$7.58
Net income per share - diluted	$4.16	$4.82	$5.17	$7.15

(1) Included in research and development expenses was a $400.0 million up-front payment in connection with the Alnylam collaboration agreement. See Note 3.
(2) Includes impact of a cumulative catch-up adjustment recorded to revenue upon termination of the 2015 IO Discovery Agreement. See Note 3.
(3) Includes tax impact of the sale of non-inventory related assets between foreign subsidiaries completed during the fourth quarter of 2018. See Note 15.