Form 10-Q
period 2020-03-31
REGENERON PHARMACEUTICALS, INC.
filed 2020-05-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:	0-19034
REGENERON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Old Saw Mill River Road	Tarrytown,	New York	10591-6707
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The number of shares outstanding of each of the registrant's classes of common stock as of April 14, 2020:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,848,970
Common Stock, $.001 par value	110,673,311

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®," "EYLEA®," "Libtayo®" (in the United States), "Praluent®" (in the United States), "Regeneron®," "Regeneron Genetics Center®," "Veloci-Bi®," "VelociGene®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT™," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,208.2	$1,617.8
Marketable securities	1,795.2	1,596.5
Accounts receivable - trade, net	2,063.1	2,100.0
Accounts receivable - Sanofi	468.3	260.6
Accounts receivable - other	401.8	425.0
Inventories	1,480.9	1,415.5
Prepaid expenses and other current assets	226.6	273.7
Total current assets	8,644.1	7,689.1

Marketable securities	3,236.4	3,256.8
Property, plant, and equipment, net	2,944.6	2,890.4
Deferred tax assets	771.2	824.2
Other noncurrent assets	161.2	144.7
Total assets	$15,757.5	$14,805.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$347.8	$418.1
Accrued expenses and other current liabilities	1,143.2	1,211.4
Deferred revenue - Sanofi	398.0	310.5
Deferred revenue - other	81.2	71.6
Other liabilities - Sanofi	85.0	85.0
Total current liabilities	2,055.2	2,096.6

Finance lease liabilities	715.2	713.9
Deferred revenue - Sanofi	16.2	27.7
Deferred revenue - other	65.9	77.6
Other liabilities - Sanofi	450.5	482.0
Other noncurrent liabilities	321.5	317.7
Total liabilities	3,624.5	3,715.5

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,848,970 in 2020 and 2019	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 116,025,758 in 2020 and 113,288,103 in 2019	0.1	0.1
Additional paid-in capital	5,211.4	4,428.6
Retained earnings	8,004.4	7,379.8
Accumulated other comprehensive (loss) income	(9.1)	21.1
Treasury Stock, at cost; 5,683,562 shares in 2020 and 4,860,123 shares in 2019	(1,073.8)	(739.9)
Total stockholders' equity	12,133.0	11,089.7
Total liabilities and stockholders' equity	$15,757.5	$14,805.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Statements of Operations
Revenues:
Net product sales	$1,236.7	$1,104.4
Sanofi collaboration revenue	246.9	(18.0)
Bayer collaboration revenue	281.4	264.0
Other revenue	63.2	22.2
	1,828.2	1,372.6

Expenses:
Research and development	583.9	486.1
Selling, general, and administrative	367.3	291.1
Cost of goods sold	78.8	70.9
Cost of collaboration and contract manufacturing	138.5	101.2
Other operating (income) expense, net	(40.4)	(56.7)
	1,128.1	892.6

Income from operations	700.1	480.0

Other income (expense):
Other (expense) income, net	(25.4)	73.8
Interest expense	(6.1)	(7.7)
	(31.5)	66.1

Income before income taxes	668.6	546.1

Income tax expense	44.0	85.0

Net income	$624.6	$461.1

Net income per share - basic	$5.69	$4.23
Net income per share - diluted	$5.43	$3.99

Weighted average shares outstanding - basic	109.8	108.9
Weighted average shares outstanding - diluted	115.1	115.5

Statements of Comprehensive Income
Net income	$624.6	$461.1
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities	(28.8)	16.1
Unrealized loss on cash flow hedges	(1.4)	(1.0)
Comprehensive income	$594.4	$476.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	1.8	—	113.3	$0.1	$4,428.6	$7,379.8	$21.1	(4.9)	$(739.9)	$11,089.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	3.1	—	817.4	—	—	—	—	817.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(155.1)	—	—	—	—	(155.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.5	—	—	—	2.1	14.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.8)	(336.0)	(336.0)
Stock-based compensation charges	—	—	—	—	108.0	—	—	—	—	108.0
Net income	—	—	—	—	—	624.6	—	—	—	624.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(30.2)	—	—	(30.2)
Balance, March 31, 2020	1.8	—	116.0	$0.1	$5,211.4	$8,004.4	$(9.1)	(5.7)	$(1,073.8)	$12,133.0

Balance, December 31, 2018	1.9	—	111.1	$0.1	$3,911.6	$5,254.3	$(12.3)	(4.0)	$(396.4)	$8,757.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.6	—	140.9	—	—	—	—	140.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(10.7)	—	—	—	—	(10.7)
Issuance of Common Stock for 401(k) Savings Plan	—	—	—	—	4.3	—	—	0.1	6.2	10.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.1)	(54.0)	(54.0)
Stock-based compensation charges	—	—	—	—	114.8	—	—	—	—	114.8
Adjustment upon adoption of new accounting standard	—	—	—	—	—	9.7	—	—	—	9.7
Net income	—	—	—	—	—	461.1	—	—	—	461.1
Other comprehensive income, net of tax	—	—	—	—	—	—	15.1	—	—	15.1
Balance, March 31, 2019	1.9	—	111.7	$0.1	$4,160.9	$5,725.1	$2.8	(4.0)	$(444.2)	$9,444.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$624.6	$461.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.1	51.0
Non-cash compensation expense	105.8	107.9
Other non-cash items, net	82.6	(23.8)
Deferred taxes	9.9	(10.7)
Changes in assets and liabilities:
Increase in Sanofi, trade, and other accounts receivable	(169.0)	(91.1)
Increase in inventories	(70.8)	(58.6)
Decrease in prepaid expenses and other assets	70.1	54.3
Increase in deferred revenue	73.9	81.1
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(85.2)	325.8
Total adjustments	73.4	435.9
Net cash provided by operating activities	698.0	897.0

Cash flows from investing activities:
Purchases of marketable and other securities	(714.3)	(1,040.2)
Sales or maturities of marketable securities	441.2	338.4
Capital expenditures	(170.1)	(74.3)
Net cash used in investing activities	(443.2)	(776.1)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	811.4	140.6
Payments in connection with Common Stock tendered for employee tax obligations	(155.1)	(10.7)
Repurchases of Common Stock	(320.7)	(10.0)
Net cash provided by financing activities	335.6	119.9

Net increase in cash, cash equivalents, and restricted cash	590.4	240.8

Cash, cash equivalents, and restricted cash at beginning of period	1,630.3	1,480.2

Cash, cash equivalents, and restricted cash at end of period	$2,220.7	$1,721.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
1. Interim Financial Statements
Basis of Presentation
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2019 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Effective January 1, 2020, we changed the presentation of cost reimbursements from collaborators who are not deemed to be our customers from collaboration revenue to a reduction of the corresponding operating expense (i.e., either Research and development or Selling, general, and administrative) incurred by us. We also changed the presentation of amounts recognized in connection with up-front and development milestone payments received from collaboration revenue to Other operating income. We made these changes in presentation because we believe the new presentation is preferable, as it better reflects the nature of the Company’s costs incurred and revenues earned pursuant to arrangements with collaborators and enhances the comparability of our financial statements with industry peers.
The change in presentation has been applied retrospectively. The tables below present the impact of the change on the Company’s previously-filed Consolidated Balance Sheet as of December 31, 2019, and the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows as of and for the three months ended March 31, 2019. The Company’s previously-filed balance sheet has been updated to reflect the addition of the caption Other liabilities for the presentation of up-front and development milestones paid by collaborators that are deferred. There was no impact on the Company’s previously-filed Consolidated Statements of Stockholders’ Equity.

	December 31, 2019
Balance Sheet Data:	As Previously Reported	Adjustments	As Revised
Accrued expenses and other current liabilities	$1,086.8	$124.6	$1,211.4
Deferred revenue - Sanofi (current)	$395.5	$(85.0)	$310.5
Deferred revenue - other (current)	$196.2	$(124.6)	$71.6
Other liabilities - Sanofi (current)	—	$85.0	$85.0
Deferred revenue - Sanofi (noncurrent)	$509.7	$(482.0)	$27.7
Deferred revenue - other (noncurrent)	$109.3	$(31.7)	$77.6
Other liabilities - Sanofi (noncurrent)	—	$482.0	$482.0
Other noncurrent liabilities	$286.0	$31.7	$317.7

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

	Three Months Ended March 31, 2019
Statement of Operations Data:	As Previously Reported	Adjustments	As Revised
Sanofi collaboration revenue	$246.4	$(264.4)	$(18.0)
Bayer collaboration revenue	$276.2	$(12.2)	$264.0
Other revenue	$84.8	$(62.6)	$22.2
Total revenues	$1,711.8	$(339.2)	$1,372.6

Research and development	$641.8	$(155.7)	$486.1
Selling, general, and administrative	$410.8	$(119.7)	$291.1
Cost of collaboration and contract manufacturing(1)	$108.3	$(7.1)	$101.2
Other operating (income) expense, net	—	$(56.7)	$(56.7)
Total operating expenses	$1,231.8	$(339.2)	$892.6

(1) In addition to the reclassification of certain amounts in connection with the change in accounting presentation described above, the Company also reclassified certain immaterial reimbursements that were previously classified as collaboration revenue to Cost of collaboration and contract manufacturing.

	Three Months Ended March 31, 2019
Cash Flows Data:	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Increase in deferred revenue	$426.5	$(345.4)	$81.1
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	$(19.6)	$345.4	$325.8

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our condensed consolidated financial statements as of and for the three months ended March 31, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.
Recently Adopted Accounting Standards
We adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as of January 1, 2020. ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the previous other-than-temporary impairment model. The adoption of this standard did not have a material impact on our financial statements or a significant impact on our internal controls.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

2. Product Sales
Net product sales consist of the following:

	Three Months Ended March 31,
Net Product Sales in the United States	2020	2019
EYLEA®	$1,172.0	$1,074.1
Libtayo®	61.7	26.8
ARCALYST®	3.0	3.5
	$1,236.7	$1,104.4

Effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent® in the United States and will record net product sales of Praluent in the United States. See Note 3 for further details.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2020 and 2019. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended March 31,
	2020	2019
Besse Medical, a subsidiary of AmerisourceBergen Corporation	54%	59%
McKesson Corporation	36%	31%

3. Collaboration Agreements
We have entered into various collaborative arrangements to research, develop, manufacture, and commercialize product candidates and utilize our technology platforms. Although each of these arrangements is unique in nature, such arrangements involve a joint operating activity where both parties are active participants in the activities of the collaboration and exposed to significant risks and rewards dependent on the commercial success of the activities.
In arrangements where we do not deem our collaborator to be our customer, payments to and from our collaborator are presented in our statement of operations based on the nature of our business operations, the nature of the arrangement, including the contractual terms, and the nature of the payments, as summarized in the table and further described below.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

Nature/Type of Payment	Statement of Operations Presentation
Regeneron's share of profits or losses in connection with commercialization of products	Collaboration revenue
Reimbursement for manufacturing of commercial supplies	Collaboration revenue
Royalties and/or sales-based milestones earned	Collaboration revenue
Reimbursement of Regeneron's research and development expenses	Reduction to Research and development expenses
Regeneron's obligation for its share of collaborator's research and development expenses	Research and development expense
Up-front and development milestone payments to collaborator	Research and development expense
Reimbursement of Regeneron's commercialization-related expenses	Reduction to Selling, general, and administrative expense
Regeneron's obligation to pay collaborator for its share of gross profits when Regeneron is deemed to be the principal	Cost of goods sold
Up-front and development milestones earned (when we have a combined unit of account which includes a license and providing research and development services)	Other operating income

In agreements involving multiple goods or services promised to be transferred to our collaborator, we must assess, at the inception of the contract, whether each promise represents a separate obligation (i.e., is "distinct"), or whether such promises should be combined as a single unit of account. When we have a combined unit of account which includes a license and providing research and development services to our collaborator, recognition of up-front payments and development milestones earned from our collaborator is deferred (as a liability) and recognized over the development period (i.e., over time). In arrangements where we satisfy our obligation(s) during the development phase over time, we recognize amounts initially deferred over time typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion. We review our estimates each period and make revisions to such estimates as necessary.
When we are entitled to reimbursement of all or a portion of the research and development expenses that we incur under a collaboration, we record those reimbursable amounts in the period in which such costs are incurred. In connection with the commercialization phase of our collaborative arrangements, we may be obligated to perform commercialization-related activities on behalf of the collaboration. If we are reimbursed for all or a portion of costs incurred for the commercialization-related activities, we record those reimbursable amounts in the period in which such costs are incurred.
Under certain of the Company's collaboration agreements, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. In arrangements where we:

•
are obligated to use commercially reasonable efforts to supply commercial product to our collaborator, we may be reimbursed for our manufacturing costs as commercial product is shipped to the collaborator; however, recognition of such cost reimbursements is deferred until the product is sold by our collaborator to third-party customers;

•
share in any profits or losses arising from the commercialization of such products, we record our share of the variable consideration, representing net product sales less cost of goods sold and shared commercialization and other expenses, in the period in which such underlying sales occur and costs are incurred by the collaborator; and

•	receive royalties and/or sales-based milestone payments from our collaborator, we recognize such amounts in the period earned.
Our collaborators provide us with estimates of product sales and our share of profits or losses, as applicable, for such quarter. These estimates are reconciled to actual results in the subsequent fiscal quarter, and collaboration revenue is adjusted accordingly, as necessary.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended March 31,
		2020	2019
Antibody:
Regeneron's share of profits (losses) in connection with commercialization of antibodies	Sanofi collaboration revenue	$170.9	$(27.8)
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$80.1	$14.5
Reimbursement of research and development expenses	Reduction of Research and development expense	$77.6	$74.5
Regeneron's obligation for its share of Sanofi research and development expenses	Research and development expense	$(16.7)	$(7.4)
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$91.2	$116.6

Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	Sanofi collaboration revenue	$(6.2)	$(4.7)
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$2.1	—
Reimbursement of research and development expenses	Reduction of Research and development expense	$39.9	$46.4
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$10.4	$2.2
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(26.8)	$(12.4)
Amounts recognized in connection with up-front payments received	Other operating income	$16.5	$26.3

Antibody
The Company is party to a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). Under the companies' Antibody License and Collaboration Agreement (the "LCA"), following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are generally shared 80% by Sanofi and 20% by Regeneron. All other agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi.
Effective January 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and REGN3500 (collectively, the "Dupilumab/REGN3500 Eligible Investments"). Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement and Note 9 for additional information regarding shares purchased by us from Sanofi during the three months ended March 31, 2020 and 2019.
Sanofi leads commercialization activities for products developed under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. See discussion below related to the development and commercialization of Praluent effective April 1, 2020. In addition to profit and loss sharing, the Company is entitled to receive up to $250.0 million in sales milestone

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

payments, with milestone payments commencing after aggregate annual sales of antibodies outside the United States (including Praluent) exceed $1.0 billion on a rolling twelve-month basis.
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	March 31,	December 31,
	2020	2019
Accounts receivable	$458.4	$272.7
Deferred revenue	$401.4	$328.8

In April 2020, the Company and Sanofi entered into an amendment to the LCA in connection with, among other things, the removal of Praluent from the LCA such that (i) effective April 1, 2020, the LCA no longer governs the development, manufacture, or commercialization of Praluent and (ii) the quarterly period ended March 31, 2020 is the last quarter for which Sanofi and the Company will share profits and losses for Praluent under the LCA. The parties also entered into a Praluent Cross License & Commercialization Agreement (the "Praluent Agreement") pursuant to which, effective April 1, 2020, the Company, at its sole cost, is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi, at its sole cost, is solely responsible for the development and commercialization of Praluent outside of the United States. Under the Praluent Agreement, Sanofi will pay the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States until March 31, 2032. The Company will not owe Sanofi royalties on the Company’s net product sales of Praluent in the United States. Although each party will be responsible for manufacturing Praluent for its respective territory, the parties have entered into definitive supply agreements under which, for a certain transitional period, the Company will continue to supply drug substance to Sanofi and Sanofi will continue to supply finished product to Regeneron.
With respect to any intellectual property or product liability litigation relating to Praluent, the parties have agreed that, effective April 1, 2020, Regeneron and Sanofi each will be solely responsible for any such litigation (including damages and other costs and expenses thereof) in the United States and outside the United States, respectively, arising out of Praluent sales or other activities on or after April 1, 2020 (subject to Sanofi's right to set off a portion of any third-party royalty payments resulting from certain patent litigation proceedings against up to 50% of any Praluent royalty payment owed to Regeneron). The parties will each bear 50% of any damages arising out of Praluent sales or other activities prior to April 1, 2020. See Note 11 for discussion of legal proceedings related to Praluent.
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
Under the terms of the IO License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, agreed-upon development and commercialization expenses for Libtayo. Pursuant to the Letter Agreement, the Libtayo development budget was increased and the Company has agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Libtayo development and Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 740,914 currently remains available) of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments,

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

we may elect to purchase, in whole or in part, such shares from Sanofi. See Note 9 for additional information regarding shares purchased by us from Sanofi during the three months ended March 31, 2020 and 2019.
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States (see Note 2 for related product sales information), while Sanofi leads commercialization activities outside of the United States and the parties equally share profits and losses from worldwide sales.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	March 31,	December 31,
	2020	2019
Accounts receivable, net	$(2.4)	$(16.7)
Deferred revenue	$12.8	$9.4
Other liabilities	$527.6	$558.6

Other liabilities include up-front payments received from Sanofi for which recognition has been deferred.
The aggregate amount of the estimated consideration under the IO Collaboration related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of March 31, 2020 was $1.087 billion. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
b. Bayer
Amounts recognized in our Statements of Operations in connection with our Bayer EYLEA collaboration are as follows::

	Statement of Operations Classification	Three Months Ended March 31,
		2020	2019
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	Bayer collaboration revenue	$253.8	$249.3
Reimbursement for manufacturing of commercial supplies	Bayer collaboration revenue	$27.6	$14.7
Reimbursement of development expenses	Reduction of Research and development expense	$12.0	$2.6
Regeneron's obligation for its share of Bayer research and development expenses	Research and development expense	$(8.1)	$(4.6)
Reimbursement of other expenses	Cost of collaboration and contract manufacturing	$1.7	$8.8

The Company is party to a license and collaboration agreement with Bayer for the global development and commercialization of EYLEA outside the United States. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, the Company is currently entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net product sales through 2021, and thereafter, the companies will share equally in profits and losses from sales of EYLEA. In addition, the Company and Bayer share the funding of agreed-upon EYLEA development costs.
The following table summarizes contract balances in connection with our Bayer EYLEA collaboration:

	March 31,	December 31,
	2020	2019
Accounts receivable - other	$279.9	$311.6
Deferred revenue	$124.2	$123.0

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
Amounts recognized in our Statements of Operations in connection with the Teva Collaboration Agreement is as follows:

	Statement of Operations Classification	Three Months Ended March 31,
		2020	2019
Reimbursement of research and development expenses	Reduction of Research and development expense	$25.2	$32.2
Amounts recognized in connection with up-front and development milestone payments received	Other operating income	$16.6	$21.5

The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	March 31,	December 31,
	2020	2019
Accounts receivable - other	$22.5	$21.2
Other liabilities	$97.9	$114.4

Other liabilities include up-front and development milestone payments received from Teva for which recognition has been deferred.
The aggregate amount of estimated consideration under the Teva Collaboration Agreement related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of March 31, 2020 was $225.1 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.

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

	Three Months Ended March 31,
	2020	2019
Net income - basic and diluted	$624.6	$461.1

(Shares in millions)
Weighted average shares - basic	109.8	108.9
Effect of dilutive securities:
Stock options	5.0	6.5
Restricted stock	0.3	0.1
Weighted average shares - diluted	115.1	115.5

Net income per share - basic	$5.69	$4.23
Net income per share - diluted	$5.43	$3.99

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended March 31,
(Shares in millions)	2020	2019
Stock options	10.2	12.3

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

5. Marketable Securities
Marketable securities as of March 31, 2020 and December 31, 2019 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of March 31, 2020	Cost Basis	Gains	Losses	Value
Corporate bonds	$4,128.3	$20.7	$(31.6)	$4,117.4
U.S. government and government agency obligations	73.7	1.4	—	75.1
Sovereign bonds	36.0	1.2	—	37.2
Commercial paper	162.6	0.1	—	162.7
Certificates of deposit	77.4	0.1	(0.3)	77.2
	$4,478.0	$23.5	$(31.9)	$4,469.6

As of December 31, 2019
Corporate bonds	$3,960.5	$27.8	$(0.2)	$3,988.1
U.S. government and government agency obligations	54.3	0.2	(0.1)	54.4
Sovereign bonds	26.9	0.4	—	27.3
Commercial paper	92.3	—	—	92.3
Certificates of deposit	72.3	0.1	—	72.4
	$4,206.3	$28.5	$(0.3)	$4,234.5
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of March 31, 2020 mature at various dates through March 2025. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	March 31,	December 31,
	2020	2019
Maturities within one year	$1,795.1	$1,596.5
Maturities after one year through five years	2,674.5	2,638.0
	$4,469.6	$4,234.5

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

	Less than 12 Months		12 Months or Greater		Total
As of March 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,990.1	$(31.6)	—	—	$1,990.1	$(31.6)
Certificates of deposit	49.5	(0.3)	—	—	49.5	(0.3)
	$2,039.6	$(31.9)	—	—	$2,039.6	$(31.9)

As of December 31, 2019
Corporate bonds	$257.2	$(0.2)	—	—	$257.2	$(0.2)
U.S. government and government agency obligations	17.3	(0.1)	—	—	17.3	(0.1)
	$274.5	$(0.3)	—	—	$274.5	$(0.3)

There were no realized losses on sales of marketable securities, and realized gains were not material, for the three months ended March 31, 2020 and 2019.
With respect to marketable securities, for the three months ended March 31, 2020 and 2019, amounts reclassified from Accumulated other comprehensive (loss) income into Other (expense) income, net were related to realized gains on sales of available-for-sale debt securities (as described above).

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

•	Level 3 - Significant other unobservable inputs

		Fair Value Measurements at Reporting Date
As of March 31, 2020	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$4,117.4	—	$4,117.4
U.S. government and government agency obligations	75.1	—	75.1
Sovereign bonds	37.2	—	37.2
Commercial paper	162.7	—	162.7
Certificates of deposit	77.2	—	77.2
Equity securities (unrestricted)	51.7	$51.7	—
Equity securities (restricted)	510.3	510.3	—
	$5,031.6	$562.0	$4,469.6

As of December 31, 2019
Available-for-sale debt securities:
Corporate bonds	$3,988.1	—	$3,988.1
U.S. government and government agency obligations	54.4	—	54.4
Sovereign bonds	27.3	—	27.3
Commercial paper	92.3	—	92.3
Certificates of deposit	72.4	—	72.4
Equity securities (unrestricted)	61.6	$61.6	—
Equity securities (restricted)	557.2	557.2	—
	$4,853.3	$618.8	$4,234.5

The Company held certain restricted equity securities as of March 31, 2020 which are subject to transfer restrictions that expire at various dates through 2023.
During the three months ended March 31, 2020 and 2019, we recorded $56.8 million of net unrealized losses and $42.8 million of net unrealized gains, respectively, on equity securities in Other (expense) income, net.
In addition to the investments summarized in the table above, as of March 31, 2020 and December 31, 2019, the Company had $55.6 million in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

7. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$210.9	$216.3
Work-in-process	692.2	727.7
Finished goods	96.4	70.6
Deferred costs	481.4	400.9
	$1,480.9	$1,415.5

Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred (see Note 3).
8. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 6.6% and 15.6% for the three months ended March 31, 2020 and 2019, respectively. The Company's effective tax rate for the three months ended March 31, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities. The Company's effective tax rate for the three months ended March 31, 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by the federal tax credit for research activities, stock-based compensation, the foreign-derived intangible income deduction, and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate.
9. Stockholders' Equity
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
During the three months ended March 31, 2020, we repurchased 719,167 shares of our Common Stock under the program and recorded the cost of the shares received, or $272.8 million, as Treasury Stock. As of March 31, 2020, the Company had $473.1 million which remained available for share repurchases under the program.
Sanofi Funding of Certain Development Costs
As described in Note 3, effective January 2018, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/REGN3500 Eligible Investments by selling our Common Stock directly or indirectly owned by Sanofi. During the three months ended March 31, 2020, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 43,627 shares of our Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs, and we recorded the cost of the shares received, or $21.4 million, as Treasury Stock. During the three months ended March 31, 2019, we purchased (by issuing a credit towards the amount owed by Sanofi) 106,972 shares of our Common Stock from Sanofi, and recorded the cost of the shares received, or $44.0 million, as Treasury Stock. In addition, during the three months ended March 31, 2020, Sanofi elected to sell, and we elected to purchase (in cash), 85,287 shares of our Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments, and recorded the cost of the shares received, or $41.8 million, as Treasury Stock. During the three months ended March 31, 2019, Sanofi elected

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

to sell, and we elected to purchase (in cash), 24,143 shares of our Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments, and recorded the cost of the shares received, or $10.0 million, as Treasury Stock.
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$2,208.2	$1,708.5
Restricted cash included in Other noncurrent assets	12.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$2,220.7	$1,721.0

Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of March 31, 2020 and December 31, 2019 were $72.6 million and $133.7 million, respectively, of accrued capital expenditures. Included in accounts payable, accrued expenses, and other liabilities as of March 31, 2019 and December 31, 2018 were $54.4 million and $54.5 million, respectively, of accrued capital expenditures.
As described in Note 9, during the three months ended March 31, 2020 and 2019, we purchased (by issuing a credit towards the amount owed by Sanofi) shares of our Common Stock from Sanofi to satisfy Sanofi's funding obligation related to Libtayo development costs.
11. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of March 31, 2020 and December 31, 2019, the Company had accruals for loss contingencies of $117.0 million and $100.0 million, respectively. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
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
On September 25, 2013, the Company commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting the '287 Patent and '163 Patent. Following a trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent, the court issued a final judgment on February 1, 2016, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. On appeal, the Court of Appeal (Civil Division of England and Wales) reversed the English High Court's decision and held that the '287 Patent and '163 Patent are both valid and infringed by Kymab and subsequently issued a final order, which enjoins Kymab from infringing the '287 Patent and '163 Patent (subject to certain exceptions) and requires Kymab to destroy or deliver to a third party all products

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

and antibodies and cells engineered to produce antibodies which infringe the '287 Patent and '163 Patent (subject to certain exceptions). Thereafter, the Supreme Court of the United Kingdom granted Kymab's application for permission to appeal the order made by the Court of Appeal with respect to an issue of validity of the '287 Patent and the '163 Patent. An oral hearing was held on February 11–12, 2020, but a decision has not yet been announced. The provisions of the final order of the Court of Appeal are stayed pending final determination of Kymab's appeal to the Supreme Court of the United Kingdom. The Company has also been awarded a portion of the legal fees incurred by it in connection with the proceedings in the English High Court and the Court of Appeal described above. On July 31, 2019, the Company filed an action in the English High Court for a calculation of damages relating to Kymab's infringement of the '287 Patent and the '163 Patent.
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
Proceedings Relating to Praluent (alirocumab) Injection
As described in greater detail below, the Company is currently a party to patent infringement actions initiated by Amgen Inc. (and/or its affiliated entities) against the Company and/or Sanofi (and/or the Company's and Sanofi's respective affiliated entities) in a number of jurisdictions relating to Praluent. See Note 3 for a description of the Company's and Sanofi's arrangement regarding the costs resulting from or associated with such actions.
United States
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
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany (the "Düsseldorf Regional Court"), seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. On November 14, 2017, the Düsseldorf Regional Court issued a decision staying the infringement proceedings until a decision of the Opposition Division of the EPO concerning the pending opposition filed by the Company, Sanofi, and several other opponents against the '124 Patent (as discussed below). Following Amgen's request to reopen the proceedings in light of the issuance of the Preliminary Opinion (as defined below), the Düsseldorf Regional Court held an oral hearing on September 11, 2018 and ruled on December 10, 2018 that the infringement proceedings would be reopened. On July 11, 2019, the Düsseldorf Regional Court found that Praluent infringes the '124 Patent and granted an injunction prohibiting the Company and Sanofi's manufacture, sale, and marketing of Praluent in Germany (the "July 11 Decision"). Amgen subsequently enforced the injunction and, as a result, commercialization of Praluent in Germany has been discontinued. On July 12, 2019, the Company and Sanofi appealed the July 11 Decision to the Higher Regional Court of Düsseldorf (the "Higher Regional Court"). An oral hearing on the merits of the appeal to the Higher Regional Court (originally scheduled for April 2, 2020) has been rescheduled for November 5, 2020. On August 5, 2019 and October 31, 2019, the Higher Regional Court denied the Company and Sanofi's requests for a stay of preliminary enforcement of the July 11 Decision pending the appeal on the merits.
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
On December 20, 2019, Amgen filed a lawsuit for infringement of the Italian designation of the '124 Patent in the Tribunale di Milano - Enterprise Chamber in Milan, Italy, against Sanofi-Aventis Groupe S.A., Sanofi Chimie, and Sanofi SpA. The Company has not been named as a defendant in this action. Amgen alleges that the production, importation, and commercialization of Praluent (alirocumab) in Italy infringes the '124 Patent. The writ of summons filed by Amgen seeks, among other things, a declaration of infringement, a permanent injunction, withdrawal of product from the market, and damages.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

The '124 Patent is also subject to opposition proceedings in the EPO seeking to invalidate certain of its claims, which were initiated by Sanofi on February 24, 2016 and, separately, by the Company, Sanofi, and several other opponents on November 24, 2016. On December 13, 2017, the Opposition Division of the EPO issued a preliminary, non-binding opinion (the "Preliminary Opinion") regarding the validity of the '124 Patent, indicating that it currently considers the claims of a new request filed by Amgen in response to the opposition to satisfy the requirements for patentability. An oral hearing on the oppositions against the '124 Patent was held on November 28–30, 2018, at which the Opposition Division upheld the validity of the '124 Patent's claims in amended form. The Company and Sanofi filed notices of appeal to the Technical Board of Appeal (the "TBA") of the EPO on November 30, 2018. An oral hearing before the TBA has been rescheduled for October 28–29, 2020.
Other
On May 19, 2017, Amgen filed a lawsuit for infringement of Amgen's Japanese Patent Nos. 5,906,333 (the "'333 Patent") and 5,705,288 (the "'288 Patent") in the Tokyo District Court Civil Division (the "Tokyo District Court") against Sanofi K.K. Amgen's complaint alleges that manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) infringe the '333 and '288 Patents. The complaint further seeks a permanent injunction, disposal of product, and court costs. The Company has not been named as a defendant in this litigation. On January 17, 2019, the Tokyo District Court upheld the validity of the '333 Patent and '288 Patent and ordered a permanent injunction against Sanofi K.K. to stop manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) and to dispose of all product. However, the Tokyo District Court stayed the enforcement of such injunction pending appeal to the Intellectual Property High Court of Japan (the "IPHC"). On January 30, 2019, Sanofi K.K. appealed the Tokyo District Court's decision in the infringement proceedings to the IPHC. Following an oral hearing on October 30, 2019, the IPHC affirmed the Tokyo District Court's decision in the infringement proceedings. Sanofi K.K. appealed the IPHC's decision in the infringement proceedings to the Supreme Court of Japan on November 12, 2019. On April 24, 2020, the Supreme Court of Japan declined to hear the appeal filed by Sanofi K.K. in the infringement proceedings and the injunction issued by the Tokyo District Court became effective. Sanofi K.K. subsequently complied with the injunction and, as a result, the commercialization of Praluent in Japan has been discontinued.
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
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, suppliers, and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed by Regeneron and/or its collaborators (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and our product candidates and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, fasinumab, evinacumab, REGN-EB3, garetosmab, pozelimab, Regeneron's oncology programs (including its costimulatory bispecific portfolio), Regeneron's COVID-19 antibody program and other earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; unforeseen safety issues resulting from the administration of Regeneron's Products and product candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation EYLEA, Dupixent, Libtayo, Praluent, Kevzara, fasinumab, evinacumab, REGN-EB3, garetosmab, pozelimab, and REGN1979; the extent to which the results from the research and development programs conducted by us or our collaborators may be replicated in other studies and lead to therapeutic applications; ongoing regulatory obligations and oversight impacting Regeneron's Products (such as EYLEA, Dupixent, Libtayo, Praluent, and Kevzara), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and product candidates; competing drugs and product candidates that may be superior to Regeneron's Products and product candidates; uncertainty of market acceptance and commercial success of Regeneron's Products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and product candidates; coverage and reimbursement determinations by third-party payors, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to Dupixent and Praluent described further in Note 11 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and governmental investigations relating to the Company and/or its operations (including without limitation those described in Note 11 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Selected financial information is summarized as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019*
Revenues	$1,828.2	$1,372.6
Net income	$624.6	$461.1
Net income per share - diluted	$5.43	$3.99

* Certain revisions have been made to the previously reported March 31, 2019 revenues. See Note 1 to our Condensed Consolidated Financial Statements for further details.

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
			✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy	✓
	-	Neovascular glaucoma ("NVG")			✓
Dupixent (dupilumab) Injection(3)	-	Atopic dermatitis (in adults and adolescents)(7)	✓	✓	✓	✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(3)(4)	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
Praluent (alirocumab) Injection(8)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD") (in adults)	✓	✓	✓	✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	-	Rheumatoid arthritis ("RA") (in adults)	✓	✓	✓	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use	-	Cryopyrin-Associated Periodic Syndromes ("CAPS"), including Familial Cold Auto-inflammatory Syndrome ("FCAS") and Muckle-Wells Syndrome ("MWS")	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(5)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

(1) Refer to label information in each territory for specific indication
(2) In collaboration with Bayer (outside the United States)
(3) In collaboration with Sanofi
(4) Marketed as Libtayo (cemiplimab-rwlc) Injection in the United States
(5) Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net product sales of ZALTRAP

(6) Rest of world. Checkmark in this column indicates that the product has received marketing approval in at least one country outside of the United States, European Union ("EU"), or Japan
(7) Approval in Japan is for adults and adolescents 15 years of age and older
(8) In collaboration with Sanofi prior to April 2020. Effective April 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States. Pursuant to the April 2020 agreement, Sanofi will pay us a percentage of aggregate net product sales of Praluent outside the United States. Refer to "Collaboration Agreements" section below for further details.

Net Product Sales of Regeneron-Discovered Products(1)	Three Months Ended March 31,
(In millions)	2020			2019			% Change
	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(1)	$1,172.0	$681.7	$1,853.7	$1,074.1	$669.4	$1,743.5	6%
Libtayo(1)	61.7	13.1	74.8	26.8	—	26.8	179%
ARCALYST	3.0	—	3.0	3.5	—	3.5	(14%)
Net product sales recorded by Regeneron	$1,236.7			$1,104.4

Net product sales recorded by Sanofi(1):
Dupixent	$679.0	$176.2	$855.2	$303.0	$70.7	$373.7	129%
Praluent	$35.1	$44.7	$79.8	$22.9	$41.0	$63.9	25%
Kevzara	$35.3	$24.8	$60.1	$20.7	$13.0	$33.7	78%
ZALTRAP	$1.5	$26.5	$28.0	$0.5	$24.0	$24.5	14%

(1) Bayer records net product sales of EYLEA outside the United States, and Sanofi records net product sales of Libtayo outside the United States and global net product sales of Dupixent, Kevzara, and ZALTRAP. Historically, Sanofi also recorded global net product sales of Praluent; effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States and will record net product sales of Praluent in the United States. Refer to "Marketed Products" section above and "Collaboration Agreements" section below for further details.

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
Additionally, the COVID-19 pandemic and the restrictions adopted around the globe to reduce the spread of the disease have impacted and will continue to impact our clinical development programs. At this time, we do not expect a significant adverse effect on clinical trials that completed enrollment prior to the outbreak of COVID-19, and are working to ensure patient safety, provide sufficient supply of product candidates for the studies, and oversee trial management. New clinical studies and recruitment of new patients into open studies are being impacted by both availability of healthcare resources and local or regional restrictions. While we are currently expecting an approximately one quarter delay for these new or ongoing studies as a result of COVID-19 and have adjusted the timelines in the table below accordingly, our expectations may need to adjust as the facts evolve; the ultimate delays will depend, among other factors, on the extent of the pandemic in the areas with study sites for our clinical programs. It is possible that the COVID-19 pandemic may cause clinical disruptions beyond those we have described. In addition, there may be delays in the timing of regulatory review and other projected milestones discussed in the table below.
Refer to Part II, Item 1A. "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs, including those related to the COVID-19 pandemic.

Clinical Program	Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)

Ophthalmology

EYLEA		-	High-dose formulation in wet AMD	-	Retinopathy of prematurity ("ROP")(c)			-	Approved by Ministry of Health, Labour and Welfare ("MHLW") for NVG in Japan	-	Initiate Phase 3 studies of a high-dose formulation of aflibercept in wet AMD and DME (mid-2020)

Immunology & Inflammatory Diseases

Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit		-	Grass allergy	-	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)	-	Atopic dermatitis in pediatrics (6–11 years of age) (U.S. and EU)(d)	-	Approved by MHLW for CRSwNP in Japan	-
FDA decision (target action date of May 26, 2020) on supplemental Biologics License Application ("sBLA") and European Commission ("EC") decision (second half 2020) for expanded atopic dermatitis indication in pediatric patients (6–11 years of age)

		-	Peanut allergy
				-	Asthma in pediatrics (6–11 years of age)	-	Auto-injector for 300 mg dose (U.S. and Japan)
				-	Eosinophilic esophagitis ("EOE")(c)
				-	Chronic obstructive pulmonary disease ("COPD")					-	Report results from Phase 3 study for atopic dermatitis in pediatric patients (6 months–5 years of age) (2022)
				-	Bullous pemphigoid (Phase 2/3)(c)
				-	Chronic spontaneous urticaria					-	Report results from Phase 3 study for asthma in pediatric patients (6–11 years of age) (second half 2020)
				-	Prurigo nodularis
										-	FDA decision on application for 300 mg auto-injector (target action date of June 20, 2020)
										-	Resubmit sBLA for 200 mg auto-injector (second half 2020)
										-	Present results from Phase 2a trial in grass allergy at medical meeting (mid-2020)
										-	Report results from Phase 2 study in peanut allergy (first half 2021)

Clinical Program (continued)		Phase 1		Phase 2		Phase 3	Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)
										-	Initiate Phase 3 study in pediatric patients with EOE (second half 2020)
										-	Report results from Phase 2 portion of Phase 2/3 study in EOE (mid-2020)
										-	Initiate Phase 3 studies in hand and foot atopic dermatitis and allergic bronchopulmonary aspergillosis ("ABPA") (second half 2020)
Kevzara (sarilumab)(a) Antibody to IL-6R			-	Polyarticular-course juvenile idiopathic arthritis ("pcJIA")	-	Polymyalgia rheumatica ("PMR")		-	Reported preliminary results from Phase 2 portion of Phase 2/3 U.S. study in hospitalized COVID-19 patients and that Phase 3 portion of the study will continue to enroll "critical" patients only	-	Report results from Phase 3 U.S. study in COVID-19 (June 2020)
			-	Systemic juvenile idiopathic arthritis ("sJIA")	-	Giant cell arteritis ("GCA")
					-	Hospitalized "critical" COVID-19 patients
REGN3500(a) Antibody to IL-33. Studied as monotherapy and in combination with Dupixent.			-	Asthma				-	Discontinued further clinical development in atopic dermatitis due to lack of efficacy
			-	COPD

REGN1908-1909(f) Multi-antibody therapy to Feld1			-	Cat allergy						-	Report results from Phase 2 study in cat allergic asthmatics (first half 2020)
REGN5713-5714-5715 Antibody to Betv1	-	Birch allergy

Oncology

Libtayo (cemiplimab)(a)(h) Antibody to PD-1	-	Solid tumors and advanced hematologic malignancies	-	Basal cell carcinoma ("BCC") (potentially pivotal study)	-	First-line non-small cell lung cancer ("NSCLC"), monotherapy		-	Reported that Phase 3 monotherapy trial in first-line NSCLC met its primary endpoint. The Independent Data Monitoring Committee recommended stopping the trial early due to highly significant improvement in overall survival.	-	Submit sBLA and Marketing Authorization Application ("MAA") for monotherapy NSCLC (second half 2020)

Clinical Program (continued)		Phase 1		Phase 2		Phase 3	Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)
			-	Metastatic or locally advanced CSCC(d)	-	First-line NSCLC, chemotherapy combination		-	Reported that Phase 2 study in BCC demonstrated clinically-meaningful and durable responses	-	Complete patient enrollment in Phase 3 first-line NSCLC chemotherapy combination study (second half 2020)
			-	Neoadjuvant CSCC	-	Second-line cervical cancer(e)
					-	Adjuvant CSCC				-	Submit sBLA and MAA in BCC (second half 2020)
										-	Interim analysis from Phase 3 study in cervical cancer (2021)
REGN1979 Bispecific antibody targeting CD20 and CD3	-	Certain B-cell malignancies(c)	-	B-cell non-Hodgkin lymphoma ("B-NHL") (potentially pivotal study)				-	Expanded potentially pivotal Phase 2 program with different subtypes of NHL	-	Report updated results from initial study in certain B-cell malignancies (mid-2020)
REGN5458(a) Bispecific antibody targeting BCMA and CD3	-	Multiple myeloma								-	Report updated results from initial study in multiple myeloma (second half 2020)
REGN5459(a) Bispecific antibody targeting BCMA and CD3	-	Multiple myeloma
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	-	Platinum-resistant ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	-	Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	-	MET-altered advanced NSCLC
REGN3767(f) Antibody to LAG-3	-	Solid tumors and advanced hematologic malignancies

Clinical Program (continued)	Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)

Cardiovascular/Metabolic Diseases

Praluent (alirocumab)(j) Antibody to PCSK9				-	Homozygous familial hypercholesterolemia ("HoFH")(c) in adults and pediatrics			-	Reported results from Phase 3 study in adult patients with HoFH	-	Submit sBLA for HoFH in adults (mid-2020)
				-	HeFH in pediatrics
Evinacumab(f) (REGN1500) Antibody to ANGPTL3		-	Refractory hypercholesterolemia (both HeFH and non-FH)	-	HoFH (U.S.)(c)(d)	-	HoFH (U.S.)(c)(d)			-	Complete rolling BLA submission for HoFH (mid-2020)
										-	Submit MAA for HoFH (second half 2020)
		-	Severe hypertriglyceridemia
Pozelimab(f) (REGN3918) Antibody to C5		-	Paroxysmal nocturnal hemoglobinuria ("PNH")(c)							-	Initiate combination program with Alnylam's cemdisiran (second half 2020)
		-	CD55-deficient protein-losing enteropathy(c)							-	Initiate Phase 3 program in PNH (next 12 months)
Garetosmab(f) (REGN2477) Antibody to Activin A		-	Fibrodysplasia ossificans progressiva ("FOP")(c)(e) (potentially pivotal study)					-	Reported results from Phase 2 study in FOP	-	Submit first regulatory application (in the United States) (second half 2020)
										-	Initiate Phase 3 study for FOP in pediatrics (2021)
REGN4461(f) Agonist antibody to leptin receptor ("LEPR")		-	Generalized lipodystrophy(e)

Pain

Fasinumab(b)(f) (REGN475) Antibody to NGF				-	Osteoarthritis pain of the knee or hip(e)					-	Report results from Phase 3 studies in osteoarthritis pain of the knee or hip (mid-2020)
REGN5069 Antibody to GFRα3		-	Osteoarthritis pain of the knee(e)							-	Report results from Phase 2 study in osteoarthritis pain of the knee (second half 2020)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3		Regulatory Review(i)	2020 Events to Date		Select Upcoming Milestones(k)

Infectious Diseases

REGN-EB3(f)(g) (REGN3470-3471-3479) Multi-antibody therapy to Ebola virus infection ("Ebola")				-	Ebola (U.S.)(c)(d)		-	FDA decision on BLA for Ebola (target action date of October 25, 2020)

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

(h) Studied as monotherapy and in combination with other antibodies and treatments
(i) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(j) In collaboration with Sanofi prior to April 2020. Effective April 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States. Refer to "Collaboration Agreements" section below for further details.

(k) As described in the section preceding the table above and Part II, Item 1A. "Risk Factors," development timelines may be further subject to change as a result of the impact of the COVID-19 pandemic

General
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the continued success in commercializing EYLEA and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
Other Research Programs
We are using our end-to-end antibody technologies to discover and develop brand new therapeutic antibodies for COVID-19. The Company is advancing REGN-COV2, a novel investigational antibody "cocktail" treatment designed to prevent and treat infection from the SARS-CoV-2 virus. In April, the Company moved its leading neutralizing antibodies into pre-clinical and clinical-scale cell production lines and plans to have supply available for clinical studies, which are expected to begin in June 2020. The Company is also working to rapidly scale-up manufacturing.
The Company also announced an expansion of its Other Transaction Agreement ("OTA") with BARDA, pursuant to which HHS is obligated to fund 80% of our costs incurred for certain research and development activities related to COVID-19 treatments.
Collaboration and License Agreements
Sanofi
Antibody
As of March 31, 2020, we were collaborating with Sanofi on the global development and commercialization of Dupixent, Praluent, Kevzara, and REGN3500 (the "Antibody Collaboration"). See discussion below for updates related to the development and commercialization of Praluent effective April 1, 2020. Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are generally shared 80% by Sanofi and 20% by us. All other agreed-upon development costs incurred by both companies are funded 100% by Sanofi. We are obligated to reimburse Sanofi for 50% of worldwide development expenses that were fully funded by Sanofi and 30% of shared Phase 3 trial-related costs based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs.
In 2018, we and Sanofi entered into a letter agreement (the "Letter Agreement") amending the LCA in connection with, among other matters, the allocation of additional funds to certain proposed activities relating to dupilumab and REGN3500 (collectively, the "Dupilumab/REGN3500 Eligible Investments"). Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to an aggregate of 600,000 shares (of which 410,661 currently remains available) of our Common Stock directly or indirectly owned by Sanofi. Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We have exercised our option to co-commercialize Dupixent in the United States and in certain countries outside the United States. We currently anticipate commencing co-commercialization of Dupixent in such countries outside the United States at the end of 2020 or early 2021. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive up to an aggregate of $250.0 million in milestone payments upon achievement of specified aggregate annual sales of antibodies outside the United States (including Praluent) on a rolling twelve-month basis. The Company will be entitled to receive the first sales milestone payment from Sanofi, in the amount of $50.0 million, when such sales outside the United States exceed $1.0 billion.

In April 2020, the Company and Sanofi entered into an amendment to the LCA in connection with, among other things, the removal of Praluent from the LCA such that (i) effective April 1, 2020, the LCA no longer governs the development, manufacture, or commercialization of Praluent and (ii) the quarterly period ended March 31, 2020 is the last quarter for which Sanofi and the Company will share profits and losses for Praluent under the LCA. The parties also entered into a Praluent Cross License & Commercialization Agreement (the "Praluent Agreement") pursuant to which, effective April 1, 2020, the Company, at its sole cost, is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi, at its sole cost, is solely responsible for the development and commercialization of Praluent outside of the United States. Under the Praluent Agreement, Sanofi will pay the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States until March 31, 2032. The Company will not owe Sanofi royalties on the Company’s net product sales of Praluent in the United States. Although each party will be responsible for manufacturing Praluent for its respective territory, the parties have entered into definitive supply agreements under which, for a certain transitional period, the Company will continue to supply drug substance to Sanofi and Sanofi will continue to supply finished product to Regeneron. With respect to any intellectual property or product liability litigation relating to Praluent, the parties have agreed that, effective April 1, 2020, Regeneron and Sanofi each will be solely responsible for any such litigation (including damages and other costs and expenses thereof) in the United States and outside the United States, respectively, arising out of Praluent sales or other activities on or after April 1, 2020 (subject to Sanofi's right to set off a portion of any third-party royalty payments resulting from certain patent litigation proceedings against up to 50% of any Praluent royalty payment owed to Regeneron). The parties will each bear 50% of any damages arising out of Praluent sales or other activities prior to April 1, 2020.
In December 2019, the Company and Sanofi also announced their intent to restructure their antibody collaboration for Kevzara. The companies continue to assess potential terms of this restructuring in light of the recently launched clinical programs evaluating Kevzara in patients hospitalized with COVID-19 infection.
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
Under the terms of the IO License and Collaboration Agreement, the parties are also co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting PD-1. We have principal control over the development of Libtayo, and the parties share equally, on an ongoing basis, development and commercialization expenses for Libtayo. Under the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to Libtayo development costs for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to an aggregate of 800,000 shares (of which 330,253 currently remains available) of our Common Stock directly or indirectly owned by Sanofi.
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

Teva
Fasinumab
In 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. As of March 31, 2020, we had earned an aggregate of $120.0 million of development milestones from Teva and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Zai Lab
REGN1979
In April 2020, we entered into an agreement with Zai Lab Limited to develop and commercialize REGN1979 in mainland China, Hong Kong, Taiwan, and Macau (the "Zai Territories"). In connection with the agreement, Zai is obligated to make a $30.0 million non-refundable up-front payment. We will continue to lead global development activities for REGN1979, and Zai will be responsible for funding a portion of the global development costs for certain clinical trials.
We are responsible for the manufacture and supply of clinical and commercial supplies of REGN1979 to Zai. If REGN1979 is commercialized in the Zai Territories, we will supply the product to Zai at a tiered purchase price, which is calculated as a percentage of net sales of the product (subject to adjustment in certain circumstances), and are eligible to receive up to $160.0 million in additional regulatory and sales milestone payments.
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
Results of Operations
Three Months Ended March 31, 2020 and 2019
Certain revisions have been made to the previously reported March 31, 2019 amounts below in connection with changing the presentation of certain amounts earned from collaborators; see Note 1 to our Condensed Consolidated Financial Statements for further details.

Net Income

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Revenues	$1,828.2	$1,372.6
Operating expenses	1,128.1	892.6
Income from operations	700.1	480.0
Other (expense) income, net	(31.5)	66.1
Income before income taxes	668.6	546.1
Income tax expense	44.0	85.0
Net income	$624.6	$461.1

Net income per share - diluted	$5.43	$3.99
Revenues

	Three Months Ended March 31,
(In millions)	2020	2019	$ Change
Net product sales in the United States:
EYLEA	$1,172.0	$1,074.1	$97.9
Libtayo	61.7	26.8	34.9
ARCALYST	3.0	3.5	(0.5)
Sanofi and Bayer collaboration revenue:
Sanofi	246.9	(18.0)	264.9
Bayer	281.4	264.0	17.4
Other revenue	63.2	22.2	41.0
Total revenues	$1,828.2	$1,372.6	$455.6
Net Product Sales
Net product sales of EYLEA in the United States increased for the three months ended March 31, 2020, compared to the same period in 2019, due to higher sales volume, partly offset by an increase in sales-related deductions primarily due to higher rebates and discounts. The Company continues to monitor the potential impact of the COVID-19 pandemic on product sales. For the three months ended March 31, 2020, the impact of shelter-in-place and social distancing orders, physicians' office closures, and delays in the treatment of patients following the COVID-19 pandemic on our net product sales of EYLEA was limited. In the month of April 2020, overall U.S. EYLEA demand was lower compared to the same period of 2019. In addition to other potential impacts of the COVID-19 pandemic on net product sales, the Company expects to see continued adverse impact on new patient starts for all products while social distancing guidelines remain in place.
Effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States and will record net product sales of Praluent in the United States. Refer to "Collaboration Agreements - Collaborations with Sanofi - Antibody" section above for further details.

Sanofi Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2020	2019
Antibody:
Regeneron's share of profits (losses) in connection with commercialization of antibodies	$170.9	$(27.8)
Reimbursement for manufacturing of commercial supplies(1)	80.1	14.5
Total Antibody	251.0	(13.3)
Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	(6.2)	(4.7)
Reimbursement for manufacturing of commercial supplies(1)	2.1	—
Total Immuno-oncology	(4.1)	(4.7)
Total Sanofi collaboration revenue	$246.9	$(18.0)

(1) The corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Antibody
During the three months ended March 31, 2020, the change in our share of profits (losses) in connection with commercialization of antibodies, compared to the same period in 2019, was primarily driven by higher Dupixent profits. Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary. The increase in reimbursements for manufacturing of commercial supplies is primarily driven by higher Dupixent sales, as revenue recognition for such cost reimbursements is deferred until the product is sold by Sanofi to third-party customers.
Regeneron's share of profits (losses) in connection with the commercialization of Dupixent, Praluent, and Kevzara is summarized below:

	Three Months Ended March 31,
(In millions)	2020	2019
Dupixent, Praluent, and Kevzara net product sales*	$995.1	$471.3
Regeneron's share of collaboration profits (losses)	$193.0	$(27.8)
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(22.1)	—
Regeneron's share of profits (losses) in connection with commercialization of antibodies	$170.9	$(27.8)

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales	17%	**

* Global net product sales of Dupixent, Praluent, and Kevzara are recorded by Sanofi
** Percentage not meaningful
The quarterly period ended March 31, 2020 is the last quarter for which Sanofi and the Company will share profits and losses for Praluent. As described above under "Collaboration Agreements - Collaborations with Sanofi - Antibody", effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States. Under the new agreement, Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States, and will pay the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States.

Bayer Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2020	2019
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$253.8	$249.3
Reimbursement for manufacturing of commercial supplies(1)	27.6	14.7
Total Bayer collaboration revenue	$281.4	$264.0

(1) The corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended March 31,
(In millions)	2020	2019
EYLEA net product sales outside the United States	$681.7	$669.4
Regeneron's share of collaboration profit from sales outside the United States	$268.2	$263.4
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(14.4)	(14.1)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$253.8	$249.3

Regeneron's net profit as a percentage of EYLEA net product sales outside the United States	37%	37%
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
Other Revenue
Other revenue includes, but is not limited to:

•	recognition of revenue in connection with our agreements with BARDA related to REGN-EB3 for the treatment of Ebola and antibodies for the treatment of COVID-19;

•	Sanofi's reimbursement for manufacturing commercial supplies of ZALTRAP and a percentage of aggregate net product sales of ZALTRAP under the terms of the Amended ZALTRAP Agreement;

•
royalties on worldwide sales of Ilaris® (canakinumab) under the terms of a 2009 agreement with Novartis. The royalty rates in the agreement start at 4% and reach 15% when annual sales exceed $1.5 billion, and we are entitled to royalties until Novartis ceases sale of products subject to royalty; and

•	recognition of revenue in connection with sequencing of samples by the Regeneron Genetics Center® ("RGC") for its customers.

Expenses

	Three Months Ended March 31,
(In millions, except headcount data)	2020	2019	$ Change
Research and development(1)	$583.9	$486.1	$97.8
Selling, general, and administrative(1)	367.3	291.1	76.2
Cost of goods sold(2)	78.8	70.9	7.9
Cost of collaboration and contract manufacturing(3)	138.5	101.2	37.3
Other operating (income) expense, net	(40.4)	(56.7)	16.3
Total operating expenses	$1,128.1	$892.6	$235.5

Average headcount	8,030	7,448	582

(1) Includes cost reimbursements from collaborators who are not deemed to be our customers
(2) Cost of goods sold includes costs in connection with producing commercial supplies for products that are sold by Regeneron in the United States (i.e., for which we record net product sales) and any royalties we are obligated to pay on such sales, period costs for our Limerick manufacturing facility, and amounts we are obligated to pay to Sanofi for its share of Libtayo U.S. gross profits.

(3) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others
Operating expenses in the first quarter of 2020 and 2019 included a total of $105.8 million and $107.9 million, respectively, of non-cash compensation expense related to awards granted under our long-term incentive plans.
Research and Development Expenses
The following table summarizes our estimates of direct research and development expenses by clinical development program and other significant categories of research and development expenses. Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, including costs related to preclinical research activities, clinical trials, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse. Indirect research and development expenses have not been allocated directly to each program, and primarily consist of costs to compensate personnel, overhead and infrastructure costs to maintain our facilities, and other costs related to activities that benefit multiple projects. Clinical manufacturing costs primarily consist of costs to manufacture bulk drug product for clinical development purposes as well as related external drug filling, packaging, and labeling costs. Clinical manufacturing costs also includes pre-launch commercial supplies which did not meet the criteria to be capitalized as inventory.

	Three Months Ended March 31,
(In millions)	2020	2019*	$ Change
Direct research and development expenses:
Fasinumab	$40.4	$50.1	$(9.7)
Libtayo (cemiplimab)	36.0	44.0	(8.0)
Dupixent (dupilumab)	34.4	25.7	8.7
EYLEA	17.6	13.1	4.5
Praluent (alirocumab)	13.5	10.2	3.3
Evinacumab	10.1	6.6	3.5
Other product candidates in clinical development and other research programs	91.8	76.0	15.8
Total direct research and development expenses	243.8	225.7	18.1

Indirect research and development expenses:
Payroll and benefits	198.1	166.9	31.2
Lab supplies and other research and development costs	34.8	27.6	7.2
Occupancy and other operating costs	82.0	71.9	10.1
Total indirect research and development expenses	314.9	266.4	48.5

Clinical manufacturing costs	180.2	149.7	30.5

Reimbursement of research and development expenses by collaborators	(155.0)	(155.7)	0.7

Total research and development expenses	$583.9	$486.1	$97.8

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Research and development expenses included non-cash compensation expense of $56.7 million and $58.7 million in the first quarter of 2020 and 2019, respectively.
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Part II, Item 1A. "Risk Factors" (including those relating to the disruptions caused by the COVID-19 pandemic). There is also variability in the duration and costs necessary to develop a pharmaceutical product, potential opportunities and/or uncertainties related to future indications to be studied, and the estimated cost and scope of the projects. The lengthy process of seeking FDA and other applicable approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We are unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in the first quarter of 2020, compared to the same period in 2019, primarily due to higher headcount and headcount-related costs, an increase in commercialization-related expenses for EYLEA, additional accruals for loss contingencies associated with ongoing litigation, and higher contributions to independent not-for-profit patient assistance organizations. Selling, general, and administrative expenses also included non-cash compensation expense of $40.3 million and $43.8 million in the first quarter of 2020 and 2019, respectively.

Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased in the first quarter of 2020, compared to the same period in 2019, primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent and manufacturing costs in connection with our BARDA Ebola agreement.
Other Operating (Income) Expense
Other operating (income) expense, net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with Sanofi IO, Teva, and MTPC collaborative arrangements.
Other Income (Expense)
Other income (expense), net, in the first quarter of 2020, compared to the same period in 2019, was negatively impacted by the recognition of unrealized losses on equity securities.
Income Taxes

	Three Months Ended March 31,
(In millions, except effective tax rate)	2020	2019
Income tax expense	$44.0	$85.0
Effective tax rate	6.6%	15.6%
Our effective tax rate for the three months ended March 31, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities. Our effective tax rate for the three months ended March 31, 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by the federal tax credits for research activities, stock-based compensation, the foreign-derived intangible income deduction, and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31,	December 31,
(In millions)	2020	2019	$ Change
Financial assets:
Cash and cash equivalents	$2,208.2	$1,617.8	$590.4
Marketable securities - current	1,795.2	1,596.5	198.7
Marketable securities - noncurrent	3,236.4	3,256.8	(20.4)
	$7,239.8	$6,471.1	$768.7

Working capital:
Current assets	$8,644.1	$7,689.1	$955.0
Current liabilities	2,055.2	2,096.6	(41.4)
	$6,588.9	$5,592.5	$996.4
As of March 31, 2020, we also had borrowing availability of $750.0 million under a revolving credit facility.

Sources and Uses of Cash for the Three Months Ended March 31, 2020 and 2019

	March 31,	March 31,
(In millions)	2020	2019	$ Change
Cash flows provided by operating activities	$698.0	$897.0	$(199.0)
Cash flows used in investing activities	$(443.2)	$(776.1)	$332.9
Cash flows provided by financing activities	$335.6	$119.9	$215.7
Cash Flows from Investing Activities
Capital expenditures in the first quarter of 2020 included costs associated with (i) the expansion of our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, including construction of a fill/finish facility and related equipment, and (ii) laboratory expansion and renovations at our Tarrytown, New York facilities. We expect to incur capital expenditures of $510 million to $590 million for the full year of 2020 primarily in connection with these projects.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $811.4 million in the first quarter of 2020 compared to $140.6 million in the first quarter of 2019. During the first quarter of 2020, we paid an aggregate of $320.7 million to purchase shares of our Common Stock. See further descriptions under "Share Repurchase Program" and "Sanofi Funding of Certain Development Costs" below.
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
During the first quarter of 2020, we repurchased 719,167 shares of our Common Stock under the program and recorded the cost of the shares received, or $272.8 million, as Treasury Stock. As of March 31, 2020, the Company had $473.1 million which remained available for share repurchases under the program.
Sanofi Funding of Certain Development Costs
As described above in "Collaboration Agreements - Collaborations with Sanofi," effective January 7, 2018, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/REGN3500 Eligible Investments by selling up to an aggregate of 1,400,000 shares (of which 740,914 shares remain available to be sold as of March 31, 2020) of our Common Stock directly or indirectly owned by Sanofi. During the first quarter of 2020, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 43,627 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded $21.4 million related to the shares received as Treasury Stock during the first quarter of 2020. In addition, during the first quarter of 2020, Sanofi elected to sell, and we elected to purchase (in cash), 85,287 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $41.8 million, as Treasury Stock during the first quarter of 2020.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed February 7, 2020). Except as described in Note 1 to our Condensed Consolidated Financial Statements included in this report, there were no material changes to our critical accounting policies and use of estimates during the three months ended March 31, 2020.

Future Impact of Recently Issued Accounting Standards
As of March 31, 2020, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed February 7, 2020). There have been no material changes to our market risks or to our management of such risks as of March 31, 2020.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to the COVID-19 Pandemic
Our business may be adversely affected by the effects of the COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. It has since spread to multiple other countries; and, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. This pandemic has adversely affected or has the potential to adversely affect, among other things, the economic and financial markets and labor resources of the countries in which we operate, our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, business partners and customers, and the demand for some of our marketed products.
The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. As a result of these recent developments, we have implemented work-from-home policies for a significant part of our employees (except those deemed critical, such as those working in our laboratories and manufacturing facilities). The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may negatively impact productivity, disrupt our business, and delay our clinical programs and development timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also negatively impact our access to regulatory authorities (which may be affected, among other things, by travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts may be impacted by postponement of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics, all of which could slow adoption and implementation of our marketed products, resulting in lower net product sales. For example, while the impact of shelter-in-place and social distancing orders, physicians' office closures, and delays in the treatment of patients following the COVID-19 pandemic on our net product sales of EYLEA for the three months ended March 31, 2020 was limited, overall U.S. EYLEA demand was lower in April 2020 compared to the same period of 2019. In addition to other potential impacts of the COVID-19 pandemic on net product sales, we expect to see continued adverse impact on new patient starts for all products while these measures remain in place. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of our net product sales. Demand for some or all of our marketed products may continue to be reduced while the shelter-in-place or social distancing orders are in effect and, as a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.
Quarantines, shelter-in-place, social distancing, and similar government orders (or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur) related to COVID-19 or other infectious diseases are impacting personnel at our research and manufacturing facilities, our suppliers, and other third parties on which we rely, and may impact the availability or cost of materials produced by or purchased from such parties, which could result in a disruption in our supply chain. While some materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic could disrupt our supply chain or limit our ability to obtain sufficient materials for the production and development of our products and product candidates as well as our research efforts.
In addition, infections and deaths related to COVID-19 may disrupt the United States' healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay, FDA review and potential approval of our product candidates and new indications for our marketed products. It is unknown how long these disruptions could continue. In addition, our clinical trials are likely to be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be delayed or disrupted. For example, as noted above in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development," we have had to adjust the development timelines for many of our clinical programs that are either currently enrolling patients or have not yet commenced due to the COVID-19 pandemic. The disruptions caused by the COVID-19 pandemic may impact the progress of our clinical trials, including the readouts of trial results. Further, while we are focused on developing novel therapies to address the COVID-19 pandemic, our research programs and the development of our other product candidates may need to be de-prioritized. Any elongation or de-prioritization of our research programs and clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, which would increase our operating expenses and may have a material adverse effect on our operating results.
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it is currently resulting in significant disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital if needed. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our Common Stock.
The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of this pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. These effects could have a material impact on our operations.
To the extent the COVID-19 pandemic adversely affects our business, prospects, operating results, or financial condition, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA and Dupixent.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the three months ended March 31, 2020 and 2019, EYLEA net sales in the United States represented 64% and 78% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
In addition, we have been increasingly dependent on our share of profits from the commercialization of Dupixent under our Antibody Collaboration with Sanofi. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition would be materially harmed.

If we or our collaborators are unable to continue to successfully commercialize our products, our business, prospects, operating results, and financial condition will be materially harmed.
We expect that the degree of commercial success of our marketed products will continue to depend on many factors, including the following (as applicable):

•
the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on our business and the demand for our marketed products, as well as its impact on, among other things, our employees, collaborators, suppliers, and other third parties on which we rely, our ability to continue to manage our supply chain, and the global economy (as further discussed above under "Risks Related to the COVID-19 Pandemic - Our business may be adversely affected by the effects of the COVID-19 pandemic");

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
Our future revenues and profitability will be adversely affected in a material manner if such third-party payors do not adequately defray or reimburse the cost of our marketed products to patients. If these entities do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payors cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payors more expensive for patients. Third-party payors may also require prior authorization for reimbursement, or require failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. As our currently marketed products and product candidates are biologics, bringing them to market may cost more than bringing traditional, small-molecule drugs to market due to the complexity associated with the research, development, production, supply, and regulatory review of such products. Given cost sensitivities in many health care systems (which will likely be exacerbated as a result of the COVID-19 pandemic), our currently marketed products and product candidates are likely to be subject to continued pricing pressures, which may have an adverse impact on our business, prospects, operating results, and financial condition.
In addition, in order for private insurance and governmental payors (such as Medicare and Medicaid in the United States) to reimburse the cost of our marketed products, we must maintain, among other things, our FDA registration and our National Drug Code, formulary approval by pharmacy benefits managers, and recognition by insurance companies and the Centers for Medicare & Medicaid Services (the "CMS"). There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage, as discussed further below) of our current and future marketed products, which may have a material adverse effect on our business.
Government and other third-party payors (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria, such as step therapy (i.e., requiring the use of less costly medications before more costly medications are approved for coverage). Some states are also considering legislation that would control the prices and reimbursement of prescription drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our marketed products; this trend may be further accelerated as a result of the COVID-19 pandemic.
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, some of the Trump administration's prior budget proposals contained drug price control measures that may be included in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA); to allow some states to negotiate drug prices under Medicaid; and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has been soliciting feedback on some of these measures and may implement others impacting our business under its existing authority. CMS has also recently sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. In addition, since January 1, 2019, CMS has allowed Medicare Advantage ("MA") plans to use step therapy for Part B drugs (such as EYLEA).  On October 25, 2018, President Trump announced that CMS was evaluating a program that proposes to set the Medicare payment amount for Part B single-source drugs and biologics to more closely align with international drug prices (also referred to as reference or international price index ("IPI") drug pricing) and pay physicians and hospitals participating in such program a set drug add-on payment for administered drugs. CMS also issued an advance notice of proposed rulemaking that requested public comment on the proposed program, which is contemplated to initially cover fifty percent of Medicare Part B spending on separately payable Part B drugs (such as EYLEA), with the IPI-based price for each such drug to be phased in over a period of five years; notice of proposed rulemaking on this program is pending review by the Office of Management and Budget. In addition, in July 2019, President Trump indicated that his administration was considering an executive order to establish a "most favored nation" pricing plan. While the scope and details of this contemplated executive action (including whether and how its mechanism may differ from that of the proposed IPI drug pricing program discussed above) are not clear, this seems to signal that the U.S. administration will continue to seek new measures to constrain drug costs and Medicare payments for drugs. Similarly, various members of the current U.S. Congress and 2020 presidential candidates have indicated that lowering drug prices continues to be a legislative and political priority, and some have introduced proposals aimed at drug pricing. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
EYLEA faces significant competition in the marketplace. For example, EYLEA competes in one or more of its approved indications with other VEGF inhibitors, including Novartis and Genentech/Roche's Lucentis® (ranibizumab) and Novartis' Beovu® (brolucizumab). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME and RVO, EYLEA also competes with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets (such as Ang2). In addition, we are aware of several companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
The market for Dupixent's current and potential future indications is also competitive. In atopic dermatitis, there are several topical ointments or agents either approved or in development. In addition, a number of companies are developing antibodies against IL-13, IL-13Ra1, OX40, IL-31R, and/or IL-1alpha. Several companies are also studying JAK inhibitors for atopic dermatitis. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor or immunoglobulin E; and some of these antibodies, if approved in this indication, may also compete with Dupixent in CRSwNP. Dupixent also faces competition from orally administered small molecule agents and inhaled products in asthma and potential future indications. There are several other potentially competitive products in development that may compete with Dupixent in either or both of the atopic dermatitis and asthma indications, as well as potential future indications, including antibodies against thymic stromal lymphopoietin ("TSLP"), the IL-33 ligand, or the IL-33 receptor (ST2).
Libtayo also faces significant competition. There are several competitors that are marketing and/or developing antibodies against PD-1 and/or PDL-1, including Merck's Keytruda® (pembrolizumab), Bristol-Myers Squibb's Opdivo® (nivolumab), Roche's Tecentriq® (atezolizumab), and AstraZeneca's Imfinzi® (durvalumab).
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
Product Candidates
Our other late-stage and earlier-stage clinical candidates in development are all fully human antibodies, which were generated using our VelocImmune® technology. Our antibody generation technologies and other late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies. We are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. We are also aware of other companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects. In addition, the first product to reach the market in a therapeutic area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our collaborators, can develop our product candidates, complete the clinical trials and approval processes, and, if such product candidates are approved for marketing and sale, supply commercial quantities to the market is expected to continue to be an important competitive factor. Due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for a product against any particular target, which may have a material adverse effect on our business or future prospects.
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
In addition, under the terms of our Antibody Collaboration and our IO Collaboration, we and Sanofi co-commercialize Dupixent and Libtayo in the United States. As a result, we rely in part on Sanofi's sales and marketing organization in the United States for these products. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of any of such products may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent in the United States. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent and Libtayo in countries outside the United States. Effective April 1, 2020, we and Sanofi amended the Antibody Collaboration to remove Praluent from the LCA such that, among other things, the LCA no longer governs the development, manufacture, or commercialization of Praluent. Effective as of the same date, we and Sanofi entered into the Praluent Cross License & Commercialization Agreement whereby we, at our sole cost, are solely responsible for the development and commercialization of Praluent in the United States, and Sanofi, at its sole cost, is solely responsible for the development and commercialization of Praluent outside of the United States; and Sanofi pays us a 5% royalty on Sanofi's net product sales of Praluent outside the United States until March 31, 2032.
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
We sell EYLEA, Libtayo, and ARCALYST in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the three months ended March 31, 2020, our gross product sales of such products to two customers accounted on a combined basis for 90% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have an organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish commercial capabilities outside the United States as a result of any exercise of our option to co-commercialize a product outside the United States. For example, we recently exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States. In addition, there may be other circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or our existing collaborator decides not to opt in, decides to opt out, or breaches its obligations to us with respect to a particular product.
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
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates), difficulty in enrolling and maintaining subjects in a clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to the FDA's Good Laboratory Practice requirements ("GLPs") or GCPs. A clinical trial may fail because it did not include and retain a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States EYLEA is approved in the 2mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal), as described in Note 11 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. For example, on February 11, 2020, anonymous parties filed two requests for ex parte reexamination of two of our patents - U.S. Patent Nos. 10,406,226 (the "'226 Patent") and 10,464,992 (the "'992 Patent"). The '226 Patent concerns methods for manufacturing VEGF antagonist fusion proteins, including aflibercept, and the '992 Patent concerns formulations and vials containing VEGF antagonist fusion proteins, including aflibercept. The USPTO has granted both requests to initiate reexamination proceedings. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.

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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent and patent infringement proceedings relating to Dupixent, as described in Note 11 to our Condensed Consolidated Financial Statements. In addition, we are currently party to patent infringement proceedings initiated by us relating to our patents that concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Note 11 to our Condensed Consolidated Financial Statements.
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
Under the federal Patient Protection and Affordable Care Act (the "PPACA"), there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-approved biological product. The PPACA provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened if, for example, the PPACA is amended.
A number of jurisdictions outside of the United States have also established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier versions of biological products. For example, the EU has had an established regulatory pathway for biosimilars since 2005.
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. We are aware of several companies developing biosimilar versions of EYLEA. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) expires on November 18, 2023, with the possibility of an additional six months of regulatory exclusivity (i.e., until May 18, 2024) if the FDA grants pediatric exclusivity based on our completion of certain studies evaluating EYLEA in pediatric patients with retinopathy of prematurity and submission of the data from these studies to the FDA no later than 15 months before the date on which regulatory exclusivity would otherwise expire. The loss of market exclusivity for a product (such as EYLEA) would likely materially and negatively affect revenues from product sales of that product and thus our financial results and condition.
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
Also, certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of the COVID-19 pandemic). In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates, which could materially and adversely affect our business and future prospects.
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
The Trump administration and Congress could carry out significant changes in legislation, regulation, and government policy (including with respect to the possible repeal of all or portions of the PPACA, government reimbursement changes and drug price control measures, and changes in the existing treaty and trade relationships with other countries), as evidenced by statements and actions of President Trump and certain members of Congress (including those discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payors, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition"). While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business.

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
Most U.S. health care providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with research institutions, including the Geisinger Health System, which are subject to such regulations. Regeneron is not currently classified as a covered entity or business associate under HIPAA and thus is not subject to its requirements or penalties. However, we could be prosecuted under HIPAA's criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered health care provider or research institution that has not satisfied HIPAA's requirements for disclosure of individually identifiable health information. There are instances where we collect and maintain sensitive personally identifiable information, which may include health information outside of the scope of HIPAA. This information may be received throughout the clinical trial process, in the course of our research collaborations, directly from individuals who enroll in our patient assistance programs, and from our own employees in a pandemic response process (such as in connection with the COVID-19 pandemic). In the case of a breach of personal information we may be subject to state breach notification laws requiring notification of affected individuals and state regulators.
Our patient assistance programs and product marketing activities as part of which we collect California resident personal data are subject to the California Consumer Privacy Act of 2018 (the "CCPA"). The CCPA is a consumer protection law that provides California residents with personal data privacy rights and became effective on January 1, 2020. The CCPA requires us, among other things, to update our notices and develop new processes internally and with our partners. There are fines, penalties, and a private right of action resulting from non-compliance with the CCPA. Several other U.S. states have introduced similar consumer protection laws that may go into effect in the near future.
Our clinical trial programs and research collaborations outside the U.S. (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource) implicate international data protection laws, including the European Union's General Data Protection Regulation (the "GDPR"). The GDPR has created a range of new compliance obligations, including increased transparency requirements and new data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the new risk of substantial financial penalties for data breach or improper processing of personal data under the GDPR. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business and could create liability for us.
Furthermore, health privacy laws, data breach notification laws, consumer protection laws, data localization laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals' health and other personal information. Moreover, individuals about whom we or our collaborators obtain health or other personal information, as well as the providers and third parties who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws both inside and outside the United States. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
We rely on funding and support from Sanofi to develop, manufacture, and commercialize certain of our products and product candidates. With respect to the products that we are co-developing with Sanofi under our Antibody Collaboration (currently consisting of Dupixent, Kevzara, and REGN3500), Sanofi funds a significant portion of development expenses incurred in connection with the development of these products. In addition, we rely on Sanofi to lead much of the clinical development efforts, assist with or lead efforts to obtain and maintain regulatory approvals, and lead the commercialization efforts for these products and product candidates.
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
We depend upon third-party collaborators, including Sanofi and Bayer, and service providers such as CROs, outside testing laboratories, clinical investigator sites, third-party manufacturers, fill/finish providers, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these third parties in connection with the commercialization of our marketed products and our late-stage product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner (including as a result of its inability to perform due to financial or other relevant constraints) or in compliance with applicable GMPs, GLPs, or GCP standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates.
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
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. These systems are also critical to enable remote working arrangements, which have been growing in importance due in part to the COVID-19 pandemic and our implementation of work-from-home policies for a significant part of our employees. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, internal and external malicious intrusion, and computer viruses, which may impact product production and key business processes. We also have outsourced significant elements of our information technology infrastructure and operations to third parties, which may allow them to access our confidential information and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.
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
As of March 31, 2020, we had $2.208 billion in cash and cash equivalents and $5.032 billion in marketable securities (including $562.0 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
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

•	large sales of our Common Stock by our executive officers or other employees, directors, or significant shareholders (or the expectation of any such sales);

•	changes in tax rates, laws, or interpretation of tax laws;

•	arrivals and departures of key personnel;

•	general market conditions;

•	our ability to repurchase our Common Stock under any share repurchase program on favorable terms or at all;

•	trading activity that results from the rebalancing of stock indices in which our Common Stock is included, or the inclusion or exclusion of our Common Stock from such indices;

•	other factors identified in these "Risk Factors"; and

•	the perception by the investment community or our shareholders of any of the foregoing factors.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 14, 2020, our five largest shareholders (including our largest shareholder Sanofi) plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 45.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 14, 2020. As of April 14, 2020, Sanofi beneficially owned 23,221,451 shares of our Common Stock, representing approximately 21.0% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time are subject to a "lock-up" and may not be sold until December 20, 2020 (other than with respect to an aggregate of up to 740,914 shares, as to which we have agreed to waive the lock-up during the term of the letter agreement with Sanofi described below under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management" and which currently remain available to be sold in accordance with the letter agreement). These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our Company. In an amendment to its Schedule 13D filed on December 9, 2019, Sanofi disclosed that, following expiration of the "lock-up," it may in its discretion dispose of or collateralize all or a portion of the Common Stock beneficially owned by it at any time or from time to time in accordance with the terms of the amended and restated investor agreement. If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market (including, in the case of Sanofi, as a result of the lock-up waiver referred to above), or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will continue to repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
Our board of directors previously authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock (of which $473.1 million remained available as of March 31, 2020). Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 14, 2020, holders of Class A Stock held 14.3% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 14, 2020:

•
our current executive officers and directors beneficially owned 9.2% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 14, 2020, and 19.8% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 14, 2020; and

•
our five largest shareholders (including our largest shareholder Sanofi) plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 45.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 14, 2020. In addition, these five shareholders plus our Chief Executive Officer held approximately 51.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 14, 2020.

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
In addition, we are required under the amended and restated investor agreement to appoint an individual agreed upon by us and Sanofi to our board of directors. Subject to certain exceptions, we are required to use our reasonable efforts (including recommending that our shareholders vote in favor) to cause the election of this designee at our annual shareholder meetings for so long as (other than during the term of the letter agreement described below) Sanofi maintains an equity interest in us that is the lower of (i) the highest percentage ownership Sanofi attains following its acquisition of 20% of our outstanding shares of Class A Stock and Common Stock (taken together) (which occurred in April 2014), and (ii) 25% of our outstanding shares of Class A Stock and Common Stock (taken together) (the "Highest Percentage Threshold"). This designee is required to be "independent" of our Company, as determined under NASDAQ rules, and not to be a current or former officer, director, employee, or paid consultant of Sanofi. The current Sanofi designee, N. Anthony Coles, M.D., is a Class II director whose current term expires at the 2020 annual shareholder meeting and who has been nominated for reelection as a Class III director at our 2020 annual shareholder meeting for a term expiring at the 2021 annual shareholder meeting.
Effective January 7, 2018, we and Sanofi and certain of Sanofi's direct and indirect subsidiaries entered into a letter agreement in connection with (a) the increase of the development budget amount for Libtayo set forth in the IO License and Collaboration Agreement and (b) the allocation of additional funds to certain proposed activities relating to the Dupilumab/REGN3500 Eligible Investments. Pursuant to the letter agreement, we have agreed, among other things, to grant a limited waiver of Sanofi's obligation to maintain the Highest Percentage Threshold during the term of the letter agreement in order to allow Sanofi to satisfy in whole or in part (a) its funding obligations with respect to the Libtayo development costs under the IO License and Collaboration Agreement for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling up to 800,000 shares of our Common Stock directly or indirectly owned by Sanofi (of which 330,253 currently remains available) and (b) its funding obligations with respect to the costs incurred by or on behalf of the parties to the Antibody License and Collaboration Agreement with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling up to 600,000 shares of our Common Stock directly or indirectly owned by Sanofi (of which 410,661 currently remains available). If Sanofi desires to sell shares of our Common Stock during the term of the letter agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. In addition, we and Sanofi have agreed that, upon termination of the letter agreement, the amended and restated investor agreement will be amended to define "Highest Percentage Threshold" as the lower of (i) 25% of our outstanding shares of Class A Stock and Common Stock (taken together) and (ii) the higher of (a) Sanofi's percentage ownership of Class A Stock and Common Stock (taken together) on such termination date and (b) the highest percentage ownership of our outstanding shares of Class A Stock and Common Stock (taken together) Sanofi attains following such termination date.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase program, as well as Common Stock we elected to purchase from Sanofi pursuant to the terms of the Letter Agreement relating to Sanofi's funding obligation in connection with (i) Libtayo development costs incurred under the IO License and Collaboration Agreement and (ii) certain activities relating to dupilumab and REGN3500 incurred under the LCA, during the first quarter of 2020. Refer to Part I, Item 2. "Liquidity and Capital Resources - Share Repurchase Program" and "Liquidity and Capital Resources - Sanofi Funding of Certain Development Costs" for further information.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/2020–1/31/2020	385,019		$353.47	385,019		609,875,630
2/1/2020–2/29/2020	198,160		$382.69	198,160		534,041,574
3/1/2020–3/31/2020	264,902	(a)	$468.27	135,988	(a)	473,117,435
Total	848,081	(a)		719,167	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is related to Common Stock we elected to purchase from Sanofi (as described above).

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
18	Preferability letter from PricewaterhouseCoopers LLP regarding change in accounting principle.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	May 5, 2020	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)