Form 10-Q
period 2020-06-30
REGENERON PHARMACEUTICALS, INC.
filed 2020-08-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of July 23, 2020:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,848,970
Common Stock, $.001 par value	104,543,424

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,992.2	$1,617.8
Marketable securities	1,152.0	1,596.5
Accounts receivable - trade, net	1,991.0	2,100.0
Accounts receivable - Sanofi	389.2	260.6
Accounts receivable - other	431.1	425.0
Inventories	1,640.9	1,415.5
Prepaid expenses and other current assets	263.8	273.7
Total current assets	7,860.2	7,689.1

Marketable securities	2,587.6	3,256.8
Property, plant, and equipment, net	3,031.4	2,890.4
Deferred tax assets	774.0	824.2
Other noncurrent assets	175.5	144.7
Total assets	$14,428.7	$14,805.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$380.1	$418.1
Accrued expenses and other current liabilities	1,257.0	1,211.4
Debt	1,500.0	—
Deferred revenue - Sanofi	380.2	310.5
Deferred revenue - other	81.3	71.6
Other liabilities - Sanofi	103.8	85.0
Total current liabilities	3,702.4	2,096.6

Finance lease liabilities	715.9	713.9
Deferred revenue - Sanofi	37.8	27.7
Deferred revenue - other	67.0	77.6
Other liabilities - Sanofi	390.3	482.0
Other noncurrent liabilities	457.9	317.7
Total liabilities	5,371.3	3,715.5

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,848,970 in 2020 and 2019	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 119,757,931 in 2020 and 113,288,103 in 2019	0.1	0.1
Additional paid-in capital	6,263.0	4,428.6
Retained earnings	8,901.7	7,379.8
Accumulated other comprehensive income	35.5	21.1
Treasury Stock, at cost; 15,578,240 shares in 2020 and 4,860,123 shares in 2019	(6,142.9)	(739.9)
Total stockholders' equity	9,057.4	11,089.7
Total liabilities and stockholders' equity	$14,428.7	$14,805.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statements of Operations
Revenues:
Net product sales	$1,226.9	$1,205.3	$2,463.6	$2,309.7
Sanofi collaboration revenue	269.1	75.8	516.0	57.8
Bayer collaboration revenue	244.2	277.2	525.6	541.2
Other revenue	211.8	19.5	275.0	41.7
	1,952.0	1,577.8	3,780.2	2,950.4

Expenses:
Research and development	722.0	885.5	1,305.9	1,371.6
Selling, general, and administrative	348.3	294.6	715.6	585.7
Cost of goods sold	102.5	67.0	181.3	137.9
Cost of collaboration and contract manufacturing	173.0	78.8	311.5	180.0
Other operating (income) expense, net	(50.2)	(63.7)	(90.6)	(120.4)
	1,295.6	1,262.2	2,423.7	2,154.8

Income from operations	656.4	315.6	1,356.5	795.6

Other income (expense):
Other income (expense), net	272.2	(82.9)	246.8	(9.1)
Interest expense	(9.7)	(8.0)	(15.8)	(15.7)
	262.5	(90.9)	231.0	(24.8)

Income before income taxes	918.9	224.7	1,587.5	770.8

Income tax expense	21.6	31.6	65.6	116.6

Net income	$897.3	$193.1	$1,521.9	$654.2

Net income per share - basic	$8.19	$1.77	$13.87	$6.00
Net income per share - diluted	$7.61	$1.68	$13.03	$5.69

Weighted average shares outstanding - basic	109.6	109.2	109.7	109.1
Weighted average shares outstanding - diluted	117.9	114.6	116.8	115.0

Statements of Comprehensive Income
Net income	$897.3	$193.1	$1,521.9	$654.2
Other comprehensive income (loss), net of tax:
Unrealized gain on debt securities	44.6	14.4	15.8	30.5
Unrealized loss on cash flow hedges	—	(1.4)	(1.4)	(2.4)
Comprehensive income	$941.9	$206.1	$1,536.3	$682.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	1.8	—	113.3	$0.1	$4,428.6	$7,379.8	$21.1	(4.9)	$(739.9)	$11,089.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	3.1	—	817.4	—	—	—	—	817.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(155.1)	—	—	—	—	(155.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.5	—	—	—	2.1	14.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.8)	(336.0)	(336.0)
Stock-based compensation charges	—	—	—	—	108.0	—	—	—	—	108.0
Net income	—	—	—	—	—	624.6	—	—	—	624.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(30.2)	—	—	(30.2)
Balance, March 31, 2020	1.8	—	116.0	0.1	5,211.4	8,004.4	(9.1)	(5.7)	(1,073.8)	12,133.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	4.4	—	1,355.5	—	—	—	—	1,355.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.6)	—	(416.5)	—	—	—	—	(416.5)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	7.4	—	—	—	2.7	10.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(9.9)	(5,071.8)	(5,071.8)
Stock-based compensation charges	—	—	—	—	105.2	—	—	—	—	105.2
Net income	—	—	—	—	—	897.3	—	—	—	897.3
Other comprehensive income, net of tax	—	—	—	—	—	—	44.6	—	—	44.6
Balance, June 30, 2020	1.8	—	119.8	$0.1	$6,263.0	$8,901.7	$35.5	(15.6)	$(6,142.9)	$9,057.4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	1.9	—	111.1	$0.1	$3,911.6	$5,254.3	$(12.3)	(4.0)	$(396.4)	$8,757.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.6	—	140.9	—	—	—	—	140.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(10.7)	—	—	—	—	(10.7)
Issuance of Common Stock for 401(k) Savings Plan	—	—	—	—	4.3	—	—	0.1	6.2	10.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.1)	(54.0)	(54.0)
Stock-based compensation charges	—	—	—	—	114.8	—	—	—	—	114.8
Adjustment upon adoption of new accounting standard	—	—	—	—	—	9.7	—	—	—	9.7
Net income	—	—	—	—	—	461.1	—	—	—	461.1
Other comprehensive income, net of tax	—	—	—	—	—	—	15.1	—	—	15.1
Balance, March 31, 2019	1.9	—	111.7	0.1	4,160.9	5,725.1	2.8	(4.0)	(444.2)	9,444.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.3	—	13.9	—	—	—	—	13.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(29.7)	—	—	—	—	(29.7)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	9.3	—	—	—	2.4	11.7
Stock-based compensation charges	—	—	—	—	109.2	—	—	—	—	109.2
Net income	—	—	—	—	—	193.1	—	—	—	193.1
Other comprehensive income, net of tax	—	—	—	—	—	—	13.0	—	—	13.0
Balance, June 30, 2019	1.9	—	111.9	$0.1	$4,263.6	$5,918.2	$15.8	(4.0)	$(441.8)	$9,755.9

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,521.9	$654.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114.9	103.1
Non-cash compensation expense	209.3	213.7
Other non-cash items, net	(175.8)	110.7
Deferred taxes	118.0	(125.3)
Changes in assets and liabilities:
Increase in Sanofi, trade, and other accounts receivable	(47.1)	(247.5)
Increase in inventories	(233.4)	(168.2)
Decrease in prepaid expenses and other assets	33.8	33.2
Increase in deferred revenue	78.9	129.8
Increase in accounts payable, accrued expenses, and other liabilities	20.9	381.6
Total adjustments	119.5	431.1
Net cash provided by operating activities	1,641.4	1,085.3

Cash flows from investing activities:
Purchases of marketable and other securities	(1,533.5)	(2,189.1)
Sales or maturities of marketable securities	2,843.7	745.9
Capital expenditures	(300.0)	(168.9)
Net cash provided by (used in) investing activities	1,010.2	(1,612.1)

Cash flows from financing activities:
Proceeds from bridge loan facility	1,500.0	—
Proceeds from issuance of Common Stock	2,168.0	155.1
Payments in connection with Common Stock tendered for employee tax obligations	(571.6)	(40.5)
Repurchases of Common Stock	(5,373.6)	(10.0)
Net cash (used in) provided by financing activities	(2,277.2)	104.6

Net increase (decrease) in cash, cash equivalents, and restricted cash	374.4	(422.2)

Cash, cash equivalents, and restricted cash at beginning of period	1,630.3	1,480.2

Cash, cash equivalents, and restricted cash at end of period	$2,004.7	$1,058.0

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
The change in presentation has been applied retrospectively. The tables below present the impact of the change on the Company’s previously-filed Consolidated Balance Sheet as of December 31, 2019, the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019. The Company’s previously-filed balance sheet has been updated to reflect the addition of the caption Other liabilities for the presentation of up-front and development milestones paid by collaborators that are deferred. There was no impact on the Company’s previously-filed Consolidated Statements of Stockholders’ Equity.

	December 31, 2019
Balance Sheet Data:	As Previously Reported	Adjustments	As Revised
Accrued expenses and other current liabilities	$1,086.8	$124.6	$1,211.4
Deferred revenue - Sanofi (current)	$395.5	$(85.0)	$310.5
Deferred revenue - other (current)	$196.2	$(124.6)	$71.6
Other liabilities - Sanofi (current)	—	$85.0	$85.0
Deferred revenue - Sanofi (noncurrent)	$509.7	$(482.0)	$27.7
Deferred revenue - other (noncurrent)	$109.3	$(31.7)	$77.6
Other liabilities - Sanofi (noncurrent)	—	$482.0	$482.0
Other noncurrent liabilities	$286.0	$31.7	$317.7

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Statement of Operations Data:	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Sanofi collaboration revenue	$349.1	$(273.3)	$75.8	$595.5	$(537.7)	$57.8
Bayer collaboration revenue	$289.0	$(11.8)	$277.2	$565.2	$(24.0)	$541.2
Other revenue	$90.3	$(70.8)	$19.5	$175.1	$(133.4)	$41.7
Total revenues	$1,933.7	$(355.9)	$1,577.8	$3,645.5	$(695.1)	$2,950.4

Research and development	$1,048.3	$(162.8)	$885.5	$1,690.1	$(318.5)	$1,371.6
Selling, general, and administrative	$417.3	$(122.7)	$294.6	$828.1	$(242.4)	$585.7
Cost of collaboration and contract manufacturing(1)	$85.5	$(6.7)	$78.8	$193.8	$(13.8)	$180.0
Other operating (income) expense, net	—	$(63.7)	$(63.7)	—	$(120.4)	$(120.4)
Total operating expenses	$1,618.1	$(355.9)	$1,262.2	$2,849.9	$(695.1)	$2,154.8

(1) In addition to the reclassification of certain amounts in connection with the change in accounting presentation described above, the Company also reclassified certain immaterial reimbursements that were previously classified as collaboration revenue to Cost of collaboration and contract manufacturing.

	Six Months Ended June 30, 2019
Cash Flows Data:	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Increase in deferred revenue	$401.1	$(271.3)	$129.8
Increase in accounts payable, accrued expenses, and other liabilities	$110.3	$271.3	$381.6
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our condensed consolidated financial statements as of and for the three and six months ended June 30, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.
Recently Adopted Accounting Standards
We adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as of January 1, 2020. ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized credit losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the previous other-than-temporary impairment model. The adoption of this standard did not have a material impact on our financial statements or a significant impact on our internal controls.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
2. Product Sales
Net product sales consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Product Sales in the United States	2020	2019	2020		2019
EYLEA®	$1,113.7	$1,160.3	$2,285.7		$2,234.4
Libtayo®	63.3	40.8	125.0		67.6
Praluent®	47.2	*	47.2	*	*
ARCALYST®	2.7	4.2	5.7		7.7
	$1,226.9	$1,205.3	$2,463.6		$2,309.7

* Effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. See Note 3 for further details.

The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and six months ended June 30, 2020 and 2019. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Besse Medical, a subsidiary of AmerisourceBergen Corporation	53%	56%	53%	57%
McKesson Corporation	32%	34%	34%	32%
3. Collaboration, License, and Other Agreements
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

Nature/Type of Payment	Statement of Operations Presentation
Regeneron's share of profits or losses in connection with commercialization of products	Collaboration revenue
Reimbursement for manufacturing of commercial supplies	Collaboration revenue
Royalties and/or sales-based milestones earned	Collaboration revenue
Reimbursement of Regeneron's research and development expenses	Reduction to Research and development expenses
Regeneron's obligation for its share of collaborator's research and development expenses	Research and development expense
Up-front and development milestone payments to collaborator	Research and development expense
Reimbursement of Regeneron's commercialization-related expenses	Reduction to Selling, general, and administrative expense
Regeneron's obligation for its share of collaborator's commercialization-related expenses	Selling, general, and administrative expense
Regeneron's obligation to pay collaborator for its share of gross profits when Regeneron is deemed to be the principal	Cost of goods sold
Up-front and development milestones earned (when we have a combined unit of account which includes a license and providing research and development services)	Other operating income
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
Under certain of the Company's collaboration agreements, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. In arrangements where we:
•are obligated to use commercially reasonable efforts to supply commercial product to our collaborator, we may be reimbursed for our manufacturing costs as commercial product is shipped to the collaborator; however, recognition of such cost reimbursements is deferred until the product is sold by our collaborator to third-party customers;
•share in any profits or losses arising from the commercialization of such products, we record our share of the variable consideration, representing net product sales less cost of goods sold and shared commercialization and other expenses, in the period in which such underlying sales occur and costs are incurred by the collaborator; and
•receive royalties and/or sales-based milestone payments from our collaborator, we recognize such amounts in the period earned.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Sanofi collaboration revenue	$171.9	$38.8	$342.8	$11.0
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$100.6	$43.9	$180.7	$58.4
Reimbursement of research and development expenses	Reduction of Research and development expense	$51.3	$81.8	$128.9	$156.3
Regeneron's obligation for its share of Sanofi research and development expenses	Research and development expense	$(24.9)	$(12.2)	$(41.6)	$(19.6)
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$86.0	$121.1	$177.2	$237.7

Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	Sanofi collaboration revenue	$(6.4)	$(6.9)	$(12.6)	$(11.6)
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$3.0	—	$5.1	—
Reimbursement of research and development expenses	Reduction of Research and development expense	$47.0	$36.5	$86.9	$82.9
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$14.3	$1.8	$24.7	$4.0
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(28.2)	$(19.0)	$(55.0)	$(31.4)
Amounts recognized in connection with up-front payments received	Other operating income	$20.5	$29.0	$37.0	$55.3
See Note 8 and Note 10 for information regarding Sanofi's sale of our Common Stock during the second quarter of 2020.
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
Effective January 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and REGN3500 (collectively, the "Dupilumab/REGN3500 Eligible Investments"). Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement and Note 10 for additional information regarding shares purchased by us from Sanofi during the three and six months ended June 30, 2020 and 2019.
Sanofi leads commercialization activities for products developed under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. See discussion below related to the development and commercialization of Praluent effective April 1, 2020. In addition to profit and loss sharing, the Company is entitled to receive up to $250.0 million in sales

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
milestone payments, with milestone payments commencing after aggregate annual sales of antibodies outside the United States (including Praluent) exceed $1.0 billion on a rolling twelve-month basis.
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	June 30,	December 31,
	2020	2019
Accounts receivable	$383.1	$272.7
Deferred revenue	$405.5	$328.8
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
With respect to any intellectual property or product liability litigation relating to Praluent, the parties have agreed that, effective April 1, 2020, Regeneron and Sanofi each will be solely responsible for any such litigation (including damages and other costs and expenses thereof) in the United States and outside the United States, respectively, arising out of Praluent sales or other activities on or after April 1, 2020 (subject to Sanofi's right to set off a portion of any third-party royalty payments resulting from certain patent litigation proceedings against up to 50% of any Praluent royalty payment owed to Regeneron). The parties will each bear 50% of any damages arising out of Praluent sales or other activities prior to April 1, 2020. See Note 12 for discussion of legal proceedings related to Praluent.
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
Under the terms of the IO License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, agreed-upon development and commercialization expenses for Libtayo. Pursuant to the Letter Agreement, the Libtayo development budget was increased and the Company has agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Libtayo development and Dupilumab/REGN3500 Eligible Investments by selling certain shares of our Common Stock directly or indirectly owned by Sanofi through September 30, 2020. If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/REGN3500 Eligible Investments, we may elect to purchase, in whole or in part, such

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
shares from Sanofi. See Note 10 for additional information regarding shares purchased by us from Sanofi during the three and six months ended June 30, 2020 and 2019.
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States (see Note 2 for related product sales information), while Sanofi leads commercialization activities outside of the United States and the parties equally share profits and losses from worldwide sales.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	June 30,	December 31,
	2020	2019
Accounts receivable, net	$(2.2)	$(16.7)
Deferred revenue	$12.5	$9.4
Other liabilities	$486.7	$558.6
Other liabilities include up-front payments received from Sanofi for which recognition has been deferred.
The aggregate amount of the estimated consideration under the IO Collaboration related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of June 30, 2020 was $1.020 billion. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
b. Bayer
Amounts recognized in our Statements of Operations in connection with our Bayer EYLEA collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	Bayer collaboration revenue	$230.9	$269.0	$484.7	$518.3
Reimbursement for manufacturing of commercial supplies	Bayer collaboration revenue	$13.3	$8.2	$40.9	$22.9
Reimbursement of development expenses	Reduction of Research and development expense	$10.8	$8.0	$22.8	$10.6
Regeneron's obligation for its share of Bayer research and development expenses	Research and development expense	$(5.3)	$(2.0)	$(13.4)	$(6.6)
Reimbursement of other expenses	Cost of collaboration and contract manufacturing	$1.6	$4.1	$3.3	$12.9
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
The following table summarizes contract balances in connection with our Bayer EYLEA collaboration:

	June 30,	December 31,
	2020	2019
Accounts receivable - other	$245.8	$311.6
Deferred revenue	$125.3	$123.0

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
Amounts recognized in our Statements of Operations in connection with the Teva Collaboration Agreement are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Reimbursement of research and development expenses	Reduction of Research and development expense	$31.0	$36.5	$56.2	$68.7
Amounts recognized in connection with up-front and development milestone payments received	Other operating income	$20.7	$24.5	$37.3	$46.0
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	June 30,	December 31,
	2020	2019
Accounts receivable - other	$28.5	$21.2
Other liabilities	$77.9	$114.4
Other liabilities include up-front and development milestone payments received from Teva for which recognition has been deferred.
The aggregate amount of estimated consideration under the Teva Collaboration Agreement related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of June 30, 2020 was $173.3 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
d. Intellia
In 2016, we entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. The parties collaborate to conduct research for the discovery, development, and commercialization of new therapies, in addition to the research and technology development of the CRISPR/Cas9 platform.
Under the terms of the 2016 agreement, the parties agreed to a target selection process, whereby the Company may obtain exclusive rights in up to 10 targets to be chosen by the Company during the collaboration term, subject to various adjustments and limitations set forth in the agreement. Certain targets that either we or Intellia select pursuant to the target selection process may be subject to a co-development and co-commercialization arrangement at our option or Intellia’s option, as applicable.
In May 2020, we expanded our existing collaboration with Intellia to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the parties to jointly develop potential products for the treatment of hemophilia A and B. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the agreement, we made a $70.0 million up-front payment, which was recorded to Research and development expense in the second quarter of 2020, and purchased 925,218 shares of Intellia common stock for an aggregate purchase price of $30.0 million. The amount paid in excess of the fair market value of the shares purchased, or $15.0 million, was also recorded to Research and development expense in the second quarter of 2020.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
e. Biomedical Advanced Research Development Authority ("BARDA")
In the first quarter of 2020, we announced an expansion of our Other Transaction Agreement ("OTA") with BARDA, pursuant to which U.S. Department of Health and Human Services ("HHS") is obligated to fund 80% of our costs incurred for certain research and development activities related to COVID-19 treatments. In July 2020, we entered into an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished REGN-COV2 to the U.S. Government. The agreement could result in payments to the Company of up to $450.2 million in the aggregate for bulk manufacturing of the drug substance, as well as fill/finish and storage activities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income - basic and diluted	$897.3	$193.1	$1,521.9	$654.2

(Shares in millions)
Weighted average shares - basic	109.6	109.2	109.7	109.1
Effect of dilutive securities:
Stock options	7.8	5.4	6.7	5.9
Restricted stock	0.5	—	0.4	—
Weighted average shares - diluted	117.9	114.6	116.8	115.0

Net income per share - basic	$8.19	$1.77	$13.87	$6.00
Net income per share - diluted	$7.61	$1.68	$13.03	$5.69
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2020	2019	2020	2019
Stock options	0.1	18.3	3.5	18.1
Restricted stock	—	0.4	—	—

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
5. Marketable Securities
Marketable securities as of June 30, 2020 and December 31, 2019 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of June 30, 2020	Cost Basis	Gains	Losses	Value
Corporate bonds	$2,393.2	$41.9	$(0.7)	$2,434.4
U.S. government and government agency obligations	81.6	1.1	—	82.7
Sovereign bonds	27.0	1.2	—	28.2
Commercial paper	283.1	0.6	—	283.7
Certificates of deposit	105.4	0.1	—	105.5
	$2,890.3	$44.9	$(0.7)	$2,934.5

As of December 31, 2019
Corporate bonds	$3,960.5	$27.8	$(0.2)	$3,988.1
U.S. government and government agency obligations	54.3	0.2	(0.1)	54.4
Sovereign bonds	26.9	0.4	—	27.3
Commercial paper	92.3	—	—	92.3
Certificates of deposit	72.3	0.1	—	72.4
	$4,206.3	$28.5	$(0.3)	$4,234.5
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of June 30, 2020 mature at various dates through July 2025. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	June 30,	December 31,
	2020	2019
Maturities within one year	$1,152.0	$1,596.5
Maturities after one year through five years	1,779.6	2,638.0
Maturities after five years	2.9	—
	$2,934.5	$4,234.5
The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
As of June 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$247.9	$(0.7)	—	—	$247.9	$(0.7)

As of December 31, 2019
Corporate bonds	$257.2	$(0.2)	—	—	$257.2	$(0.2)
U.S. government and government agency obligations	17.3	(0.1)	—	—	17.3	(0.1)
	$274.5	$(0.3)	—	—	$274.5	$(0.3)

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
For the three and six months ended June 30, 2020, realized gains on sales of marketable securities were $28.0 million and $28.3 million, respectively, and realized losses were not material. There were no realized losses on sales of marketable securities, and realized gains were not material, for the three and six months ended June 30, 2019.
With respect to marketable securities, for the three and six months ended June 30, 2020 and 2019, amounts reclassified from Accumulated other comprehensive income into Other income (expense), net were related to realized gains on sales of available-for-sale debt securities (as described above).
6. Fair Value Measurements
The table below summarizes the Company's assets which are measured at fair value on a recurring basis. The following fair value hierarchy is used to classify assets, based on inputs to valuation techniques utilized to measure fair value:
•Level 1 - Quoted prices in active markets for identical assets
•Level 2 - Significant other observable inputs, such as quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable
•Level 3 - Significant other unobservable inputs

		Fair Value Measurements at Reporting Date
As of June 30, 2020	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$2,434.4	—	$2,434.4
U.S. government and government agency obligations	82.7	—	82.7
Sovereign bonds	28.2	—	28.2
Commercial paper	283.7	—	283.7
Certificates of deposit	105.5	—	105.5
Equity securities (unrestricted)	37.8	$37.8	—
Equity securities (restricted)	767.3	751.9	15.4
	$3,739.6	$789.7	$2,949.9

As of December 31, 2019
Available-for-sale debt securities:
Corporate bonds	$3,988.1	—	$3,988.1
U.S. government and government agency obligations	54.4	—	54.4
Sovereign bonds	27.3	—	27.3
Commercial paper	92.3	—	92.3
Certificates of deposit	72.4	—	72.4
Equity securities (unrestricted)	61.6	$61.6	—
Equity securities (restricted)	557.2	557.2	—
	$4,853.3	$618.8	$4,234.5
The Company held certain restricted equity securities as of June 30, 2020 which are subject to transfer restrictions that expire at various dates through 2024.
During the three and six months ended June 30, 2020, we recorded $228.1 million and $171.3 million of net unrealized gains, respectively, on equity securities in Other income (expense), net. During the three and six months ended June 30, 2019, we recorded $116.9 million and $74.1 million, respectively, of net unrealized losses on equity securities in Other income (expense), net.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
In addition to the investments summarized in the table above, as of June 30, 2020 and December 31, 2019, the Company had $70.6 million and $55.6 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
7. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$306.3	$216.3
Work-in-process	696.9	727.7
Finished goods	132.0	70.6
Deferred costs	505.7	400.9
	$1,640.9	$1,415.5
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred (see Note 3).
8. Debt
As described in Note 10, we purchased shares of our Common Stock from Sanofi, in connection with Sanofi's secondary offering of our Common Stock held by Sanofi, with a combination of cash on hand, proceeds from the sale of marketable securities, and proceeds from loans under a $1.5 billion senior unsecured 364-day bridge loan facility (the "Bridge Facility") which was entered into in May 2020. The loans under the Bridge Facility bear interest at a variable interest rate based on either the London Interbank Offered Rate or the alternate base rate, plus an applicable margin that varies with our debt rating and total leverage ratio. The interest rate on the loans under the Bridge Facility was 2.75% as of June 30, 2020. The Bridge Facility will mature, and all amounts outstanding thereunder will become due and payable, in May 2021. Amounts borrowed under the Bridge Facility may be prepaid at any time without premium or penalty. As of June 30, 2020, $1.5 billion remained outstanding under the Bridge Facility.
The credit agreement governing the Bridge Facility (the "Bridge Credit Agreement") contains financial and operating covenants, which are substantially similar to the covenants set forth in our existing $750.0 million senior unsecured five-year revolving credit facility. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Bridge Credit Agreement as of June 30, 2020.
9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 2.4% and 14.1% for the three months ended June 30, 2020 and 2019, respectively, and 4.1% and 15.1% for the six months ended June 30, 2020 and 2019, respectively. The Company's effective tax rate for the three and six months ended June 30, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities.
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
10. Stockholders' Equity
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
The table below summarizes the shares of our Common Stock we repurchased during 2020 under the program and the cost of the shares received, which were recorded as Treasury Stock. There were no shares repurchased under the program during the three months ended June 30, 2020.

Six Months Ended June 30, 2020
Number of shares repurchased	719,167
Total cost of shares received	$272.8
As of June 30, 2020, the Company had $473.1 million which remained available for share repurchases under the program.
Sanofi Funding of Certain Development Costs
As described in Note 3, effective January 2018, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development costs and/or Dupilumab/REGN3500 Eligible Investments by selling our Common Stock directly or indirectly owned by Sanofi. The table below summarizes the shares of our Common Stock Sanofi elected to sell, and we elected to purchase, to satisfy Sanofi's funding obligations and the cost of the shares received, which were recorded as Treasury Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Libtayo:
Number of shares purchased (by issuing a credit towards the amount owed by Sanofi)	34,050	—	77,677	106,972
Total cost of shares received	$20.3	—	$41.7	$44.0

Dupilumab/REGN3500:
Number of shares purchased (in cash)	86,184	—	171,471	24,143
Total cost of shares received	$51.5	—	$93.3	$10.0
As of June 30, 2020, 279,766 shares of our Common Stock remained available for sale by Sanofi to satisfy its funding obligations with respect to Libtayo development costs and/or Dupilumab/REGN3500 Eligible Investments through September 30, 2020.
Additional Stock Purchased from Sanofi
In May 2020, a secondary offering of 13,014,646 shares of our Common Stock (the "Secondary Offering") held by Sanofi was completed. In connection with the Secondary Offering, we also purchased 9,806,805 shares directly from Sanofi for an aggregate purchase amount of $5 billion (the "Stock Purchase"). As a result of the Secondary Offering and the Stock Purchase, Sanofi disposed of all of its shares of our Common Stock, other than 400,000 shares that it retained as of the closing of the Secondary Offering and the Stock Purchase (which Sanofi has used, and may continue to use, for the funding of certain development costs described above). See Note 8 for additional information.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
11. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	June 30,	June 30,
	2020	2019
Cash and cash equivalents	$1,992.2	$1,045.5
Restricted cash included in Other noncurrent assets	12.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$2,004.7	$1,058.0
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of June 30, 2020 and December 31, 2019 were $87.4 million and $133.7 million, respectively, of accrued capital expenditures. Included in accounts payable, accrued expenses, and other liabilities as of June 30, 2019 and December 31, 2018 were $74.7 million and $54.5 million, respectively, of accrued capital expenditures.
12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of June 30, 2020 and December 31, 2019, the Company had accruals for loss contingencies of $132.2 million and $100.0 million, respectively. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
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
On September 25, 2013, the Company commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting the '287 Patent and '163 Patent. Following a trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent, the court issued a final judgment on February 1, 2016, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. On appeal, the Court of Appeal (Civil Division of England and Wales) reversed the English High Court's decision and held that the '287 Patent and '163 Patent are both valid and infringed by Kymab and subsequently issued a final order, which enjoins Kymab from infringing the '287 Patent and '163 Patent (subject to certain exceptions) and requires Kymab to destroy or deliver to a third party all products and antibodies and cells engineered to produce antibodies which infringe the '287 Patent and '163 Patent (subject to certain exceptions). Thereafter, the Supreme Court of the United Kingdom granted Kymab's application for permission to appeal the order made by the Court of Appeal with respect to an issue of validity of the '287 Patent and the '163 Patent. An oral hearing was held on February 11–12, 2020. On June 24, 2020, the Supreme Court of the United

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
Kingdom overturned the decision of the Court of Appeal on validity and held that the '287 and '163 Patents are each invalid on the ground of insufficiency.
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
On December 20, 2019, Amgen filed a lawsuit for infringement of the Italian designation of the '124 Patent in the Tribunale di Milano - Enterprise Chamber in Milan, Italy, against Sanofi-Aventis Groupe S.A., Sanofi Chimie, and Sanofi SpA. The Company has not been named as a defendant in this action. Amgen alleges that the production, importation, and commercialization of Praluent (alirocumab) in Italy infringes the '124 Patent. The writ of summons filed by Amgen seeks, among other things, a declaration of infringement, a permanent injunction, withdrawal of product from the market, and damages. On June 24, 2020, Amgen also filed a preliminary injunction motion against the Sanofi parties.
On December 20, 2019, Amgen also filed a lawsuit alleging infringement of the Spanish designation of the '124 Patent in the Juzgado de lo Mercantil No. 5 (Commercial Court) in Barcelona, Spain, against Sanofi-Aventis, S.A. The Company has not been named as a defendant in this action. Amgen alleges, among other things, patent infringement based on the manufacture, offering for sale, introduction into the market, use, and importation or possession of Praluent (alirocumab) in Spain. Amgen

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
seeks, among other things, a permanent injunction, withdrawal of Praluent from the market, seizure and destruction of Praluent from the market and in storage, and damages in the form of lost profits and costs and expenses. On May 12, 2020, the court stayed this lawsuit until October 30, 2020 on terms mutually agreed by the parties.
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
Other
On May 19, 2017, Amgen filed a lawsuit for infringement of Amgen's Japanese Patent Nos. 5,906,333 (the "'333 Patent") and 5,705,288 (the "'288 Patent") in the Tokyo District Court Civil Division (the "Tokyo District Court") against Sanofi K.K. Amgen's complaint alleges that manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) infringe the '333 and '288 Patents. The complaint further seeks a permanent injunction, disposal of product, and court costs. The Company has not been named as a defendant in this litigation. On January 17, 2019, the Tokyo District Court upheld the validity of the '333 Patent and '288 Patent and ordered a permanent injunction against Sanofi K.K. to stop manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) and to dispose of all product. However, the Tokyo District Court stayed the enforcement of such injunction pending appeal to the Intellectual Property High Court of Japan (the "IPHC"). On January 30, 2019, Sanofi K.K. appealed the Tokyo District Court's decision in the infringement proceedings to the IPHC. Following an oral hearing on October 30, 2019, the IPHC affirmed the Tokyo District Court's decision in the infringement proceedings. Sanofi K.K. appealed the IPHC's decision in the infringement proceedings to the Supreme Court of Japan on November 12, 2019. On April 24, 2020, the Supreme Court of Japan declined to hear the appeal filed by Sanofi K.K. in the infringement proceedings and the injunction issued by the Tokyo District Court became effective. Sanofi K.K. subsequently complied with the injunction and, as a result, the commercialization of Praluent in Japan has been discontinued. On March 31, 2020, Amgen filed a related lawsuit in the Tokyo District Court against Sanofi K.K. seeking damages incurred by Amgen as a result of the finding of infringement of the '333 Patent and the '288 Patent. The Company has not been named as a defendant in this damages action.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the "Additional IPR Petitions"). On October 4, 2017, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. On February 15, 2018, the PTAB issued two decisions instituting the Company's and Sanofi's Additional IPR Petitions on all claims of the '487 Patent for which review had been requested. Oral hearings on the Additional IPR Petitions before the PTAB were held on November 14, 2018. On February 14, 2019, the PTAB issued final written decisions on the Additional IPR Petitions, invalidating all 17 claims of the '487 Patent as obvious based on one of the Additional IPR Petitions while declining to hold the challenged claims of the '487 Patent invalid based on the other. In April 2019, the parties filed notices of appeal with the Federal Circuit appealing the PTAB's respective adverse final written decisions on the Additional IPR Petitions, and oral argument has been scheduled for August 5, 2020.
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
Department of Justice Investigations
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST, and ZALTRAP®); and certain other related documents and communications. On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law.

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
Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On June 19, 2020, Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") filed a complaint with the U.S. International Trade Commission (the "ITC") pursuant to Section 337 of the Tariff Act of 1930 requesting that the ITC institute an investigation relating to the importation into the United States and/or sale within the United States after importation of EYLEA pre-filled syringes ("PFS") and/or components thereof which allegedly infringe Novartis’s U.S. Patent No. 9,220,631 (the "'631 Patent"). Novartis also requested a permanent limited exclusion order forbidding entry into the United States of EYLEA PFS or components thereof; a permanent cease-and-desist order from the importation, sale, offer for sale, advertising, packaging, or solicitation of any sale by the Company of EYLEA PFS or components thereof; and a bond should the Company continue to import EYLEA PFS (if found to infringe) during, if applicable, any 60-day Presidential review period (i.e., the period when the President of the United States (or his designee) can disapprove any ITC decision to issue an exclusion order or cease-and-desist order).
On June 19, 2020, Novartis also filed a patent infringement lawsuit in the U.S. District Court for the Northern District of New York asserting claims of the '631 Patent and seeking preliminary and permanent injunctions to prevent the Company from continuing to infringe the '631 Patent. Novartis also seeks a judgment of patent infringement of the '631 Patent, monetary damages (together with interest), treble damages, costs and expenses of the lawsuits, and attorneys' fees. On July 30, 2020, the court granted the Company's motion to stay these proceedings until a determination in the ITC proceedings discussed above, including any appeals therefrom, becomes final.
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration of invalidity of the '631 Patent on two separate grounds.
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended. The Company is also seeking injunctive relief and treble damages.
Proceedings Relating to fasinumab
On May 21, 2020, the Company and Teva Pharmaceutical Industries Limited filed a lawsuit against Rinat Neurosciences Corp. ("Rinat"), a wholly owned subsidiary of Pfizer Inc., in the English High Court of Justice in London, seeking invalidation and revocation of Rinat's European Patent No. 2,270,048 (the "'048 Patent"), European Patent No. 1,871,416 (the "'416 Patent"), and European Patent No. 2,305,711 (the "'711 Patent"), each of which pertains to the use of NGF monoclonal antibodies to treat certain symptoms in patients suffering from osteoarthritis. On July 21, 2020, Rinat filed its defense and counterclaim seeking a declaration of infringement of the '048 Patent by fasinumab. The counterclaim also seeks a permanent injunction, damages, an accounting of profits, and costs and interest. A trial has been scheduled to commence in late November or early December 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed by Regeneron and/or its collaborators (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and our product candidates and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, fasinumab, evinacumab, REGN-EB3, garetosmab, pozelimab, REGN-COV2, Regeneron's oncology programs (including its costimulatory bispecific portfolio), Regeneron's earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and product candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and product candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation EYLEA, Dupixent, Libtayo, Praluent, Kevzara, fasinumab, evinacumab, REGN-EB3, garetosmab, pozelimab, REGN-COV2, and REGN1979; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products (such as EYLEA, Dupixent, Libtayo, Praluent, and Kevzara), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and product candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and product candidates; uncertainty of market acceptance and commercial success of Regeneron's Products and product candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) on the commercial success of Regeneron's Products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and product candidates; the availability and extent of reimbursement of Regeneron’s Products from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payers and new policies and procedures adopted by such payers; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, and Praluent described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 12 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.

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
Selected financial information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019*	2020	2019*
Revenues	$1,952.0	$1,577.8	$3,780.2	$2,950.4
Net income	$897.3	$193.1	$1,521.9	$654.2
Net income per share - diluted	$7.61	$1.68	$13.03	$5.69

* Certain revisions have been made to the previously reported June 30, 2019 revenues. See Note 1 to our Condensed Consolidated Financial Statements for further details.
Marketed Products
We currently have seven products that have received marketing approval, which are currently marketed by us, Bayer, and/or Sanofi:

Product		Disease Area(1)	Territory
			U.S.	EU	Japan	ROW(6)
EYLEA (aflibercept) Injection(2)	-	Neovascular age-related macular degeneration ("wet AMD")	✓	✓	✓	✓
	-	Diabetic macular edema ("DME")	✓	✓	✓	✓
	-	Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")	✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy	✓
	-	Neovascular glaucoma ("NVG")			✓
Dupixent (dupilumab) Injection(3)	-	Atopic dermatitis (in adults and adolescents)(7)	✓	✓	✓	✓
	-	Atopic dermatitis (in pediatrics 6–11 years of age)	✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(3)(4)	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
Praluent (alirocumab) Injection(5)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD") (in adults)	✓	✓	(9)	✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	-	Rheumatoid arthritis ("RA") (in adults)	✓	✓	✓	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use	-	Cryopyrin-Associated Periodic Syndromes ("CAPS"), including Familial Cold Auto-inflammatory Syndrome ("FCAS") and Muckle-Wells Syndrome ("MWS")	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(8)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

(1) Refer to label information in each territory for specific indication
(2) In collaboration with Bayer (outside the United States)
(3) In collaboration with Sanofi
(4) Marketed as Libtayo (cemiplimab-rwlc) Injection in the United States
(5) In collaboration with Sanofi prior to April 2020. Effective April 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States. Pursuant to the April 2020 agreement, Sanofi pays us a royalty on net product sales of Praluent outside the United States. Refer to "Collaboration and License Agreements" section below for further details.

(6) Rest of world. Checkmark in this column indicates that the product has received marketing approval in at least one country outside of the United States, European Union ("EU"), or Japan
(7) Approval in Japan is for adults and adolescents 15 years of age and older
(8) Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net product sales of ZALTRAP

(9) No longer marketed by Sanofi in Japan due to injunction (see Note 12 to our Condensed Consolidated Financial Statements for further details)

Net Product Sales of Regeneron-Discovered Products

	Net Product Sales Recorded by Regeneron	Three Months Ended June 30,
		2020			2019			% Change
		U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	U.S.	$1,113.7	$641.0	$1,754.7	$1,160.3	$715.3	$1,875.6	(6%)
Dupixent	(b)	$770.4	$174.6	$945.0	$454.7	$102.6	$557.3	70%
Libtayo(b)	U.S.	$63.3	$16.7	$80.0	$40.8	—	$40.8	96%
Praluent(c)	U.S.	$47.2	$39.4	$86.6	$26.5	$47.2	$73.7	18%
Kevzara	(b)	$36.5	$31.8	$68.3	$34.2	$24.3	$58.5	17%
ZALTRAP	(b)	$1.7	$25.0	$26.7	$1.3	$25.3	$26.6	—%
ARCALYST	U.S.	$2.7	—	$2.7	$4.2	—	$4.2	(36%)

	Net Product Sales Recorded by Regeneron	Six Months Ended June 30,
		2020			2019			% Change
		U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	U.S.	$2,285.7	$1,322.7	$3,608.4	$2,234.4	$1,384.7	$3,619.1	—%
Dupixent	(b)	$1,449.4	$350.8	$1,800.2	$757.7	$173.3	$931.0	93%
Libtayo(b)	U.S.	$125.0	$29.8	$154.8	$67.6	—	$67.6	129%
Praluent(c)	U.S.	$82.3	$84.1	$166.4	$49.4	$88.2	$137.6	21%
Kevzara	(b)	$71.8	$56.6	$128.4	$54.9	$37.3	$92.2	39%
ZALTRAP	(b)	$3.2	$51.5	$54.7	$1.8	$49.3	$51.1	7%
ARCALYST	U.S.	$5.7	—	$5.7	$7.7	—	$7.7	(26%)

(a) Regeneron records net product sales of EYLEA in the United States. Bayer records net product sales of EYLEA outside the United States. The Company records its share of profits/losses in connection with sales of EYLEA outside the United States.

(b) Regeneron records net product sales of Libtayo in the United States. Sanofi records net product sales of Libtayo outside the United States and global net product sales of Dupixent, Kevzara, and ZALTRAP. The Company records its share of profits/losses in connection with (i) sales of Libtayo outside the United States, and (ii) global sales of Dupixent and Kevzara. Sanofi pays the Company a percentage of net sales of ZALTRAP.

(c) Effective April 1, 2020, Regeneron records net product sales of Praluent in the United States. Also effective April 1, 2020, Sanofi records net product sales of Praluent outside the United States and pays the Company a royalty on such sales. Previously, Sanofi recorded global net product sales of Praluent and the Company recorded its share of profits/losses in connection with such sales. Refer to "Marketed Products" section above and "Collaboration and License Agreements - Sanofi" section below for further details.

Programs in Clinical Development
All 23 of our product candidates in clinical development, including the five U.S. Food and Drug Administration ("FDA") approved products which we are investigating in additional indications, were discovered in our research laboratories and are summarized in the table below. We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite® technology platforms. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, manufacture, and commercialize new product candidates.
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
We and our collaborators conduct clinical trials in multiple countries across the world. The COVID-19 pandemic and the restrictions adopted around the globe to reduce the spread of the disease have impacted and will continue to impact our clinical development programs. We continue to evaluate the impact of the COVID-19 pandemic on an individual trial basis and are working to ensure patient safety, provide sufficient supply of product candidates for the studies, and oversee trial management. At this time, we expect fully enrolled clinical studies to remain generally on track. While the COVID-19 pandemic and the resulting constraints on healthcare resources and local or regional restrictions initially adversely impacted new clinical studies and recruitment of new patients into open studies, enrollment in both new and ongoing clinical studies started to resume as regions relaxed their restrictions and healthcare resources started to become more available for non-COVID-19 activities. However, there has been a resurgence of COVID-19 cases in many regions across the world, and any resurgence of COVID-19 cases in the regions in which we or our collaborators conduct clinical trials may require our expectations relating to the impacted studies to adjust. The ultimate impact (including possible delays) resulting from the COVID-19 pandemic will depend, among other factors, on the extent of the pandemic in the areas with study sites for our or our collaborators' clinical programs. It is possible that the COVID-19 pandemic may cause clinical disruptions beyond those we have described. In addition, there may be delays in the timing of regulatory review and other projected milestones discussed in the table below.
Refer to Part II, Item 1A. "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs, including those related to the COVID-19 pandemic.

Clinical Program	Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)

Ophthalmology

EYLEA(b)		-	High-dose formulation in wet AMD	-	Retinopathy of prematurity ("ROP")(c)			-	Approved by Ministry of Health, Labour and Welfare ("MHLW") for NVG in Japan
				-	High-dose formulation in wet AMD			-	Pre-filled syringe approved by European Commission ("EC")
				-	High-dose formulation in DME

Immunology & Inflammatory Diseases

Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit		-	Peanut allergy	-	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)	-	Atopic dermatitis in pediatrics (6–11 years of age) (EU)(d)	-	Approved by FDA for expanded atopic dermatitis indication in pediatrics (6–11 years of age)	-	EC decision for expanded atopic dermatitis indication in pediatrics (6–11 years of age) (second half 2020)
				-	Asthma in pediatrics (6–11 years of age)	-	Auto-injector for 300 mg dose (Japan)	-	Approved by National Medical Products Administration ("NMPA") in China for adults with atopic dermatitis	-	Report results from Phase 3 study for atopic dermatitis in pediatric patients (6 months–5 years of age) (2022)
				-	Eosinophilic esophagitis ("EoE")(c) in adults, adolescents, and pediatrics
								-	Approved by MHLW for CRSwNP in Japan	-	Report results from Phase 3 study for asthma in pediatric patients (6–11 years of age) (second half 2020)
				-	Chronic obstructive pulmonary disease ("COPD")			-	Approved by FDA for 300 mg auto-injector
				-	Bullous pemphigoid (Phase 2/3)(c)			-	Reported that Part A of the Phase 3 trial in adult and adolescent patients with EoE met both co-primary endpoints	-	Resubmit supplemental Biologics License Application ("sBLA") for 200 mg auto-injector (second half 2020)
				-	Chronic spontaneous urticaria
				-	Prurigo nodularis			-	Presented results from Phase 2a trial in grass allergy	-	Report results from Phase 2 study in peanut allergy (second half 2020)
								-	Initiated second confirmatory Phase 3 trial in COPD	-	Report results from Part B of the Phase 3 study in adults and adolescents with EoE (2022)

Clinical Program (continued)		Phase 1		Phase 2		Phase 3	Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)
					-	Allergic bronchopulmonary aspergillosis ("ABPA")				-	Initiate Phase 3 study in hand and foot atopic dermatitis (second half 2020)
Kevzara (sarilumab)(a) Antibody to IL-6R			-	Polyarticular-course juvenile idiopathic arthritis ("pcJIA")	-	Hospitalized "critical" COVID-19 patients (outside the United States)		-	Stopped Phase 3 U.S. trial in COVID-19 patients due to study not meeting its primary and key secondary endpoints	-	Report results from Phase 3 study outside the United States in COVID-19 (second half 2020)
			-	Systemic juvenile idiopathic arthritis ("sJIA")
								-	Discontinued clinical development in polymyalgia rheumatica and giant cell arteritis
REGN3500(a) Antibody to IL-33. Studied as monotherapy and in combination with Dupixent.			-	Asthma				-	Discontinued further clinical development in atopic dermatitis due to lack of efficacy
			-	COPD

REGN1908-1909(f) Multi-antibody therapy to Feld1			-	Cat allergy						-	Report results from Phase 2 study in cat allergic asthmatics (first half 2021)
REGN5713-5714-5715 Antibody to Betv1	-	Birch allergy

Oncology

Libtayo (cemiplimab)(a)(h) Antibody to PD-1	-	Solid tumors and advanced hematologic malignancies	-	Basal cell carcinoma ("BCC") (potentially pivotal study)	-	First-line non-small cell lung cancer ("NSCLC"), monotherapy		-	Reported that Phase 3 monotherapy trial in first-line NSCLC met its primary endpoint. The Independent Data Monitoring Committee ("IDMC") recommended stopping the trial early due to highly significant improvement in overall survival.	-	Submit sBLA and Marketing Authorization Application ("MAA") for first-line NSCLC, monotherapy (second half 2020)

Clinical Program (continued)		Phase 1		Phase 2		Phase 3	Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)
			-	Metastatic or locally advanced CSCC(d)	-	First-line NSCLC, chemotherapy combination		-	Reported that Phase 2 study in BCC demonstrated clinically-meaningful and durable responses	-	Complete patient enrollment in Phase 3 first-line NSCLC chemotherapy combination study (second half 2020)
			-	Neoadjuvant CSCC
					-	Second-line cervical cancer(e)
										-	Submit sBLA and MAA for BCC (second half 2020)
					-	Adjuvant CSCC
										-	Interim analysis from Phase 3 study in cervical cancer (2021)
REGN1979 Bispecific antibody targeting CD20 and CD3	-	Certain B-cell malignancies(c)	-	B-cell non-Hodgkin lymphoma ("B-NHL") (potentially pivotal study)				-	Expanded potentially pivotal Phase 2 program with different subtypes of NHL	-	Report updated results from initial study in certain B-cell malignancies (second half 2020)
REGN5458(a) Bispecific antibody targeting BCMA and CD3	-	Multiple myeloma								-	Report updated results from initial study in multiple myeloma (second half 2020)
REGN5459(a) Bispecific antibody targeting BCMA and CD3	-	Multiple myeloma
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	-	Platinum-resistant ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	-	Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	-	MET-altered advanced NSCLC
REGN3767(f) Antibody to LAG-3	-	Solid tumors and advanced hematologic malignancies

Clinical Program (continued)	Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)

Cardiovascular/Metabolic Diseases

Praluent (alirocumab)(j) Antibody to PCSK9				-	Homozygous familial hypercholesterolemia ("HoFH")(c) in adults and pediatrics	-	HoFH in adults (U.S.)(c)	-	Reported results from Phase 3 study in adult patients with HoFH	-	FDA decision on sBLA for HoFH in adults (target action date of April 4, 2021)
				-	HeFH in pediatrics
Evinacumab(f) (REGN1500) Antibody to ANGPTL3		-	Refractory hypercholesterolemia (both HeFH and non-FH)			-	HoFH (U.S.)(c)(d)	-	Submitted MAA for HoFH	-	FDA decision on BLA and EC decision on MAA for HoFH (first half 2021)
		-	Severe hypertriglyceridemia
Pozelimab(f) (REGN3918) Antibody to C5		-	Paroxysmal nocturnal hemoglobinuria ("PNH")(c)							-	Initiate combination program with Alnylam's cemdisiran (second half 2020)
		-	CD55-deficient protein-losing enteropathy(c)							-	Initiate Phase 3 program in PNH (next 12 months)
Garetosmab(f) (REGN2477) Antibody to Activin A		-	Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e) (potentially pivotal study)					-	Reported results from Phase 2 study in FOP	-	Submit BLA and MAA for FOP (first half 2021)
										-	Initiate Phase 3 study for FOP in pediatrics (first half 2021)
REGN4461(f) Agonist antibody to leptin receptor ("LEPR")		-	Generalized lipodystrophy(e)

Pain

Fasinumab(l)(f) (REGN475) Antibody to NGF				-	Osteoarthritis pain of the knee or hip(e)			-	Reported top-line results from Phase 3 trials in osteoarthritis pain of the knee or hip	-	Report additional longer-term safety results from Phase 3 studies in osteoarthritis pain of the knee or hip (first half 2021)
REGN5069 Antibody to GFRα3		-	Osteoarthritis pain of the knee(e)							-	Report results from Phase 2 study in osteoarthritis pain of the knee (second half 2020)

Clinical Program (continued)		Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)

Infectious Diseases

REGN-EB3(f)(g) (REGN3470-3471-3479) Multi-antibody therapy to Ebola virus infection ("Ebola")							-	Ebola (U.S.)(c)(d)			-	FDA decision on BLA for Ebola (target action date of October 25, 2020)
REGN-COV2(g) (REGN10933-10987) Multi-antibody therapy to SARS-CoV-2 virus	-	COVID-19 multi-dose safety study	-	COVID-19 treatment (Phase 2/3)	-	COVID-19 prevention(m)			-	Two papers published in Science describing REGN-COV2	-	Report initial virology and biomarker results from treatment trials (September 2020)

Note: For purposes of the table above, a program is classified in Phase 1, 2, or 3 clinical development after recruiting for the corresponding study or studies has commenced
(a) In collaboration with Sanofi
(b) In collaboration with Bayer outside of the United States
(c) FDA granted orphan drug designation
(d) FDA granted Breakthrough Therapy designation
(e) FDA granted Fast Track designation
(f) Sanofi did not opt-in to or elected not to continue to co-develop the product candidate. Under the terms of our agreement, Sanofi is entitled to receive royalties on any future sales of the product candidate.

(g) We and the Biomedical Advanced Research Development Authority ("BARDA") of the U.S. Department of Health and Human Services ("HHS") are parties to agreements whereby HHS provides certain funding to support research and development of these antibodies.

(h) Studied as monotherapy and in combination with other antibodies and treatments
(i) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(j) In collaboration with Sanofi prior to April 2020. Effective April 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States. Refer to "Collaboration and License Agreements" section below for further details.

(k) As described in the section preceding the table above and Part II, Item 1A. "Risk Factors," development timelines may be further subject to change as a result of the impact of the COVID-19 pandemic

(l) In collaboration with Teva and Mitsubishi Tanabe Pharma
(m) Conducted jointly with the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health ("NIH")

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
Additional Information - Clinical Development Programs
REGN-COV2
We are using our end-to-end antibody technologies to discover and develop brand new therapeutic antibodies for COVID-19. The Company is advancing REGN-COV2, a novel investigational antibody "cocktail" treatment designed to prevent and treat infection from the SARS-CoV-2 virus. The use of our two-antibody "cocktail" is intended to diminish the risk of viral escape by effectively binding to the virus's critical spike protein in two separate, non-overlapping locations. In April 2020, the Company moved its leading neutralizing antibodies into pre-clinical and clinical-scale cell production lines, and in June 2020, initiated its first clinical trial of REGN-COV2. Following a positive review from the IDMC of REGN-COV2 Phase 1 safety results in an initial cohort, the program advanced to late-stage clinical trials (see table above for further details). The REGN-COV2 clinical program consists of the following separate study populations: hospitalized COVID-19 patients, non-hospitalized symptomatic COVID-19 patients, and uninfected people with close exposure to a COVID-19 patient (such as the patient's housemate).
Fasinumab
In August 2020, we announced that two Phase 3 trials, FACT OA1 and FACT OA2, achieved the co-primary endpoints for fasinumab 1 mg monthly, demonstrating significant improvements in pain and physical function over placebo at week 16 and week 24, respectively. Fasinumab 1 mg monthly also showed nominally significant benefits in physical function in both trials and pain in one trial, when compared to the maximum FDA-approved prescription doses of non-steroidal anti-inflammatory drugs for osteoarthritis.
The FACT OA1 trial included an additional treatment arm, fasinumab 1 mg every two months, which showed numerical benefit over placebo, but did not reach statistical significance.
In initial safety analyses from the Phase 3 trials, there was an increase in arthropathies reported with fasinumab. In a sub-group of patients from one Phase 3 long-term safety trial, there was an increase in joint replacement with fasinumab 1 mg monthly treatment during the off-drug follow-up period, although this increase was not seen in the other trials to date. Additional longer-term safety data from the ongoing trials are being collected and are expected to be reported early next year.

Agreements with BARDA
In the first quarter of 2020, the Company announced an expansion of its Other Transaction Agreement ("OTA") with BARDA, pursuant to which HHS is obligated to fund 80% of our costs incurred for certain research and development activities related to COVID-19 treatments. In July 2020, the Company also announced an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished REGN-COV2 to the U.S. Government. This agreement could result in payments to the Company of up to $450.2 million in the aggregate for bulk manufacturing of the drug substance, beginning in the summer of 2020, as well as fill/finish and storage activities starting in the third quarter of 2020.

In 2015, we and BARDA entered into an agreement pursuant to which HHS provides certain funding to develop, test, and manufacture a treatment for Ebola virus infection. In July 2020, HHS exercised its option under the existing agreement to provide up to $344.6 million of additional funding for the manufacture and supply of REGN-EB3. Contingent upon FDA approval of REGN-EB3, we expect to deliver an established number of treatment doses over the course of approximately six years.
Collaboration and License Agreements
Sanofi
In May 2020, a secondary offering of 13,014,646 shares of our Common Stock held by Sanofi was completed. We also purchased 9,806,805 shares directly from Sanofi for an aggregate purchase amount of $5 billion. Pursuant to the offering and purchase, Sanofi disposed of all of its shares of common stock in Regeneron, other than 400,000 shares that it retained as of the closing of these transactions (which Sanofi has used, and may continue to use, for the funding of certain development costs as described below).
Antibody
As of June 30, 2020, we were collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and REGN3500 (the "Antibody Collaboration"). See discussion below for updates related to the development and commercialization of Praluent effective April 1, 2020. Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are generally shared 80% by Sanofi and 20% by us. All other agreed-upon development costs incurred by both companies are funded 100% by Sanofi. We are obligated to reimburse Sanofi for 50% of worldwide development expenses that were fully funded by Sanofi and 30% of shared Phase 3 trial-related costs based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs.
In 2018, we and Sanofi entered into a letter agreement (the "Letter Agreement") amending the LCA in connection with, among other matters, the allocation of additional funds to certain proposed activities relating to dupilumab and REGN3500 (collectively, the "Dupilumab/REGN3500 Eligible Investments"). Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Dupilumab/REGN3500 Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling certain shares of our Common Stock directly or indirectly owned by Sanofi. Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement and this funding arrangement.
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
In April 2020, the Company and Sanofi entered into an amendment to the LCA in connection with, among other things, the removal of Praluent from the LCA such that (i) effective April 1, 2020, the LCA no longer governs the development, manufacture, or commercialization of Praluent and (ii) the quarterly period ended March 31, 2020 was the last quarter for which Sanofi and the Company will share profits and losses for Praluent under the LCA. The parties also entered into a Praluent

Cross License & Commercialization Agreement (the "Praluent Agreement") pursuant to which, effective April 1, 2020, the Company, at its sole cost, is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi, at its sole cost, is solely responsible for the development and commercialization of Praluent outside of the United States. Under the Praluent Agreement, Sanofi will pay the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States until March 31, 2032. The Company will not owe Sanofi royalties on the Company’s net product sales of Praluent in the United States. Although each party will be responsible for manufacturing Praluent for its respective territory, the parties have entered into definitive supply agreements under which, for a certain transitional period, the Company will continue to supply drug substance to Sanofi and Sanofi will continue to supply finished product to Regeneron. With respect to any intellectual property or product liability litigation relating to Praluent, the parties have agreed that, effective April 1, 2020, Regeneron and Sanofi each will be solely responsible for any such litigation (including damages and other costs and expenses thereof) in the United States and outside the United States, respectively, arising out of Praluent sales or other activities on or after April 1, 2020 (subject to Sanofi's right to set off a portion of any third-party royalty payments resulting from certain patent litigation proceedings against up to 50% of any Praluent royalty payment owed to Regeneron). The parties will each bear 50% of any damages arising out of Praluent sales or other activities prior to April 1, 2020.
In December 2019, the Company and Sanofi also announced their intent to restructure their antibody collaboration for Kevzara. The companies continue to assess potential terms of this restructuring in light of the clinical program evaluating Kevzara in patients hospitalized with COVID-19 infection.
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
Under the terms of the IO License and Collaboration Agreement, the parties are also co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting PD-1. We have principal control over the development of Libtayo, and the parties share equally, on an ongoing basis, development and commercialization expenses for Libtayo. Under the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to Libtayo development costs for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling certain shares of our Common Stock directly or indirectly owned by Sanofi. As of June 30, 2020, 279,766 shares of our Common Stock remained eligible for sale by Sanofi in order to satisfy its funding obligations with respect to Libtayo development costs and/or, as noted above, Dupilumab/REGN3500 Eligible Investments.
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

Teva
Fasinumab
In 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties share equally, on an ongoing basis, development costs under a global development plan. As of June 30, 2020, we had earned an aggregate of $120.0 million of development milestones from Teva and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Zai Lab
REGN1979
In April 2020, we entered into an agreement with Zai Lab Limited to develop and commercialize REGN1979 in mainland China, Hong Kong, Taiwan, and Macau (the "Zai Territories"). In connection with the agreement, Zai made a $30.0 million non-refundable up-front payment to the Company. We will continue to lead global development activities for REGN1979, and Zai will be responsible for funding a portion of the global development costs for certain clinical trials.
We are responsible for the manufacture and supply of clinical and commercial product of REGN1979 to Zai. If REGN1979 is commercialized in the Zai Territories, we will supply the product to Zai at a tiered purchase price, which is calculated as a percentage of net sales of the product (subject to adjustment in certain circumstances), and are eligible to receive up to $160.0 million in additional regulatory and sales milestone payments.
Intellia
In 2016, we entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. In May 2020, we expanded our existing collaboration with Intellia Therapeutics, Inc. to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the companies to jointly develop potential products for the treatment of hemophilia A and B. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the agreement, we made a $70.0 million up-front payment and purchased 925,218 shares of Intellia common stock for an aggregate purchase price of $30.0 million. The amount paid in excess of the fair market value of the shares purchased, or $15.0 million, was recorded to Research and development expense.
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

Results of Operations
Three and Six Months Ended June 30, 2020 and 2019
Certain revisions have been made to the previously reported June 30, 2019 amounts below in connection with changing the presentation of certain amounts earned from collaborators; see Note 1 to our Condensed Consolidated Financial Statements for further details.
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues	$1,952.0	$1,577.8	$3,780.2	$2,950.4
Operating expenses	1,295.6	1,262.2	2,423.7	2,154.8
Income from operations	656.4	315.6	1,356.5	795.6
Other income (expense), net	262.5	(90.9)	231.0	(24.8)
Income before income taxes	918.9	224.7	1,587.5	770.8
Income tax expense	21.6	31.6	65.6	116.6
Net income	$897.3	$193.1	$1,521.9	$654.2

Net income per share - diluted	$7.61	$1.68	$13.03	$5.69
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	$ Change*	2020	2019	$ Change*
Net product sales in the United States:
EYLEA	$1,113.7	$1,160.3	$(46.6)	$2,285.7	$2,234.4	$51.3
Libtayo	63.3	40.8	22.5	125.0	67.6	57.4
Praluent	47.2	*	*	47.2	*	*
ARCALYST	2.7	4.2	(1.5)	5.7	7.7	(2.0)
Sanofi and Bayer collaboration revenue:
Sanofi	269.1	75.8	193.3	516.0	57.8	458.2
Bayer	244.2	277.2	(33.0)	525.6	541.2	(15.6)
Other revenue	211.8	19.5	192.3	275.0	41.7	233.3
Total revenues	$1,952.0	$1,577.8	$374.2	$3,780.2	$2,950.4	$829.8

* Net product sales of Praluent in the United States were recorded by Sanofi prior to April 1, 2020
Net Product Sales
Net product sales of EYLEA in the United States decreased for the three months ended June 30, 2020, compared to the same period in 2019, due to lower sales volume primarily attributable to the COVID-19 pandemic and an increase in sales-related deductions primarily due to higher discounts. Net product sales of EYLEA in the United States increased for the six months ended June 30, 2020, compared to the same period in 2019, due to higher sales volume partly offset by an increase in sales-related deductions, primarily due to higher rebates and discounts, as well as the impact of the COVID-19 pandemic. Overall U.S. EYLEA demand was lower in April 2020 compared to the same period of 2019. While we observed an increase in U.S. EYLEA demand during the remainder of the second quarter of 2020 relative to April 2020, we are unable to predict whether there will be additional adverse impact on net product sales if shelter-in-place and social distancing orders are reintroduced or imposed in additional geographies.
Effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. Refer to "Collaboration and License Agreements - Sanofi - Antibody" section above for further details.

Sanofi Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$171.9	$38.8	$342.8	$11.0
Reimbursement for manufacturing of commercial supplies(1)	100.6	43.9	180.7	58.4
Total Antibody	272.5	82.7	523.5	69.4
Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	(6.4)	(6.9)	(12.6)	(11.6)
Reimbursement for manufacturing of commercial supplies(1)	3.0	—	5.1	—
Total Immuno-oncology	(3.4)	(6.9)	(7.5)	(11.6)
Total Sanofi collaboration revenue	$269.1	$75.8	$516.0	$57.8

(1) The corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Antibody
Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary. During the three and six months ended June 30, 2020, the change in our share of profits in connection with commercialization of antibodies, compared to the same period in 2019, was primarily driven by higher Dupixent profits as well as our new agreement with Sanofi under which, effective April 1, 2020, we are no longer sharing in losses with Sanofi in connection with the commercialization of Praluent (see further information below). The increase in reimbursements for manufacturing of commercial supplies is primarily driven by higher Dupixent sales, as revenue recognition for such cost reimbursements is deferred until the product is sold by Sanofi to third-party customers.
Regeneron's share of profits in connection with the commercialization of Dupixent, Praluent (through March 31, 2020), and Kevzara is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Dupixent, Praluent, and Kevzara net product sales(1)	$1,013.3	$689.5	$2,008.4	$1,160.8
Regeneron's share of collaboration profits	$191.4	$43.0	$384.4	$15.2
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	19.5	4.2	41.6	4.2
Regeneron's share of profits in connection with commercialization of antibodies	$171.9	$38.8	$342.8	$11.0

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales(1)	17%	6%	17%	1%

(1) Global net product sales of Dupixent and Kevzara are recorded by Sanofi. The quarter ended March 31, 2020 was the last quarter for which Sanofi and the Company shared profits and losses in connection with Sanofi's global net sales and the related commercialization of Praluent (see further details below); therefore, the quarter ended March 31, 2020 was the last quarter for which net product sales of Praluent were included in the table above.

As described above under "Collaboration and License Agreements - Sanofi - Antibody", effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States. Under the new agreement, Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States, and will pay the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States.
Bayer Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$230.9	$269.0	$484.7	$518.3
Reimbursement for manufacturing of commercial supplies(1)	13.3	8.2	40.9	22.9
Total Bayer collaboration revenue	$244.2	$277.2	$525.6	$541.2

(1) The corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
EYLEA net product sales outside the United States	$641.0	$715.3	$1,322.7	$1,384.7
Regeneron's share of collaboration profit from sales outside the United States	$245.3	$282.9	$513.5	$546.3
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(14.4)	(13.9)	(28.8)	(28.0)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$230.9	$269.0	$484.7	$518.3

Regeneron's net profit as a percentage of EYLEA net product sales outside the United States	36%	38%	37%	37%
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
Other Revenue
Other revenue increased during the three and six months ended June 30, 2020, compared to the same periods of 2019, primarily due to:
•recognition of revenue in connection with our agreements with BARDA related to funding of certain development activities for REGN-EB3 for the treatment of Ebola and antibodies for the treatment of COVID-19;
•$30.0 million up-front payment received from Zai Lab in connection with our collaboration agreement; and
•effective April 1, 2020, Sanofi's reimbursement for manufacturing commercial supplies of Praluent and royalties of 5% on Sanofi’s net product sales of Praluent outside the United States.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except headcount data)	2020	2019	$ Change	2020	2019	$ Change
Research and development(1)	$722.0	$885.5	$(163.5)	$1,305.9	$1,371.6	$(65.7)
Selling, general, and administrative(1)	348.3	294.6	53.7	715.6	585.7	129.9
Cost of goods sold(2)	102.5	67.0	35.5	181.3	137.9	43.4
Cost of collaboration and contract manufacturing(3)	173.0	78.8	94.2	311.5	180.0	131.5
Other operating (income) expense, net	(50.2)	(63.7)	13.5	(90.6)	(120.4)	29.8
Total operating expenses	$1,295.6	$1,262.2	$33.4	$2,423.7	$2,154.8	$268.9

Average headcount	8,254	7,649	605	8,142	7,549	593

(1) Includes costs incurred as well as cost reimbursements from collaborators who are not deemed to be our customers
(2) Cost of goods sold includes costs in connection with producing commercial supplies for products that are sold by Regeneron in the United States (i.e., for which we record net product sales) and any royalties we are obligated to pay on such sales, period costs for our Limerick manufacturing facility, and amounts we are obligated to pay to Sanofi for its share of Libtayo U.S. gross profits

(3) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others
Operating expenses included a total of $103.5 million and $105.8 million for the three months ended June 30, 2020 and 2019, respectively, and $209.3 million and $213.7 million for the six months ended June 30, 2020 and 2019, respectively, of non-cash compensation expense related to equity awards granted under our long-term incentive plans.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019*	$ Change	2020	2019*	$ Change
Direct research and development expenses:
Fasinumab	$43.2	$59.6	$(16.4)	$83.7	$109.7	$(26.0)
Libtayo (cemiplimab)	35.4	34.4	1.0	71.4	78.4	(7.0)
Dupixent (dupilumab)	31.7	19.6	12.1	66.2	45.3	20.9
REGN-COV2	14.1	—	14.1	14.1	—	14.1
EYLEA	11.2	12.2	(1.0)	28.8	25.3	3.5
Evinacumab	8.8	8.4	0.4	18.8	15.0	3.8
Up-front payments related to license and collaboration agreements	85.0	400.0	(315.0)	85.0	400.0	(315.0)
Other product candidates in clinical development and other research programs	148.4	81.4	67.0	253.6	167.5	86.1
Total direct research and development expenses	377.8	615.6	(237.8)	621.6	841.2	(219.6)

Indirect research and development expenses:
Payroll and benefits	193.4	171.8	21.6	391.4	338.7	52.7
Lab supplies and other research and development costs	30.6	33.8	(3.2)	65.5	61.4	4.1
Occupancy and other operating costs	80.8	75.2	5.6	162.7	147.2	15.5
Total indirect research and development expenses	304.8	280.8	24.0	619.6	547.3	72.3

Clinical manufacturing costs	181.2	151.9	29.3	361.5	301.6	59.9

Reimbursement of research and development expenses by collaborators	(141.8)	(162.8)	21.0	(296.8)	(318.5)	21.7

Total research and development expenses	$722.0	$885.5	$(163.5)	$1,305.9	$1,371.6	$(65.7)

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Research and development expenses for the three and six months ended June 30, 2020 included $85.0 million in aggregate up-front payments made in connection with our collaboration agreement with Intellia (see "Collaboration and License Agreements - Intellia" above). Direct research and development expenses in 2020 also include costs incurred in connection with Kevzara for the treatment of COVID-19 patients (included within "Other product candidates in clinical development and other research programs" in the table above). Research and development expenses for the three and six months ended June 30, 2019 included a $400.0 million up-front payment to Alnylam.
Research and development expenses included non-cash compensation expense of $56.9 million and $59.3 million for the three months ended June 30, 2020 and 2019, respectively, and $113.6 million and $118.0 million for the six months ended June 30, 2020 and 2019, respectively.
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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to higher headcount-related costs, additional accruals for loss contingencies associated with ongoing litigation, higher contributions to independent not-for-profit patient assistance organizations, and, effective April 1, 2020, no longer receiving Praluent-related cost reimbursements from Sanofi for Regeneron-incurred expenses. Selling, general, and administrative expenses also increased for the six months ended June 30, 2020, compared to the same period in 2019, due to an increase in commercialization-related expenses for EYLEA. Selling, general, and administrative expenses also included non-cash compensation expense of $38.2 million and $37.7 million for the three months ended June 30, 2020 and 2019, respectively, and $78.5 million and $81.5 million for the six months ended June 30, 2020 and 2019, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent, process validation costs in connection with manufacturing REGN-EB3 under our BARDA agreement, and recognition of costs in connection with manufacturing ex-U.S. commercial supplies of Praluent for Sanofi under our new agreement (see "Collaboration and License Agreements - Sanofi - Antibody" above for further details).
Other Operating (Income) Expense
Other operating (income) expense, net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with Sanofi IO, Teva, and MTPC collaborative arrangements.
Other Income (Expense)
Other income (expense), net, for the three and six months ended June 30, 2020, compared to the same periods in 2019, was positively impacted by the recognition of unrealized gains on equity securities.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except effective tax rate)	2020	2019	2020	2019
Income tax expense	$21.6	$31.6	$65.6	$116.6
Effective tax rate	2.4%	14.1%	4.1%	15.1%
Our effective tax rate for the three and six months ended June 30, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities. Our effective tax rate for the three and six months ended June 30, 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, stock-based compensation, federal tax credits for research activities, and, to a lesser extent, the foreign-derived intangible income deduction, partly offset by the taxation of certain global intangible low-taxed income and the non-deductible Branded Prescription Drug Fee.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,	December 31,
(In millions)	2020	2019	$ Change
Financial assets:
Cash and cash equivalents	$1,992.2	$1,617.8	$374.4
Marketable securities - current	1,152.0	1,596.5	(444.5)
Marketable securities - noncurrent	2,587.6	3,256.8	(669.2)
	$5,731.8	$6,471.1	$(739.3)

Working capital:
Current assets	$7,860.2	$7,689.1	$171.1
Current liabilities	3,702.4	2,096.6	1,605.8
	$4,157.8	$5,592.5	$(1,434.7)
As of June 30, 2020, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Six Months Ended June 30, 2020 and 2019

	June 30,	June 30,
(In millions)	2020	2019	$ Change
Cash flows provided by operating activities	$1,641.4	$1,085.3	$556.1
Cash flows provided by (used in) investing activities	$1,010.2	$(1,612.1)	$2,622.3
Cash flows (used in) provided by financing activities	$(2,277.2)	$104.6	$(2,381.8)
Cash Flows from Operating Activities
Our net income for the six months ended June 30, 2020 included up-front payments of $85.0 million made to Intellia and a $30.0 million up-front payment received from Zai Lab pursuant to our collaboration agreements. Our net income for the six months ended June 30, 2020 also included $171.3 million related to unrealized gains (net) on equity securities (included in other non-cash items). Deferred taxes as of June 30, 2020 decreased by $118.0 million, compared to December 31, 2019, primarily due to non-cash compensation expense and unrealized gains (net) on equity securities as described above.
Cash Flows from Investing Activities
Sales of marketable securities during the six months ended June 30, 2020 included proceeds in connection with funding our stock repurchase from Sanofi (as described below). Capital expenditures during the six months ended June 30, 2020 included costs associated with (i) the expansion of our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, including construction of a fill/finish facility and related equipment, and (ii) laboratory expansion and renovations at our Tarrytown, New York facilities. We expect to incur capital expenditures of $540 million to $590 million for the full year of 2020 primarily in connection with these projects.
Cash Flows from Financing Activities
During the six months ended June 30, 2020, we paid an aggregate of $5.4 billion to purchase shares of our Common Stock, a portion of which was funded with the proceeds from a $1.5 billion senior unsecured 364-day bridge loan facility. See further descriptions under "Share Repurchase Program," "Sanofi Funding of Certain Development Costs," and "Dispositions of Regeneron Common Stock Held by Sanofi" below.
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $2.2 billion during the six months ended June 30, 2020 compared to $155.1 million during the six months ended June 30, 2019.

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
During the six months ended June 30, 2020, we repurchased 719,167 shares of our Common Stock under the program and recorded the cost of the shares received, or $272.8 million, as Treasury Stock. As of June 30, 2020, the Company had $473.1 million which remained available for share repurchases under the program.
Sanofi Funding of Certain Development Costs
As described above in "Collaboration and License Agreements - Sanofi," effective January 7, 2018, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/REGN3500 Eligible Investments by selling shares (of which 279,766 shares remain available to be sold as of June 30, 2020) of our Common Stock directly or indirectly owned by Sanofi. During the six months ended June 30, 2020, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 77,677 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded $41.7 million related to the shares received as Treasury Stock during the six months ended June 30, 2020. In addition, during the six months ended June 30, 2020, Sanofi elected to sell, and we elected to purchase (in cash), 171,471 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/REGN3500 Eligible Investments. Consequently, we recorded the cost of the shares received, or $93.3 million, as Treasury Stock during the six months ended June 30, 2020.
Secondary Offering and Purchase of Regeneron Common Stock Held by Sanofi
As described above in "Collaboration and License Agreements - Sanofi," in May 2020, a secondary offering of 13,014,646 shares of our Common Stock (the "Secondary Offering") held by Sanofi was completed. In connection with the Secondary Offering, we also purchased 9,806,805 shares of our Common Stock directly from Sanofi for an aggregate purchase amount of $5 billion (the "Stock Purchase"). As a result of the Secondary Offering and the Stock Purchase, Sanofi disposed of all of its shares of our Common Stock, other than 400,000 shares that it retained as of the closing of the Secondary Offering and the Stock Purchase (which Sanofi has used, and may continue to use, for the funding of certain Libtayo development costs and/or Dupilumab/REGN3500 Eligible Investments as described above).
We funded the Stock Purchase with a combination of cash on hand, proceeds from the sale of marketable securities, and proceeds from loans under a $1.5 billion senior unsecured 364-day bridge loan facility (the "Bridge Facility") which was entered into in May 2020. The loans under the Bridge Facility bear interest at a variable interest rate based on either the London Interbank Offered Rate or the alternate base rate, plus an applicable margin that varies with our debt rating and total leverage ratio. The Bridge Facility will mature, and all amounts outstanding thereunder will become due and payable, in May 2021. We intend to refinance the Bridge Facility prior to its maturity by entering into new debt financing arrangements. Amounts borrowed under the Bridge Facility may be prepaid at any time without premium or penalty. As of June 30, 2020, $1.5 billion remained outstanding under the Bridge Facility.
The credit agreement governing the Bridge Facility (the “Bridge Credit Agreement”) contains financial and operating covenants, which are substantially similar to the covenants set forth in our existing $750.0 million senior unsecured five-year revolving credit facility. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Bridge Credit Agreement as of June 30, 2020.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed February 7, 2020). Except as described in Note 1 to our Condensed Consolidated Financial Statements included in this report, there were no material changes to our critical accounting policies and use of estimates during the six months ended June 30, 2020.

Future Impact of Recently Issued Accounting Standards
As of June 30, 2020, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed February 7, 2020). There have been no material changes to our market risks or to our management of such risks as of June 30, 2020.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in Note 12 to our Condensed Consolidated Financial Statements included in this report.
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
Risks Related to the COVID-19 Pandemic
Our business may be further adversely affected by the effects of the COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. It has since spread around the world, including the United States; and, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. This pandemic has adversely affected or has the potential to adversely affect, among other things, the economic and financial markets and labor resources of the countries in which we operate; our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, and business partners and customers; and the demand for our marketed products.
The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for a significant part of our employees (except those deemed critical, including those working in our laboratories and manufacturing facilities). The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may further negatively impact productivity, disrupt our business, and delay our clinical programs and development timelines beyond the delays we have already experienced and disclosed, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts have been negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our marketed products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients' ability or willingness to start or continue treatment with our marketed products. Any of the foregoing factors may result in lower net product sales of our marketed products. For example, net product sales of EYLEA in the United States decreased for the three months ended June 30, 2020, compared to the same period in 2019, due in part to the impact of the COVID-19 pandemic. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of our net product sales. Demand for some or all of our marketed products may continue to be reduced while the shelter-in-place or social distancing orders are in effect and, as a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.
Quarantines, shelter-in-place, social distancing, and similar government orders (or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur) related to COVID-19 or other infectious diseases are impacting personnel at our research and manufacturing facilities, our suppliers, and other third parties on which we rely, and are also impacting the availability or cost of materials produced by or purchased from such parties, resulting in supply chain strains or disruptions that may become material. While some materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic could materially disrupt our supply chain or limit our ability to obtain sufficient materials for the production, including fill/finish, of our products and development of our product candidates as well as our research efforts. If microbial, viral (including COVID-19), or other contaminations are discovered in our products, product candidates, the materials used for their production, or in our facilities, or in the facilities of our collaborators, third-party contract manufacturers, or other contractors or suppliers, the affected facilities may need to be closed or may otherwise be affected for an extended period of time, or the contamination may result in other delays or disruptions in our direct or indirect supply chain.
In addition, infections and deaths related to COVID-19 have disrupted and may continue to disrupt the United States' healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay, FDA review and potential approval of our product candidates and new indications for our marketed products. It is unknown how long these disruptions could continue. In addition, some of our clinical trials have been and may continue to be affected by the COVID-19 pandemic. This impact includes delays in site initiation and patient enrollment due to prioritization of hospital resources toward the COVID-19 pandemic and patients' inability to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been and may continue to be delayed or disrupted. For example, as noted above in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development," we experienced an initial adverse impact on enrollment into new clinical studies and recruitment of new patients into open studies. While enrollment in both new and ongoing clinical studies started to resume as regions relaxed their restrictions and healthcare resources started to become more available for non-COVID-19 activities, there has been a resurgence of COVID-19 cases in many regions across the world, and any resurgence in the regions in which we or our collaborators conduct clinical trials may require our expectations relating to the impacted studies to adjust. We will continue to evaluate the adverse impact of the COVID-19 pandemic on an individual trial basis. The disruptions caused by the COVID-19 pandemic may further negatively impact the progress of our clinical trials, including the readouts of trial results. Further, while we are focused on developing novel therapies to address the COVID-19 pandemic, our research programs and the development of our other product candidates may need to be further de-prioritized. Any elongation or de-prioritization of our research and development programs and clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, which would increase our operating expenses and may have a material adverse effect on our operating results.
The U.S. Government may exercise or assert certain rights with respect to our inventions, products, or product candidates. For example, under the Defense Production Act, the U.S. Government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients, which could require us to allocate manufacturing capacity in a way that impacts our regular operations. In addition, our agreements with the U.S. Government contain provisions granting the U.S. Government certain rights relating to products, product candidates, and related inventions (as applicable) covered by those agreements. For example, in July 2020, we entered into an agreement to manufacture and deliver REGN-COV2 to the U.S. Government over the remainder of 2020.

Among other rights, this agreement gives the U.S. Government the right to require us to grant a non-exclusive license to applicable inventions to a third party if such action is deemed necessary to alleviate certain health or safety needs. This right may be triggered if we, for example, do not manufacture or supply sufficient product to address such needs. If the U.S. Government exercises or asserts any such rights or imposes these or similar measures with respect to our products, product candidates, or related inventions (including REGN-COV2), it may adversely impact our business and results of operations. Foreign governments (including the government of Ireland, where we have manufacturing facilities) may have similar rights or attempt to assert any such rights.
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it recently caused significant disruption of global financial markets and could cause more economic disruption in the future. This disruption, if sustained or recurrent, could make it more difficult for us to access capital if needed. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our Common Stock.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the six months ended June 30, 2020 and 2019, EYLEA net sales in the United States represented 60% and 76% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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
We expect that the degree of commercial success of our marketed products will continue to depend on many factors, including the following (as applicable):
•the continued impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on our business and the demand for our marketed products, as well as its continued impact on, among other things, our employees, collaborators, suppliers, and other third parties on which we rely, our ability to continue to manage our supply chain, and the global economy (as further discussed above under "Risks Related to the COVID-19 Pandemic - Our business may be further adversely affected by the effects of the COVID-19 pandemic");
•effectiveness of the commercial strategy in and outside the United States for the marketing of our products, including pricing strategy;
•sufficient coverage of, and reimbursement for, our marketed products by third-party payors, including Medicare and Medicaid in the United States and other government and private payors in the United States and foreign jurisdictions, as well as U.S. and foreign payor restrictions on eligible patient populations and the reimbursement process (including drug price control measures that may be introduced in the United States by various federal and state authorities);
•our ability and our collaborators' ability to maintain sales of our marketed products in the face of competitive products and to differentiate our marketed products from competitive products, including as applicable product candidates currently in clinical development; and, in the case of EYLEA, the existing and potential new competition for EYLEA (discussed further under "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" below) and the willingness of retinal specialists and patients to start or continue treatment with EYLEA or to switch from another product to EYLEA;
•serious complications or side effects in connection with the use of our marketed products, as discussed under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Serious complications or side effects in connection with the use of our products and in clinical trials for our product candidates and new indications for our marketed products could cause our regulatory approvals to be revoked or limited or lead to delay or discontinuation of development of our product candidates or new indications for our marketed products, which could severely harm our business, prospects, operating results, and financial condition" below;
•maintaining and successfully monitoring commercial manufacturing arrangements for our marketed products with third parties who perform fill/finish or other steps in the manufacture of such products to ensure that they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;
•our ability to meet the demand for commercial supplies of our marketed products;
•the outcome of the pending patent infringement proceedings relating to Dupixent and Praluent (described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
•the outcome of the pending government proceedings and investigations described in Note 12 to our Condensed Consolidated Financial Statements included in this report (including the civil complaint filed against us on June 24, 2020 in the U.S. District Court for the District of Massachusetts by the U.S. Attorney's Office for the District of Massachusetts);
•the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so; and
•the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including price reporting and other disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescribing practices and payor coverage.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, some of the Trump administration's prior budget proposals contained drug price control measures that may be included in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA); to allow some states to negotiate drug prices under Medicaid; and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has been soliciting feedback on some of these measures and may implement others impacting our business under its existing authority. CMS has also recently sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. In addition, since January 1, 2019, CMS has allowed Medicare Advantage ("MA") plans to use step therapy for Part B drugs (such as EYLEA).  On October 25, 2018, President Trump announced that CMS was evaluating a program that proposes to set the Medicare payment amount for Part B single-source drugs and biologics to more closely align with international drug prices (also referred to as reference or international price index ("IPI") drug pricing) and pay physicians and hospitals participating in such program a set drug add-on payment for administered drugs. CMS also issued an advance notice of proposed rulemaking that requested public comment on the proposed program, which is contemplated to initially cover fifty percent of Medicare Part B spending on separately payable Part B drugs (such as EYLEA), with the IPI-based price for each such drug to be phased in over a period of five years; notice of proposed rulemaking on this program is pending review by the Office of Management and Budget. In addition, in July 2019, President Trump indicated that his administration was considering an executive order to establish a "most favored nation" pricing plan; and, in July 2020, President Trump announced that an executive order (the text of which is not yet available) utilizing a "most favored nation" pricing mechanism and/or potentially other drug-pricing measures could go into effect in late August 2020 unless an alternative proposal that substantially reduces drug prices is advanced by the pharmaceutical industry. While the scope and details of these contemplated executive actions (including whether and how their mechanism may differ from that of the proposed IPI drug pricing program discussed above) are not clear, this continues to signal that the U.S. administration intends to pursue new measures to constrain drug costs and Medicare payments for drugs. Similarly, various members of the current U.S. Congress and 2020 presidential candidates have indicated that lowering drug prices continues to be a legislative and political priority, and some have introduced proposals aimed at drug pricing. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
There is also significant actual and potential future competition for other products marketed by us and/or our collaborators under our collaboration agreements with them. For example, there are several companies that are marketing and/or developing antibodies or other molecules (such as siRNAs) against PCSK9 and IL-6 and/or IL-6R, which currently (or, for product candidates in development, may in the future if approved) compete with Praluent and Kevzara, respectively.
Product Candidates
Our other late-stage and earlier-stage clinical candidates in development are all fully human antibodies. Our VelocImmune® technology, other antibody generation technologies, and other late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies. We are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. We are also aware of other companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects. In addition, the first product to reach the market in a therapeutic area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our collaborators, can develop our product candidates, complete the clinical trials and approval processes, and, if such product candidates are approved for marketing and sale, supply commercial quantities to the market is expected to continue to be an important competitive factor. Due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for a product against any particular target, which may have a material adverse effect on our business or future prospects.
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
We sell EYLEA, Libtayo, Praluent, and ARCALYST in the United States to several distributors and specialty pharmacies, as applicable. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the six months ended June 30, 2020, our gross product sales of such products to two customers accounted on a combined basis for 87% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.

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
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates), difficulty in enrolling and maintaining subjects in a clinical trial, clinical trial design that may not make it possible to enroll a sufficient number of patients to achieve a statistically significant result or the desired level of statistical significance, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to the FDA's Good Laboratory Practice requirements ("GLPs") or GCPs. A clinical trial may also fail because it did not include and/or retain a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
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
Dupixent and Libtayo are being studied in additional indications, as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development." There is no guarantee that marketing approval of Dupixent or Libtayo (as applicable) in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, cold sores, oropharyngeal pain, and eosinophilia; and the side effects previously reported for Libtayo include certain immune-mediated adverse reactions, such as pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions, as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea. These and other complications or side effects could harm further development and/or commercialization of Dupixent and Libtayo (as applicable).
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal), as described in Note 12 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. For example, on February 11, 2020, anonymous parties filed two requests for ex parte reexamination of two of our patents - U.S. Patent Nos. 10,406,226 (the "'226 Patent") and 10,464,992 (the "'992 Patent"). The '226 Patent concerns methods for manufacturing VEGF antagonist fusion proteins, including aflibercept, and the '992 Patent concerns formulations and vials containing VEGF antagonist fusion proteins, including aflibercept. The USPTO has granted both requests to initiate reexamination proceedings. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent and patent infringement proceedings relating to Dupixent, as described in Note 12 to our Condensed Consolidated Financial Statements. In addition, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 12 to our Condensed Consolidated Financial Statements.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. For example, our internal manufacturing capacity will likely not be sufficient to cover the demand for REGN-COV2, our novel investigational antibody "cocktail" treatment designed to prevent and treat infection from the SARS-CoV-2 virus, if clinical trials evaluating this treatment are successful and we receive regulatory approval. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services, including with respect to drug-delivery devices (such as a pre-filled syringe, patch pump, auto-injector, or other delivery system). Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
Expanding our manufacturing capacity and establishing fill/finish capabilities will be costly and we may be unsuccessful in doing so in a timely manner, which could delay or prevent the launch and successful commercialization of our marketed products and product candidates or other indications for our marketed products if they are approved for marketing and could jeopardize our current and future clinical development programs.
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we have taken initial steps. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
Our ability to manufacture products may be impaired if any of our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture products in our Rensselaer, New York and Limerick, Ireland facilities and at additional facilities (if any) in the future (including our ability to conduct any fill/finish activities in the future), the ability of our collaborators to manufacture products at their facilities, and our ability to utilize other third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 12 to our Condensed Consolidated Financial Statements. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
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
We and our collaborators and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Our inability, or the inability of our collaborators and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.
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
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, known as off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 12 to our Condensed Consolidated Financial Statements included in this report, we are party to a civil complaint filed in June 2020 by the U.S. Attorney's Office for the District of Massachusetts concerning our support of 501(c)(3) organizations that provide financial assistance to patients; and we are cooperating with a pending government investigation concerning certain other business activities. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion in any such proceedings or investigations could harm our business, prospects, operating results, and financial condition.
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
We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, healthcare, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results, and reputation.
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
All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, intellectual property rights, and the framework for dispute resolution and asserting our rights against others, are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations could have a materially negative impact on our business. These include:

•changes in the FDA and foreign regulatory processes for new therapeutics that may delay or prevent the approval of any of our current or future product candidates;
•new laws, regulations, or judicial decisions related to healthcare availability or the payment for healthcare products and services, including prescription drugs, that would make it more difficult for us to market and sell products once they are approved by the FDA or foreign regulatory agencies;
•changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business; and
•changes in FDA and foreign cGMPs that may make it more difficult and costly for us to maintain regulatory compliance and/or manufacture our marketed product and product candidates in accordance with cGMPs.
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
We have operations and conduct business outside the United States and we plan to expand these activities. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, which include:
•unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements;
•other laws and regulatory requirements to which our business activities abroad are subject, such as the FCPA and the U.K. Bribery Act (discussed in greater detail above under "Risks from the improper conduct of employees, agents, contractors, or collaborators could adversely affect our reputation and our business, prospects, operating results, and financial condition");
•changes in the political or economic condition of a specific country or region;
•fluctuations in the value of foreign currency versus the U.S. dollar;
•tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers;
•difficulties in attracting and retaining qualified personnel; and
•cultural differences in the conduct of business.
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
Our clinical trial programs and research collaborations outside the U.S. (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource) implicate international data protection laws, including the European Union's General Data Protection Regulation (the "GDPR"). The GDPR has created a range of new compliance obligations, including increased transparency requirements and new data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher)). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the risk of substantial financial penalties for insufficient notice and consent, failure to respond to data subject rights requests, lack of a legal basis for the transfer of personal information out of the EU, or improper processing of personal data under the GDPR. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business and could create liability for us.

Furthermore, health privacy laws, data breach notification laws, consumer protection laws, data localization laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals' health and other personal information. Moreover, individuals about whom we or our collaborators obtain health or other personal information, as well as the providers and third parties who share this information with us, may have statutory or contractual limits that impact our ability to use and disclose the information. We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws both inside and outside the United States. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our Common Stock.
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
We depend upon third-party collaborators, including Sanofi and Bayer, and service providers such as CROs, outside testing laboratories, clinical investigator sites, third-party manufacturers, fill/finish providers, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these third parties in connection with the commercialization of our marketed products and our product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner (including as a result of its inability to perform due to financial or other relevant constraints) or in compliance with applicable GMPs, GLPs, or GCP standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates.
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
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, we intend to refinance the Bridge Facility (which we entered into in May 2020, as described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations") prior to its maturity in May 2021 by entering into new debt financing arrangements. In addition, in March 2017, we completed a $720.0 million lease financing for our existing corporate headquarters and other rentable area consisting of approximately 150 acres of predominately office buildings and laboratory space located in Tarrytown, New York, which will become due and payable in full on the five-year anniversary of the closing date unless extended with the consent of all the participants and subject to certain other conditions. Our ability to refinance or to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of our marketed products, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
Our indebtedness could adversely impact our business.
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of June 30, 2020, we had an aggregate of $2.216 billion of outstanding indebtedness under the Bridge Facility and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
•limit our ability to access capital markets and incur additional debt in the future;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, research and development, and mergers and acquisitions; and
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to competitors that have less debt.
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
As of June 30, 2020, we had $1.992 billion in cash and cash equivalents and $3.740 billion in marketable securities (including $805.1 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
The elimination of LIBOR could adversely affect our business, operating results, and financial condition.
In July 2017, the United Kingdom regulator that regulates the London Interbank Offered Rate ("LIBOR") announced its intention to phase out LIBOR rates by the end of 2021. No consensus exists as to what rate or rates may become accepted alternatives to LIBOR or whether LIBOR rates will cease to be published or supported before or after 2021. A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our outstanding variable-rate indebtedness and interest rate swaps, as well as floating-rate debt securities we hold. For example, if a published U.S. dollar LIBOR rate is unavailable after 2021, the rent payments for the leased facilities in Tarrytown, New York and the interest payments under the Bridge Facility, which are indexed to LIBOR, will be determined using various alternative methods, any of which may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form.

Risks Related to Our Common Stock
Our stock price is extremely volatile.
There has been significant volatility in our stock price and generally in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:
•net product sales of our marketed products (as recorded by us or our collaborators), in particular EYLEA, Dupixent, and Libtayo, as well as our overall operating results;
•if any of our product candidates or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;
•market acceptance of, and the market share for, our marketed products, especially EYLEA, Dupixent, and Libtayo;
•whether our net product sales and net profits underperform, meet, or exceed the expectations of investors or analysts;
•announcement of actions by the FDA or foreign regulatory authorities or their respective advisory committees regarding our, or our collaborators', or our competitors', currently pending or future application(s) for regulatory approval of product candidate(s) or new indications for marketed products;
•announcement of submission of an application for regulatory approval of one or more of our, or our competitors', product candidates or new indications for marketed products;
•progress, delays, or results in clinical trials of our or our competitors' product candidates or new indications for marketed products;
•impact of the COVID-19 pandemic;
•announcement of technological innovations or product candidates by us or competitors;
•claims by others that our products or technologies infringe their patents;
•challenges by others to our patents in the EPO and in the USPTO;
•public concern as to the safety or effectiveness of any of our marketed products or product candidates or new indications for our marketed products;
•pricing or reimbursement actions, decisions, or recommendations by government authorities, insurers, or other organizations (such as health maintenance organizations and pharmacy benefit management companies) affecting the coverage, reimbursement, or use of any of our marketed products or competitors' products;
•our ability to raise additional capital as needed on favorable terms;
•developments in our relationships with collaborators or key customers;
•developments in the biotechnology industry or in government regulation of healthcare, including those relating to compounding (i.e., a practice in which a pharmacist, a physician, or, in the case of an outsourcing facility, a person under the supervision of a pharmacist, combines, mixes, or alters ingredients of a drug to create a medication tailored to the needs of an individual patient);
•large sales of our Common Stock by our executive officers or other employees, directors, or significant shareholders (or the expectation of any such sales);
•changes in tax rates, laws, or interpretation of tax laws;
•arrivals and departures of key personnel;
•general market conditions;
•our ability to repurchase our Common Stock under any share repurchase program on favorable terms or at all;
•trading activity that results from the rebalancing of stock indices in which our Common Stock is included, or the inclusion or exclusion of our Common Stock from such indices;
•other factors identified in these "Risk Factors"; and
•the perception by the investment community or our shareholders of any of the foregoing factors.

The trading price of our Common Stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our Common Stock in the market. As discussed in greater detail under "Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings" below, a large percentage of our Common Stock is owned by a small number of our principal shareholders. As a result, the public float of our Common Stock (i.e., the portion of our Common Stock held by public investors, as opposed to the Common Stock held by our directors, officers, and principal shareholders) may be lower than the public float of other large public companies with broader public ownership. Therefore, the trading price of our Common Stock may fluctuate significantly more than the stock market as a whole. These factors may exacerbate the volatility in the trading price of our Common Stock and may negatively impact your ability to liquidate your investment in Regeneron at the time you wish at a price you consider satisfactory. Broad market fluctuations may also adversely affect the market price of our Common Stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation, which may harm our business, prospects, operating results, and financial condition.
Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2020, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 35.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2020. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will continue to repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
Our board of directors previously authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock (of which $473.1 million remained available as of June 30, 2020). Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2020, holders of Class A Stock held 15.1% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2020:
•our current executive officers and directors beneficially owned 8.9% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2020, and 20.1% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2020; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 35.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2020. In addition, these five shareholders plus our Chief Executive Officer held approximately 43.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2020.
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
Our certificate of incorporation, our by-laws, and the New York Business Corporation Law contain various provisions that could have the effect of delaying or preventing a change in control of our Company or our management that shareholders may consider favorable or beneficial. Some of these provisions could discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. These provisions include:
•authorization to issue "blank check" preferred stock, which is preferred stock that can be created and issued by the board of directors without prior shareholder approval, with rights senior to those of our Common Stock and Class A Stock;
•a staggered board of directors, so that it would take three successive annual shareholder meetings to replace all of our directors;
•a requirement that removal of directors may only be effected for cause and only upon the affirmative vote of at least eighty percent (80%) of the outstanding shares entitled to vote for directors, as well as a requirement that any vacancy on the board of directors may be filled only by the remaining directors;
•a provision whereby any action required or permitted to be taken at any meeting of shareholders may be taken without a meeting, only if, prior to such action, all of our shareholders consent, the effect of which is to require that shareholder action may only be taken at a duly convened meeting;
•a requirement that any shareholder seeking to bring business before an annual meeting of shareholders must provide timely notice of this intention in writing and meet various other requirements; and
•under the New York Business Corporation Law, in addition to certain restrictions which may apply to "business combinations" involving our Company and an "interested shareholder," a plan of merger or consolidation of our Company must be approved by two-thirds of the votes of all outstanding shares entitled to vote thereon. See the risk factor above captioned "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management."
Pursuant to the January 2014 amended and restated investor agreement between us and Sanofi, as amended, Sanofi is bound by certain "standstill" provisions, which contractually prohibit Sanofi from seeking to directly or indirectly exert control of our Company or acquiring more than 30% of our Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the later of the fifth anniversaries of the expiration or earlier termination of our License and Collaboration Agreement with Sanofi relating to our Antibody Collaboration or our ZALTRAP collaboration agreement with Sanofi, each as amended; (ii) our announcement recommending acceptance by our shareholders of a tender offer or exchange offer that, if consummated, would constitute a change of control involving us; (iii) the public announcement of any definitive agreement providing for a change of control involving us; (iv) the date of any issuance of shares of Common Stock by us that would result in another party having more than 10% of the voting power of our outstanding Class A Stock and Common Stock (taken together) unless such party enters into a standstill agreement containing certain terms substantially similar to the standstill obligations of Sanofi; or (v) other specified events, such as a liquidation or dissolution of our Company.
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
In addition, our Change in Control Severance Plan and the employment agreement with our Chief Executive Officer, each as amended and restated, provide for severance benefits in the event of termination as a result of a change in control of our Company. Also, equity awards issued under our long-term incentive plans may become fully vested in connection with a "change in control" of our Company, as defined in the plans. These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock purchased directly from Sanofi, Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under one of our long-term incentive plans, and Common Stock we elected to purchase from Sanofi pursuant to the terms of the Letter Agreement relating to Sanofi's funding obligation in connection with (i) Libtayo development costs incurred under the IO License and Collaboration Agreement and (ii) certain activities relating to dupilumab and REGN3500 incurred under the LCA, during the three months ended June 30, 2020. Refer to Part I, Item 2. "Liquidity and Capital Resources" for further information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
4/1/2020–4/30/2020	1,122	$510.37	—	473,117,435
5/1/2020–5/31/2020	9,806,805	$509.85	—	473,117,435
6/1/2020–6/30/2020	120,234	$597.48	—	473,117,435
Total	9,928,161		—

(1) Relates to our share repurchase program. Refer to Part I, Item 2. "Liquidity and Capital Resources - Share Repurchase Program" for further details.
ITEM 6. EXHIBITS
(a)  Exhibits

Exhibit Number	Description
10.1+
Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Registration Statement on Form S-8 for the Registrant, filed June 16, 2020.)

10.2
Credit Agreement, dated as of May 25, 2020, by and among the Registrant, as borrower; Goldman Sachs Bank USA, as administrative agent, sole bookrunner, sole lead arranger, and a lender; and the other lenders party thereto from time to time. (Incorporated by reference from the Form 8-K for the Registrant, filed May 29, 2020.)

10.2.1	Amendment No. 1 to Credit Agreement, dated as of June 11, 2020, by and between the Registrant, as borrower, and Goldman Sachs Bank USA, as administrative agent.
10.3*
Third Amendment to Amended and Restated License and Collaboration Agreement, dated as of April 5, 2020, and effective as of April 1, 2020, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi.

10.4*	Praluent Cross License & Commercialization Agreement, dated as of April 5, 2020, and effective as of April 1, 2020, by and between the Registrant and Sanofi Biotechnology SAS.
10.5	Stock Repurchase Agreement, dated as of May 25, 2020, by and between the Registrant and Sanofi. (Incorporated by reference from the Form 8-K for the Registrant, filed May 29, 2020.)
10.6
Amendment to the Amended and Restated Investor Agreement, dated as of May 25, 2020, by and among the Registrant, Sanofi, Sanofi-Aventis US LLC, and Aventisub LLC. (Incorporated by reference from the Form 8-K for the Registrant, filed May 29, 2020.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.
* Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 5, 2020	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)