Form 10-Q
period 2020-09-30
REGENERON PHARMACEUTICALS, INC.
filed 2020-11-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of October 23, 2020:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,848,970
Common Stock, $.001 par value	104,857,294

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®," "EYLEA®," "Inmazeb™," "Libtayo®" (in the United States), "Praluent®" (in the United States), "Regeneron®," "Regeneron Genetics Center®," "Veloci-Bi®," "VelociGene®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT™," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,573.0	$1,617.8
Marketable securities	1,452.9	1,596.5
Accounts receivable - trade, net	3,092.5	2,100.0
Accounts receivable - Sanofi	460.8	260.6
Accounts receivable - other	486.2	425.0
Inventories	1,801.6	1,415.5
Prepaid expenses and other current assets	230.6	273.7
Total current assets	9,097.6	7,689.1

Marketable securities	2,875.1	3,256.8
Property, plant, and equipment, net	3,138.3	2,890.4
Deferred tax assets	804.2	824.2
Other noncurrent assets	168.8	144.7
Total assets	$16,084.0	$14,805.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$443.1	$418.1
Accrued expenses and other current liabilities	1,303.0	1,211.4
Deferred revenue - Sanofi	409.3	310.5
Deferred revenue - other	85.5	71.6
Other liabilities - Sanofi	96.9	85.0
Total current liabilities	2,337.8	2,096.6

Long-term debt	1,978.3	—
Finance lease liabilities	716.5	713.9
Deferred revenue - Sanofi	37.9	27.7
Deferred revenue - other	67.0	77.6
Other liabilities - Sanofi	367.0	482.0
Other noncurrent liabilities	454.0	317.7
Total liabilities	5,958.5	3,715.5

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,848,970 in 2020 and 2019	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 120,516,837 in 2020 and 113,288,103 in 2019	0.1	0.1
Additional paid-in capital	6,592.8	4,428.6
Retained earnings	9,743.8	7,379.8
Accumulated other comprehensive income	30.8	21.1
Treasury Stock, at cost; 15,741,824 shares in 2020 and 4,860,123 shares in 2019	(6,242.0)	(739.9)
Total stockholders' equity	10,125.5	11,089.7
Total liabilities and stockholders' equity	$16,084.0	$14,805.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statements of Operations
Revenues:
Net product sales	$1,482.2	$1,238.3	$3,945.8	$3,548.0
Sanofi collaboration revenue	353.3	175.0	869.3	232.8
Bayer collaboration revenue	299.9	293.6	825.5	834.8
Other revenue	158.6	36.8	433.6	78.5
	2,294.0	1,743.7	6,074.2	4,694.1

Expenses:
Research and development	684.6	526.0	1,990.5	1,897.6
Selling, general, and administrative	326.9	304.4	1,042.5	890.1
Cost of goods sold	131.0	115.9	312.3	253.8
Cost of collaboration and contract manufacturing	143.0	109.6	454.5	289.6
Other operating (income) expense, net	(44.6)	(50.7)	(135.2)	(171.1)
	1,240.9	1,005.2	3,664.6	3,160.0

Income from operations	1,053.1	738.5	2,409.6	1,534.1

Other income (expense):
Other (expense) income, net	(28.5)	37.8	218.3	28.7
Interest expense	(26.3)	(7.8)	(42.1)	(23.5)
	(54.8)	30.0	176.2	5.2

Income before income taxes	998.3	768.5	2,585.8	1,539.3

Income tax expense	156.2	98.9	221.8	215.5

Net income	$842.1	$669.6	$2,364.0	$1,323.8

Net income per share - basic	$7.98	$6.12	$21.83	$12.12
Net income per share - diluted	$7.39	$5.86	$20.36	$11.54

Weighted average shares outstanding - basic	105.5	109.4	108.3	109.2
Weighted average shares outstanding - diluted	113.9	114.2	116.1	114.7

Statements of Comprehensive Income
Net income	$842.1	$669.6	$2,364.0	$1,323.8
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities	(4.9)	1.0	10.9	31.5
Unrealized gain (loss) on cash flow hedges	0.2	(0.3)	(1.2)	(2.7)
Comprehensive income	$837.4	$670.3	$2,373.7	$1,352.6

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	1.8	—	113.3	$0.1	$4,428.6	$7,379.8	$21.1	(4.9)	$(739.9)	$11,089.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	3.1	—	817.4	—	—	—	—	817.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(155.1)	—	—	—	—	(155.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.5	—	—	—	2.1	14.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.8)	(336.0)	(336.0)
Stock-based compensation charges	—	—	—	—	108.0	—	—	—	—	108.0
Net income	—	—	—	—	—	624.6	—	—	—	624.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(30.2)	—	—	(30.2)
Balance, March 31, 2020	1.8	—	116.0	0.1	5,211.4	8,004.4	(9.1)	(5.7)	(1,073.8)	12,133.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	4.4	—	1,355.5	—	—	—	—	1,355.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.6)	—	(416.5)	—	—	—	—	(416.5)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	7.4	—	—	—	2.7	10.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(9.9)	(5,071.8)	(5,071.8)
Stock-based compensation charges	—	—	—	—	105.2	—	—	—	—	105.2
Net income	—	—	—	—	—	897.3	—	—	—	897.3
Other comprehensive income, net of tax	—	—	—	—	—	—	44.6	—	—	44.6
Balance, June 30, 2020	1.8	—	119.8	0.1	6,263.0	8,901.7	35.5	(15.6)	(6,142.9)	9,057.4
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.9	—	297.5	—	—	—	—	297.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(80.9)	—	—	—	—	(80.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	8.6	—	—	—	1.3	9.9
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.1)	(100.4)	(100.4)
Stock-based compensation charges	—	—	—	—	104.6	—	—	—	—	104.6
Net income	—	—	—	—	—	842.1	—	—	—	842.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4.7)	—	—	(4.7)
Balance, September 30, 2020	1.8	—	120.5	$0.1	$6,592.8	$9,743.8	$30.8	(15.7)	$(6,242.0)	$10,125.5

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	1.9	—	111.1	$0.1	$3,911.6	$5,254.3	$(12.3)	(4.0)	$(396.4)	$8,757.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.6	—	140.9	—	—	—	—	140.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(10.7)	—	—	—	—	(10.7)
Issuance of Common Stock for 401(k) Savings Plan	—	—	—	—	4.3	—	—	0.1	6.2	10.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.1)	(54.0)	(54.0)
Stock-based compensation charges	—	—	—	—	114.8	—	—	—	—	114.8
Adjustment upon adoption of new accounting standard	—	—	—	—	—	9.7	—	—	—	9.7
Net income	—	—	—	—	—	461.1	—	—	—	461.1
Other comprehensive income, net of tax	—	—	—	—	—	—	15.1	—	—	15.1
Balance, March 31, 2019	1.9	—	111.7	0.1	4,160.9	5,725.1	2.8	(4.0)	(444.2)	9,444.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.3	—	13.9	—	—	—	—	13.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(29.7)	—	—	—	—	(29.7)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	9.3	—	—	—	2.4	11.7
Stock-based compensation charges	—	—	—	—	109.2	—	—	—	—	109.2
Net income	—	—	—	—	—	193.1	—	—	—	193.1
Other comprehensive income, net of tax	—	—	—	—	—	—	13.0	—	—	13.0
Balance, June 30, 2019	1.9	—	111.9	0.1	4,263.6	5,918.2	15.8	(4.0)	(441.8)	9,755.9
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	8.3	—	—	—	—	8.3
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	3.9	—	—	—	2.1	6.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.2)	(48.7)	(48.7)
Conversion of Class A Stock to Common Stock	(0.1)	—	0.1	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	112.7	—	—	—	—	112.7
Net income	—	—	—	—	—	669.6	—	—	—	669.6
Other comprehensive income, net of tax	—	—	—	—	—	—	0.7	—	—	0.7
Balance, September 30, 2019	1.8	—	112.1	$0.1	$4,388.4	$6,587.8	$16.5	(4.2)	$(488.4)	$10,504.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,364.0	$1,323.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174.2	156.0
Non-cash compensation expense	310.5	330.8
Other non-cash items, net	(111.3)	113.2
Deferred taxes	117.9	(110.0)
Changes in assets and liabilities:
Increase in Sanofi, trade, and other accounts receivable	(1,275.3)	(464.5)
Increase in inventories	(402.4)	(227.2)
Decrease in prepaid expenses and other assets	16.4	24.8
Increase in deferred revenue	112.3	166.8
Increase in accounts payable, accrued expenses, and other liabilities	80.8	328.9
Total adjustments	(976.9)	318.8
Net cash provided by operating activities	1,387.1	1,642.6

Cash flows from investing activities:
Purchases of marketable and other securities	(2,642.7)	(2,834.9)
Sales or maturities of marketable and other securities	3,330.3	1,306.4
Capital expenditures	(453.2)	(290.6)
Net cash provided by (used in) investing activities	234.4	(1,819.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,981.9	—
Proceeds from bridge loan facility	1,500.0	—
Repayment of bridge loan facility	(1,500.0)	—
Proceeds from issuance of Common Stock	2,471.1	163.5
Payments in connection with Common Stock tendered for employee tax obligations	(652.5)	(40.5)
Repurchases of Common Stock	(5,465.7)	(29.4)
Net cash (used in) provided by financing activities	(1,665.2)	93.6

Net decrease in cash, cash equivalents, and restricted cash	(43.7)	(82.9)

Cash, cash equivalents, and restricted cash at beginning of period	1,630.3	1,480.2

Cash, cash equivalents, and restricted cash at end of period	$1,586.6	$1,397.3

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
The change in presentation has been applied retrospectively. The tables below present the impact of the change on the Company’s previously-filed Consolidated Balance Sheet as of December 31, 2019, the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019, and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019. The Company’s previously-filed balance sheet has been updated to reflect the addition of the caption Other liabilities for the presentation of up-front and development milestones paid by collaborators that are deferred. There was no impact on the Company’s previously-filed Consolidated Statements of Stockholders’ Equity.

	December 31, 2019
Balance Sheet Data:	As Previously Reported	Adjustments	As Revised
Accrued expenses and other current liabilities	$1,086.8	$124.6	$1,211.4
Deferred revenue - Sanofi (current)	$395.5	$(85.0)	$310.5
Deferred revenue - other (current)	$196.2	$(124.6)	$71.6
Other liabilities - Sanofi (current)	—	$85.0	$85.0
Deferred revenue - Sanofi (noncurrent)	$509.7	$(482.0)	$27.7
Deferred revenue - other (noncurrent)	$109.3	$(31.7)	$77.6
Other liabilities - Sanofi (noncurrent)	—	$482.0	$482.0
Other noncurrent liabilities	$286.0	$31.7	$317.7

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Statement of Operations Data:	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Sanofi collaboration revenue	$404.2	$(229.2)	$175.0	$999.7	$(766.9)	$232.8
Bayer collaboration revenue	$302.8	$(9.2)	$293.6	$868.0	$(33.2)	$834.8
Other revenue	$103.1	$(66.3)	$36.8	$278.2	$(199.7)	$78.5
Total revenues	$2,048.4	$(304.7)	$1,743.7	$5,693.9	$(999.8)	$4,694.1

Research and development	$663.4	$(137.4)	$526.0	$2,353.5	$(455.9)	$1,897.6
Selling, general, and administrative	$419.9	$(115.5)	$304.4	$1,248.0	$(357.9)	$890.1
Cost of collaboration and contract manufacturing(1)	$110.7	$(1.1)	$109.6	$304.5	$(14.9)	$289.6
Other operating (income) expense, net	—	$(50.7)	$(50.7)	—	$(171.1)	$(171.1)
Total operating expenses	$1,309.9	$(304.7)	$1,005.2	$4,159.8	$(999.8)	$3,160.0

(1) In addition to the reclassification of certain amounts in connection with the change in accounting presentation described above, the Company also reclassified certain immaterial reimbursements that were previously classified as collaboration revenue to Cost of collaboration and contract manufacturing.

	Nine Months Ended September 30, 2019
Cash Flows Data:	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Increase in deferred revenue	$375.8	$(209.0)	$166.8
Increase in accounts payable, accrued expenses, and other liabilities	$119.9	$209.0	$328.9
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
2. Product Sales
Net product sales consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Product Sales in the United States	2020	2019	2020		2019
EYLEA®	$1,318.3	$1,187.7	$3,604.0		$3,422.1
Libtayo®	71.6	47.6	196.6		115.2
Praluent®	48.5	*	95.7	*	*
REGN-COV2	40.2	—	40.2		—
ARCALYST®	3.6	3.0	9.3		10.7
	$1,482.2	$1,238.3	$3,945.8		$3,548.0

* Effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. See Note 3 for further details.

The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and nine months ended September 30, 2020 and 2019. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Besse Medical, a subsidiary of AmerisourceBergen Corporation	50%	57%	52%	57%
McKesson Corporation	34%	34%	34%	33%
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)

Nature/Type of Payment	Statement of Operations Presentation
Regeneron's share of profits or losses in connection with commercialization of products	Collaboration revenue
Reimbursement for manufacturing of commercial supplies	Collaboration revenue
Royalties and/or sales-based milestones earned	Collaboration revenue
Reimbursement of Regeneron's research and development expenses	Reduction to Research and development expenses
Regeneron's obligation for its share of collaborator's research and development expenses	Research and development expense
Up-front and development milestone payments to collaborators	Research and development expense
Reimbursement of Regeneron's commercialization-related expenses	Reduction to Selling, general, and administrative expense
Regeneron's obligation for its share of collaborator's commercialization-related expenses	Selling, general, and administrative expense
Regeneron's obligation to pay collaborator for its share of gross profits when Regeneron is deemed to be the principal	Cost of goods sold
Up-front and development milestones earned (when we have a combined unit of account which includes a license and providing research and development services)	Other operating income
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Sanofi collaboration revenue	$212.8	$94.2	$555.6	$105.2
Sales-based milestone earned	Sanofi collaboration revenue	$50.0	—	$50.0	—
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$94.3	$85.4	$275.0	$143.8
Reimbursement of research and development expenses	Reduction of Research and development expense	$45.5	$60.2	$174.4	$216.5
Regeneron's obligation for its share of Sanofi research and development expenses	Research and development expense	$(17.5)	$(10.2)	$(59.1)	$(29.8)
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$83.2	$111.6	$260.4	$349.3

Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	Sanofi collaboration revenue	$(4.7)	$(4.6)	$(17.3)	$(16.2)
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$0.9	—	$6.0	—
Reimbursement of research and development expenses	Reduction of Research and development expense	$49.8	$38.0	$136.7	$120.9
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$14.5	$3.0	$39.2	$7.0
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(31.5)	$(20.1)	$(86.5)	$(51.5)
Amounts recognized in connection with up-front payments received	Other operating income	$20.0	$18.5	$57.0	$73.8
See Note 8 and Note 10 for information regarding Sanofi's sale of our Common Stock during the second quarter of 2020.
Antibody
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). Under the companies' Antibody License and Collaboration Agreement (the "LCA"), following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are generally shared 80% by Sanofi and 20% by Regeneron. All other agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi.
Effective January 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and itepekimab (collectively, the "Dupilumab/Itepekimab Eligible Investments"). Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement and Note 10 for additional information regarding shares purchased by us from Sanofi during the three and nine months ended September 30, 2020 and 2019.
Sanofi leads commercialization activities for products developed under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. See discussion below related to the development and commercialization of Praluent

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
effective April 1, 2020. In addition to profit and loss sharing, the Company is entitled to receive sales milestone payments from Sanofi. In the third quarter of 2020, the Company earned, and recognized as revenue, the first $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $200.0 million in additional sales milestone payments from Sanofi.
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	September 30,	December 31,
	2020	2019
Accounts receivable	$453.2	$272.7
Deferred revenue	$433.6	$328.8
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
Immuno-Oncology
The Company is party to a collaboration with Sanofi to research, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Amended and Restated Immuno-oncology Discovery and Development Agreement ("Amended IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement").
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
Under the terms of the IO License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, agreed-upon development and commercialization expenses for Libtayo. Pursuant to the Letter Agreement, the Libtayo development budget was increased and the Company has agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Libtayo development and Dupilumab/Itepekimab Eligible Investments incurred in

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
periods through September 30, 2020 by selling certain shares of our Common Stock directly or indirectly owned by Sanofi; if Sanofi desires to sell such shares, we may elect to purchase, in whole or in part, such shares from Sanofi. See Note 10 for additional information regarding shares purchased by us from Sanofi during the three and nine months ended September 30, 2020 and 2019.
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States (see Note 2 for related product sales information), while Sanofi leads commercialization activities outside of the United States and the parties equally share profits and losses from worldwide sales.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	September 30,	December 31,
	2020	2019
Accounts receivable, net	$(4.5)	$(16.7)
Deferred revenue	$13.6	$9.4
Other liabilities	$441.8	$558.6
Other liabilities include up-front payments received from Sanofi for which recognition has been deferred.
The aggregate amount of the estimated consideration under the IO Collaboration related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of September 30, 2020 was $951.0 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
b. Bayer
Amounts recognized in our Statements of Operations in connection with our Bayer EYLEA collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	Bayer collaboration revenue	$287.9	$275.0	$772.6	$793.3
Reimbursement for manufacturing of commercial supplies	Bayer collaboration revenue	$12.0	$18.6	$52.9	$41.5
Reimbursement of development expenses	Reduction of Research and development expense	$11.5	$5.0	$34.3	$15.6
Regeneron's obligation for its share of Bayer research and development expenses	Research and development expense	$(12.9)	$(7.0)	$(26.3)	$(13.6)
Reimbursement of other expenses	Cost of collaboration and contract manufacturing	$2.0	$3.7	$5.3	$16.6
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
The following table summarizes contract balances in connection with our Bayer EYLEA collaboration:

	September 30,	December 31,
	2020	2019
Accounts receivable - other	$299.2	$311.6
Deferred revenue	$122.1	$123.0
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
Amounts recognized in our Statements of Operations in connection with the Teva Collaboration Agreement are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Reimbursement of research and development expenses	Reduction of Research and development expense	$25.9	$34.2	$82.1	$102.9
Amounts recognized in connection with up-front and development milestone payments received	Other operating income	$17.2	$22.8	$54.5	$68.8
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	September 30,	December 31,
	2020	2019
Accounts receivable - other	$26.6	$21.2
Other liabilities	$61.0	$114.4
Other liabilities include up-front and development milestone payments received from Teva for which recognition has been deferred.
The aggregate amount of estimated consideration under the Teva Collaboration Agreement related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of September 30, 2020 was $130.3 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
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
e. Biomedical Advanced Research Development Authority ("BARDA")
In the first quarter of 2020, we announced an expansion of our Other Transaction Agreement ("OTA") with BARDA, pursuant to which the U.S. Department of Health and Human Services ("HHS") is obligated to fund 80% of certain of our costs incurred for certain research and development activities related to COVID-19 treatments. In July 2020, we entered into an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished REGN-COV2 to the U.S. government. The agreement could result in payments to the Company of up to $450.2 million in the aggregate for bulk manufacturing of the drug substance, as well as fill/finish and storage activities. See Note 2 for REGN-COV2 net product sales recognized in connection with this agreement during the three months ended September 30, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income - basic and diluted	$842.1	$669.6	$2,364.0	$1,323.8

(Shares in millions)
Weighted average shares - basic	105.5	109.4	108.3	109.2
Effect of dilutive securities:
Stock options	7.8	4.8	7.3	5.5
Restricted stock	0.6	—	0.5	—
Weighted average shares - diluted	113.9	114.2	116.1	114.7

Net income per share - basic	$7.98	$6.12	$21.83	$12.12
Net income per share - diluted	$7.39	$5.86	$20.36	$11.54
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2020	2019	2020	2019
Stock options	0.1	18.3	2.6	18.2
Restricted stock	—	0.4	—	0.4

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
5. Marketable Securities
Marketable securities as of September 30, 2020 and December 31, 2019 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

	Amortized	Unrealized		Fair
As of September 30, 2020	Cost Basis	Gains	Losses	Value
Corporate bonds	$2,796.6	$40.1	$(0.7)	$2,836.0
U.S. government and government agency obligations	133.5	1.3	(0.1)	134.7
Sovereign bonds	65.4	1.2	—	66.6
Commercial paper	390.4	0.2	—	390.6
Certificates of deposit	122.4	0.1	—	122.5
	$3,508.3	$42.9	$(0.8)	$3,550.4

As of December 31, 2019
Corporate bonds	$3,960.5	$27.8	$(0.2)	$3,988.1
U.S. government and government agency obligations	54.3	0.2	(0.1)	54.4
Sovereign bonds	26.9	0.4	—	27.3
Commercial paper	92.3	—	—	92.3
Certificates of deposit	72.3	0.1	—	72.4
	$4,206.3	$28.5	$(0.3)	$4,234.5
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of September 30, 2020 mature at various dates through September 2025. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	September 30,	December 31,
	2020	2019
Maturities within one year	$1,452.9	$1,596.5
Maturities after one year through five years	2,097.5	2,638.0
	$3,550.4	$4,234.5
The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
As of September 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$560.5	$(0.7)	—	—	$560.5	$(0.7)
U.S. government and government agency obligations	45.5	(0.1)	—	—	45.5	(0.1)
	$606.0	$(0.8)	—	—	$606.0	$(0.8)

As of December 31, 2019
Corporate bonds	$257.2	$(0.2)	—	—	$257.2	$(0.2)
U.S. government and government agency obligations	17.3	(0.1)	—	—	17.3	(0.1)
	$274.5	$(0.3)	—	—	$274.5	$(0.3)

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
For the three months ended September 30, 2020, realized gains on sales of marketable securities were not material. For the nine months ended September 30, 2020, realized gains were $28.5 million. Realized losses were not material for the three and nine months ended September 30, 2020. There were no realized losses on sales of marketable securities, and realized gains were not material, for the three and nine months ended September 30, 2019.
With respect to marketable securities, for the three and nine months ended September 30, 2020 and 2019, amounts reclassified from Accumulated other comprehensive income into Other (expense) income, net were related to realized gains and losses on sales of available-for-sale debt securities (as described above).
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
•Level 3 - Significant other unobservable inputs

		Fair Value Measurements at Reporting Date
As of September 30, 2020	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$2,836.0	—	$2,836.0
U.S. government and government agency obligations	134.7	—	134.7
Sovereign bonds	66.6	—	66.6
Commercial paper	390.6	—	390.6
Certificates of deposit	122.5	—	122.5
Equity securities (unrestricted)	41.3	$41.3	—
Equity securities (restricted)	736.3	720.0	16.3
	$4,328.0	$761.3	$3,566.7

As of December 31, 2019
Available-for-sale debt securities:
Corporate bonds	$3,988.1	—	$3,988.1
U.S. government and government agency obligations	54.4	—	54.4
Sovereign bonds	27.3	—	27.3
Commercial paper	92.3	—	92.3
Certificates of deposit	72.4	—	72.4
Equity securities (unrestricted)	61.6	$61.6	—
Equity securities (restricted)	557.2	557.2	—
	$4,853.3	$618.8	$4,234.5
The Company held certain restricted equity securities as of September 30, 2020 which are subject to transfer restrictions that expire at various dates through 2024.
During the three and nine months ended September 30, 2020, we recorded $37.5 million of net unrealized losses and $133.8 million of net unrealized gains, respectively, on equity securities in Other (expense) income, net. During the three and nine months ended September 30, 2019, we recorded $15.7 million of net unrealized gains and $58.4 million of net unrealized losses, respectively, on equity securities in Other (expense) income, net.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
In addition to the investments summarized in the table above, as of September 30, 2020 and December 31, 2019, the Company had $60.6 million and $55.6 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.

The fair value of our long-term debt (see Note 8 "Senior Notes" for additional details) was estimated to be $1.929 billion as of September 30, 2020, and was determined based on Level 2 inputs.
7. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$400.4	$216.3
Work-in-process	715.4	727.7
Finished goods	132.1	70.6
Deferred costs	553.7	400.9
	$1,801.6	$1,415.5
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred (see Note 3).
8. Debt
Bridge Loan Facility
As described in Note 10, we purchased shares of our Common Stock from Sanofi, in connection with Sanofi's secondary offering of our Common Stock held by Sanofi, with a combination of cash on hand, proceeds from the sale of marketable securities, and proceeds from loans under a $1.5 billion senior unsecured 364-day bridge loan facility (the "Bridge Facility") which was entered into in May 2020. The loans under the Bridge Facility bore interest at a variable interest rate based on either the London Interbank Offered Rate or the alternate base rate, plus an applicable margin that varied with our debt rating and total leverage ratio. The Bridge Facility was repaid in full during the third quarter of 2020 following the closing of the issuance and sale of the Company's senior notes (as described below).
Senior Notes
In August 2020, we issued and sold $1.250 billion aggregate principal amount of senior unsecured notes due 2030 (the "2030 Notes") and $750 million aggregate principal amount of senior unsecured notes due 2050 (the "2050 Notes" and, together with the 2030 Notes, the "Notes"). Net proceeds from the issuance and sale of the Notes (after deducting underwriting discounts and offering expenses) were used in part to repay in full the Bridge Facility described above. The underwriting discounts and offering expenses are being amortized as additional interest expense over the period from issuance through maturity.
The 2030 Notes accrue interest at the rate of 1.750% per year and will mature on September 15, 2030. The 2050 Notes accrue interest at the rate of 2.800% per year and will mature on September 15, 2050. Interest on each series of Notes is payable semi-annually in arrears on March 15 and September 15 of each year until their respective maturity dates. Interest expense related to the Notes for the three months ended September 30, 2020 was $6.4 million.
The Notes may be redeemed at the Company’s option at any time at 100% of the principal amount plus accrued and unpaid interest, and, until a specified period before maturity, a specified make-whole amount. The Notes contain a change-of-control provision that, under certain circumstances, may require the Company to offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest.
The Notes also contain certain limitations on the Company’s ability to incur liens and enter into sale and leaseback transactions, as well as customary events of default.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 15.6% and 12.9% for the three months ended September 30, 2020 and 2019, respectively, and 8.6% and 14.0% for the nine months ended September 30, 2020 and 2019, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities.
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
The Company believes it is reasonably possible that its unrecognized tax benefits as of September 30, 2020 may decrease within the next twelve months, and, as a result, positively impact our effective tax rate, as a result of expected settlement of audits and statute of limitation lapses.
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

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Number of shares repurchased	179,824	898,991
Total cost of shares received	$100.4	$373.3

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
As of September 30, 2020, the Company had $372.7 million which remained available for share repurchases under the program.
Sanofi Funding of Certain Development Costs
As described in Note 3, effective January 2018, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development costs and/or Dupilumab/Itepekimab Eligible Investments by selling our Common Stock directly or indirectly owned by Sanofi. The table below summarizes the shares of our Common Stock Sanofi elected to sell, and we elected to purchase, to satisfy Sanofi's funding obligations and the cost of the shares received, which were recorded as Treasury Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Libtayo:
Number of shares purchased (by issuing a credit towards the amount owed by Sanofi)	—	103,761	77,677	210,733
Total cost of shares received	—	$29.2	$41.7	$73.3

Dupilumab/Itepekimab:
Number of shares purchased (in cash)	—	69,143	171,471	93,286
Total cost of shares received	—	$19.4	$93.3	$29.4
As of September 30, 2020, 279,766 shares of our Common Stock remained available for sale by Sanofi to satisfy its funding obligations with respect to Libtayo development costs and/or Dupilumab/Itepekimab Eligible Investments incurred in periods through September 30, 2020.
Additional Stock Purchased from Sanofi
In May 2020, a secondary offering of 13,014,646 shares of our Common Stock (the "Secondary Offering") held by Sanofi was completed. In connection with the Secondary Offering, we also purchased 9,806,805 shares directly from Sanofi for an aggregate purchase amount of $5 billion (the "Stock Purchase"). See Note 8 for additional information. As a result of the Secondary Offering and the Stock Purchase, Sanofi disposed of all of its shares of our Common Stock, other than 400,000 shares that it retained as of the closing of the Secondary Offering and the Stock Purchase (which Sanofi has used, and may continue to use, for the funding of certain development costs described above).
11. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$1,573.0	$1,384.8
Restricted cash included in Other noncurrent assets	13.6	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,586.6	$1,397.3
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
Supplemental disclosure of non-cash investing and financing activities
The following amounts were included in accounts payable, accrued expenses, and other liabilities:

	September 30,	December 31,	September 30,	December 31,
	2020	2019	2019	2018
Accrued capital expenditures	$100.4	$133.7	$100.5	$54.5
12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of September 30, 2020 and December 31, 2019, the Company had accruals for loss contingencies of $132.2 million and $100.0 million, respectively. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
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
On September 25, 2013, the Company commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting the '287 Patent and '163 Patent. Following a trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent, the court issued a final judgment on February 1, 2016, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. On appeal, the Court of Appeal (Civil Division of England and Wales) reversed the English High Court's decision and held that the '287 Patent and '163 Patent are both valid and infringed by Kymab and subsequently issued a final order, which enjoined Kymab from infringing the '287 Patent and '163 Patent (subject to certain exceptions) and required Kymab to destroy or deliver to a third party all products and antibodies and cells engineered to produce antibodies which infringe the '287 Patent and '163 Patent (subject to certain exceptions). On June 24, 2020, the Supreme Court of the United Kingdom overturned the decision of the Court of Appeal on validity and held that the '287 and '163 Patents are each invalid on the ground of insufficiency.
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
On January 3, 2019, the District Court held oral argument in the remanded proceedings on the Company and the Sanofi defendants' motion for judgment on the pleadings regarding Amgen's willful infringement claim. On January 18, 2019, the District Court entered an order (i) denying the Company and the Sanofi defendants' motion for summary judgment on validity, (ii) denying Amgen's motion for partial summary judgment on estoppel, and (iii) granting the Company and the Sanofi defendants' cross-motion for summary judgment on estoppel. On February 8, 2019, the District Court granted the Company and the Sanofi defendants' motion for judgment on the pleadings, thereby dismissing Amgen's claim of willful infringement. The second jury trial in this litigation (the "Second Trial") was held before the District Court in February 2019 to determine the validity of Amgen's asserted patent claims. On February 25, 2019, the jury returned a verdict in the Second Trial generally in favor of Amgen, finding that two claims of the '165 Patent and one claim of the '741 Patent were not invalid. The jury also found that two claims of the '165 Patent were invalid for lack of adequate written description while rejecting the lack of enablement challenges to those two claims. On August 28, 2019, the District Court ruled as a matter of law that Amgen's asserted patent claims are invalid based on lack of enablement. The District Court also conditionally denied the Company and the Sanofi defendants' motion for a new trial. On October 23, 2019, Amgen filed a notice of appeal of the District Court's decision with the Federal Circuit. An oral hearing before the Federal Circuit has been scheduled for December 9, 2020.
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
Europe
United Kingdom. On July 25, 2016, Amgen filed a lawsuit against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi-Synthelabo Limited, Aventis Pharma Limited, Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the English High Court of Justice, Chancery Division, Patents Court, in London, seeking a declaration of infringement of Amgen's European Patent No. 2,215,124 (the "'124 Patent"), which pertains to PCSK9 monoclonal antibodies, by Praluent. The lawsuit also seeks a permanent injunction, damages, an accounting of profits, and costs and interest. On February 8, 2017, the court temporarily stayed this litigation on terms mutually agreed by the parties. On October 22, 2020, the court lifted the stay upon application by the Company and the Sanofi defendants, and the case will proceed in due course.
Germany. On July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany (the "Düsseldorf Regional Court"), seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. On November 14, 2017, the Düsseldorf Regional Court issued a decision staying the infringement proceedings until a decision of the Opposition Division of the EPO concerning the pending opposition filed by the Company, Sanofi, and several other opponents against the '124 Patent (as discussed below). Following Amgen's request to reopen the proceedings in light of the issuance of the Preliminary Opinion (as defined below), the Düsseldorf Regional Court held an oral hearing on September 11, 2018 and ruled on December 10, 2018 that the infringement proceedings would be reopened. On July 11, 2019, the Düsseldorf Regional Court found that Praluent infringes the '124 Patent and granted an injunction prohibiting the Company and Sanofi's manufacture, sale, and marketing of Praluent in Germany (the

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
"July 11 Decision"). Amgen subsequently enforced the injunction and, as a result, commercialization of Praluent in Germany has been discontinued. On July 12, 2019, the Company and Sanofi appealed the July 11 Decision to the Higher Regional Court of Düsseldorf (the "Higher Regional Court"). An oral hearing on the merits of the appeal to the Higher Regional Court (originally scheduled for April 2, 2020) has been rescheduled for November 5, 2020. On August 5, 2019 and October 31, 2019, the Higher Regional Court denied the Company and Sanofi's requests for a stay of preliminary enforcement of the July 11 Decision pending the appeal on the merits. On November 3, 2020, Amgen filed a motion withdrawing this lawsuit without prejudice.
France. On September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi Chimie (subsequently added as a defendant). Amgen is seeking the prohibition of allegedly infringing activities with a €10,000 penalty per drug unit of Praluent produced in violation of the court order sought by Amgen; an appointment of an expert for the assessment of damages; disclosure of technical (including supply-chain) and accounting information to the expert and the court; provisional damages of €10.0 million (which would be awarded on an interim basis pending final determination); reimbursement of costs; publication of the ruling in three newspapers; and provisional enforcement of the decision to be issued, which would ensure enforcement of the decision (including any provisional damages) pending appeal. Amgen is not seeking a preliminary injunction in this proceeding at this time. On April 10, 2017, the Company and the Sanofi parties filed briefs seeking invalidation of certain of the claims of the '124 Patent, and Amgen filed a response on July 28, 2017. Oral hearing on this infringement lawsuit (originally scheduled for February 12, 2019) has yet to be rescheduled.
The Netherlands. On December 17, 2019, Amgen initiated a lawsuit alleging infringement of the Dutch designation of the '124 Patent in the District Court of The Hague in the Netherlands, against Sanofi-Aventis Netherlands B.V. and Sanofi-Aventis Groupe S.A. The Company has not been named as a defendant in this action. Amgen alleges, among other things, patent infringement based on the production, importation, and commercialization of Praluent (alirocumab) in the Netherlands. Amgen's requests are made on an accelerated basis and include, among other things, a request for a permanent injunction, damages, an order for customer information, a recall order, a destruction order, and an order for costs. A trial has been scheduled for February 12, 2021.
Italy. On December 20, 2019, Amgen filed a lawsuit for infringement of the Italian designation of the '124 Patent in the Tribunale di Milano - Enterprise Chamber in Milan, Italy, against Sanofi-Aventis Groupe S.A., Sanofi Chimie, and Sanofi SpA. The Company has not been named as a defendant in this action. Amgen alleges that the production, importation, and commercialization of Praluent (alirocumab) in Italy infringes the '124 Patent. The writ of summons filed by Amgen seeks, among other things, a declaration of infringement, a permanent injunction, withdrawal of product from the market, and damages. On June 24, 2020, Amgen also filed a preliminary injunction motion against the Sanofi parties. On August 12, 2020, the court denied Amgen's preliminary injunction motion.
Spain. On December 20, 2019, Amgen also filed a lawsuit alleging infringement of the Spanish designation of the '124 Patent in the Juzgado de lo Mercantil No. 5 (Commercial Court) in Barcelona, Spain, against Sanofi-Aventis, S.A. The Company was not named as a defendant in this action. Amgen alleged, among other things, patent infringement based on the manufacture, offering for sale, introduction into the market, use, and importation or possession of Praluent (alirocumab) in Spain. Amgen sought, among other things, a permanent injunction, withdrawal of Praluent from the market, seizure and destruction of Praluent from the market and in storage, and damages in the form of lost profits and costs and expenses. On May 12, 2020, the court stayed this lawsuit until October 30, 2020 on terms mutually agreed by the parties. On October 30, 2020, the stay was automatically lifted. On November 2, 2020, Amgen filed a motion withdrawing this lawsuit.
EPO Proceedings. The '124 Patent is also subject to opposition proceedings in the EPO seeking to invalidate certain of its claims, which were initiated by Sanofi on February 24, 2016 and, separately, by the Company, Sanofi, and several other opponents on November 24, 2016. On December 13, 2017, the Opposition Division of the EPO issued a preliminary, non-binding opinion (the "Preliminary Opinion") regarding the validity of the '124 Patent, indicating that it currently considers the claims of a new request filed by Amgen in response to the opposition to satisfy the requirements for patentability. An oral hearing on the oppositions against the '124 Patent was held on November 28–30, 2018, at which the Opposition Division upheld the validity of the '124 Patent's claims in amended form. The Company and Sanofi filed notices of appeal to the Technical Board of Appeal (the "TBA") of the EPO on November 30, 2018. An oral hearing before the TBA was held on October 28–29, 2020, at which the TBA ruled that the '124 Patent claims directed to compositions of matter and medical use were invalid based on a lack of inventive step.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in millions, except per share data)
Other
Japan. On May 19, 2017, Amgen filed a lawsuit for infringement of Amgen's Japanese Patent Nos. 5,906,333 (the "'333 Patent") and 5,705,288 (the "'288 Patent") in the Tokyo District Court Civil Division (the "Tokyo District Court") against Sanofi K.K. Amgen's complaint alleges that manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) infringe the '333 and '288 Patents. The complaint further seeks a permanent injunction, disposal of product, and court costs. The Company has not been named as a defendant in this litigation. On January 17, 2019, the Tokyo District Court upheld the validity of the '333 Patent and '288 Patent and ordered a permanent injunction against Sanofi K.K. to stop manufacturing, selling or otherwise transferring, and offering to sell or otherwise transfer Praluent (alirocumab) in Japan (as well as importing Praluent (alirocumab) into Japan) and to dispose of all product. However, the Tokyo District Court stayed the enforcement of such injunction pending appeal to the Intellectual Property High Court of Japan (the "IPHC"). On January 30, 2019, Sanofi K.K. appealed the Tokyo District Court's decision in the infringement proceedings to the IPHC. Following an oral hearing on October 30, 2019, the IPHC affirmed the Tokyo District Court's decision in the infringement proceedings. Sanofi K.K. appealed the IPHC's decision in the infringement proceedings to the Supreme Court of Japan on November 12, 2019. On April 24, 2020, the Supreme Court of Japan declined to hear the appeal filed by Sanofi K.K. in the infringement proceedings and the injunction issued by the Tokyo District Court became effective. Sanofi K.K. subsequently complied with the injunction and, as a result, the commercialization of Praluent in Japan has been discontinued. On March 31, 2020, Amgen filed a related lawsuit in the Tokyo District Court against Sanofi K.K. seeking damages incurred by Amgen as a result of the finding of infringement of the '333 Patent and the '288 Patent. The Company has not been named as a defendant in this damages action.
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
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the "Additional IPR Petitions"). On October 4, 2017, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. On February 15, 2018, the PTAB issued two decisions instituting the Company's and Sanofi's Additional IPR Petitions on all claims of the '487 Patent for which review had been requested. Oral hearings on the Additional IPR Petitions before the PTAB were held on November 14, 2018. On February 14, 2019, the PTAB issued final written decisions on the Additional IPR Petitions, invalidating all 17 claims of the '487 Patent as obvious based on one of the Additional IPR Petitions while declining to hold the challenged claims of the '487 Patent invalid based on the other. In April 2019, the parties filed notices of appeal with the Federal Circuit appealing the PTAB's respective adverse final written decisions on the Additional IPR Petitions, and oral argument was held on August 5, 2020. On October 13, 2020, the Federal Circuit affirmed the PTAB's decision on the Additional IPR Petition that invalidated all 17 claims of the '487 Patent as obvious.
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
Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On June 19, 2020, Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") filed a complaint with the U.S. International Trade Commission (the "ITC") pursuant to Section 337 of the Tariff Act of 1930 requesting that the ITC institute an investigation relating to the importation into the United States and/or sale within the United States after importation of EYLEA pre-filled syringes ("PFS") and/or components thereof which allegedly infringe Novartis’s U.S. Patent No. 9,220,631 (the "'631 Patent"). Novartis also requested a permanent limited exclusion order forbidding entry into the United States of EYLEA PFS or components thereof; a permanent cease-and-desist order from the importation, sale, offer for sale, advertising, packaging, or solicitation of any sale by the Company of EYLEA PFS or components thereof; and a bond should the Company continue to import EYLEA PFS (if found to infringe) during, if applicable, any 60-day Presidential review period (i.e., the period when the President of the United States (or his designee) can disapprove any ITC decision to issue an exclusion order or cease-and-desist order). The ITC instituted the investigation on July 22, 2020.
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
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended. The Company is also seeking injunctive relief and treble damages. On September 4, 2020, Novartis filed, and Vetter moved to join, a motion to dismiss the complaint, to transfer the lawsuit to the Northern District of New York, or to stay the suit; and on October 19, 2020, Novartis filed, and Vetter moved to join, a second motion to dismiss the complaint on different grounds.
Proceedings Relating to fasinumab
On May 21, 2020, the Company and Teva Pharmaceutical Industries Limited ("Teva") filed a lawsuit against Rinat Neurosciences Corp. ("Rinat"), a wholly owned subsidiary of Pfizer Inc., in the English High Court of Justice in London, seeking invalidation and revocation of Rinat's European Patent No. 2,270,048 (the "'048 Patent"), European Patent No.

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
The '048 Patent is subject to opposition proceedings in the EPO, which were initiated by the Company on August 10, 2016 and two other opponents on August 11, 2016. On January 3, 2018, the Opposition Division of the EPO issued a preliminary, non-binding opinion regarding the validity of the '048 Patent, indicating that it considered the granted patent to be invalid. An oral hearing on the oppositions against the '048 Patent was held on November 29–30, 2018, at which the Opposition Division upheld the validity of the '048 Patent's claims in amended form. The Company filed a notice of appeal to the TBA of the EPO on March 7, 2019. On October 21, 2020, Teva filed a notice of intervention with the TBA to take part in the appeal proceedings as an intervener.
The '711 Patent is also subject to opposition proceedings in the EPO, which were initiated by the Company on May 1, 2018. On January 31, 2019, the Opposition Division of the EPO issued a preliminary, non-binding opinion regarding the validity of the '711 Patent, indicating that it considered the granted patent to be invalid. An oral hearing on the opposition against the '711 Patent was held on December 3, 2019, at which the Opposition Division upheld the validity of the '711 Patent's claims in amended form. The Company filed a notice of appeal to the TBA on December 20, 2019. An oral hearing before the TBA has been scheduled for July 29, 2021.
Proceedings Relating to REGN-COV2
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221 (the "'221 Patent"). Allele seeks a judgment of patent infringement of the '221 Patent, a judgment that such infringement was willful, and an award of monetary damages (together with interest), treble damages, costs and expenses of the lawsuit, and attorneys' fees.
Department of Justice Matters
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST, and ZALTRAP®); and certain other related documents and communications. On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law. On August 24, 2020, the Company filed a motion to dismiss the complaint in its entirety. An oral hearing on the motion to dismiss was held on October 7, 2020.
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
Shareholder Demand
On or about September 30, 2020, the Company's board of directors received a demand letter from a purported shareholder of the Company. The demand alleges that Regeneron and its shareholders have been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. The demand letter requests that the Company's board of directors investigate alleged breaches of fiduciary duty by its officers and directors and other alleged violations of law and corporate governance practices and procedures; bring legal action against the persons responsible for causing the alleged damages; and implement and maintain an effective system of internal controls, compliance mechanisms, and corporate governance practices and procedures. The Company's board of directors, working with outside counsel, is evaluating this demand letter.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed or otherwise commercialized by Regeneron and/or its collaborators (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and our product candidates and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, InmazebTM (atoltivimab, maftivimab, and odesivimab-ebgn), REGN-COV2, fasinumab, evinacumab, garetosmab, pozelimab, Regeneron's oncology programs (including its costimulatory bispecific portfolio), Regeneron's earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and product candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and product candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation EYLEA, Dupixent, Libtayo, Praluent, Kevzara, Inmazeb, REGN-COV2, fasinumab, evinacumab, garetosmab, pozelimab, and odronextamab; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products (such as EYLEA, Dupixent, Libtayo, Praluent, and Kevzara), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and product candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and product candidates; uncertainty of market acceptance and commercial success of Regeneron's Products and product candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) on the commercial success of Regeneron's Products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and product candidates; the availability and extent of reimbursement of Regeneron’s Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), as well as Regeneron's agreement with Roche relating to REGN-COV2, to be cancelled or terminated; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, and Praluent described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 12 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.

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
Selected financial information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019*	2020	2019*
Revenues	$2,294.0	$1,743.7	$6,074.2	$4,694.1
Net income	$842.1	$669.6	$2,364.0	$1,323.8
Net income per share - diluted	$7.39	$5.86	$20.36	$11.54

* Certain revisions have been made to the previously reported revenues for the periods ended September 30, 2019. See Note 1 to our Condensed Consolidated Financial Statements for further details.
Products

Product		Disease Area(1)	Territory
			U.S.	EU	Japan	ROW(6)
EYLEA (aflibercept) Injection(2)	-	Neovascular age-related macular degeneration ("wet AMD")	✓	✓	✓	✓
	-	Diabetic macular edema ("DME")	✓	✓	✓	✓
	-	Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")	✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy	✓
	-	Neovascular glaucoma ("NVG")			✓
Dupixent (dupilumab) Injection(3)	-	Atopic dermatitis (in adults and adolescents)(7)	✓	✓	✓	✓
	-	Atopic dermatitis (in pediatrics 6–11 years of age)	✓			✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(3)(4)	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓

Product (continued)		Disease Area(1)	Territory
			U.S.	EU	Japan	ROW(6)
Praluent (alirocumab) Injection(5)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD") (in adults)	✓	✓	(9)	✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(3)	-	Rheumatoid arthritis ("RA") (in adults)	✓	✓	✓	✓
Inmazeb (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	-	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use	-	Cryopyrin-Associated Periodic Syndromes ("CAPS"), including Familial Cold Auto-inflammatory Syndrome ("FCAS") and Muckle-Wells Syndrome ("MWS")	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(8)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

Note: Refer to "Net Product Sales of Regeneron-Discovered Products" section below for information regarding whether net product sales for a particular product are recorded by us, Bayer, or Sanofi
(1) Refer to label information in each territory for specific indication
(2) In collaboration with Bayer (outside the United States)
(3) In collaboration with Sanofi
(4) Marketed as Libtayo (cemiplimab-rwlc) Injection in the United States
(5) In collaboration with Sanofi prior to April 2020. Effective April 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States. Pursuant to the April 2020 agreement, Sanofi pays us a royalty on net product sales of Praluent outside the United States. Refer to "Collaboration, License, and Other Agreements" section below for further details.

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

(9) No longer marketed by Sanofi in Japan due to injunction (see Note 12 to our Condensed Consolidated Financial Statements for further details)

Net Product Sales of Regeneron-Discovered Products

	Net Product Sales Recorded by Regeneron	Three Months Ended September 30,
		2020			2019			% Change
		U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	U.S.	$1,318.3	$780.0	$2,098.3	$1,187.7	$730.2	$1,917.9	9%
Dupixent	(b)	$851.2	$221.4	$1,072.6	$508.3	$124.8	$633.1	69%
Libtayo(b)	U.S.	$71.6	$24.5	$96.1	$47.6	$3.9	$51.5	87%
Praluent(c)	U.S.	$48.5	$43.0	$91.5	$33.5	$36.2	$69.7	31%
Kevzara	(b)	$33.2	$36.8	$70.0	$36.5	$18.3	$54.8	28%
REGN-COV2(d)	U.S.	$40.2	—	$40.2	—	—	—	(e)
ZALTRAP	(b)	$1.7	$22.5	$24.2	$3.1	$25.3	$28.4	(15%)
ARCALYST	U.S.	$3.6	—	$3.6	$3.0	—	$3.0	20%

	Net Product Sales Recorded by Regeneron	Nine Months Ended September 30,
		2020			2019			% Change
		U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	U.S.	$3,604.0	$2,102.7	$5,706.7	$3,422.1	$2,114.9	$5,537.0	3%
Dupixent	(b)	$2,300.6	$572.2	$2,872.8	$1,266.0	$298.1	$1,564.1	84%
Libtayo(b)	U.S.	$196.6	$54.3	$250.9	$115.2	$3.9	$119.1	111%
Praluent(c)	U.S.	$130.8	$127.1	$257.9	$82.9	$124.4	$207.3	24%
Kevzara	(b)	$105.0	$93.4	$198.4	$91.4	$55.6	$147.0	35%
REGN-COV2(d)	U.S.	$40.2	—	$40.2	—	—	—	(e)
ZALTRAP	(b)	$4.9	$74.0	$78.9	$4.9	$74.6	$79.5	(1%)
ARCALYST	U.S.	$9.3	—	$9.3	$10.7	—	$10.7	(13%)

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

(c) Effective April 1, 2020, Regeneron records net product sales of Praluent in the United States. Also effective April 1, 2020, Sanofi records net product sales of Praluent outside the United States and pays the Company a royalty on such sales. Previously, Sanofi recorded global net product sales of Praluent and the Company recorded its share of profits/losses in connection with such sales. Refer to "Products" section above and "Collaboration, License, and Other Agreements - Sanofi" section below for further details.

(d) Regeneron records net product sales of REGN-COV2 in connection with our agreement with the U.S. government. Refer to "Agreements Related to COVID-19 - BARDA" below for further details.
(e) Percentage not meaningful
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
We and our collaborators conduct clinical trials in multiple countries across the world. The COVID-19 pandemic and the restrictions adopted around the globe to reduce the spread of the disease have impacted and will continue to impact our clinical development programs. We continue to evaluate the impact of the COVID-19 pandemic on an individual trial basis and oversee trial management while also working to ensure patient safety and provide sufficient supply of product candidates for the studies. At this time, we expect fully enrolled clinical studies to remain generally on track. However, the ongoing pandemic continues to impact clinical trial execution in many regions across the world for us and our collaborators. The ultimate impact (including possible delays in recruiting and/or obtaining data) resulting from the COVID-19 pandemic will depend, among other factors, on the extent of the pandemic in the areas with study sites and patient populations. It is possible that the COVID-19 pandemic may cause clinical disruptions beyond those we have described. In addition, there may be delays in the timing of regulatory review and other projected milestones discussed in the table below.
Refer to Part II, Item 1A. "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs, including those related to the COVID-19 pandemic.

Clinical Program	Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)

Ophthalmology

EYLEA(b)		-	High-dose formulation in wet AMD	-	Retinopathy of prematurity ("ROP")(c)			-	Approved by Ministry of Health, Labour and Welfare ("MHLW") for NVG in Japan
				-	High-dose formulation in wet AMD			-	Pre-filled syringe approved by European Commission ("EC")
				-	High-dose formulation in DME

Immunology & Inflammatory Diseases

Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit		-	Grass allergy	-	Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)	-	Atopic dermatitis in pediatrics (6–11 years of age) (EU)(d)	-	Approved by FDA for expanded atopic dermatitis indication in pediatrics (6–11 years of age)	-	EC decision for expanded atopic dermatitis indication in pediatrics (6–11 years of age) (fourth quarter 2020)
		-	Peanut allergy
				-	Asthma in pediatrics (6–11 years of age)			-	Approved by National Medical Products Administration ("NMPA") in China for adults with atopic dermatitis	-	Report results from Phase 3 study for atopic dermatitis in pediatric patients (6 months–5 years of age) (2022)
				-	Eosinophilic esophagitis ("EoE")(c) in adults(d), adolescents(d), and pediatrics
								-	European Medicines Agency's Committee for Medicinal Products for Human Use ("CHMP") recommended approval for an additional indication in children aged 6 to 11 with atopic dermatitis	-	Submit supplemental Biologics License Application ("sBLA") and Marketing Authorization Application ("MAA") for asthma in pediatrics (6–11 years of age) (first quarter 2021)
				-	Chronic obstructive pulmonary disease ("COPD")
				-	Bullous pemphigoid (Phase 2/3)(c)
				-	Chronic spontaneous urticaria			-	Reported that Phase 3 trial for asthma in children aged 6 to 11 years met its primary and key secondary endpoints	-	Report results from Part B of the Phase 3 study in adults and adolescents with EoE (2022)
				-	Prurigo nodularis
				-	Allergic bronchopulmonary aspergillosis ("ABPA")					-	Report results from Phase 2 study in peanut allergy (fourth quarter 2020)
								-	Approved by MHLW for CRSwNP in Japan
								-	Approved by FDA and MHLW for 300 mg auto-injector	-	Resubmit sBLA for 200 mg auto-injector (fourth quarter 2020)

Clinical Program (continued)		Phase 1		Phase 2	Phase 3	Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)
							-	Reported that Part A of the Phase 3 trial in adult and adolescent patients with EoE met both co-primary endpoints	-	Report results from Phase 3 chronic spontaneous urticaria and prurigo nodularis studies (second half 2021)
							-	Presented results from Phase 2a trial in grass allergy	-	Initiate Phase 3 studies in chronic inducible urticaria, chronic sinusitis without nasal polyposis, and allergic fungal rhinosinusitis (fourth quarter 2020)
							-	Initiated second confirmatory Phase 3 trial in COPD
									-	Initiate Phase 3 study in hand and foot atopic dermatitis (first half 2021)
Kevzara (sarilumab)(a) Antibody to IL-6R			-	Polyarticular-course juvenile idiopathic arthritis ("pcJIA")			-	Reported that Phase 3 studies in COVID-19 patients did not meet primary and key secondary endpoints
			-	Systemic juvenile idiopathic arthritis ("sJIA")
							-	Discontinued clinical development in polymyalgia rheumatica and giant cell arteritis
Itepekimab(a) (REGN3500) Antibody to IL-33			-	Asthma			-	Discontinued further clinical development in atopic dermatitis due to lack of efficacy	-	Initiate Phase 3 study in COPD (fourth quarter 2020)
			-	COPD

REGN1908-1909(f) Multi-antibody therapy to Feld1			-	Cat allergy					-	Report results from Phase 2 study in cat allergic asthmatics (first half 2021)
REGN5713-5714-5715 Antibody to Betv1	-	Birch allergy							-	Initiate Phase 3 study in birch allergy (first half 2021)
REGN7257 Antibody to IL2Rg	-	Aplastic anemia

Clinical Program (continued)		Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)

Oncology

Libtayo (cemiplimab)(a)(h) Antibody to PD-1	-	Solid tumors and advanced hematologic malignancies	-	Basal cell carcinoma ("BCC") (potentially pivotal study)	-	First-line non-small cell lung cancer ("NSCLC"), monotherapy	-	First-line NSCLC, monotherapy (U.S. and EU)	-	Reported that Phase 3 monotherapy trial in first-line NSCLC met primary endpoint. Independent Data Monitoring Committee ("IDMC") recommended stopping the trial early due to highly significant improvement in overall survival.	-	FDA decision on sBLA (target action date of February 28, 2021) and EC decision on regulatory submission (mid-2021) for first-line NSCLC, monotherapy
			-	Metastatic or locally advanced CSCC(d)	-	First-line NSCLC, chemotherapy combination	-	Advanced BCC (U.S. and EU)
			-	Neoadjuvant CSCC	-	Second-line cervical cancer(e)					-	FDA decision on sBLA (target action date of March 3, 2021) and EC decision on regulatory submission (mid-2021) for advanced BCC
					-	Adjuvant CSCC			-	Completed patient enrollment in Phase 3 first-line NSCLC chemotherapy combination study
									-	Reported that Phase 2 study in BCC demonstrated clinically-meaningful and durable responses	-	Interim analysis from Phase 3 study in cervical cancer (2021)
									-	Presented positive data from pivotal NSCLC and BCC studies at the European Society for Medical Oncology ("ESMO") Virtual Congress 2020
Odronextamab (REGN1979) Bispecific antibody targeting CD20 and CD3	-	Certain B-cell malignancies(c)	-	B-cell non-Hodgkin lymphoma ("B-NHL") (potentially pivotal study)					-	Expanded potentially pivotal Phase 2 program with different subtypes of NHL	-	Report updated results from initial study in certain B-cell malignancies (fourth quarter 2020)
REGN5458(a) Bispecific antibody targeting BCMA and CD3			-	Multiple myeloma							-	Report updated results from initial study in multiple myeloma (fourth quarter 2020)
REGN5459(a) Bispecific antibody targeting BCMA and CD3	-	Multiple myeloma
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	-	Platinum-resistant ovarian cancer

Clinical Program (continued)		Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)
REGN5678 Bispecific antibody targeting PSMA and CD28	-	Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	-	MET-altered advanced NSCLC
REGN3767(f) Antibody to LAG-3	-	Solid tumors and advanced hematologic malignancies
REGN6569 Antibody to GITR	-	Solid tumors

Cardiovascular/Metabolic Diseases

Praluent (alirocumab)(j) Antibody to PCSK9					-	Homozygous familial hypercholesterolemia ("HoFH")(c) in pediatrics	-	HoFH in adults (U.S.)	-	Reported results from Phase 3 study in adult patients with HoFH	-	FDA decision on sBLA for HoFH in adults (target action date of April 4, 2021)
					-	HeFH in pediatrics
Evinacumab(f) (REGN1500) Antibody to ANGPTL3			-	Refractory hypercholesterolemia (both HeFH and non-FH)			-	HoFH (U.S. and EU)(c)(d)	-	New England Journal of Medicine published positive results from Phase 3 trial in HoFH	-	FDA decision on BLA (target action date of February 11, 2021) and EC decision on MAA for HoFH (first half 2021)
			-	Severe hypertriglyceridemia
Pozelimab(f) (REGN3918) Antibody to C5			-	Paroxysmal nocturnal hemoglobinuria ("PNH")(c)							-	Initiate combination program with Alnylam's cemdisiran (fourth quarter 2020)
			-	CD55-deficient protein-losing enteropathy(c)							-	Initiate Phase 3 program in PNH (next 12 months)
Garetosmab(f) (REGN2477) Antibody to Activin A			-	Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e) (potentially pivotal study)					-	Reported results from Phase 2 study in FOP	-	Further review trial data and determine next steps for the program
									-	Paused dosing in the open-label portion of the Phase 2 study in FOP based on reports of serious adverse events

Clinical Program (continued)		Phase 1		Phase 2		Phase 3		Regulatory Review(i)		2020 Events to Date		Select Upcoming Milestones(k)
REGN4461(f) Agonist antibody to leptin receptor ("LEPR")			-	Generalized lipodystrophy(e)
REGN5381 Agonist antibody to NPR1	-	Heart failure

Pain

Fasinumab(l)(f) (REGN475) Antibody to NGF					-	Osteoarthritis pain of the knee or hip(e)			-	Reported top-line results from Phase 3 trials in osteoarthritis pain of the knee or hip	-	Report additional longer-term safety results from Phase 3 studies in osteoarthritis pain of the knee or hip (first half 2021)
									-	Discontinued actively treating patients following recommendation from the IDMC that the program should be terminated	-	Continue discussions with regulatory authorities and determine next steps for the program (first half 2021)

Infectious Diseases

REGN-COV2(g)(n) (REGN10933-10987) Multi-antibody therapy to SARS-CoV-2 virus	-	COVID-19 multi-dose safety study	-	COVID-19 treatment in non-hospitalized patients (Phase 2/3)	-	COVID-19 prevention(m)	-	Adults with mild-to-moderate COVID-19 who are at high risk for poor outcomes	-	Reported that Phase 2/3 trial in non-hospitalized patients with COVID-19 met primary and key secondary endpoints	-	FDA decision on EUA for COVID-19 (fourth quarter 2020)
			-	COVID-19 treatment in hospitalized patients (Phase 2/3)	-	COVID-19 treatment in hospitalized patients (RECOVERY trial)			-	Submitted request to FDA for an Emergency Use Authorization ("EUA") for COVID-19	-	Complete Phase 3 portion of COVID-19 study in non-hospitalized patients and submit BLA (first half 2021)
									-	IDMC recommended further enrollment of hospitalized patients requiring high-flow oxygen or mechanical ventilation be placed on hold
									-	Two papers published in Science describing REGN-COV2

Note 1: For purposes of the table above, a program is classified in Phase 1, 2, or 3 clinical development after recruitment for the corresponding study or studies has commenced
Note 2: We have discontinued further clinical development of REGN5069, an antibody to GFRα3, which was previously being studied in osteoarthritis pain of the knee
(a) In collaboration with Sanofi
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

(g) We and the Biomedical Advanced Research Development Authority ("BARDA") of the U.S. Department of Health and Human Services ("HHS") are parties to agreements whereby HHS provides certain funding to support research and development of this product candidate

(h) Studied as monotherapy and in combination with other antibodies and treatments
(i) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(j) In collaboration with Sanofi prior to April 2020. Effective April 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States. Refer to "Collaboration, License, and Other Agreements" section below for further details.

(k) As described in the section preceding the table above and Part II, Item 1A. "Risk Factors," development timelines may be further subject to change as a result of the impact of the COVID-19 pandemic

(l) In collaboration with Teva and Mitsubishi Tanabe Pharma
(m) Conducted with the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health ("NIH")
(n) In collaboration with Roche

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
Additional Information - Clinical Development Programs
REGN-COV2
We are using our end-to-end antibody technologies to discover and develop brand new therapeutic antibodies for COVID-19. The Company is advancing REGN-COV2, a novel investigational antibody "cocktail" treatment designed to prevent and treat infection from the SARS-CoV-2 virus. The use of our two-antibody "cocktail" is intended to diminish the risk of viral escape by effectively binding to the virus's critical spike protein in two separate, non-overlapping locations. In April 2020, the Company moved its leading neutralizing antibodies into pre-clinical and clinical-scale cell production lines, and in June 2020, initiated its first clinical trial of REGN-COV2. Following a positive review from the IDMC of REGN-COV2 Phase 1 safety results in an initial cohort, the program advanced to late-stage clinical trials (see table above for further details). The REGN-COV2 clinical program consists of the following separate study populations: hospitalized COVID-19 patients, non-hospitalized symptomatic and asymptomatic COVID-19 patients, uninfected people with close exposure to a COVID-19 patient (such as the patient's housemate), and healthy volunteers.
In October 2020, we submitted a request to the FDA for an EUA for REGN-COV2 in patients with mild-to-moderate COVID-19 who are at high risk for poor outcomes.
In October 2020, we announced positive results from the ongoing Phase 2/3 seamless trial in non-hospitalized patients with COVID-19, showing that REGN-COV2 significantly reduced viral load and patient medical visits (hospitalizations, emergency room, urgent care visits, and/or physician office/telemedicine visits). The trial met the primary and key secondary endpoints. In September 2020, we had announced initial data from the trial showing that REGN-COV2 reduced viral load and time to alleviate symptoms.
In October 2020, the IDMC for the REGN-COV2 treatment trials for COVID-19 recommended that the current hospitalized patient trial be modified. Specifically, based on a potential safety signal and an unfavorable risk/benefit profile at this time, the IDMC recommended that further enrollment of patients requiring high-flow oxygen or mechanical ventilation be placed on hold pending collection and analysis of further data on patients already enrolled. The IDMC also recommended continuing enrollment of hospitalized patients requiring either no or low-flow oxygen as the risk/benefit remains acceptable in these cohorts. Finally, the IDMC recommended continuation of the outpatient trial (described further above) without modification.
In September 2020, we and the University of Oxford announced that the RECOVERY trial in the UK will evaluate REGN-COV2. The RECOVERY trial, which is a Phase 3 open-label trial in patients hospitalized with COVID-19, will compare the effects of adding REGN-COV2 to the usual standard-of-care versus standard-of-care on its own. The trial is being coordinated by researchers at the University of Oxford. The RECOVERY IDMC is aware of the IDMC recommendations made in connection with the REGN-COV2 treatment trials (described above), and will be discussing the impact, if any, on the RECOVERY trial.
Inmazeb
In October 2020, the FDA approved Inmazeb for the treatment of infection caused by Zaire ebolavirus in adult and pediatric patients, including newborns of mothers who have tested positive for the infection. In connection with this approval, we were also granted a material threat medical countermeasure priority review voucher by the FDA.

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
In August 2020, we also announced that we discontinued actively treating patients with fasinumab, which at such time only involved dosing in an optional second-year extension phase of one trial. This followed a recommendation from the fasinumab program's IDMC that the program should be terminated, based on available evidence to date. We will continue to gather long-term safety data, which we expect to report in 2021, along with our decision on next steps for the program.
Garetosmab
In October 2020, we notified clinical investigators to pause dosing of garetosmab in the ongoing Phase 2 LUMINA-1 trial in patients with the ultra-rare genetic disorder FOP. The decision was based on reports of fatal serious adverse events in the trial during the open-label portion during which all patients received active treatment. These deaths are being further investigated to understand if they are related to garetosmab treatment. During the 28-week double-blind treatment period, there were no deaths in the trial.
We also shared this update with the trial's IDMC and relevant regulatory authorities, and will conduct a review of the trial data to date to better understand the benefit/risk profile of garetosmab in people with FOP. The Company announced top-line 28-week results from the LUMINA-1 trial earlier this year; this is the only active trial evaluating garetosmab.
Agreements Related to COVID-19
BARDA
In the first quarter of 2020, the Company announced an expansion of its Other Transaction Agreement ("OTA") with BARDA, pursuant to which HHS is obligated to fund 80% of certain of our costs incurred for certain research and development activities related to COVID-19 treatments. In July 2020, the Company also announced an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished REGN-COV2 to the U.S. government. This agreement could result in payments to the Company of up to $450.2 million in the aggregate for bulk manufacturing of the drug substance, as well as fill/finish and storage activities. See "Results of Operations - Revenues" below for REGN-COV2 net product sales recognized in connection with this agreement during the three months ended September 30, 2020.
Roche
In August 2020, we entered into a collaboration agreement with Roche to develop, manufacture, and distribute REGN-COV2. We will continue to lead global development activities for REGN-COV2, and the parties will jointly fund the ongoing Phase 3 prevention and Phase 1 healthy volunteer safety studies, as well as any mutually agreed additional new global studies to evaluate further the potential of REGN-COV2 in treating or preventing COVID-19. Roche will be responsible for securing regulatory approvals outside the United States, following the initial EMA approval (if any), and conducting any additional studies specifically required for approval by regulators outside the United States.

Under the terms of the agreement, each party is obligated to dedicate a certain amount of manufacturing capacity to REGN-COV2 each year. We will distribute the product in the United States and Roche will distribute the product outside of the United States. The parties will share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product delivered by each party. Any profit sharing will commence after product manufactured by Roche receives regulatory approval and is supplied to the market.

Collaboration, License, and Other Agreements
Sanofi
In May 2020, a secondary offering of 13,014,646 shares of our Common Stock held by Sanofi was completed. We also purchased 9,806,805 shares directly from Sanofi for an aggregate purchase amount of $5 billion. Pursuant to the offering and purchase, Sanofi disposed of all of its shares of common stock in Regeneron, other than 400,000 shares that it retained as of the closing of these transactions (see further details below regarding Sanofi's use of these shares for the funding of certain development costs).
Antibody
As of September 30, 2020, we were collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). See discussion below for updates related to the development and commercialization of Praluent effective April 1, 2020. Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are generally shared 80% by Sanofi and 20% by us. All other agreed-upon development costs incurred by both companies are funded 100% by Sanofi. We are obligated to reimburse Sanofi for 50% of worldwide development expenses that were fully funded by Sanofi and 30% of shared Phase 3 trial-related costs based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs.
In 2018, we and Sanofi entered into a letter agreement (the "Letter Agreement") amending the LCA in connection with, among other matters, the allocation of additional funds to certain proposed activities relating to dupilumab and itepekimab (collectively, the "Dupilumab/Itepekimab Eligible Investments"). Pursuant to the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Dupilumab/Itepekimab Eligible Investments for the quarterly periods commencing on January 1, 2018 and ending on September 30, 2020 by selling certain shares of our Common Stock directly or indirectly owned by Sanofi. Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement and this funding arrangement.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We have exercised our option to co-commercialize Dupixent in the United States and in certain countries outside the United States. We currently anticipate commencing co-commercialization of Dupixent in such countries outside the United States in 2021. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive sales milestone payments from Sanofi. In the third quarter of 2020, the Company earned, and recognized as revenue, the first $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $200.0 million in additional milestone payments from Sanofi, including the second sales milestone in the amount of $50.0 million, when such sales outside the United States exceed $1.5 billion on a rolling twelve-month basis.
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
Under the terms of the IO License and Collaboration Agreement, the parties are also co-developing and co-commercializing Libtayo, an antibody targeting PD-1. We have principal control over the development of Libtayo, and the parties share equally, on an ongoing basis, development and commercialization expenses for Libtayo. Under the Letter Agreement, we have agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to Libtayo development costs for the quarterly periods commencing on October 1, 2017 and ending on September 30, 2020 by selling certain shares of our Common Stock directly or indirectly owned by Sanofi. As of September 30, 2020, 279,766 shares of our Common Stock remained eligible for sale by Sanofi in order to satisfy its funding obligations with respect to Libtayo development costs and/or, as noted above, Dupilumab/Itepekimab Eligible Investments.
If Sanofi desires to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or, as noted above, Dupilumab/Itepekimab Eligible Investments, we may elect to purchase, in whole or in part, such shares from Sanofi. If we do not elect to purchase such shares, Sanofi may sell the applicable number of shares (subject to certain daily and quarterly limits) in one or more open-market transactions. Refer to the "Antibody" section above for a description of share transactions related to Dupilumab/Itepekimab Eligible Investments.
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
Teva
Fasinumab
In 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties share equally, on an ongoing basis, development costs under a global development plan. As of September 30, 2020, we had earned an aggregate of $120.0 million of development milestones from Teva and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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

Zai Lab
Odronextamab (REGN1979)
In April 2020, we entered into an agreement with Zai Lab Limited to develop and commercialize odronextamab in mainland China, Hong Kong, Taiwan, and Macau (the "Zai Territories"). In connection with the agreement, Zai made a $30.0 million non-refundable up-front payment to the Company. We will continue to lead global development activities for odronextamab, and Zai will be responsible for funding a portion of the global development costs for certain clinical trials.
We are responsible for the manufacture and supply of clinical and commercial product of odronextamab to Zai. If odronextamab is commercialized in the Zai Territories, we will supply the product to Zai at a tiered purchase price, which is calculated as a percentage of net sales of the product (subject to adjustment in certain circumstances), and are eligible to receive up to $160.0 million in additional regulatory and sales milestone payments.
Intellia
In 2016, we entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. In May 2020, we expanded our existing collaboration with Intellia Therapeutics, Inc. to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the companies to jointly develop potential products for the treatment of hemophilia A and B. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the agreement, we made a $70.0 million up-front payment and purchased 925,218 shares of Intellia common stock for an aggregate purchase price of $30.0 million. The up-front payment and the amount paid in excess of the fair market value of the shares purchased, or $15.0 million, were recorded to Research and development expense in the second quarter of 2020.
BARDA
In 2015, we and BARDA entered into an agreement pursuant to which HHS provides certain funding to develop, test, and manufacture a treatment for Ebola virus infection. In July 2020, HHS exercised its option under the existing agreement to provide up to $344.6 million of additional funding for the manufacture and supply of Inmazeb. We expect to deliver a pre-specified number of Inmazeb treatment doses over the course of approximately six years.
See "Agreements Related to COVID-19 - BARDA" section above for information related to our COVID-19 agreement.
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
Results of Operations
Three and Nine Months Ended September 30, 2020 and 2019
Certain revisions have been made to the previously reported September 30, 2019 amounts below in connection with changing the presentation of certain amounts earned from collaborators; see Note 1 to our Condensed Consolidated Financial Statements for further details.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues	$2,294.0	$1,743.7	$6,074.2	$4,694.1
Operating expenses	1,240.9	1,005.2	3,664.6	3,160.0
Income from operations	1,053.1	738.5	2,409.6	1,534.1
Other (expense) income, net	(54.8)	30.0	176.2	5.2
Income before income taxes	998.3	768.5	2,585.8	1,539.3
Income tax expense	156.2	98.9	221.8	215.5
Net income	$842.1	$669.6	$2,364.0	$1,323.8

Net income per share - diluted	$7.39	$5.86	$20.36	$11.54
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	$ Change*	2020	2019	$ Change*
Net product sales in the United States:
EYLEA	$1,318.3	$1,187.7	$130.6	$3,604.0	$3,422.1	$181.9
Libtayo	71.6	47.6	24	196.6	115.2	81.4
Praluent	48.5	*	*	95.7	*	*
REGN-COV2	40.2	—	40.2	40.2	—	40.2
ARCALYST	3.6	3.0	0.6	9.3	10.7	(1.4)
Sanofi and Bayer collaboration revenue:
Sanofi	353.3	175.0	178.3	869.3	232.8	636.5
Bayer	299.9	293.6	6.3	825.5	834.8	(9.3)
Other revenue	158.6	36.8	121.8	433.6	78.5	355.1
Total revenues	$2,294.0	$1,743.7	$550.3	$6,074.2	$4,694.1	$1,380.1

* Net product sales of Praluent in the United States were recorded by Sanofi prior to April 1, 2020
Net Product Sales
Net product sales of EYLEA in the United States increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to higher sales volume partly offset by an increase in sales-related deductions primarily due to higher rebates and discounts. Overall U.S. EYLEA demand was lower in April 2020 due to the impact of the COVID-19 pandemic compared to the same period of 2019. While we observed an increase in U.S. EYLEA demand during the subsequent months of the second and third quarters of 2020 relative to April 2020, we are unable to predict whether there will be additional adverse impact on net product sales if shelter-in-place, social distancing, and other similar measures are reintroduced or imposed in additional geographies.
Effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. Refer to "Collaboration, License, and Other Agreements - Sanofi - Antibody" section above for further details.

During the three months ended September 30, 2020, net product sales of REGN-COV2 were recorded in connection with our agreement with the U.S. government. Refer to "Agreements Related to COVID-19 - BARDA" section above for further details.
Sanofi Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$212.8	$94.2	$555.6	$105.2
Sales-based milestone earned	50.0	—	50.0	—
Reimbursement for manufacturing of commercial supplies(1)	94.3	85.4	275.0	143.8
Total Antibody	357.1	179.6	880.6	249.0
Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	(4.7)	(4.6)	(17.3)	(16.2)
Reimbursement for manufacturing of commercial supplies(1)	0.9	—	6.0	—
Total Immuno-oncology	(3.8)	(4.6)	(11.3)	(16.2)
Total Sanofi collaboration revenue	$353.3	$175.0	$869.3	$232.8

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Antibody
Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary. During the three and nine months ended September 30, 2020, the change in our share of profits in connection with commercialization of antibodies, compared to the same periods of 2019, was driven by higher Dupixent profits and, to a lesser extent, our new agreement with Sanofi under which, effective April 1, 2020, we are no longer sharing in losses with Sanofi in connection with the commercialization of Praluent (see further information below). The increase in reimbursements for manufacturing of commercial supplies is primarily driven by higher Dupixent sales, as revenue recognition for such cost reimbursements is deferred until the product is sold by Sanofi to third-party customers.

Regeneron's share of profits in connection with the commercialization of Dupixent, Praluent (through March 31, 2020), and Kevzara is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Dupixent, Praluent, and Kevzara net product sales(1)	$1,142.6	$757.6	$3,151.0	$1,918.4
Regeneron's share of collaboration profits	$233.7	$105.0	$618.1	$120.1
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(20.9)	(10.8)	(62.5)	(14.9)
Regeneron's share of profits in connection with commercialization of antibodies	$212.8	$94.2	$555.6	$105.2

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales(1)	19%	12%	18%	5%

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

As described above under "Collaboration, License, and Other Agreements - Sanofi - Antibody", effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States. Under the new agreement, Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States, and will pay the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States.
In the third quarter of 2020, the Company earned, and recognized as revenue, the first $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion on a rolling twelve-month basis.
Bayer Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$287.9	$275.0	$772.6	$793.3
Reimbursement for manufacturing of commercial supplies(1)	12.0	18.6	52.9	41.5
Total Bayer collaboration revenue	$299.9	$293.6	$825.5	$834.8

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
EYLEA net product sales outside the United States	$780.0	$730.2	$2,102.7	$2,114.9
Regeneron's share of collaboration profit from sales outside the United States	$302.5	$289.2	$816.0	$835.5
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(14.6)	(14.2)	(43.4)	(42.2)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$287.9	$275.0	$772.6	$793.3

Regeneron's net profit as a percentage of EYLEA net product sales outside the United States	37%	38%	37%	38%

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
Other Revenue
Other revenue increased during the three and nine months ended September 30, 2020, compared to the same periods of 2019, primarily due to:
•recognition of revenue in connection with our agreements with BARDA related to funding of certain development activities for antibodies for the treatment of COVID-19 and Inmazeb for the treatment of Ebola; and
•effective April 1, 2020, Sanofi's reimbursement for manufacturing commercial supplies of Praluent and royalties of 5% on Sanofi’s net product sales of Praluent outside the United States.
Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except headcount data)	2020	2019	$ Change	2020	2019	$ Change
Research and development(1)	$684.6	$526.0	$158.6	$1,990.5	$1,897.6	$92.9
Selling, general, and administrative(1)	326.9	304.4	22.5	1,042.5	890.1	152.4
Cost of goods sold(2)	131.0	115.9	15.1	312.3	253.8	58.5
Cost of collaboration and contract manufacturing(3)	143.0	109.6	33.4	454.5	289.6	164.9
Other operating (income) expense, net	(44.6)	(50.7)	6.1	(135.2)	(171.1)	35.9
Total operating expenses	$1,240.9	$1,005.2	$235.7	$3,664.6	$3,160.0	$504.6

Average headcount	8,657	7,925	732	8,314	7,674	640

(1) Includes costs incurred as well as cost reimbursements from collaborators who are not deemed to be our customers
(2) Cost of goods sold includes costs in connection with producing commercial supplies for products that are sold by Regeneron in the United States (i.e., for which we record net product sales) and any royalties we are obligated to pay on such sales, period costs for our Limerick manufacturing facility, and amounts we are obligated to pay to Sanofi for its share of Libtayo U.S. gross profits

(3) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others
Operating expenses included a total of $101.2 million and $117.1 million for the three months ended September 30, 2020 and 2019, respectively, and $310.5 million and $330.8 million for the nine months ended September 30, 2020 and 2019, respectively, of non-cash compensation expense related to equity awards granted under our long-term incentive plans.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019*	$ Change	2020	2019*	$ Change
Direct research and development expenses:
Libtayo (cemiplimab)	$46.9	$33.6	$13.3	$118.4	$112.0	$6.4
Dupixent (dupilumab)	31.3	22.6	8.7	97.4	67.9	29.5
REGN-COV2	70.2	—	70.2	84.3	—	84.3
Fasinumab	39.9	57.0	(17.1)	123.6	166.7	(43.1)
EYLEA	19.7	16.3	3.4	48.5	41.6	6.9
Evinacumab	8.0	9.6	(1.6)	26.8	24.6	2.2
Kevzara (sarilumab)	6.9	4.6	2.3	66.3	11.0	55.3
Up-front payments related to license and collaboration agreements	—	—	—	85.0	400.0	(315.0)
Other product candidates in clinical development and other research programs	100.3	82.1	18.2	294.6	243.2	51.4
Total direct research and development expenses	323.2	225.8	97.4	944.9	1,067.0	(122.1)

Indirect research and development expenses:
Payroll and benefits	205.1	171.8	33.3	596.5	510.5	86.0
Lab supplies and other research and development costs	41.8	32.8	9.0	107.2	94.3	12.9
Occupancy and other operating costs	83.0	79.6	3.4	245.8	226.7	19.1
Total indirect research and development expenses	329.9	284.2	45.7	949.5	831.5	118.0

Clinical manufacturing costs	177.8	153.4	24.4	539.3	455.0	84.3

Reimbursement of research and development expenses by collaborators	(146.3)	(137.4)	(8.9)	(443.2)	(455.9)	12.7

Total research and development expenses	$684.6	$526.0	$158.6	$1,990.5	$1,897.6	$92.9

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Research and development expenses for the nine months ended September 30, 2020 included $85.0 million in aggregate up-front payments made in connection with our collaboration agreement with Intellia (see "Collaboration, License, and Other Agreements - Intellia" above). Research and development expenses for the nine months ended September 30, 2019 included a $400.0 million up-front payment to Alnylam.
Research and development expenses included non-cash compensation expense of $55.9 million and $60.0 million for the three months ended September 30, 2020 and 2019, respectively, and $169.5 million and $178.0 million for the nine months ended September 30, 2020 and 2019, respectively.
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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to higher headcount-related costs, an increase in commercialization-related expenses for EYLEA and Libtayo, higher contributions to independent not-for-profit patient assistance organizations, additional accruals for loss contingencies associated with ongoing litigation, and, effective April 1, 2020, no longer receiving Praluent-related cost reimbursements from Sanofi for Regeneron-incurred expenses. Selling, general, and administrative expenses also included non-cash compensation expense of $35.9 million and $40.8 million for the three months ended September 30, 2020 and 2019, respectively, and $114.4 million and $122.3 million for the nine months ended September 30, 2020 and 2019, respectively.
Cost of Goods Sold
Cost of goods sold increased for the nine months ended September 30, 2020, compared to the same period in 2019, primarily in connection with higher product sales including (i) our obligation to pay Sanofi its share of Libtayo U.S. gross profits and (ii) third-party royalties. These increases were partly offset by lower period costs for our Limerick commercial manufacturing facility.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent and recognition of costs in connection with manufacturing ex-U.S. commercial supplies of Praluent for Sanofi under our new agreement (see "Collaboration, License, and Other Agreements - Sanofi - Antibody" above for further details). In addition, Cost of collaboration and contract manufacturing increased for the nine months ended September 30, 2020, compared to the same period in 2019, due to process validation costs in connection with manufacturing Inmazeb under our BARDA agreement.
Other Operating (Income) Expense
Other operating (income) expense, net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with Sanofi IO, Teva, and MTPC collaborative arrangements.
Other Income (Expense)
Other income (expense), net, for the three months ended September 30, 2020, compared to the same period in 2019, was negatively impacted by the recognition of unrealized losses on equity securities. In addition, interest expense for the three months ended September 30, 2020, compared to the same period in 2019, increased as a result of the 2020 bridge loan facility and issuance of senior notes (as described below). Other income (expense), net, for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily affected by the positive impact of the recognition of unrealized gains on equity securities.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except effective tax rate)	2020	2019	2020	2019
Income tax expense	$156.2	$98.9	$221.8	$215.5
Effective tax rate	15.6%	12.9%	8.6%	14.0%
Our effective tax rate for the three and nine months ended September 30, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities. Our effective tax rate for the three and nine months ended September 30, 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by federal tax credits for research activities, the foreign-derived intangible income deduction, and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, partly offset by the taxation of certain global intangible low-taxed income and the non-deductible Branded Prescription Drug Fee.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,	December 31,
(In millions)	2020	2019	$ Change
Financial assets:
Cash and cash equivalents	$1,573.0	$1,617.8	$(44.8)
Marketable securities - current	1,452.9	1,596.5	(143.6)
Marketable securities - noncurrent	2,875.1	3,256.8	(381.7)
	$5,901.0	$6,471.1	$(570.1)

Working capital:
Current assets	$9,097.6	$7,689.1	$1,408.5
Current liabilities	2,337.8	2,096.6	241.2
	$6,759.8	$5,592.5	$1,167.3
As of September 30, 2020, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Nine Months Ended September 30, 2020 and 2019

	September 30,	September 30,
(In millions)	2020	2019	$ Change
Cash flows provided by operating activities	$1,387.1	$1,642.6	$(255.5)
Cash flows provided by (used in) investing activities	$234.4	$(1,819.1)	$2,053.5
Cash flows (used in) provided by financing activities	$(1,665.2)	$93.6	$(1,758.8)
Cash Flows from Operating Activities
Our net income for the nine months ended September 30, 2020 included a $50.0 million sales-based milestone related to Sanofi sales of antibodies outside the United States (see "Collaboration, License, and Other Agreements - Sanofi - Antibody" above for further details) and $85.0 million up-front payments made to Intellia pursuant to our collaboration agreements. Our net income for the nine months ended September 30, 2020 also included $133.8 million related to unrealized gains (net) on equity securities (included in other non-cash items). As of September 30, 2020, Sanofi, trade, and other accounts receivables increased by $1.275 billion, compared to December 31, 2019, primarily as a result of extending payment terms to certain of our EYLEA customers due to the COVID-19 pandemic. Deferred taxes as of September 30, 2020 decreased by $117.9 million, compared to December 31, 2019, primarily due to non-cash compensation expense and unrealized gains (net) on equity securities as described above.
Cash Flows from Investing Activities
Sales of marketable securities during the nine months ended September 30, 2020 included proceeds in connection with funding our stock repurchase from Sanofi (as described below). Capital expenditures during the nine months ended September 30, 2020 included costs associated with (i) the expansion of our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, including construction of a fill/finish facility and related equipment, and (ii) laboratory expansion and renovations at our Tarrytown, New York facilities. We expect to incur capital expenditures of $570 million to $600 million for the full year of 2020 primarily in connection with these projects.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, we paid an aggregate of $5.5 billion to purchase shares of our Common Stock, a portion of which was funded with the proceeds from a $1.5 billion senior unsecured 364-day bridge loan facility. See additional information under "Secondary Offering and Purchase of Regeneron Common Stock Held by Sanofi" below. During the three months ended September 30, 2020, we issued and sold $2.0 billion aggregate principal amount of senior unsecured notes and used a portion of the net proceeds to repay in full the bridge loan facility. See additional information under "Issuance of Senior Notes" below.

Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $2.5 billion during the nine months ended September 30, 2020, compared to $163.5 million during the nine months ended September 30, 2019.
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
During the nine months ended September 30, 2020, we repurchased 898,991 shares of our Common Stock under the program and recorded the cost of the shares received, or $373.3 million, as Treasury Stock. As of September 30, 2020, the Company had $372.7 million which remained available for share repurchases under the program.
Sanofi Funding of Certain Development Costs
As described above in "Collaboration, License, and Other Agreements - Sanofi," effective January 7, 2018, we agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/Itepekimab Eligible Investments incurred in periods through September 30, 2020 by selling shares (of which 279,766 shares remained available to be sold as of September 30, 2020) of our Common Stock directly or indirectly owned by Sanofi. During the nine months ended September 30, 2020, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 77,677 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded $41.7 million related to the shares received as Treasury Stock during the nine months ended September 30, 2020. In addition, during the nine months ended September 30, 2020, Sanofi elected to sell, and we elected to purchase (in cash), 171,471 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/Itepekimab Eligible Investments. Consequently, we recorded the cost of the shares received, or $93.3 million, as Treasury Stock during the nine months ended September 30, 2020.
Secondary Offering and Purchase of Regeneron Common Stock Held by Sanofi
As described above in "Collaboration, License, and Other Agreements - Sanofi," in May 2020, a secondary offering of 13,014,646 shares of our Common Stock (the "Secondary Offering") held by Sanofi was completed. In connection with the Secondary Offering, we also purchased 9,806,805 shares of our Common Stock directly from Sanofi for an aggregate purchase amount of $5 billion (the "Stock Purchase"). As a result of the Secondary Offering and the Stock Purchase, Sanofi disposed of all of its shares of our Common Stock, other than 400,000 shares that it retained as of the closing of the Secondary Offering and the Stock Purchase (which Sanofi has used, and may continue to use, for the funding of certain Libtayo development costs and/or Dupilumab/Itepekimab Eligible Investments as described above).
We funded the Stock Purchase with a combination of cash on hand, proceeds from the sale of marketable securities, and proceeds from loans under a $1.5 billion senior unsecured 364-day bridge loan facility (the "Bridge Facility") which was entered into in May 2020. The loans under the Bridge Facility bore interest at a variable interest rate based on either the London Interbank Offered Rate or the alternate base rate, plus an applicable margin that varied with our debt rating and total leverage ratio. As described below, the Bridge Facility was repaid in August 2020 following the issuance and sale of the Company's senior unsecured notes.
Issuance of Senior Notes
In August 2020, we issued and sold $1.250 billion aggregate principal amount of senior unsecured notes due 2030 (the "2030 Notes") and $750 million aggregate principal amount of senior unsecured notes due 2050 (the "2050 Notes" and, together with the 2030 Notes, the "Notes"). Net proceeds from the issuance and sale of the Notes (after deducting underwriting discounts and offering expenses) were used in part to repay in full the Bridge Facility described above, including accrued interest and related fees and expenses in connection therewith.
The 2030 Notes accrue interest at the rate of 1.750% per year and will mature on September 15, 2030. The 2050 Notes accrue interest at the rate of 2.800% per year and will mature on September 15, 2050. Interest on each series of Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2021, until their respective maturity dates.

The Notes may be redeemed at the Company’s option at any time at 100% of the principal amount plus accrued and unpaid interest, and, until a specified period before maturity, a specified make-whole amount. The Notes contain a change-of-control provision that, under certain circumstances, may require the Company to offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest.
The Notes also contain certain limitations on the Company’s ability to incur liens and enter into sale and leaseback transactions, as well as customary events of default.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed February 7, 2020). Except as described in Note 1 to our Condensed Consolidated Financial Statements included in this report, there were no material changes to our critical accounting policies and use of estimates during the nine months ended September 30, 2020.
Future Impact of Recently Issued Accounting Standards
As of September 30, 2020, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed February 7, 2020). There have been no material changes to our market risks or to our management of such risks as of September 30, 2020.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in Note 12 to our Condensed Consolidated Financial Statements included in this report.
ITEM 1A. RISK FACTORS
We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results, and financial condition. The risks described below include forward-looking statements, and actual events and our actual results may differ materially from these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, prospects, operating results, and financial condition. Furthermore, additional risks and uncertainties are described under other captions in this report and should also be considered by our investors. For purposes of this section, references to our products encompass products marketed or otherwise commercialized by us and/or our collaborators under our collaboration agreements with them, unless otherwise stated or required by the context. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

Summary of Risk Factors
As noted above, we are subject to a number of risks that if realized could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in this "Risk Factors" section. Please carefully consider all of the information in this Form 10-Q, including the full set of risks set forth in this "Risk Factors" section, and in our other filings with the U.S. Securities and Exchange Commission before making an investment decision regarding Regeneron.
Risks Related to the COVID-19 Pandemic
•Our business may be further adversely affected by the effects of the COVID-19 pandemic, including those impacting our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, and business partners and customers, as well as the demand for our marketed products.
•We face risks related to the development, manufacturing, and potential commercialization of REGN-COV2.
Commercialization Risks
•We are substantially dependent on the success of EYLEA and Dupixent.
•Sales of our products are dependent on the availability and extent of reimbursement from third-party payors, including private payors and government programs such as Medicare and Medicaid, which could change due to various factors such as the drug price control measures recently announced by the Trump administration.
•The commercial success of our products is subject to significant competition from products or product candidates that may be superior to, or more cost effective than, our products or product candidates.
•We and our collaborators on which we rely to commercialize some of our marketed products may be unable to continue to successfully commercialize or co-commercialize our products, both in the United States and abroad.
Regulatory and Development Risks
•Drug development and obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain.
•Serious complications or side effects in connection with the use or development of our products or product candidates could cause our regulatory approvals to be revoked or limited or lead to delay or discontinuation of development of our product candidates or new indications for our marketed products.
•We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use, which would delay or prevent continued development of such candidates and/or receipt of regulatory approval or commercial sale.
•Many of our products are intended to be used in combination with drug-delivery devices, which may result in additional regulatory, commercialization, and other risks.
Intellectual Property and Market Exclusivity Risks
•We may not be able to protect the confidentiality of our trade secrets, and our patents or other means of defending our intellectual property may be insufficient to protect our proprietary rights.
•Patents or proprietary rights of others may restrict our development, manufacturing, and/or commercialization efforts and subject us to patent litigation and other proceedings that could find us liable for damages.
•Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products, including EYLEA.
Manufacturing and Supply Risks
•We rely on limited internal and contracted manufacturing and supply chain capacity, which could adversely affect our ability to commercialize our products and to advance our clinical pipeline. As we increase our production in anticipation of potential regulatory approval for our product candidates (such as REGN-COV2), our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes.
•Expanding our manufacturing capacity and establishing fill/finish capabilities will be costly and we may be unsuccessful in doing so in a timely manner, which could delay or prevent the launch and successful commercialization of our products approved for marketing and could jeopardize our clinical development programs.

•Our ability to manufacture products may be impaired if any of our or our collaborators’ manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain, are found to infringe patents of others.
•If sales of our marketed products do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties or our collaborators.
•Third-party service or supply failures, failures at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, or failures at the facilities of any other party participating in the supply chain, would adversely affect our ability to supply our products.
•Our or our collaborators’ failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales.
Other Regulatory and Litigation Risks
•If the testing or use of our products harms people, or is perceived to harm them even when such harm is unrelated to our products, we could be subject to costly and damaging product liability claims.
•Our business activities have been, and may in the future be, challenged under federal or state healthcare laws, which may subject us to civil or criminal proceedings, investigations, or penalties.
•We face risks from the improper conduct of our employees, agents, contractors, or collaborators, including those relating to potential non-compliance with relevant laws and regulations such as the Foreign Corrupt Practices Act.
•Our operations are subject to environmental, health, and safety laws and regulations, including those governing the use of hazardous materials.
•Changes in laws and regulations affecting the healthcare industry could adversely affect our business.
•Tax liabilities and risks associated with our operations outside of the United States could adversely affect our business.
•We face potential liability related to the personal information we collect from individuals, data brokers, or research institutions or obtain from clinical trials sponsored by us or our collaborators.
Risks Related to Our Reliance on Third Parties
•If our collaborations with Sanofi or Bayer are terminated or breached, our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, would be materially harmed.
•Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
Other Risks Factors – Risks Related to Employees, Information Technology, Financial Results and Liquidity, and Our Common Stock
•Our business is dependent on our key personnel and will be harmed if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations.
•Significant disruptions of information technology systems or breaches of data security could adversely affect our business.
•We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce, or eliminate our product development programs or commercialization efforts.
•Our indebtedness could adversely impact our business.
•Our stock price is extremely volatile.
•Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.

* * *
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
In addition, infections and deaths related to COVID-19 have disrupted and may continue to disrupt the United States' healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay, FDA review and potential approval of our product candidates and new indications for our marketed products. It is unknown how long these disruptions could continue. In addition, some of our clinical trials have been and may continue to be affected by the COVID-19 pandemic. This impact includes delays in site initiation and patient enrollment due to prioritization of hospital resources toward the COVID-19 pandemic and patients' inability to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been and may continue to be delayed or disrupted. For example, as noted above in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development," the ongoing COVID-19 pandemic continues to impact clinical trial execution in many regions across the world for us and our collaborators. We will continue to evaluate the adverse impact of the COVID-19 pandemic on an individual trial basis. The disruptions caused by the COVID-19 pandemic may further negatively impact the progress of our clinical trials, including the readouts of trial results, the timing of regulatory review, and any anticipated program milestones. Further, while we continue to focus on developing a novel therapy to address the COVID-19 pandemic, our research programs and the development of our other product candidates may need to be further de-prioritized. Any elongation or de-prioritization of our research and development programs and clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, which would increase our operating expenses and may have a material adverse effect on our operating results.

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
We face risks related to the development, manufacturing, and potential commercialization of REGN-COV2.
In response to the recent global outbreak of COVID-19, we are pursuing the development and manufacturing of REGN-COV2, a novel investigational antibody "cocktail" treatment designed to prevent and treat infection from the SARS-CoV-2 virus. While we recently announced positive results from the ongoing Phase 2/3 seamless trial in non-hospitalized patients with COVID-19, there are multiple ongoing clinical trials to evaluate the and efficacy of REGN-COV2 and there is no assurance of favorable results from any ongoing or future clinical trials or the timing of their completion. For example, in October 2020, the IDMC for the REGN-COV2 treatment trials recommended that further enrollment of hospitalized patients requiring high-flow oxygen or mechanical ventilation be placed on hold. It is possible that the FDA and other regulatory authorities may not approve REGN-COV2 for the treatment of COVID-19, or that any marketing approvals, if granted, may have significant limitations on its use. Further, other parties may be successful in developing a more effective treatment for COVID-19. As a result, we may never successfully commercialize REGN-COV2. The intense public interest, including speculation by the media, in the development of REGN-COV2 has caused significant volatility in our stock price, which we expect to continue as data and other information from the ongoing and any future clinical trials evaluating REGN-COV2 and third-party product candidates for the treatment or prevention of COVID-19 as well as any regulatory actions become public.
We also face risks related to our significant investment in the development, supply, allocation, distribution, pricing, and potential commercialization of REGN-COV2. Given the severity and urgency of the COVID-19 pandemic, we have committed significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of REGN-COV2, which involves a complex manufacturing process that is both resource- and time-sensitive. We expect our investment in the development and manufacture of REGN-COV2 to continue through 2021 and beyond, although the magnitude of our investment will be subject to clinical data results, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes. If we are unable to obtain regulatory approvals, or if we make a strategic decision to discontinue development of REGN-COV2 or are otherwise not successful in the commercialization of REGN-COV2, we will be unable to recoup our significant expenses incurred to date and in the future related to the development and production of REGN-COV2.
In addition, our internal manufacturing capacity will likely not be sufficient to cover the demand for REGN-COV2 if we receive regulatory approval or are otherwise authorized to market this therapy. While we have entered into a collaboration agreement with Roche to develop, manufacture, and distribute REGN-COV2, we cannot be certain that the technology transfer process required to allow Roche to manufacture REGN-COV2 will be completed in the expected time frame or at all nor can we be certain that this collaboration will result in the anticipated increase in the current manufacturing and distribution capacity for REGN-COV2 or that any increased manufacturing and distribution capacity will be sufficient. We and Roche also face challenges related to the allocation of existing and future supply of REGN-COV2, particularly with respect to geographic distribution. As supplies of REGN-COV2 are expected to remain constrained, it is possible that the U.S. government may limit or restrict our ability to distribute and commercialize REGN-COV2 outside of the United States. In addition, as a result of the emergency situations in many countries, there is a heightened risk that REGN-COV2 may be subject to adverse governmental actions in certain countries. The U.S. government may exercise or assert certain rights with respect to our inventions, products, or product candidates. For example, under the Defense Production Act, the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients, which could require us to allocate manufacturing capacity in a way that impacts our regular operations. In addition, our agreements with the U.S. government contain provisions granting the U.S. government certain rights relating to products, product candidates, and related inventions (as applicable) covered by those agreements. For example, in July 2020, we entered into an agreement to manufacture and deliver REGN-COV2 to the U.S. government. Among other rights, this agreement gives the U.S. government the right to require us to grant a non-exclusive license to applicable inventions to a third party if such action is deemed necessary to alleviate certain health or safety needs. This right may be triggered if we, for example, do not manufacture or supply sufficient product to address such needs. If the U.S. government exercises or asserts any such rights or imposes these or similar measures with respect to our products, product candidates, or related inventions (including REGN-COV2), it may adversely impact our business and results of operations. Foreign governments (including the government of Ireland, where we have manufacturing facilities) may have similar rights or attempt to assert any such rights. Further, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions made regarding the REGN-COV2 development program, including any allocation, distribution, or pricing decisions with respect to REGN-COV2. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect our stock price.
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA and Dupixent.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the nine months ended September 30, 2020 and 2019, EYLEA net sales in the United States represented 59% and 73% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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
•the outcome of the pending proceedings relating to EYLEA, Dupixent, and Praluent (described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
•the outcome of the pending government proceedings and investigations and other matters described in Note 12 to our Condensed Consolidated Financial Statements included in this report (including the civil complaint filed against us on June 24, 2020 in the U.S. District Court for the District of Massachusetts by the U.S. Attorney's Office for the District of Massachusetts);
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
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the products we or they commercialize for the products' currently approved indications in the United States, EU, and other countries where such products are approved. If we or our collaborators fail to maintain regulatory compliance for such products' currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies, or for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales" below.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, some of the Trump administration's prior budget proposals contained drug price control measures that may be included in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA); to allow some states to negotiate drug prices under Medicaid; and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The HHS has been soliciting feedback on some of these measures and may implement others impacting our business under its existing authority. CMS has also recently sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. In addition, since January 1, 2019, CMS has allowed Medicare Advantage ("MA") plans to use step therapy for Part B drugs (such as EYLEA).  On October 25, 2018, President Trump announced that CMS was evaluating a program that proposes to set the Medicare payment amount for Part B single-source drugs and biologics to more closely align with international drug prices (also referred to as reference or international price index ("IPI") drug pricing) and pay physicians and hospitals participating in such program a set drug add-on payment for administered drugs. CMS also issued an advance notice of proposed rulemaking that requested public comment on the proposed program, which is contemplated to initially cover fifty percent of Medicare Part B spending on separately payable Part B drugs (such as EYLEA), with the IPI-based price for each such drug to be phased in over a period of five years; notice of proposed rulemaking on this program is pending review by the Office of Management and Budget. In addition, in September 2020, President Trump signed an executive order entitled "Lowering Drug Prices by Putting America First" (the "MFN Executive Order"). The MFN Executive Order provides that it is "the policy of the United States that the Medicare program should not pay more for costly Part B or Part D prescription drugs or biological products than the most-favored-nation price" within the member countries of the Organization for Economic Co-operation and Development (the "MFN Price"); and directs the Secretary of the HHS to implement rulemaking to test a payment model pursuant to which Medicare would pay no more than the MFN Price for certain drugs covered by Medicare Parts B and D. While the scope, details, and implementation of these contemplated executive actions (including whether and how their mechanism may differ from that of the proposed IPI drug pricing program discussed above) are not clear, this continues to signal that the U.S. administration intends to pursue new measures to constrain drug costs and Medicare payments for drugs. Similarly, various members of the current U.S. Congress and 2020 presidential candidates have indicated that lowering drug prices continues to be a legislative and political priority, and some have introduced proposals aimed at drug pricing. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
The market for Dupixent's current and potential future indications is also competitive. In atopic dermatitis, there are several topical ointments or agents either approved or in development. In addition, a number of companies are developing antibodies against IL-13, IL-13Ra1, OX40, IL-31R, and/or IL-1alpha. Several companies are also studying JAK inhibitors for atopic dermatitis. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor or immunoglobulin E; and some of these antibodies, if approved in this indication, may also compete with Dupixent in CRSwNP. There are several other potentially competitive products in development that may compete with Dupixent in asthma, as well as potential future indications, including antibodies against thymic stromal lymphopoietin ("TSLP"), the IL-33 ligand, or the IL-33 receptor (ST2). Dupixent also faces competition from orally administered small molecule agents and inhaled products in asthma and potential future indications.
Libtayo also faces significant competition. There are several competitors that are marketing and/or developing antibodies against PD-1 and/or PDL-1, including Merck's Keytruda® (pembrolizumab), Bristol-Myers Squibb's Opdivo® (nivolumab), Roche's Tecentriq® (atezolizumab), and AstraZeneca's Imfinzi® (durvalumab).
There is also significant actual and potential future competition for other products marketed or otherwise commercialized by us and/or our collaborators under our collaboration agreements with them. For example, there are several companies that are marketing and/or developing antibodies or other molecules (such as small interfering RNA molecules, or siRNAs) against

PCSK9 and IL-6 and/or IL-6R, which currently (or, for product candidates in development, may in the future if approved) compete with Praluent and Kevzara, respectively.
Product Candidates
Our other late-stage and earlier-stage clinical candidates in development are all fully human antibodies. Our VelocImmune® technology, other antibody generation technologies, and other late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies, including antibody generation technologies and other approaches such as RNA interference (RNAi) and chimeric antigen receptor T cell (CAR-T cell) technologies. For example, we are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. We are also aware of other companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects. In addition, the first product to reach the market in a therapeutic area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our collaborators, can develop our product candidates, complete the clinical trials and approval processes, and, if such product candidates are approved for marketing and sale, supply commercial quantities to the market is expected to continue to be an important competitive factor. Due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for a product against any particular target, which may have a material adverse effect on our business or future prospects.
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
We sell EYLEA, Libtayo, Praluent, and ARCALYST in the United States to several distributors and specialty pharmacies, as applicable. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the nine months ended September 30, 2020, our gross product sales of such products to two customers accounted on a combined basis for 86% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.

If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have an organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish commercial capabilities outside the United States if we decide to co-commercialize a product outside the United States. For example, we recently exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States. In addition, there may be other circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or our existing collaborator decides not to opt in, decides to opt out, or breaches its obligations to us with respect to a particular product.
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
Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance, the FDA can impose regulatory sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
In addition to the regular way drug approval process, the FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. If we are granted an EUA for any of our product candidates (such as REGN-COV2), we would be able to commercialize any such product candidate prior to FDA approval. However, there is no guarantee that the FDA will grant an EUA for any of our product candidates; in addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long an EUA (if it is granted with respect to any of our product candidates) would remain in effect for any such product candidate. Such revocation could adversely impact our business in a variety of ways, including by having to absorb related manufacturing and overhead costs as well as potential inventory write-offs if regulatory approval is not obtained timely or at all.
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
Many of our clinical trials are conducted under the oversight of IDMCs. These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results. For example, in August 2020, we discontinued actively treating patients with fasinumab (which at such time only involved dosing in an optional second-year extension phase of one trial) following a recommendation from the responsible IDMC that the program be terminated based on available evidence to date. The recommended termination or material modification of any of our ongoing late-stage clinical trials by an IDMC could negatively impact the future development of our product candidate(s), and our business, prospects, operating results, and financial condition may be materially harmed.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. In addition, other parties may allege that our drug-delivery devices infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 12 to our Condensed Consolidated Financial Statements. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal), as described in Note 12 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. For example, on February 11, 2020, anonymous parties filed two requests for ex parte reexamination of two of our patents - U.S. Patent Nos. 10,406,226 (the "'226 Patent") and 10,464,992 (the "'992 Patent"). The '226 Patent concerns methods for manufacturing VEGF antagonist fusion proteins, including aflibercept, and the '992 Patent concerns formulations and vials containing VEGF antagonist fusion proteins, including aflibercept. The USPTO has granted both requests to initiate reexamination proceedings. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to awards of damages if we are found to have infringed such patents or rights.
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
We are aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies; antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis with such antibodies; antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies; and antibodies to PD-1 and methods of treating cancer with such antibodies. In addition to Dupixent (dupilumab), Libtayo (cemiplimab), Praluent (alirocumab), and Kevzara (sarilumab), our late-stage antibody-based pipeline includes fasinumab, an antibody to NGF; evinacumab, an antibody to ANGPTL3; garetosmab, an antibody to Activin A; pozelimab, an antibody to C5; odronextamab, a bispecific antibody targeting CD20 and CD3; and

REGN-COV2, a novel investigational antibody "cocktail" treatment designed to prevent and treat infection from the SARS-CoV-2 virus.
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
Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. For example, our internal manufacturing capacity will likely not be sufficient to cover the demand for REGN-COV2, our novel investigational antibody "cocktail" treatment designed to prevent and treat infection from the SARS-CoV-2 virus, if we receive regulatory approval or are otherwise authorized to market this therapy. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. For example, as described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in August 2020, we announced a collaboration agreement with Roche to develop, manufacture, and distribute REGN-COV2. We cannot be certain that the technology transfer process required to allow Roche to manufacture REGN-COV2 will be completed in the expected time frame or at all nor can we be certain that this collaboration will result in the anticipated increase in the current manufacturing and distribution capacity for REGN-COV2 or that any increased manufacturing and distribution capacity will be sufficient. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services, including with respect to drug-delivery devices (such as a pre-filled syringe, patch pump, auto-injector, or other delivery system). Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales.
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
Other Regulatory and Litigation Risks
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

Our business activities have been, and may in the future be, challenged under federal or state healthcare laws, which may subject us to civil or criminal proceedings, investigations, or penalties.
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
Our operations are subject to environmental, health, and safety laws and regulations, including those governing the use of hazardous materials. Compliance with these laws and regulations is costly, and we may incur substantial liability arising from our activities involving the use of hazardous materials.
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
The U.S. government could carry out significant changes in legislation, regulation, and government policy (including with respect to the possible repeal of all or portions of the PPACA, government reimbursement changes and drug price control measures, and changes in the existing treaty and trade relationships with other countries), as evidenced by statements and actions of President Trump and certain members of Congress (including those discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payors, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition"). While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business.
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
We rely on funding and support from Sanofi to develop, manufacture, and commercialize certain of our products and product candidates. With respect to the products that we are co-developing with Sanofi under our Antibody Collaboration (currently consisting of Dupixent, Kevzara, and itepekimab), Sanofi funds a significant portion of development expenses incurred in connection with the development of these products. In addition, we rely on Sanofi to lead much of the clinical development efforts, assist with or lead efforts to obtain and maintain regulatory approvals, and lead the commercialization efforts for these products and product candidates.
We are developing MUC16xCD3 Program antibodies (such as REGN4018) and BCMAxCD3 Program antibodies (such as REGN5458 and REGN5459) under the amended and restated IO Discovery and Development Agreement with Sanofi and Sanofi has the right to elect to co-develop these antibodies under our IO Collaboration. If Sanofi does not elect to co-develop MUC16xCD3 Program antibodies or BCMAxCD3 Program antibodies under our IO Collaboration, or opts out of their development under our IO Collaboration, we will be required to fund and conduct on our own all such efforts to support those product candidates, unless we enter into arrangements with other parties.
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
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. These systems are also critical to enable remote working arrangements, which have been growing in importance due in part to the COVID-19 pandemic and our implementation of work-from-home policies for a significant part of our employees. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, internal and external malicious intrusion, and computer viruses and ransomware, which may impact product production and key business processes. We also have outsourced significant elements of our information technology infrastructure and operations to third parties, which may allow them to access our confidential information and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.
In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.
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
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, there is no guarantee that we will have the ability to pay the principal amount due on the Notes at maturity or redeem, repurchase, or refinance the Notes prior to maturity on acceptable terms or at all. In addition, in March 2017, we completed a $720.0 million lease financing for our existing corporate headquarters and other rentable area consisting of approximately 150 acres of predominately office buildings and laboratory space located in Tarrytown, New York, which will become due and payable in full on the five-year anniversary of the closing date unless extended with the consent of all the participants and subject to certain other conditions. Our ability to refinance or to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of our marketed products, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
Our indebtedness could adversely impact our business.
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of September 30, 2020, we had an aggregate of $2.695 billion of outstanding indebtedness under the Notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
Our revenue from outside of the United States will increase as our products, whether marketed or otherwise commercialized by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, euro, British pound sterling, Canadian dollar, and Australian dollar. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. Therefore, significant changes in foreign exchange rates can impact our operating results and the financial condition of our Company.

Our investments are subject to risks and other external factors that may result in losses or affect the liquidity of these investments.
As of September 30, 2020, we had $1.573 billion in cash and cash equivalents and $4.328 billion in marketable securities (including $777.6 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
The elimination of LIBOR could adversely affect our business, operating results, and financial condition.
In July 2017, the United Kingdom regulator that regulates the London Interbank Offered Rate ("LIBOR") announced its intention to phase out LIBOR rates by the end of 2021. No consensus exists as to what rate or rates may become accepted alternatives to LIBOR or whether LIBOR rates will cease to be published or supported before or after 2021. A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our outstanding variable-rate indebtedness and interest rate swaps, as well as floating-rate debt securities we hold. For example, if a published U.S. dollar LIBOR rate is unavailable after 2021, the rent payments for the leased facilities in Tarrytown, New York and interest for borrowings (if any) with an interest rate based on the LIBOR rate under our revolving credit facility, all of which are indexed to LIBOR, will be determined using various alternative methods, any of which may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2020, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2020. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will continue to repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
Our board of directors previously authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock (of which $372.7 million remained available as of September 30, 2020). Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2020, holders of Class A Stock held 15.0% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2020:
•our current executive officers and directors beneficially owned 8.5% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2020, and 19.8% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2020; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2020. In addition, these five shareholders plus our Chief Executive Officer held approximately 46.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2020.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase program, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under one of our long-term incentive plans, during the three months ended September 30, 2020. Refer to Part I, Item 2. "Liquidity and Capital Resources" for further information.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/2020–7/31/2020	9		$655.57	—		473,117,435
9/1/2020–9/30/2020	179,828	(a)	$558.55	179,824	(a)	372,677,037
Total	179,837	(a)		179,824	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is related to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock awards or restricted stock units granted under one of our long-term incentive plans.

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
4.1
Indenture, dated August 12, 2020, between Regeneron Pharmaceuticals, Inc. (the "Registrant") and U.S. Bank National Association. (Incorporated by reference from the Form 8-K for the Registrant, filed August 12, 2020.)

4.2	First Supplemental Indenture, dated August 12, 2020, between the Registrant and U.S. Bank National Association. (Incorporated by reference from the Form 8-K for the Registrant, filed August 12, 2020.)
4.3	Form of 1.750% Senior Note due 2030 (included in Exhibit 4.2).
4.4	Form of 2.800% Senior Note due 2050 (included in Exhibit 4.2).
10.1*	Base Agreement, dated as of July 6, 2020, by and between the Registrant and Advanced Technology International.
10.2*	Project Agreement, dated as of July 6, 2020, by and between the Registrant and Advanced Technology International.
10.3*	License Agreement, dated as of August 18, 2020, by and among the Registrant, F. Hoffman-La Roche Ltd, and Genentech, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	November 5, 2020	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)