Form 10-K
period 2020-12-31
REGENERON PHARMACEUTICALS, INC.
filed 2021-02-08
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:	0-19034
REGENERON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $63,344,000,000, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2020, the last trading day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has assumed that all of its directors and executive officers, and no other persons, are its affiliates. This determination of affiliate status is not necessarily a determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock as of January 29, 2021:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,848,970
Common Stock, $.001 par value	105,282,929

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 92 to 97 of this filing.

REGENERON PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

"ARCALYST®," "Evkeeza™," "EYLEA®," "Inmazeb™," "Libtayo®" (in the United States), "Praluent®" (in the United States), "REGEN-COV™," Regeneron®," "Regeneron Genetics Center®," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT™," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed or otherwise commercialized by Regeneron and/or its collaborators (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and product candidates being developed by Regeneron and/or its collaborators (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, InmazebTM (atoltivimab, maftivimab, and odesivimab-ebgn), REGEN-COV™ (casirivimab and imdevimab), fasinumab, EvkeezaTM (evinacumab), garetosmab, pozelimab, odronextamab, itepekimab, REGN5458, REGN5713-5714-5715, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation EYLEA, Dupixent, Libtayo, Praluent, Kevzara, REGEN-COV, fasinumab, Evkeeza, garetosmab, pozelimab, odronextamab, itepekimab, REGN5458, and REGN5713-5714-5715; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products (such as EYLEA, Dupixent, Libtayo, Praluent, and Kevzara), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of market acceptance and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron’s Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid (including the impact of the recently issued "most-favored-nation" interim final rule); coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), as well as Regeneron's agreement with Roche relating to REGEN-COV, to be cancelled or terminated; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV described further in Note 15 to our Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 15 to our Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part I, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.

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
Selected financial information is summarized as follows:

	Year Ended December 31,
(In millions, except per share data)	2020	2019*	2018*
Revenues	$8,497.1	$6,557.6	$5,145.6
Net income	$3,513.2	$2,115.8	$2,444.4
Net income per share - diluted	$30.52	$18.46	$21.29

* Certain revisions have been made to the previously reported revenues for the years ended December 31, 2019 and 2018. See Note 1 to our Consolidated Financial Statements for further details.
For purposes of this report, references to our products encompass products marketed or otherwise commercialized by us and/or our collaborators and references to our product candidates encompass product candidates in development by us and/or our collaborators (in the case of collaborated products or product candidates under the terms of the applicable collaboration agreements), unless otherwise stated or required by the context.
Products
Products that have received marketing approval are summarized in the table below.

Product		Disease Area	Territory
			U.S.	EU	Japan	ROW(4)
EYLEA (aflibercept) Injection(1)	-	Neovascular age-related macular degeneration ("wet AMD")	✓	✓	✓	✓
	-	Diabetic macular edema ("DME")	✓	✓	✓	✓
-
Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")
			✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy	✓
	-	Neovascular glaucoma ("NVG")			✓
Dupixent (dupilumab) Injection(2)	-	Atopic dermatitis (in adults and adolescents)(5)	✓	✓	✓	✓
	-	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(2)	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓

Product (continued)		Disease Area	Territory
			U.S.	EU	Japan	ROW(4)
Praluent (alirocumab) Injection(3)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD") (in adults)	✓	✓	(7)	✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(2)	-	Rheumatoid arthritis ("RA") (in adults)	✓	✓	✓	✓
Inmazeb (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	-	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(8)	-	Cryopyrin-Associated Periodic Syndromes ("CAPS"), including Familial Cold Auto-inflammatory Syndrome ("FCAS") and Muckle-Wells Syndrome ("MWS")	✓
	-	Deficiency of Interleukin-1 Receptor Antagonist ("DIRA") (in adults and pediatrics)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(6)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

Note 1: Refer to "Net Product Sales of Regeneron-Discovered Products" section below for information regarding whether net product sales for a particular product are recorded by us, Bayer, or Sanofi
Note 2: Refer to product label in each territory for specific information
(1) In collaboration with Bayer (outside the United States)
(2) In collaboration with Sanofi
(3) In collaboration with Sanofi prior to April 2020. Effective April 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States. Pursuant to the April 2020 agreement, Sanofi pays us a royalty on net product sales of Praluent outside the United States. Refer to "Collaboration, License, and Other Agreements - Sanofi" section below for further details.

(4) Rest of world. Checkmark in this column indicates that the product has received marketing approval in at least one country outside of the United States, European Union ("EU"), or Japan.
(5) Approval in Japan is for adults and adolescents 15 years of age and older
(6) Pursuant to a 2015 amended and restated ZALTRAP agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net product sales of ZALTRAP

(7) No longer marketed by Sanofi in Japan due to injunction (see Note 15 to our Consolidated Financial Statements for further details)
(8) Pursuant to a 2017 license agreement with Kiniksa Pharmaceuticals, Ltd., we granted Kiniksa the right to develop and commercialize certain new indications for ARCALYST. We currently maintain exclusive rights to ARCALYST in the United States for existing indications. Commencing with the receipt of marketing approval by Kiniksa for the first new indication of ARCALYST in the United States, we will grant U.S. commercial rights to ARCALYST for all approved indications and Kiniksa will pay us a share of ARCALYST profits. Refer to "Collaboration, License, and Other Agreements - Kiniksa" section below for further details.

Additional Information - Product Updates
Inmazeb
Inmazeb is a cocktail of three fully-human monoclonal antibodies that each bind to the Ebola virus at different points, which may serve to increase efficacy, reduce the development of viral sequences that lead to resistance, and potentially enable utility in future outbreaks as viruses continue to evolve. In October 2020, the U.S. Food and Drug Administration ("FDA") approved Inmazeb for the treatment of infection caused by Zaire ebolavirus in adult and pediatric patients, including newborns of mothers who have tested positive for the infection. In connection with this approval, we were also granted a material threat medical countermeasure priority review voucher by the FDA.
REGEN-COV - Emergency Use Authorization
In November 2020, REGEN-COV (antibody cocktail casirivimab and imdevimab administered together) received Emergency Use Authorization ("EUA") from the FDA for the treatment of mild to moderate COVID-19 in adults, as well as in pediatric patients at least 12 years of age and weighing at least 40 kg, who have received positive results of direct SARS-CoV-2 viral testing and are at high risk for progressing to severe COVID-19 and/or hospitalization. The EUA is temporary and does not replace a formal Biologics License Application ("BLA") submission review and approval process. This use is authorized only for the duration of the declaration that circumstances exist justifying the authorization of the emergency use, unless terminated or revoked sooner. See information regarding ongoing clinical trials of REGEN-COV below.
Net Product Sales of Regeneron-Discovered Products

	Net Product Sales Recorded by Regeneron	Year Ended December 31,
		2020			2019			2018
(In millions)		U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
EYLEA(a)	U.S.	$4,947.2	$2,961.5	$7,908.7	$4,644.2	$2,897.4	$7,541.6	$4,076.7	$2,668.9	$6,745.6
Dupixent	(b)	$3,226.2	$818.6	$4,044.8	$1,871.2	$444.4	$2,315.6	$776.3	$145.7	$922.0
Libtayo(b)	U.S.	$270.7	$77.5	$348.2	$175.7	$18.1	$193.8	$14.8	—	$14.8
Praluent(c)	U.S.	$186.0	$172.8	$358.8	$126.0	$162.7	$288.7	$181.3	$125.5	$306.8
Kevzara	(b)	$141.6	$128.3	$269.9	$129.0	$77.7	$206.7	$74.7	$21.9	$96.6
REGEN-COV(d)	U.S.	$185.7	—	$185.7	—	—	—	—	—	—
ZALTRAP	(b)	$5.8	$97.9	$103.7	$7.3	$101.1	$108.4	$9.0	$98.8	$107.8
ARCALYST	U.S.	$13.1	—	$13.1	$14.5	—	$14.5	$14.7	—	$14.7

(a) Regeneron records net product sales of EYLEA in the United States. Bayer records net product sales of EYLEA outside the United States. The Company records its share of profits/losses in connection with sales of EYLEA outside the United States within Bayer collaboration revenue.

(b) Regeneron records net product sales of Libtayo in the United States. Sanofi records net product sales of Libtayo outside the United States and global net product sales of Dupixent, Kevzara, and ZALTRAP. The Company records its share of profits/losses within Sanofi collaboration revenue in connection with (i) sales of Libtayo outside the United States, and (ii) global sales of Dupixent and Kevzara. Sanofi pays the Company a percentage of net sales of ZALTRAP.

(c) Effective April 1, 2020, Regeneron records net product sales of Praluent in the United States. Also effective April 1, 2020, Sanofi records net product sales of Praluent outside the United States and pays the Company a royalty on such sales. Previously, Sanofi recorded global net product sales of Praluent and the Company recorded its share of profits/losses in connection with such sales within Sanofi collaboration revenue. Refer to "Products" section above and "Collaboration, License, and Other Agreements - Sanofi" section below for further details.

(d) Regeneron records net product sales of REGEN-COV in connection with its agreements with the U.S. government. Refer to "Agreements Related to COVID-19 - U.S. Government" below for further details.
Programs in Clinical Development
Product candidates in clinical development, which are being developed by us and/or our collaborators, are summarized in the table below. We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite® technology platforms (refer to "Research and Development Technologies - VelociSuite" section below). We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, manufacture, and commercialize new product candidates.
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

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2020 and 2021 Events to Date	Select Upcoming Milestones(k)

Ophthalmology

EYLEA(b)		–High-dose formulation in wet AMD	–Retinopathy of prematurity ("ROP")(c) –High-dose formulation in wet AMD –High-dose formulation in DME		–Approved by Ministry of Health, Labour and Welfare ("MHLW") for NVG in Japan –Pre-filled syringe approved by European Commission ("EC")	–Report results from Phase 2 study for high-dose formulation in wet AMD (second half 2021)

Immunology & Inflammation

Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit		–Peanut allergy –Grass allergy
–Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)

–Asthma in pediatrics (6–11 years of age)

–Eosinophilic esophagitis ("EoE")(c) in adults(d), adolescents(d), and pediatrics

–Chronic obstructive pulmonary disease ("COPD")

–Bullous pemphigoid (Phase 2/3)(c)

–Chronic spontaneous urticaria

–Prurigo nodularis

–Allergic bronchopulmonary aspergillosis ("ABPA")

–Chronic inducible urticaria
–Asthma in pediatrics (6–11 years of age) (U.S.) –Asthma longer term efficacy and safety (U.S.) –200 mg auto-injector (U.S.)	–Approved by FDA and EC for expanded atopic dermatitis indication in pediatrics (6–11 years of age)

–Approved by National Medical Products Administration ("NMPA") in China for adults with atopic dermatitis

–Reported that Phase 3 trial for asthma in children aged 6 to 11 years met its primary and key secondary endpoints

–Approved by MHLW for CRSwNP in Japan

–Approved by FDA and MHLW for 300 mg auto-injector

–Reported that Part A of the Phase 3 trial in adult and adolescent patients with EoE met both co-primary endpoints

–Report results from Phase 3 study for atopic dermatitis in pediatric patients (6 months–5 years of age) (2022)

–FDA decision on supplemental BLA ("sBLA") for asthma in pediatrics (6–11 years of age) (second half 2021)

–FDA decision on sBLA for asthma longer term efficacy and safety label update (second half 2021)

–Submit Marketing Authorization Application ("MAA") for asthma in pediatrics (6–11 years of age) (first quarter 2021)

–Report results from Part B of the Phase 3 study in adults and adolescents with EoE (second half 2021)

–Report results from Phase 2 monotherapy study in peanut allergy (second half 2021)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2020 and 2021 Events to Date	Select Upcoming Milestones(k)
Dupixent (dupilumab)(a) (continued)			–Chronic sinusitis without nasal polyposis –Allergic fungal rhinosinusitis
–Reported that Phase 2 trial of Dupixent in combination with Aimmune Therapeutics' AR101, an oral immunotherapy, in pediatric patients with peanut allergy met its primary and key secondary endpoint

–Presented results from Phase 2a trial in grass allergy

–Initiated second confirmatory Phase 3 trial in COPD

–FDA decision on sBLA for 200 mg auto-injector (mid-2021)

–Report results from Phase 3 chronic spontaneous urticaria and prurigo nodularis studies (second half 2021)

–Initiate Phase 3 study in hand and foot atopic dermatitis (first half 2021)

Kevzara (sarilumab)(a) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") –Systemic juvenile idiopathic arthritis ("sJIA")			–Reported that Phase 3 studies in COVID-19 patients did not meet primary and key secondary endpoints –Discontinued clinical development in polymyalgia rheumatica and giant cell arteritis
Itepekimab(a) (REGN3500) Antibody to IL-33			–COPD		–Discontinued further clinical development in atopic dermatitis due to lack of efficacy
REGN1908-1909(f) Multi-antibody therapy to Feld1		–Cat allergy				–Report results from Phase 2 study in cat allergic asthmatics (first half 2021)
REGN5713-5714-5715 Multi-antibody therapy to Betv1			–Birch allergy
REGN6490 Antibody to IL-36R	–Palmo-plantar pustulosis

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2020 and 2021 Events to Date	Select Upcoming Milestones(k)

Solid Organ Oncology

Libtayo (cemiplimab)(a)(h) Antibody to PD-1	–Basal cell carcinoma ("BCC") (pivotal study) –Metastatic or locally advanced CSCC(d) –Neoadjuvant CSCC	–First-line non-small cell lung cancer ("NSCLC"), monotherapy –First-line NSCLC, chemotherapy combination –Second-line cervical cancer(e) –Adjuvant CSCC	–First-line NSCLC, monotherapy (U.S. and EU) –Advanced BCC (U.S. and EU)	–Reported that Phase 3 monotherapy trial in first-line NSCLC met primary endpoint. Independent Data Monitoring Committee ("IDMC") recommended stopping the trial early due to highly significant improvement in overall survival

–Completed patient enrollment in Phase 3 first-line NSCLC chemotherapy combination study

–Reported that Phase 2 study in BCC demonstrated clinically-meaningful and durable responses

–Presented positive data from pivotal NSCLC monotherapy and BCC studies at the European Society for Medical Oncology ("ESMO") Virtual Congress 2020

–Adjuvant CSCC program under internal review	–FDA decision on sBLA (target action date of February 28, 2021) and EC decision on regulatory submission (mid-2021) for first-line NSCLC, monotherapy

–Interim analysis from Phase 3 study in first-line NSCLC, chemotherapy combination (second half 2021)

–FDA decision on sBLA (target action date of March 3, 2021) and EC decision on regulatory submission (mid-2021) for advanced BCC

–Interim analysis from Phase 3 study in cervical cancer (2021)
REGN4018(a) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer					–Report results from Phase 1 study in platinum-resistant ovarian cancer (2022)
REGN5668 Bispecific antibody targeting MUC16 and CD28	–Ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer					–Report results from Phase 1 study in prostate cancer (2022)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2020 and 2021 Events to Date	Select Upcoming Milestones(k)
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC
REGN3767(f) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies
REGN6569 Antibody to GITR	–Solid tumors				–Dosing and enrollment in Phase 1 trial temporarily suspended due to a serious adverse event
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Odronextamab (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)	–B-cell non-Hodgkin lymphoma ("B-NHL") (potentially pivotal study)	–Expanded potentially pivotal Phase 2 program with different subtypes of NHL –Paused new enrollment of patients with B-NHL in compliance with FDA partial clinical hold	–Finalize protocol amendment and resume patient enrollment (first half 2021)

–Complete patient enrollment in potentially pivotal Phase 2 study in B-NHL (second half 2021)

–Initiate Phase 3 program (2021)
REGN5458(a) Bispecific antibody targeting BCMA and CD3		–Multiple myeloma (potentially pivotal study)			–Presented updated results from Phase 1 study in multiple myeloma at ASH	–Complete patient enrollment in potentially pivotal Phase 2 study in multiple myeloma (second half 2021) –Initiate pivotal trials in earlier lines of multiple myeloma therapy (second half 2021)
REGN5459(a) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2020 and 2021 Events to Date	Select Upcoming Milestones(k)
Pozelimab(f) (REGN3918) Antibody to C5	–Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(p)	–PNH, monotherapy(c) –CD55-deficient protein-losing enteropathy(c)				–Initiate Phase 3 study in myasthenia gravis (second half 2021)
Cemdisiran(p) siRNA therapeutic targeting C5		–Immunoglobulin A nephropathy
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(o) TTR gene knockout using CRISPR/Cas9	–Hereditary transthyretin amyloidosis with polyneuropathy ("hATTR-PN")

General Medicine

REGEN-COV (casirivimab and imdevimab)(g)(n) Multi-antibody therapy to SARS-CoV-2 virus	–COVID-19 multi-dose safety study	–COVID-19 dose-ranging virology study in non-hospitalized patients	–COVID-19 treatment in non-hospitalized patients –COVID-19 treatment in hospitalized patients –COVID-19 treatment in hospitalized patients (UK-based RECOVERY trial) –COVID-19 prevention(m)	–European Medicines Agency ("EMA") Rolling Review of casirivimab and imdevimab data	–Reported results from first 799 non-hospitalized COVID-19 patients in Phase 2/3 trial showing that trial met primary and key secondary endpoints

–Received EUA from FDA for mild to moderate COVID-19 in high risk non-hospitalized patients

–Reported data from Phase 1/2/3 trial in hospitalized COVID-19 patients requiring low-flow oxygen and that Phase 3 program will continue based on passing futility analysis

–IDMC recommended further enrollment of hospitalized patients requiring high-flow oxygen or mechanical ventilation be placed on hold	–Report additional data from Phase 3 portion of COVID-19 study in non-hospitalized patients (first half 2021)

–Report results for lower 1,200 mg dose from Phase 3 portion of COVID-19 study in non-hospitalized patients (first half 2021)

–Report additional data from Phase 3 portion of COVID-19 prevention study (second quarter 2021)

–Data to be reported from Phase 3 RECOVERY trial in hospitalized patients (first half 2021)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2020 and 2021 Events to Date	Select Upcoming Milestones(k)
REGEN-COV (casirivimab and imdevimab)(g)(n) (continued)
–Reported positive initial results from Phase 3 portion of COVID-19 prevention study

–Papers published in Science and New England Journal of Medicine ("NEJM") describing REGEN-COV and initial trial results
–Report data from Phase 2 dose-ranging virology study in non-hospitalized patients (first half 2021) –Submit BLA and MAA for COVID-19 (mid-2021)
Praluent (alirocumab)(j) Antibody to PCSK9			–Homozygous familial hypercholesterolemia ("HoFH")(c) in pediatrics –HeFH in pediatrics	–HoFH in adults (U.S.)	–Reported results from Phase 3 study in adult patients with HoFH	–FDA decision on sBLA for HoFH in adults (target action date of April 4, 2021) –Report interim results from Phase 3 study for HeFH in pediatrics (first half 2021)
Fasinumab(l)(f) (REGN475) Antibody to NGF	–Osteoarthritis pain of the knee or hip(e)	–Reported top-line results from Phase 3 trials in osteoarthritis pain of the knee or hip

–Discontinued actively treating patients following recommendation from the IDMC that the program should be terminated
–Report additional longer-term safety results from Phase 3 studies in osteoarthritis pain of the knee or hip (first half 2021)

–Continue discussions with regulatory authorities and determine next steps for the program (first half 2021)

Evkeeza (evinacumab)(f) Antibody to ANGPTL3		–Severe hypertriglyceridemia		–HoFH (U.S. and EU)(c)(d)	–NEJM published positive results from Phase 3 trial in HoFH	–FDA decision on BLA (target action date of February 11, 2021) and EC decision on MAA for HoFH (first half 2021)
Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e) (potentially pivotal study)			–Reported results from Phase 2 study in FOP –Paused dosing in the open-label portion of the Phase 2 study in FOP based on reports of serious adverse events	–Further review trial data and determine next steps for the program (first half 2021)
REGN4461(f) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2020 and 2021 Events to Date	Select Upcoming Milestones(k)
REGN5381 Agonist antibody to NPR1	–Heart failure
ALN-HSD(p) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")

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

(k) As described in the section preceding the table above and Part I, Item 1A. "Risk Factors," development timelines may be further subject to change as a result of the impact of the COVID-19 pandemic
(l) In collaboration with Teva and Mitsubishi Tanabe Pharma
(m) Conducted with the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health ("NIH")
(n) In collaboration with Roche
(o) In collaboration with Intellia
(p) In collaboration with Alnylam

Additional Information - Clinical Programs
Clinical Development Program Updates
REGEN-COV (casirivimab and imdevimab)
In April 2020, the Company moved its leading neutralizing antibodies into preclinical and clinical-scale cell production lines, and in June 2020, initiated its first clinical trial of REGEN-COV. Following a positive review from the IDMC of the REGEN-COV Phase 1 safety results in an initial cohort, the program advanced to late-stage clinical trials (see table above for further details). The REGEN-COV clinical program consists of the following separate study populations: non-hospitalized symptomatic and asymptomatic COVID-19 patients, hospitalized COVID-19 patients, uninfected people with close exposure to a COVID-19 patient (such as the patient's housemate), and healthy volunteers.
In October 2020, we announced positive results from the first 799 patients in the ongoing Phase 2/3 seamless trial in non-hospitalized patients with COVID-19, showing that REGEN-COV significantly reduced viral load and patient medical visits (hospitalizations, emergency room, urgent care visits, and/or physician office/telemedicine visits). The trial met the primary and key secondary endpoints. In September 2020, we had announced initial data from the trial showing that the antibody cocktail reduced viral load and time to alleviate symptoms.
In October 2020, the IDMC for the REGEN-COV treatment trials for COVID-19 recommended that the current hospitalized patient trial be modified. Specifically, based on a potential safety signal and an unfavorable risk/benefit profile at this time, the IDMC recommended that further enrollment of patients requiring high-flow oxygen or mechanical ventilation be placed on hold pending collection and analysis of further data on patients already enrolled. The IDMC also recommended continuing enrollment of hospitalized patients requiring either no or low-flow oxygen as the risk/benefit remains acceptable in these cohorts. Finally, the IDMC recommended continuation of the outpatient trial (described further above) without modification.
In December 2020, we announced initial data from the ongoing Phase 1/2/3 trial in hospitalized COVID-19 patients requiring low-flow oxygen. The primary clinical objective of this initial analysis was to determine if there was sufficient efficacy in these patients to warrant continuing the trial (i.e., futility analysis). The Phase 3 program in hospitalized patients requiring low-flow oxygen will continue based on passing futility analysis, as seronegative patients (patients who did not have antibodies at baseline) treated with the antibody cocktail had a lower risk of death or receiving mechanical ventilation.
In September 2020, we and the University of Oxford announced that the RECOVERY trial in the United Kingdom will evaluate REGEN-COV. The RECOVERY trial, which is a Phase 3 open-label trial in patients hospitalized with COVID-19, will compare the effects of adding the antibody cocktail to the usual standard-of-care versus standard-of-care on its own. The trial is being coordinated by researchers at the University of Oxford. The RECOVERY IDMC is aware of the IDMC recommendations made in connection with the REGEN-COV treatment trials (described above), and advised that they saw no cogent reason to modify the protocol or intake to the study and recommended continuing recruitment of eligible patients to all study arms.
In January 2021, the Company announced positive initial results from an ongoing Phase 3 trial evaluating REGEN-COV used as a passive vaccine for the prevention of COVID-19 in people at high risk of infection (due to household exposure to a COVID-19 patient). An exploratory analysis was conducted on the first approximately 400 evaluable individuals enrolled in the trial, who were randomized to receive passive vaccination with REGEN-COV (1,200 mg via subcutaneous injections) or placebo.
As described further under "Products - REGEN-COV - Emergency Use Authorization" above, in November 2020, REGEN-COV received EUA from the FDA for the treatment of mild to moderate COVID-19 who have received positive results of direct SARS-CoV-2 viral testing and are at high risk for progressing to severe COVID-19 and/or hospitalization. The EUA is temporary and does not replace a formal BLA submission review and approval process. Evaluation of the antibody cocktail's safety and efficacy is ongoing in multiple clinical trials, and data from these trials would be used to support a future BLA submission. Under the EUA, the current authorized dose is 2,400 mg, and we are currently evaluating the safety and efficacy of a lower 1,200 mg dose in an ongoing Phase 3 trial in non-hospitalized patients.
In February 2021, the EMA announced it had commenced a Rolling Review of data for the casirivimab and imdevimab antibody cocktail. Data on the safety, tolerability, and efficacy of the antibody cocktail will be shared with the EMA as they become available in the coming months.

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
Odronextamab
In December 2020, we announced that we are pausing new enrollment of patients with B-NHL in our trials for odronextamab in compliance with an FDA partial clinical hold. The FDA requested that we amend the trial protocols in order to further reduce the incidence of ≥Grade 3 cytokine release syndrome ("CRS") during step-up dosing.
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
Descriptions of Marketed Products Studied in Additional Indications and Product Candidates in Late-Stage Clinical Development
EYLEA
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
Libtayo (cemiplimab)
Libtayo is a fully-human monoclonal antibody targeting the immune checkpoint receptor PD-1. The PD-1/PD-L1 immune checkpoint pathway has emerged as a major mechanism by which cancers evade immune destruction. Regeneron is studying Libtayo as monotherapy and in combination with other anti-cancer agents in various indications. It is also being studied by other companies in combination with their proprietary assets.

Odronextamab
Odronextamab is an investigational bispecific monoclonal antibody designed to bridge T-cells and tumor cells. It is designed to trigger tumor killing by binding to both a protein expressed on B-cell cancers (CD20) and a component of the T-cell receptor ("TCR") complex (CD3). At the tumor site, it activates T-cells by engaging their CD3 molecules and promotes T-cell mediated killing of the cancer cells.
REGN5458
REGN5458 is an investigational bispecific monoclonal antibody designed to bind to BCMA on multiple myeloma cells and the CD3 receptor on T-cells in order to bridge them together and activate T-cells to kill the cancer cells.
Pozelimab
Pozelimab is an investigational, fully-human monoclonal antibody designed to block complement factor C5 in order to treat diseases mediated by abnormal complement pathway activity, including PNH and CD55-deficient protein-losing enteropathy. Pozelimab is being studied as monotherapy and also in combination with Alnylam’s siRNA investigational therapy, cemdisiran.
REGEN-COV (casirivimab and imdevimab)
REGEN-COV is an investigational cocktail of two fully-human monoclonal antibodies designed to prevent and treat infection from the SARS-CoV-2 virus. The two potent, virus-neutralizing antibodies that form the cocktail bind non-competitively to the critical receptor binding domain of the virus's spike protein, which diminishes the ability of mutant viruses to escape treatment and protects against spike variants that have arisen in the human population.
Praluent (alirocumab)
Praluent is a fully-human monoclonal antibody that inhibits the binding of PCSK9 to the LDL receptor. Through inhibiting PCSK9, Praluent increases the number of available LDL receptors on the surface of liver cells to clear LDL, which lowers LDL cholesterol levels in the blood.
Fasinumab
Fasinumab is an investigational, fully-human monoclonal antibody that targets NGF, a protein that plays a central role in the regulation of pain signaling, and is a potential new way to manage pain without resorting to opioids.
Evkeeza (evinacumab)
Evkeeza is an investigational, fully-human monoclonal antibody that specifically binds to and blocks ANGPTL3. ANGPTL3 plays a key role in regulating plasma lipid levels, including triglycerides, LDL cholesterol, and HDL cholesterol, through inhibition of lipase enzymes (lipoprotein lipase and endothelial lipase).
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
Itepekimab
Itepekimab is an investigational, fully-human monoclonal antibody that inhibits IL-33, a protein that is believed to play a key role in lung inflammation, including in COPD.
REGN5713-5714-5715
REGN5713-5714-5715 is an investigational combination of three fully-human monoclonal antibodies designed to treat allergic inflammatory conditions caused by the allergen Betv1, which is the main allergen responsible for birch pollen allergies. Birch pollen allergy is one of the most common causes of seasonal allergies that occur in the spring, and is also believed to trigger "oral allergy syndrome" food reactions to related allergens found in fruits and nuts such as apples, pears, and cherries.

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
VelociSuite
VelociSuite consists of VelocImmune®, VelociGene®, VelociMouse®, VelociMab®, Veloci-Bi®, VelociT™, VelociHum®, and other related technologies. The VelocImmune mouse platform is utilized to produce fully human antibodies. VelocImmune was generated by leveraging our VelociGene technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or "humanized," with corresponding human immune gene loci. VelocImmune mice can be used efficiently to generate fully human antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of therapeutic antibody drug candidates for preclinical and clinical development.
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
We have utilized our VelociSuite technologies to develop a class of potential drug candidates, known as bispecific antibodies. Veloci-Bi allows for the generation of full-length bispecific antibodies similar to native antibodies that are amenable to production by standard antibody manufacturing techniques, and are likely to have favorable antibody-like pharmacokinetic properties. In the area of immunotherapies in oncology, we are exploring the use of bispecific antibodies that target tumor antigens and the CD3 receptor on T-cells to harness the oncolytic properties of T-cells. Our first such CD3 bispecific antibody, odronextamab, targets CD20. We are exploring additional indications and applications for our bispecific technologies, such as other CD3 bispecific antibodies, as well as a new class of CD28 costimulatory bispecifics.
The VelociT mouse extends our research and drug discovery capabilities into cell-mediated immunity and therapeutic TCRs for oncology and other indications. VelociT was developed by using our VelociGene technology to humanize genes encoding TCRα and TCRβ variable sequences, CD4 and CD8 co-receptors, β2m, and class-I and -II major histocompatibility complexes. As a result, VelociT mice generate fully human TCRs, providing for customized modeling of T-cell function in different diseases and a powerful platform for the discovery of unique TCR-based therapies.
VelociHum is our immunodeficient mouse platform that can be used to accurately test human therapeutics against human immune cells and to study human tumor models. Through genetic humanizations, VelociHum mice have been optimized to allow for better development of human immune cells in vivo, as well as to allow for engraftment of primary patient-derived tumors that do not take in other commercially available mice.

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
Central to the work of RGC are collaborations with over 100 academic and clinical collaborators around the world, including the University of Colorado, Geisinger Health System, UCLA Medical Center, UK Biobank, Mayo Clinic, and The University of Pennsylvania. These collaborations provide access to biological samples and associated phenotype data from consented patient volunteers for purposes of genomic research. RGC undertakes genetic sequencing of these samples to create a unique resource of de-identified genetic data and associated phenotype data for research.
The RGC has completed genetic analysis of over 1.3 million samples as of December 31, 2020. The Company is currently advancing multiple drug discovery and development programs that have benefited from RGC's research effort.
Agreements Related to COVID-19
U.S. Government
In the first quarter of 2020, the Company announced an expansion of its Other Transaction Agreement ("OTA") with BARDA, pursuant to which HHS was obligated to fund certain of our costs incurred for research and development activities related to COVID-19 treatments. In July 2020, the Company also announced an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government. This agreement, as subsequently amended, could result in payments to the Company of up to $465.9 million in the aggregate for bulk manufacturing of the drug substance, as well as fill/finish, storage, and other activities. See "Results of Operations - Revenues" below for REGEN-COV net product sales recognized in connection with this agreement during 2020.
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government is obligated to purchase all filled and finished doses of drug product delivered by June 30, 2021, and may accept doses during the period from July 1, 2021 through September 30, 2021 at its discretion. The U.S. government has agreed to acquire up to 1.25 million doses at the lowest treatment dose authorized or approved by the FDA for the indication authorized under the EUA (as described under "Products - REGEN-COV - Emergency Use Authorization" above), resulting in payments to the Company of up to $2.625 billion in the aggregate. A number of factors may impact available filled and finished supply by June 30, 2021, including manufacturing considerations and authorized dose levels.
Roche
In August 2020, we entered into a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV. We will continue to lead global development activities for REGEN-COV, and the parties will jointly fund certain on-going studies, as well as any mutually agreed additional new global studies to evaluate further the potential of REGEN-COV in treating or preventing COVID-19. Following the initial EMA approval (if any), Roche will be responsible for securing regulatory approvals outside the United States and conducting any additional studies specifically required for approval by regulators outside the United States.
Under the terms of the agreement, each party is obligated to dedicate a certain amount of manufacturing capacity to REGEN-COV each year. We will distribute the product in the United States and Roche will distribute the product outside of the United States. The parties will share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market. Any profit sharing will commence after product manufactured by Roche receives regulatory authorization.
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

In January 2018, we and Sanofi entered into a letter agreement (the "Letter Agreement") amending the LCA in connection with, among other matters, the allocation of additional funds to certain proposed activities relating to dupilumab and itepekimab (collectively, the "Dupilumab/Itepekimab Eligible Investments"). Pursuant to the Letter Agreement, we agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to the Dupilumab/Itepekimab Eligible Investments for quarterly periods ending on September 30, 2020 by selling certain shares of our Common Stock directly or indirectly owned by Sanofi. Under the Letter Agreement, we also agreed to allow Sanofi to satisfy in whole or in part its funding obligation with respect to Libtayo development costs for quarterly periods and ending on September 30, 2020 by selling certain shares of our Common Stock. If Sanofi desired to sell shares of our Common Stock during the term of the Letter Agreement to satisfy a portion or all of its funding obligations for the Libtayo development and/or Dupilumab/Itepekimab Eligible Investments, we were able to elect to purchase, in whole or in part, such shares from Sanofi.
Antibody
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). See discussion below for updates related to the development and commercialization of Praluent effective April 1, 2020. Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), Sanofi is generally responsible for funding 80%–100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30%–50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States, and have exercised our option to co-commercilaize Dupixent in certain countries outside the United States. We currently anticipate commencing co-commercialization of Dupixent in such countries outside the United States in 2021. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive sales milestone payments from Sanofi. In the third quarter of 2020, the Company earned, and recognized as revenue, the first $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $200.0 million in additional milestone payments from Sanofi, including the second sales milestone in the amount of $50.0 million, when such sales outside the United States exceed $1.5 billion on a rolling twelve-month basis.
In April 2020, the Company and Sanofi entered into an amendment to the LCA in connection with, among other things, the removal of Praluent from the LCA such that (i) effective April 1, 2020, the LCA no longer governs the development, manufacture, or commercialization of Praluent and (ii) the quarterly period ended March 31, 2020 was the last quarter for which Sanofi and the Company shared profits and losses for Praluent under the LCA. The parties also entered into a Praluent Cross License & Commercialization Agreement (the "Praluent Agreement") pursuant to which, effective April 1, 2020, the Company, at its sole cost, is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi, at its sole cost, is solely responsible for the development and commercialization of Praluent outside of the United States. Under the Praluent Agreement, Sanofi will pay the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States until March 31, 2032. The Company will not owe Sanofi royalties on the Company’s net product sales of Praluent in the United States. Although each party will be responsible for manufacturing Praluent for its respective territory, the parties have entered into definitive supply agreements under which, for a certain transitional period, the Company will continue to supply drug substance to Sanofi and Sanofi will continue to supply finished product to Regeneron. With respect to any intellectual property or product liability litigation relating to Praluent, the parties have agreed that, effective April 1, 2020, Regeneron and Sanofi each will be solely responsible for any such litigation (including damages and other costs and expenses thereof) in the United States and outside the United States, respectively, arising out of Praluent sales or other activities on or after April 1, 2020 (subject to Sanofi's right to set off a portion of any third-party royalty payments resulting from certain patent litigation proceedings against up to 50% of any Praluent royalty payment owed to Regeneron). The parties will each bear 50% of any damages arising out of Praluent sales or other activities prior to April 1, 2020.
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
Under the terms of the Amended IO Discovery Agreement, the Company is required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million (the "BCMAxCD3 Program Costs Cap") and (ii) the MUC16xCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $50.0 million (the "MUC16xCD3 Program Costs Cap"). We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the Amended IO Discovery Agreement from our share of profits from commercialized IO Collaboration products.
With regard to the BCMAxCD3 Program and the MUC16xCD3 Program, when (i) clinical proof-of-concept is established, (ii) the applicable Program Costs Cap is reached, or (iii) in certain other limited circumstances, Sanofi will have the option to license rights to the product candidate and other antibodies targeting the same targets for, with regard to BCMAxCD3, immuno-oncology indications, and with regard to MUC16xCD3, all indications, pursuant to the IO License and Collaboration Agreement, as amended. Given the applicable Program Costs Cap for the BCMAxCD3 Program and MUC16xCD3 Program has been reached, we expect Sanofi to provide its decision on whether it will exercise its option to license rights to these product candidates in early 2021. If Sanofi does not exercise its option to license rights to a product candidate, we will retain the exclusive right to develop and commercialize such product candidate and Sanofi will receive a royalty on sales. Pursuant to the Amended IO Discovery Agreement, the parties agreed that (i) if Sanofi exercises its option with respect to a BCMAxCD3 Program antibody, Sanofi will lead the development and global commercialization of such BCMAxCD3 Program antibody; and (ii) if Sanofi exercises its option with respect to a MUC16xCD3 Program antibody, (x) we will lead the development of such MUC16xCD3 Program antibody and commercialization of such MUC16xCD3 Program antibody within the United States and (y) Sanofi will lead the commercialization of such MUC16xCD3 Program antibody outside of the United States.
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
Bayer
EYLEA outside the United States
We and Bayer are parties to a license and collaboration agreement for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer collaborate on, and share the costs of, the development of EYLEA. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, we are entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales through 2021, and thereafter, the companies will share equally in profits and losses from the sales of EYLEA.

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
Teva
Fasinumab
We and Teva are parties to a collaboration agreement to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties share equally, on an ongoing basis, development costs under a global development plan. As of December 31, 2020, we had earned an aggregate of $120.0 million of development milestones from Teva, and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Alnylam
In 2018, we and Alnylam Pharmaceuticals, Inc. entered into a collaboration to discover RNAi therapeutics for NASH and potentially other related diseases, as well as to research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts (including ALN-HSD, which is currently in Phase 1 clinical development). ALN-HSD is being co-developed with Alnylam with terms generally consistent with the form of a Co-Commercialization Collaboration Agreement in connection with the 2019 collaboration agreement as described below. Alnylam is conducting the Phase 1 clinical trial for ALN-HSD and Regeneron will be responsible for all other development as the lead party. The parties share equally, on an ongoing basis, development expenses for ALN-HSD.
In April 2019, we and Alnylam entered into an additional global, strategic collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. The collaboration is governed by a Master Collaboration Agreement (the "Master Agreement") (including the form of a License Agreement and a Co-Commercialization Collaboration Agreement). Under the terms of the Master Agreement, we made an up-front payment of $400.0 million to Alnylam. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to an aggregate of $200.0 million in clinical proof-of-principle milestones for eye or CNS programs.
Under the collaboration, the parties plan to perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a License Agreement or a Co-Commercialization Collaboration Agreement structure. The initial target nomination and discovery period is five years (which may under certain situations automatically be extended for up to seven years in the aggregate) (the "Research Term"). In addition, we have an option to extend the Research Term for an additional five-year period for a research extension fee ranging from

$200.0 million to $400.0 million; the actual amount of the fee will be determined based on the acceptance of one or more Investigational New Drug Applications ("INDs") (or their equivalent in certain other countries) for programs in the eye and CNS.
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
Under a License Agreement, the lead party is designated as the licensee and has the right to develop and commercialize the collaboration product under such program. The licensee will be responsible for its own costs and expenses incurred in connection with the development and commercialization of the collaboration products under the License Agreement. The licensee will pay to the licensor certain development and/or commercialization milestone payments, as well as certain tiered royalty payments to the licensor based on the aggregate annual net sales of the collaboration product.
For CNS programs and liver programs, as soon as a party is designated as a lead party, the other company has rights to opt-in to a Co-Commercialization Collaboration Agreement as a participating party. Under a Co-Commercialization Collaboration Agreement, the party designated as the lead party will lead development and commercialization of the program and the parties will split profits and share costs equally, subject to certain co-funding opt-outs at specified clinical trial phases or under other conditions. If a party exercises its co-funding opt-out right, the lead party will be required to make certain tiered royalty payments to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the co-funding opt-out right. If the non-lead party does not initially opt-in to a Co-Commercialization Collaboration Agreement, the lead party has the right to take the program forward under a License Agreement structure.
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
In August 2019, the parties entered into a Co-Commercialization Collaboration Agreement for a silencing RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination product consisting of cemdisiran and pozelimab, with us as the licensee. The C5 siRNA Co-Commercialization Collaboration Agreement is consistent with the financial terms contained in the form of the existing Co-Commercialization Collaboration Agreement with Alnylam. The C5 siRNA License Agreement contains a flat low double-digit royalty payable to Alnylam on our potential future net sales of the combination product only subject to customary reductions, as well as up to $325.0 million in commercial milestones.
Intellia
In 2016, we entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. NTLA-2001, which is in Phase 1 clinical development, is subject to a co-development and co-commercialization arrangement pursuant to which Intellia will lead development and commercialization activities and the parties share an agreed-upon percentage of development expenses and profits (if commercialized).
In May 2020, we expanded our existing collaboration with Intellia Therapeutics, Inc. to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the companies to jointly develop potential products for the treatment of hemophilia A and B, with Regeneron leading development and commercialization activities. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the May 2020 agreement, we made a $70.0 million up-front payment and purchased 925,218 shares of Intellia common stock for an aggregate purchase price of $30.0 million. The up-front payment and the amount paid in excess of the fair market value of the shares purchased, or $15.0 million, were recorded to Research and development expense in the second quarter of 2020.
BARDA
We and BARDA are parties to agreements pursuant to which HHS provided certain funding to develop, test, and manufacture a treatment for Ebola virus infection. In July 2020, HHS exercised its option under an existing agreement to provide up to $344.6 million of additional funding for the manufacture and supply of Inmazeb. We expect to deliver a pre-specified number of Inmazeb treatment doses over the course of approximately six years.

See "Agreements Related to COVID-19 - U.S. Government" section above for information related to our COVID-19 agreements.
Kiniksa
As described under "Products" above, pursuant to a 2017 license agreement, we granted Kiniksa the right to develop and commercialize certain new indications for ARCALYST. Commencing with the receipt of marketing approval by Kiniksa for the first new indication of ARCALYST in the United States, Kiniksa will be solely responsible for the U.S. development and commercialization of ARCALYST in all approved indications.
During 2020, an sBLA for Kiniksa's first new indication for ARCALYST, recurrent pericarditis, was submitted and is currently under regulatory review, with a target action date of March 21, 2021. If the new indication is approved by the FDA, we are entitled to receive an additional $20.0 million milestone payment from Kiniksa, and Kiniksa will pay Regeneron 50% of its profits from sales of ARCALYST. The parties will not share in any losses incurred by Kiniksa in connection with commercialization of ARCALYST.
Manufacturing
We currently manufacture bulk drug materials and products at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland. These facilities consist of owned and leased research, manufacturing, office, laboratory, and warehouse space. In addition, during 2021, we expect to continue the construction of a fill/finish facility in Rensselaer, New York.
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
Commercial
Our medicines are marketed through our commercial group, which includes experienced professionals in the fields of marketing, professional education, patient education, reimbursement and market access, trade and distribution, commercial operations, commercial analytics, market research, and forecasting.
We sell our marketed products in the United States primarily to wholesalers and specialty distributors that serve pharmacies, hospitals, government agencies, physicians, and other healthcare providers. We had sales to two customers (Besse Medical, a subsidiary of AmerisourceBergen Corporation, and McKesson Corporation) that each accounted for more than 10% of total gross product revenue for the year ended December 31, 2020. On a combined basis, our product sales to these customers accounted for 83% of our total gross product revenue for the year ended December 31, 2020. We promote approved medicines to healthcare professionals via our team of U.S.-based field employees, as well medical journals, medical exhibitions, distribution of literature and samples, and online channels. In addition, we advertise certain products directly to U.S. consumers and maintain websites with information about our medicines. The commercial group also evaluates opportunities for our targets and product candidates, and prepares for market launches of new medicines.
Additionally, we are a party to several collaboration agreements, whereby our collaborator is responsible for recording product sales of certain products either solely outside the United States or globally. We have exercised our option to co-commercialize some products in accordance with such collaboration agreements. Refer to "Collaboration, License, and Other Agreements" section above for additional information.

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

Marketed Product	Competitor Product	Competitor	Indication	Territory(1)
EYLEA	Lucentis® (ranibizumab injection)	Novartis AG and Genentech/Roche	Wet AMD, DME, macular edema following RVO (including CRVO and BRVO), diabetic retinopathy, mCNV, and ROP	Worldwide
	Avastin® (bevacizumab) (off-label and repackaged)	Genentech/Roche	Wet AMD, DME, and macular edema following RVO	Worldwide
	Beovu® (brolucizumab) Injection	Novartis	Wet AMD	Worldwide
	Ozurdex® (dexamethasone intravitreal implant)	Allergan, PLC	DME, RVO	Worldwide
	Iluvien® (fluocinolone acetonide intravitreal implant)	Alimera Sciences, Inc.	DME	Worldwide
	Conbercept	Chengdu Kanghong Pharmaceutical Group Co., Ltd.	Wet AMD, mCNV	China
Dupixent	Eucrisa®/Staquis® (crisaborole)	Pfizer	Mild-to-moderate atopic dermatitis	United States, EU
	Olumiant® (baricitinib)	Eli Lilly/Incyte	Moderate-to-severe atopic dermatitis	EU, Japan
	Xolair® (omalizumab)	Roche/Novartis	Asthma, nasal polyps	Worldwide (asthma); United States, EU (nasal polyps)
	Nucala® (mepolizumab)	GlaxoSmithKline ("GSK")	Asthma	Worldwide
	Cinqair® (reslizumab)	Teva	Asthma	United States, EU
	Fasenra® (benralizumab)	AstraZeneca	Asthma	Worldwide

Marketed Product (continued)	Competitor Product	Competitor	Indication	Territory(1)
Libtayo	Keytruda® (pembrolizumab)	Merck & Co., Inc.	Various cancers	Worldwide
	Opdivo® (nivolumab)	Bristol-Myers Squibb	Various cancers	Worldwide
	Tecentriq® (atezolizumab)	Roche	Various cancers	Worldwide
	Imfinzi® (durvalumab)	AstraZeneca	Various cancers	Worldwide
	Bavencio® (avelumab)	Pfizer/Merck KGaA	Various cancers	Worldwide
Praluent	Repatha® (evolocumab)	Amgen	(1) Reduce the risk of myocardial infarction, stroke, and coronary revascularization in adults with established cardiovascular disease, (2) primary hyperlipidemia, and (3) HoFH	Worldwide
	Leqvio® (inclisiran)	Novartis	Primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia	EU
Kevzara	Actemra® (tocilizumab)	Genentech/Roche/Chugai Pharmaceutical Co., Ltd.	Rheumatoid arthritis	Worldwide
	Orencia® (abatacept)	Bristol-Myers Squibb	Rheumatoid arthritis	Worldwide
	Xeljanz® (tofacitinib)	Pfizer	Rheumatoid arthritis	Worldwide
	Olumiant® (baricitinib)	Eli Lilly/Incyte	Rheumatoid arthritis	Worldwide
	Rinvoq® (upadacitinib)	AbbVie	Rheumatoid arthritis	Worldwide
	Jyseleca® (filgotinib)	Gilead Sciences, Inc./Galapagos NV	Rheumatoid arthritis	EU, Japan

(1) This table focuses primarily on the United States, EU, and Japan. "Worldwide" indicates that the relevant product is approved in at least the United States, EU, and Japan.
Product Candidates
Our late-stage and earlier-stage clinical candidates (including those being developed in collaboration with our collaborators) face competition from many pharmaceutical and biotechnology companies. For example, we are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. These companies are using various technologies in competition with our VelocImmune technology and our other antibody generation technologies, including their own antibody generation technologies and other approaches such as RNA interference (RNAi) and chimeric antigen receptor T cell (CAR-T cell) technologies. We are also aware of several companies developing or marketing small molecules that may compete with our antibody product candidates in various indications, if such product candidates obtain regulatory approval in those indications.
For additional information regarding our product candidates (including those being developed in collaboration with our collaborators) and the substantial competition they face, see also Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition."
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
Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights"; and Note 15 to our Consolidated Financial Statements). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. We hold an ownership interest in a number of issued patents in the United States and foreign countries with respect to our products and technologies. In addition, we hold an ownership interest in thousands of patent applications in the United States and foreign countries.
Our patent portfolio includes granted patents and pending patent applications covering our VelociSuite technologies, including our VelocImmune mouse platform which produces fully human antibodies. Our issued patents covering these technologies generally expire between 2022 and 2032. However, we continue to file patent applications directed to improvements to these technology platforms.
Our patent portfolio also includes issued patents and pending applications relating to commercialized products and our product candidates in clinical development. These patents cover the proteins and DNA encoding the proteins, manufacturing patents, method of use patents, and pharmaceutical compositions.
The following table describes our U.S. patents and European patents ("EP") that we currently consider of primary importance to products marketed or otherwise commercialized by us and/or our collaborators, including the territory, patent number, general subject matter class, and expected expiration dates. The noted expiration dates include any patent term adjustments. Certain of these patents may also be entitled to term extensions. We continue to pursue additional patents and patent term extensions in the United States and other jurisdictions covering various aspects of our products that may, if issued, extend exclusivity beyond the expiration of the patents listed in the table below. One or more patents with the same or earlier expiry date may fall under the same "general subject matter class" for certain products and are not separately listed.

Product	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
EYLEA***	aflibercept	US	7,070,959	Composition of Matter	June 16, 2023*
		US	8,092,803	Formulation	June 21, 2027
		US	10,464,992	Formulation	June 14, 2027
		US	10,857,231	Formulation	March 22, 2026
		US	9,254,338	Methods of Treatment	May 22, 2032
		US	10,857,205	Methods of Treatment	January 11, 2032
		US	10,828,345	Methods of Treatment	January 11, 2032
		US	10,406,226	Method of Manufacturing	March 22, 2026
		EP	1183353	Composition of Matter (Supplementary Protection Certificate)	(May 23, 2025)**
		EP	2364691	Formulation	June 14, 2027
Dupixent***	dupilumab	US	7,608,693	Composition of Matter	March 28, 2031****
		US	8,945,559	Formulation	October 17, 2032
		US	8,075,887	Methods of Treatment	April 17, 2028
		US	8,337,839	Methods of Treatment	October 2, 2027
		US	9,290,574	Methods of Treatment	July 10, 2034
		US	9,574,004	Methods of Treatment	December 22, 2033
		US	10,485,844	Methods of Treatment	September 21, 2037
		US	10,059,771	Methods of Treatment	June 20, 2034
		EP	2356151	Composition of Matter	October 27, 2029**
		EP	2356151	(Supplementary Protection Certificate)	(September 28, 2032)**
		EP	3010539	Methods of Treatment	June 20, 2034
		EP	2624865	Formulation	October 5, 2031
Libtayo	cemiplimab	US	9,987,500	Composition of Matter	September 18, 2035
		US	10,457,725	Methods of Treatment	May 12, 2037
Praluent***	alirocumab	US	8,062,640	Composition of Matter	December 15, 2029
		US	10,023,654	Composition of Matter	December 15, 2029
		US	10,472,425	Formulation	July 27, 2032
		US	8,357,371	Methods of Treatment	December 21, 2029
		US	9,550,837	Methods of Treatment	December 15, 2029
		US	9,724,411	Methods of Treatment	January 15, 2031
		US	10,428,157	Methods of Treatment	December 26, 2037
		US	10,544,232	Methods of Treatment	March 13, 2035
		EP	2358756	Composition of Matter	December 15, 2029**
		EP	2358756	(Supplementary Protection Certificate)	(September 25, 2030)**
		EP	2756004	Methods of Treatment	September 12, 2032
		EP	3055333	Methods of Treatment	October 10, 2034
		EP	3169353	Methods of Treatment	July 16, 2035
		EP	3169362	Methods of Treatment	July 16, 2035
Kevzara	sarilumab	US	7,582,298	Composition of Matter	May 22, 2031*****
		US	10,072,086	Formulation	September 19, 2031
		US	8,080,248	Methods of Treatment	June 1, 2027
		US	8,568,721	Methods of Treatment	June 1, 2027
		EP	2041177	Composition of Matter	June 1, 2027**

Product (continued)	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
Kevzara (continued)		EP	2041177	(Supplementary Protection Certificate)	(June 1, 2032)**
		EP	2766039	Methods of Treatment	October 10, 2032
		EP	3071230	Methods of Treatment	November 21, 2034
		EP	3409269	Formulation	January 7, 2031
REGEN-COV***	casirivimab and imdevimab	US	10,787,501	Composition of Matter	June 25, 2040

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

*** See Note 15 to our Consolidated Financial Statements for information regarding inter partes review and post-grant review petitions filed in the U.S. Patent and Trademark Office relating to EYLEA and patent infringement proceedings relating to Dupixent, Praluent, and REGEN-COV.

**** A patent term extension has been granted by the U.S. Patent and Trademark Office, extending the original patent term (October 2, 2027), insofar as it covers Dupixent, to March 28, 2031.
***** A patent term extension has been granted by the U.S. Patent and Trademark Office, extending the original patent term (January 4, 2028), insofar as it covers Kevzara, to May 22, 2031.
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
Defense and enforcement of our intellectual property rights is expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights"; and Note 15 to our Consolidated Financial Statements).
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
Preclinical Requirements
The activities required before a product candidate may be marketed in the United States or elsewhere begin with preclinical tests. Preclinical tests include laboratory evaluations of, among other things, product chemistry and formulation and toxicological and pharmacological studies in animal species to assess the toxicity and dosing of the product candidate. In the United States, certain preclinical trials must comply with the FDA's Good Laboratory Practice requirements ("GLPs") and the U.S. Department of Agriculture's Animal Welfare Act. The results of these studies must be submitted to the FDA or the relevant regulatory authority outside the United States as part of an IND or clinical trial application (as applicable), which must be reviewed by the FDA or the relevant government authority before proposed clinical testing can begin in the applicable country or jurisdiction. In the United States, unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA, and the clinical trial proposed in the IND may begin. The FDA or other regulatory authorities may ask for additional data in order to begin a clinical trial. Rules that are equivalent in scope but which vary in application apply in foreign countries.
Product Approval
All of our product candidates require regulatory approval by relevant government authorities before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. The structure and substance of the FDA and foreign pharmaceutical regulatory practices may evolve over time. The ultimate outcome and impact of such developments cannot be predicted.
Clinical trials involve the administration of a drug to healthy human volunteers or to patients under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA's bioresearch monitoring regulations and Good Clinical Practice requirements ("GCPs"), which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an Institutional Review Board ("IRB") for each clinical site within the United States or, where applicable, an Ethics Committee and/or the competent authority for clinical sites outside the United States. Companies sponsoring the clinical trials, investigators, and IRBs/Ethics Committees also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the United States. Data from a foreign study not conducted under an IND may be submitted in support of a BLA if the study was conducted in accordance with GCPs and the FDA is able to validate the data.
Typically, clinical testing involves a three-phase process. Phase 1 trials are usually conducted with a small number of healthy volunteers to determine the early safety profile, metabolism, and pharmacological actions of the product candidate, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. Phase 2 clinical trials are conducted with a relatively small sample of the intended patient population to provide enough data to evaluate the preliminary safety, tolerability, and efficacy of different potential doses of the product candidate. Phase 3 clinical trials are larger trials conducted with patients with the target disease or disorder intended to gather additional information about dosage, safety, and effectiveness necessary to evaluate the drug's overall risk-benefit profile, and to provide a basis for regulatory approval. If concerns arise about the safety of the product candidate, the FDA or other regulatory authorities can stop clinical trials by placing them on a "clinical hold" pending receipt of additional data, which can result in a delay or termination of a clinical development program. The sponsoring company, the FDA or other regulatory authorities, or the IRB or Ethics Committee and competent authority may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.
The results of the preclinical and clinical testing of a biologic product candidate are then submitted to the FDA in the form of a BLA for evaluation to determine whether the product candidate may be approved for commercial sale under the Public Health Service Act. Under the Prescription Drug User Fee Act, we typically must pay fees to the FDA for review of any BLA, which can exceed $2 million per filing for new applications with clinical data review required, subject to certain limited deferrals, waivers, and reductions. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product's identity, strength, quality, and purity. For some BLAs, the FDA may convene an advisory committee to seek insights and recommendations on issues relevant to approval of the application. Although the FDA is not bound by the recommendation of an advisory committee, the agency considers such recommendations carefully when making decisions. Before approving a new drug or biologic product, the FDA also requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing, among other things, the manufacture, shipment, and storage of the product. The FDA also can audit the sponsor of the BLA to determine if the clinical studies were conducted in compliance with current GCPs. After review of a BLA, the FDA may grant marketing approval, request additional information, or issue a complete response letter ("CRL") outlining the deficiencies in the submission. The CRL may require additional testing or information, including additional preclinical or clinical data, for the FDA to reconsider the application. Even if such additional information and data are submitted, the FDA may decide that the BLA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor. If FDA grants approval, an approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications.
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
Approval of a product candidate by comparable regulatory authorities in foreign countries is generally required prior to commencement of marketing of the product in those countries. The approval procedure varies among countries and may involve different or additional testing, and the time required to obtain such approval may differ from that required for FDA approval. Approval by a regulatory authority in one jurisdiction does not guarantee approval by comparable regulatory authorities in other jurisdictions. In the European Economic Area ("EEA") (which is comprised of 27 Member States of the EU plus Norway, Iceland, and Liechtenstein), medicinal products can only be commercialized after a related Marketing Authorization has been granted. Marketing authorization for biologics must be obtained through a centralized, mutual recognition procedure, which allows a company to submit a single application to the EMA. If a related positive opinion is provided by the EMA, the EC will grant a centralized marketing authorization that is valid in the EEA.
In many jurisdictions, pediatric data or an approved Pediatric Investigation Plan ("PIP"), or a waiver of such studies, is required to have been approved by regulatory authorities prior to submission of a marketing application. In some EU countries, we may also be required to have an approved PIP before we can begin enrolling pediatric patients in a clinical trial. In the United States, a pediatric study plan is not required for orphan products and the timing of the submission is subject to negotiation with FDA, but such plan cannot be submitted later than submission of a BLA.
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
Post-Approval Regulation
The FDA and comparable regulatory authorities in other jurisdictions may also require us to conduct additional clinical trials or to make certain changes related to a product after granting approval of the product. The FDA has the explicit authority to require postmarketing studies (also referred to as post-approval or Phase 4 studies), labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. Post-approval modifications to the drug, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical studies or clinical trials, to be submitted in a new or supplemental BLA, which would require FDA approval.

Following approval, the FDA and comparable regulatory authorities outside the United States regulate the marketing and promotion of our products, which must comply with the Food, Drug, and Cosmetic Act and applicable FDA regulations and standards thereunder and equivalent foreign laws. The review of promotional activities by the FDA and comparable regulatory authorities outside the United States includes, but is not limited to, healthcare provider-directed and direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, promotional activities involving the Internet, and sales representatives' communications. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA and comparable foreign regulatory authorities. FDA and comparable foreign regulatory authorities' regulations impose restrictions on manufacturers' communications regarding unapproved uses, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding such use. Failure to comply with applicable FDA and comparable foreign regulatory authorities' requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities and comparable regulatory authorities outside the United States. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug. See Part I, Item 1A. "Risk Factors - Other Regulatory and Litigation Risks - Our business activities have been, and may in the future be, challenged under federal or state healthcare laws, which may subject us to civil or criminal proceedings, investigations, or penalties."
Adverse-event reporting and submission of periodic reports are required following marketing approval. The FDA requires BLA holders to employ a system for obtaining and reviewing safety information, adverse events, and product complaints associated with each drug and to submit safety reports to the FDA, with expedited reporting timelines in certain situations. Based on new safety information after approval, the FDA can, among other things, mandate product labeling changes, require new post-marketing studies, impose or modify a risk evaluation and mitigation strategy for the product, or suspend or withdraw approval of the product. We may be subject to audits by the FDA and other regulatory authorities to ensure that we are complying with the applicable requirements. Rules that are equivalent in scope but which vary in application apply in foreign countries in which we conduct clinical trials.
The holder of an EU marketing authorization for a medicinal product must also comply with the EU's pharmacovigilance legislation. This includes requirements to conduct pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. Marketing authorization holders are required to maintain a Pharmacovigilance System Master File ("PSMF") which supports and documents the compliance of the marketing authorization holder with the requirements of EU pharmacovigilance legislation. Marketing authorization holders are also required to have a Qualified Person for Pharmacovigilance ("QPPV") who, among other things, maintains the PSMF. A QPPV must reside in the EEA and must also prepare pharmacovigilance reports, respond to potential requests from competent authorities concerning pharmacovigilance on a 24 hour basis, and provide competent authorities with any other information that may be relevant to the safety of the medicinal product in accordance with Good Pharmacovigilance Practices.
The EC can also require marketing authorization holders to conduct post-authorization safety and/or efficacy studies. A post-authorization safety study ("PASS") is a study that is carried out after a medicinal product has been authorized to obtain further information on a medicinal product's safety, or to measure the effectiveness of risk-management measures. Such studies may be clinical trials or non-interventional studies. A post-authorization efficacy study ("PAES") is a study that is carried out for complimenting available efficacy data in the light of well-reasoned scientific uncertainties on aspects of the evidence of benefits that is to be or only can be addressed post-authorization. The EC may, in particular, impose a PASS and/or PAES on marketing authorization holders when a marketing authorization is granted upon conditions. The EC may grant conditional marketing authorizations in the interest of public health, when there is less comprehensive clinical data available than would be required, if the EC considers that the benefit of immediate availability may outweigh the risk that the absence of the required clinical data poses.
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

Failure to comply with these laws, regulations, and conditions of product approval may lead the FDA and comparable regulatory authorities in other jurisdictions to take regulatory action or seek sanctions, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval of a product, seizure or recall of products, and criminal prosecution.
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
We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program, state Medicaid supplemental rebate program(s), and other governmental pricing programs. We also have obligations to report the average sales price for certain drugs to the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Part B of the Medicare program.
Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services ("CMS"), the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if average manufacture price increases more than inflation (measured by reference to the Consumer Price Index - Urban). If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters. The federal Patient Protection and Affordable Care Act (the "PPACA") made significant changes to the Medicaid Drug Rebate program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA. On December 21, 2020, CMS issued a final rule that modified Medicaid Drug Rebate program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for "line extension," "new formulation," and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of pharmacy benefit manager "accumulator" programs (beginning in 2023).
Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers, including us, are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information is used by CMS to calculate Medicare payment rates. See Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payors, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition" for a discussion of recent actions at the federal level intended to reform Medicare Part B, including the "most-favored-nation" interim final rule issued in November 2020 by HHS, acting through CMS.
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
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under this regulation. Any charge by HRSA that we have violated the requirements of the regulation could result in civil monetary penalties. Moreover, under a final regulation effective January 13, 2021, HRSA established a new administrative dispute resolution ("ADR") process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. HRSA also implemented a price reporting system under which we are required to report their 340B ceiling prices to HRSA on a quarterly basis, which then publishes them to 340B covered entities. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, for 2021, manufacturers, including us, are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design.
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

Other Regulatory Requirements
We are subject to health care "fraud and abuse" laws, such as the federal civil False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, payments or other remuneration to induce or reward someone to purchase, prescribe, endorse, or recommend a product that is reimbursed under federal or state healthcare programs. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds, or knowingly making, or causing to be made, a false statement to get a false claim paid. See Part I, Item 1A. "Risk Factors - Other Regulatory and Litigation Risks - Our business activities have been, and may in the future be, challenged under federal or state healthcare laws, which may subject us to civil or criminal proceedings, investigations, or penalties."
We are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. See Part I, Item 1A. "Risk Factors - Other Regulatory and Litigation Risks - Risks from the improper conduct of employees, agents, contractors, or collaborators could adversely affect our reputation and our business, prospects, operating results, and financial condition."
In the United States, there are numerous federal and state laws and regulations governing data privacy of personal data and the collection, use, disclosure, and protection of health data, genetic data, consumer data, and children's data. Such laws and regulations include the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, "HIPAA"), as well as state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (such as Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act (the "CCPA")). Many of these laws differ from each other in significant ways and have different effects. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health data, which may be subject to additional protections. Compliance with these laws requires a flexible privacy framework as they are constantly evolving. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation, and/or adverse publicity. Federal regulators, state attorneys general, and plaintiffs' attorneys have been active in this space.
HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their "business associates" – independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. Most health care providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
To the extent we collect California resident personal data for marketing and human resource activities, we are also subject to the CCPA. The CCPA, which became effective on January 1, 2020, establishes certain requirements for data use and sharing transparency and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in the area of consumer protection. These laws and regulations are evolving and may impose limitations on our business activities. The obligations to comply with the CCPA and evolving legislation require us, among other things, to update our notices and develop new processes internally and with our partners to facilitate data subject rights requests. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.
Outside the United States, our clinical trial programs, research collaborations, and other processing activities implicate international data protection laws, including the General Data Protection Regulation ("GDPR") in the EU. The GDPR became effective in May 2018, increasing our responsibility and liability in relation to the processing of personal data of EU subjects. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data and samples from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for violations of the data protection obligations. Data protection authorities from the different EU member states have promulgated national privacy laws that impose additional requirements, which add to the complexity of processing and transferring personal data in the EU. Some countries outside of the EU have reacted to the GDPR by promulgating and enacting new privacy legislation that reflects similar principals and obligations on companies that operate and process their subject's personal data. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of personal data, may result in governmental enforcement actions, litigation, contractual indemnity claims, or restraining orders that would impact our ability to flow data globally. As we expand our presence into new countries, we must continue to assess our privacy controls to enable the processing of personal data. Guidance on implementation and compliance practices are often updated or otherwise revised. See Part I, Item 1A. "Risk Factors - Other Regulatory and Litigation Risks - We face potential liability related to the personal information we collect from individuals, data brokers, or research institutions or obtain from clinical trials sponsored by us or our collaborators."
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
Human Capital Resources
We compete in the highly competitive biotechnology and pharmaceuticals industries. Attracting, developing, and retaining skilled and experienced employees in research and development, manufacturing, sales and marketing, and other positions is crucial to our ability to compete effectively. Our ability to recruit and retain such employees depends on a number of factors, including our corporate culture and work environment, informed by our values and behaviors (which we call The Regeneron Way) and our corporate philosophy of "Doing Well by Doing Good," talent development and career opportunities, and compensation and benefits.
Employee Profile
As of December 31, 2020, we had 9,123 full-time employees, consisting of 7,630 employed in the United States, 1,412 employed in Ireland, and 81 employed in the United Kingdom and other countries. Of these employees, 1,784 were within our research and preclinical development organization, 1,144 were within our global clinical development organization, and 4,445 were within our industrial operations and product supply organization. Company-wide, more than 1,000 of our full-time employees hold a Ph.D. and/or M.D. None of our employees are represented by a labor union, and our management considers its relations with our employees to be good.
Diversity, Equity, and Inclusion
Our employees represent a broad range of backgrounds, just like the people who take our medicines, and bring a wide array of perspectives and experiences that have helped us achieve our leadership position in the biotechnology and pharmaceuticals industries and the global marketplace. A key component of our corporate culture is our commitment to the promotion of diversity, equity, and inclusion ("DE&I"). We believe this commitment allows us to better drive innovation and achieve our mission to repeatedly bring important new medicines to patients with serious diseases. Our DE&I principles are reflected in our recruitment practices, our performance management processes, and our employee training. In addition, we support employee-led advocacy and interest groups that foster inclusion and provide meaningful professional development opportunities for our workforce, including Women in Science and Engineering at Regeneron and our Black Employee Resource Group.
While we are proud of our workforce diversity representation shown in the table below, we seek to continuously improve in this area. In April 2020, we announced our 2025 global responsibility goals, including a commitment to increase diversity in leadership and foster inclusion. To this end, we appointed an interim DE&I leader in July 2020 and hired our permanent Chief Diversity, Equity & Inclusion Officer in January 2021 to advance our DE&I strategy. We also recently established a DE&I steering committee of senior leaders to provide oversight and guidance as we implement additional programs to increase diversity and promote inclusion.

2020 Workforce Diversity Representation*
Female Representation (Global)	49.1%
Minority Representation (U.S. Only)**	24.9%

* Based on full-time employees as of December 31, 2020
** Represents the percentage of our full-time employees employed in the United States that self-identified as belonging to a racial or ethnic minority group. The denominator used in this calculation includes employees who did not disclose information related to their race or ethnicity. Excluding those that did not disclose such information, the percentage shown in this table would be 31.5%.

Externally, we support DE&I efforts in our community. For example, through our partnership with the Society for Science, we contribute a substantial amount annually to science, technology, engineering, and mathematics ("STEM") equity and outreach programs to help increase access to science research education and bridge opportunity gaps among students historically underrepresented in the sciences.
Employee Wellness, Health, and Safety
The wellbeing of our employees is a primary focus as we believe that the most productive people are those who are at their best, both physically and mentally. We provide several programs related to employee health and wellness, including onsite amenities and programs such as meditation rooms, gyms, and farmers' markets. We also provide support for work-life balance through flex-time, remote working arrangements, child and elder care, and paid parental leave, among others.
Occupational health and safety is critical to our success. We are committed to meeting or exceeding all environmental, health, safety ("EHS"), and security regulations and have a range of programs, plans, and procedures to ensure the safety of all people who come to work at Regeneron. In addition, our 2025 global responsibility goals include a commitment to focus on workplace injury prevention in our drive toward zero incidents.
In response to the COVID-19 pandemic, we implemented changes in our business beginning in March 2020 to protect our employees and support appropriate health and safety protocols. For example, we have implemented work-from-home policies for a significant portion of our employees. For these remote employees, we provide ergonomic evaluations of at-home workstations, support information technology needs, and provide guidance for managers to ensure that employees remain connected and maintain physical, mental, and emotional wellbeing. For our essential employees who remain onsite in our laboratories and manufacturing facilities, we provide personal protective equipment and require masks to be worn; we have also implemented increased physical distancing in workspaces and enhanced cleaning protocols. We currently administer COVID-19 tests to all onsite employees and contractors weekly and have been regularly administering these tests for designated employees since the spring of 2020. For any employee who contracts or is exposed to COVID-19, we provide full pay for their entire recovery and quarantine time.
Employee Growth and Development
We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our continued success. Our Talent Development department is dedicated to promoting individual, leader, team, and organizational development through a number of tools and services. We offer a variety of professional development courses for our employees and support employee continuing education, including through educational reimbursement and tuition forgiveness programs. In addition, we continue to invest in our current and future leaders through a number of leadership development courses and programs and feedback and coaching opportunities. In 2020, nearly 25% of job openings were filled by existing employees who were seeking career development opportunities.
Employee Engagement
We believe engaging our employees, from their first day and throughout their career, is key to fostering new ideas and driving commitment and productivity. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, company forums and summits, annual engagement surveys, and follow-up pulse surveys.
We are also committed to fostering employee volunteerism to reach our 2025 global responsibility goal of driving employee volunteer levels above national standards. Employees are encouraged and empowered to support organizations and causes that are important to them including through, among other things, our matching gift program, volunteer-time-off policy, and our company-wide annual day of service, Day for Doing Good.

The success of our employee engagement efforts is demonstrated by our employee retention rate of 94.4% in 2020, as well as the fact that approximately 92% of our employees who responded to our annual engagement survey said Regeneron is a great place to work. Additionally, for the sixth consecutive year, we were recognized on the Fortune "100 Best Companies to Work For" list in 2020. In addition, we have placed either first or second for the past ten years in Science magazine’s annual "Top Employers Survey" of the global biotechnology and pharmaceutical industry, including a first-place finish in 2020.
Compensation and Benefits
We are committed to rewarding and supporting our employees in order to continue to attract and retain top talent. We believe this commitment supports our core strategy of creating and advancing a high-quality product pipeline. Employee engagement, commitment, and achievements are key drivers of pipeline success and therefore our long-term performance. The primary underpinning of our pay philosophy is to award equity-based pay to all eligible employees to ensure that when we deliver for patients and for shareholders, everyone shares in the upside growth. Our practice, therefore, has been to award initial equity grants to all new hires, in addition to our comprehensive annual equity program. Total employee compensation packages (which varies by country and region) include market-competitive pay (with the opportunity to receive above-market rewards), broad-based grants of equity-based awards, healthcare benefits, retirement savings options, and matching contributions.
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
ITEM 1A. RISK FACTORS
We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results, and financial condition. The risks described below include forward-looking statements, and actual events and our actual results may differ materially from these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, prospects, operating results, and financial condition. Furthermore, additional risks and uncertainties are described under other captions in this report and should also be considered by our investors. For purposes of this section (as well as this report in general), references to our products encompass products marketed or otherwise commercialized by us and/or our collaborators and references to our product candidates encompass product candidates in development by us and/or our collaborators (in the case of collaborated products or product candidates under the terms of the applicable collaboration agreements), unless otherwise stated or required by the context. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

Summary of Risk Factors
As noted above, we are subject to a number of risks that if realized could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in this "Risk Factors" section. Please carefully consider all of the information in this Form 10-K, including the full set of risks set forth in this "Risk Factors" section, and in our other filings with the U.S. Securities and Exchange Commission before making an investment decision regarding Regeneron.
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
•We face risks related to the development, manufacturing, and potential commercialization of REGEN-COV.
Commercialization Risks
•We are substantially dependent on the success of EYLEA and Dupixent.
•Sales of our products are dependent on the availability and extent of reimbursement from third-party payors, including private payors and government programs such as Medicare and Medicaid, which could change due to various factors such as the recently announced "most-favored-nation" drug price control measures.
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
Manufacturing and Supply Risks
•We rely on limited internal and contracted manufacturing and supply chain capacity, which could adversely affect our ability to commercialize our products and to advance our clinical pipeline. As we increase our production in response to higher product demand or in anticipation of a potential regulatory approval, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes.
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
•If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions, and fines.
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
The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for a significant portion of our employees (except those deemed critical, including those working in our laboratories and manufacturing facilities). The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may further negatively impact productivity, disrupt our business, and delay our clinical programs and development timelines beyond the delays we have already experienced and disclosed, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts have been negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our marketed products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients' ability or willingness to start or continue treatment with our marketed products. Any of the foregoing factors may result in lower net product sales of our marketed products. For example, net product sales of EYLEA in the United States decreased for the three months ended June 30, 2020, compared to the same period in 2019, due in part to the impact of the COVID-19 pandemic. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of our net product sales. Demand for some or all of our marketed products may continue to be reduced while the shelter-in-place or social distancing orders are in effect and, as a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.
Quarantines, shelter-in-place, social distancing, and similar government orders (or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur) related to COVID-19 or other infectious diseases are impacting personnel at our research and manufacturing facilities, our suppliers, and other third parties on which we rely, and are also impacting the availability or cost of materials produced by or purchased from such parties, resulting in supply chain strains or disruptions that may become material. While some materials and services may be obtained from more than one supplier or provider, port closures and other restrictions resulting from the COVID-19 pandemic (including any government restrictions or limitations, such as those that may be imposed under the Defense Production Act) could materially disrupt our supply chain or limit our ability to obtain sufficient materials or services (including fill/finish services) required for the development and manufacturing of our products and product candidates as well as our research efforts. If microbial, viral (including COVID-19), or other contaminations are discovered in our products, product candidates, the materials used for their production, or in our facilities, or in the facilities of our collaborators, third-party contract manufacturers, or other providers or suppliers, the affected facilities may need to be closed or may otherwise be affected for an extended period of time, or the contamination may result in other delays or disruptions in our direct or indirect supply chain.
In addition, infections and deaths related to COVID-19 have disrupted and may continue to disrupt the United States' healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay, FDA review and potential approval of our product candidates and new indications for our marketed products. It is unknown how long these disruptions could continue. In addition, some of our clinical trials have been and may continue to be affected by the COVID-19 pandemic. This impact includes delays in site initiation and patient enrollment due to prioritization of hospital resources toward the COVID-19 pandemic, patients' inability to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, and restrictions on trial initiations imposed by hospitals and other trial sites as a result of the COVID-19 pandemic. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been and may continue to be delayed or disrupted. For example, as noted above in Part I, Item 1. "Business - Programs in Clinical Development," the ongoing COVID-19 pandemic continues to impact clinical trial execution in many regions across the world for us and our collaborators. We will continue to evaluate the adverse impact of the COVID-19 pandemic on an individual trial basis. The disruptions caused by the COVID-19 pandemic may further negatively impact the progress of our clinical trials, including the readouts of trial results, the timing of regulatory review, and any anticipated program milestones. Further, while we continue to focus on developing REGEN-COV to address the COVID-19 pandemic, our research programs and the development of our other product candidates may need to be further de-prioritized. Any elongation or de-prioritization of our research and development programs and clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, which would increase our operating expenses and may have a material adverse effect on our operating results.
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
We face risks related to the development, manufacturing, and commercialization of REGEN-COV.
In response to the recent global outbreak of COVID-19, we are pursuing the development, manufacturing, and commercialization of REGEN-COV, a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus that received an EUA from the FDA in November 2020. There can be no assurance with respect to how long the EUA will remain in effect and whether the EUA is revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. In addition, while the EUA was granted following our announcement of positive results from the ongoing Phase 2/3 seamless trial in non-hospitalized patients with COVID-19, there are multiple ongoing clinical trials to evaluate the safety and efficacy of the antibody cocktail and there is no assurance of favorable results from any ongoing or future clinical trials or the timing of their completion. It is possible that the FDA and other regulatory authorities may not grant the antibody cocktail full marketing approval for the treatment of COVID-19, or that any marketing approvals, if granted, may have significant limitations on its use. Further, other parties may be successful in developing a more effective treatment for COVID-19; and utilization of REGEN-COV may also be adversely impacted by other factors, such as the rollout of vaccines providing acquired immunity against COVID-19. As a result, we may never be successful in fully commercializing REGEN-COV. The intense public interest, including speculation by the media, in the development and commercialization of REGEN-COV has caused significant volatility in our stock price, which we expect to continue as data and other information from the ongoing and any future clinical trials evaluating REGEN-COV and third-party product candidates for the treatment or prevention of COVID-19 as well as any other regulatory actions become public.
We also face risks related to our significant investment in the development, supply, allocation, distribution, pricing, and commercialization of REGEN-COV. Given the severity and urgency of the COVID-19 pandemic, we have committed significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of REGEN-COV, which involves a complex manufacturing process that is both resource- and time-sensitive. We expect our investment in the development and manufacture of REGEN-COV to continue through 2021 and potentially beyond, although the magnitude of our investment will be subject to clinical data results, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes. If we are unable to maintain the EUA or obtain regulatory approvals, or if we make a strategic decision to discontinue development of REGEN-COV or are otherwise not successful in the commercialization of REGEN-COV, we will be unable to recoup our significant expenses incurred to date and in the future related to the development and production of REGEN-COV.
In addition, our internal manufacturing capacity may not be sufficient to cover the demand for REGEN-COV. While we have entered into a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV, we cannot be certain that the technology transfer process required to allow Roche to manufacture REGEN-COV will be completed in the expected time frame or at all nor can we be certain that this collaboration will result in the anticipated increase in the current manufacturing and distribution capacity for REGEN-COV or that any increased manufacturing and distribution capacity will be sufficient. In addition, we rely entirely on third parties for filling and finishing services for REGEN-COV. Our third-party fill/finish providers may not have sufficient capacity or may otherwise not be able to provide such services on a timely basis in the quantities requested (such as because they devote their capacity to other drugs or vaccines against COVID-19), which we have recently experienced. The ability of our third-party providers to deliver such services to us may further be adversely impacted by the imposition of government restrictions or limitations (including those that may be imposed under the Defense Production Act). If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms or at all, we may experience delays in the development, manufacturing, and distribution of REGEN-COV, which could, among other things, prevent us from meeting our supply targets under our agreements with the U.S. government.
We and Roche also face challenges related to the allocation of existing and future supply of REGEN-COV, particularly with respect to geographic distribution. As supplies of REGEN-COV are expected to remain constrained, it is possible that the U.S. government may limit or restrict our ability to distribute and commercialize REGEN-COV outside of the United States. In addition, as a result of the emergency situations in many countries, there is a heightened risk that REGEN-COV may be subject to adverse governmental actions in certain countries. The U.S. government may exercise or assert certain rights with respect to our inventions, products, or product candidates. For example, under the Defense Production Act, the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients, which could require us to allocate manufacturing capacity in a way that impacts our regular operations. In addition, our agreements with the U.S. government contain provisions granting the U.S. government certain rights relating to products, product candidates, and related inventions (as applicable) covered by those agreements. For example, our July 2020 agreement with the U.S. government to manufacture and deliver REGEN-COV to the U.S. government gives the U.S. government, among other rights, the right to require us to grant a non-exclusive license to applicable inventions to a third party if such action is deemed necessary to alleviate certain health or safety needs. This right may be triggered if we, for example, do not manufacture or supply sufficient product to address such needs. If the U.S. government exercises or asserts any such rights or imposes these or similar measures with respect to our products, product candidates, or related inventions (including REGEN-COV), it may adversely impact our business and results of operations. Foreign governments (including the government of Ireland, where we have manufacturing facilities) may have similar rights or attempt to assert any such rights. Further, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions made regarding the REGEN-COV development program, including any allocation, distribution, or pricing decisions with respect to REGEN-COV. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect our stock price.
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA and Dupixent.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the years ended December 31, 2020 and 2019, EYLEA net sales in the United States represented 58% and 71% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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
•sufficient coverage of, and reimbursement for, our marketed products by third-party payors, including Medicare and Medicaid in the United States and other government and private payors in the United States and foreign jurisdictions, as well as U.S. and foreign payor restrictions on eligible patient populations and the reimbursement process (including drug price control measures that have been or may be introduced in the United States by various federal and state authorities);
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
•the outcome of the pending proceedings relating to EYLEA, Dupixent, and Praluent (described further in Note 15 to our Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
•the outcome of the pending government proceedings and investigations and other matters described in Note 15 to our Consolidated Financial Statements included in this report (including the civil complaint filed against us on June 24, 2020 in the U.S. District Court for the District of Massachusetts by the U.S. Attorney's Office for the District of Massachusetts);
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
Sales of our marketed products in the United States are dependent, in large part, on the availability and extent of reimbursement from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies ("PBMs"), and government programs such as Medicare and Medicaid. Sales of our marketed products in other countries are dependent, in large part, on similar reimbursement mechanisms and programs in those countries.
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
In addition, in order for private insurance and governmental payors (such as Medicare and Medicaid in the United States) to reimburse the cost of our marketed products, we must maintain, among other things, our FDA registration and our National Drug Code, formulary approval by PBMs, and recognition by insurance companies and CMS. There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage, as discussed further below) of our current and future marketed products, which may have a material adverse effect on our business.
Government and other third-party payors (including PBMs) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria, such as step therapy (i.e., requiring the use of less costly medications before more costly medications are approved for coverage). Some states are also considering legislation that would control the prices and reimbursement of prescription drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our marketed products; this trend may be further accelerated as a result of the COVID-19 pandemic.
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. At the federal level, some of the prior budget proposals contained drug price control measures that may be included in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B (such as EYLEA); to allow some states to negotiate drug prices under Medicaid; and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the HHS and CMS have been soliciting feedback on some of these measures and may implement others impacting our business under their existing authority. CMS has also sought public comment on how best to leverage its authority provided under the Competitive Acquisition Program and introduce competition into Medicare Part B by allowing CMS to bring on vendors to negotiate payment amounts for Medicare Part B drugs. In addition, since January 1, 2019, CMS has allowed Medicare Advantage ("MA") plans to use step therapy for Part B drugs (such as EYLEA). In addition, in September 2020, the Executive Order of the President entitled "Lowering Drug Prices by Putting America First" (the "MFN Executive Order") was issued. The MFN Executive Order provides that it is "the policy of the United States that the Medicare program should not pay more for costly Part B or Part D prescription drugs or biological products than the most-favored-nation price" within the member countries of the Organization for Economic Co-operation and Development (the "MFN Price"); and directs the Secretary of the HHS to implement rulemaking to test a payment model (the "MFN Model") pursuant to which Medicare would pay no more than the MFN Price for certain drugs covered by Medicare Parts B and D. On November 20, 2020, HHS, acting through CMS, issued an interim final rule with comment period to implement the MFN Model (the "MFN Interim Final Rule"), which was intended to commence on January 1, 2021. The MFN Interim Final Rule has been challenged in court by various groups and individual companies, including Regeneron. See Note 15 to our Consolidated Financial Statements for further details regarding the lawsuit relating to the MFN Interim Final Rule filed by Regeneron. While preliminary injunctive relief preventing the MFN Interim Final Rule from becoming effective on January 1, 2021 has been granted and such relief has not been appealed, if the MFN Interim Final Rule is not permanently enjoined or repealed or the MFN Model is otherwise implemented, this would have a material adverse impact on the extent of Medicare reimbursements for EYLEA and our results of operations. Similarly, President Biden and various members of the current U.S. Congress have indicated that lowering drug prices continues to be a legislative and political priority, and some have introduced proposals aimed at drug pricing. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.

In addition, PBMs often develop formularies to reduce their cost for medications. The breadth of the products covered by formularies varies considerably from one PBM to another. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our marketed products. If our marketed products are not included within an adequate number of formularies, adequate reimbursement levels are not provided, the eligible insured patient population for our products is limited, or a key payor refuses to provide reimbursement for our products in a particular jurisdiction altogether, this could have a material adverse effect on our and our collaborators' ability to commercialize the applicable product.
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
The market for Dupixent's current and potential future indications is also competitive. In atopic dermatitis, there are several topical ointments or agents either approved or in development. There is also a systemic JAK inhibitor approved for atopic dermatitis and others are in development. In addition, a number of companies are developing antibodies against IL-13, IL-13Ra1, OX40, IL-31R, and/or IL-1alpha. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor or immunoglobulin E; and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP. There are several other potentially competitive products in development that may compete with Dupixent in asthma, as well as potential future indications, including antibodies against thymic stromal lymphopoietin ("TSLP"), the IL-33 ligand, or the IL-33 receptor (ST2). Dupixent also faces competition from orally administered small molecule agents and inhaled products in asthma and potential future indications.
Libtayo also faces significant competition. There are several competitors that are marketing and/or developing antibodies against PD-1 and/or PDL-1, including Merck's Keytruda, Bristol-Myers Squibb's Opdivo, Roche's Tecentriq, and AstraZeneca's Imfinzi.
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
Product Candidates
Our VelocImmune® technology, other antibody generation technologies, and late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies, including antibody generation technologies and other approaches such as RNA interference (RNAi) and chimeric antigen receptor T cell (CAR-T cell) technologies. For example, we are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. We are also aware of other companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects. In addition, the first product to reach the market in a therapeutic area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our collaborators, can develop our product candidates, complete the clinical trials and approval processes, and, if such product candidates are approved for marketing and sale, supply commercial quantities to the market is expected to continue to be an important competitive factor. Due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for a product against any particular target, which may have a material adverse effect on our business or future prospects.
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
We sell EYLEA, Libtayo, Praluent, and ARCALYST in the United States to several distributors and specialty pharmacies, as applicable. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the year ended December 31, 2020, our gross product sales of such products to two customers accounted on a combined basis for 83% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.

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
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. Additionally, the FDA may determine that a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval.
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

The FDA may also require us to conduct additional clinical trials after granting approval of a product. Its ability to do so has been enhanced by the Food and Drug Administration Amendments Act of 2007, pursuant to which the FDA has the explicit authority to require postmarketing studies (also referred to as post-approval or Phase 4 studies), labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. Post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other data about our marketed products (or data about products similar to our marketed products that implicate an entire class of products or are perceived to do so) may result in changes in product labeling, restrictions on use, product withdrawal or recall, loss of approval, or lower sales of our products. Obligations equivalent in scope, but which can vary widely in application, apply in foreign countries.
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. The FDA's goal for a standard review is to review the application within a 10-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity ("NME") New Drug Application ("NDA") and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within six months of the filing date. However, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. Even if any of our applications receives a priority review designation, we may not ultimately be able to obtain approval of our application within a time frame consistent with the FDA's stated review goals or at all, and such designation may not actually lead to a faster development or regulatory review or approval process. Procedures that are equivalent in scope, but which can vary widely in application, apply in foreign countries.
The FDA and comparable foreign regulatory authorities enforce GCPs and other regulations and legal requirements through periodic inspections of trial sponsors, clinical research organizations ("CROs"), principal investigators, and trial sites. If we or any of the third parties conducting our clinical studies are determined to have failed to fully comply with GCPs, the study protocol or applicable regulations, the clinical data generated in those studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA or foreign regulatory authorities such as the EC, or we or the FDA or such other regulatory authorities may decide to conduct additional inspections or require additional clinical studies, which would delay our development programs, require us to incur additional costs, and could substantially harm our business, prospects, operating results, and financial condition.
Before approving a new drug or biologic product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
We are also subject to ongoing requirements imposed by the FDA and comparable foreign regulatory authorities governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping, and reporting of safety and other post-marketing information. The holder of an approved BLA or foreign equivalent is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA or foreign equivalent must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Advertising and promotional materials must comply with FDA regulations and those of foreign regulatory authorities and may be subject to other potentially applicable federal and state laws. The applicable regulations in countries outside the U.S. grant similar powers to the competent authorities and impose similar obligations on companies.
In addition to the standard drug approval process, the FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. In November 2020, REGEN-COV received an EUA from the FDA for the treatment of mild to moderate COVID-19. However, the FDA may revoke this EUA (or any other EUA we may be granted in the future) if it is determined that the underlying health emergency no longer exists or warrants such authorization; therefore, we cannot predict how long this EUA (or any other EUA we may be granted in the future) will remain in effect. Such revocation could adversely impact our business in a variety of ways, including by having to absorb related manufacturing and overhead costs as well as potential inventory write-offs if regulatory approval is not obtained timely or at all.
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in foreign jurisdictions. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities often also have the authority to require post-approval studies, such as a PASS and/or PAES, which involve various risks similar to those described above, and may ask for additional data in order to begin a clinical study including phase 3 clinical trials required to submit a MAA in the EU. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in foreign countries before we can market that product or any other product in those countries.
Furthermore, in the EEA, if we do not manage to retain a QPPV, to maintain a PSMF, or to comply with other pharmacovigilance obligations, we may be at risk of our clinical trials being closed prematurely, our marketing authorization being suspended, and we may be subject to other enforcement actions by the national competent authorities of the EEA or the EC.
The exact requirements concerning pharmacovigilance reporting may differ in the numerous countries in which we conduct clinical trials. Failure to comply with the related pharmacovigilance requirements may result in the premature closure of the clinical trials and other enforcement actions by the relevant regulatory authorities.
Preclinical and clinical studies required for our product candidates and new indications of our marketed products are expensive and time-consuming, and their outcome is highly uncertain. If any such studies are delayed or yield unfavorable results, regulatory approval for our product candidates or new indications of our marketed products may be delayed or become unobtainable.
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates), difficulty in enrolling and maintaining subjects in a clinical trial, clinical trial design that may not make it possible to enroll or retain a sufficient number of patients to achieve a statistically significant result or the desired level of statistical significance for the endpoint in question, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to the FDA's GLPs or GCPs. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
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
In some jurisdictions such as the EU, initiating phase 3 clinical trials and clinical trials in the pediatric population is subject to a requirement to obtain approval or a waiver from the competent authorities of the EU Member States and/or the EMA. If we do not obtain such approval, our ability to conduct clinical trials and obtain marketing authorizations or approvals may be severely impaired and our business may be adversely impacted.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. In addition, other parties may allege that our drug-delivery devices infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 15 to our Consolidated Financial Statements. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 (which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse) is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal). We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. For example, on February 11, 2020, anonymous parties filed two requests for ex parte reexamination of two of our patents - U.S. Patent Nos. 10,406,226 (the "'226 Patent") and 10,464,992 (the "'992 Patent"). The '226 Patent concerns methods for manufacturing VEGF antagonist fusion proteins, including aflibercept, and the '992 Patent concerns formulations and vials containing VEGF antagonist fusion proteins, including aflibercept. The USPTO has granted both requests to initiate reexamination proceedings. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent and patent infringement proceedings relating to Dupixent, as described in Note 15 to our Consolidated Financial Statements. In addition, we are currently party to patent infringement and other proceedings relating to EYLEA and REGEN-COV, as described in Note 15 to our Consolidated Financial Statements.
We are aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies; antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis with such antibodies; antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies; and antibodies to PD-1 and methods of treating cancer with such antibodies. In addition to Dupixent (dupilumab), Libtayo (cemiplimab), Praluent (alirocumab), and Kevzara (sarilumab), our late-stage antibody-based pipeline includes REGEN-COV, a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus; fasinumab, an antibody to NGF; Evkeeza (evinacumab), an antibody to ANGPTL3; garetosmab, an antibody to Activin A; pozelimab, an antibody to C5; odronextamab, a bispecific antibody targeting CD20 and CD3; itepekimab, an antibody to IL-33; REGN5458, a bispecific antibody targeting BCMA and CD3; and REGN5713-5714-5715, a multi-antibody therapy to Betv1.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. For example, our internal manufacturing capacity may not be sufficient to cover the demand for REGEN-COV, our novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus, which in November 2020 received an EUA from the FDA for the treatment of mild to moderate COVID-19. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. For example, as described in Part I, Item 1. "Business," in August 2020, we announced a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV. We cannot be certain that the technology transfer process required to allow Roche to manufacture REGEN-COV will be completed in the expected time frame or at all nor can we be certain that this collaboration will result in the anticipated increase in the current manufacturing and distribution capacity for REGEN-COV or that any increased manufacturing and distribution capacity will be sufficient. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services, including with respect to drug-delivery devices (such as a pre-filled syringe, patch pump, auto-injector, or other delivery system). Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.

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
Our ability to continue to manufacture products in our Rensselaer, New York and Limerick, Ireland facilities and at additional facilities (if any) in the future (including our ability to conduct any fill/finish activities in the future), the ability of our collaborators to manufacture products at their facilities, and our ability to utilize other third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 15 to our Consolidated Financial Statements. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
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
We and our collaborators and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Our inability, or the inability of our collaborators and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

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
The FDA regulates the marketing and promotion of our products, which must comply with the Food, Drug, and Cosmetic Act and applicable FDA implementing standards. The FDA's review of promotional activities includes healthcare provider-directed and direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and sales representatives' communications. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug. The FDA may take enforcement action for promoting unapproved uses of a product or other violations of its advertising laws and regulations. The applicable regulations in countries outside the U.S. grant similar powers to the competent authorities and impose similar obligations on companies.
In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws, such as the federal civil False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. The U.S. federal healthcare program anti-kickback statute (the "AKS") prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving payments or other remuneration, directly or indirectly, to induce or reward someone to purchase, prescribe, endorse, arrange for, or recommend a product or service that is reimbursed under federal healthcare programs such as Medicare or Medicaid. If we provide payments or other remuneration to a healthcare professional to induce the prescribing of our products, we could face liability under state and federal anti-kickback laws. Recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the federal anti-kickback statute.
The federal civil False Claims Act prohibits any person from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. The False Claims Act also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery. Pharmaceutical companies have been investigated and/or prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, known as off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate program. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal fraud and false statement statutes that extend to non-government health benefit programs.
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment for individuals and the curtailment or restructuring of operations. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 15 to our Consolidated Financial Statements included in this report, we are party to a civil complaint filed in June 2020 by the U.S. Attorney's Office for the District of Massachusetts concerning our support of 501(c)(3) organizations that provide financial assistance to patients; and we are cooperating with a pending government investigation concerning certain other business activities. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion in any such proceedings or investigations could harm our business, prospects, operating results, and financial condition.
As part of the PPACA, the federal government requires that pharmaceutical manufacturers record any "transfers of value" made to U.S. prescribers and certain other healthcare providers and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members. Information provided by companies is aggregated and posted annually on an "Open Payments" website, which is managed by CMS, the agency responsible for implementing these disclosure requirements. Beginning in 2022, applicable manufacturers also will be required to report information (starting with information collected during 2021) regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.
We continue to dedicate significant resources to comply with these requirements and need to be prepared to comply with additional reporting obligations outside of the United States that may apply in the future. In addition, several states have legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities; restrict when pharmaceutical companies may provide meals or gifts to prescribers or engage in other marketing-related activities; require identification or licensing of sales representatives; and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition. Additionally, access to such data by fraud-and-abuse investigators and industry critics may draw scrutiny to our collaborations with reported entities.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
We participate in the Medicaid Drug Rebate program, the 340B program, the VA FSS pricing program, and the Tricare Retail Pharmacy Program. See Part I, Item 1, "Business – Government Regulation – Pricing and Reimbursement" for a description of these programs.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. Such interpretation can change and evolve over time. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. The CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program, has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.
The HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our financial results. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an ADR process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
We have obligations to report the average sales price for certain of our drugs to the Medicare program. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.
Pursuant to applicable law, knowing provision of false information in connection with price reporting or contract‑based requirements under the VA/FSS and/or Tricare programs can subject a manufacturer to civil monetary penalties. These program and contract-based obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our arrangements with FSS or Tricare, we are required to refund the difference to the government. Failure to make necessary disclosures or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and/or response to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
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
•changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business; and
•changes in FDA and foreign cGMP requirements that may make it more difficult and costly for us to maintain regulatory compliance and/or manufacture our marketed product and product candidates in accordance with cGMPs.
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
The U.S. government could carry out other significant changes in legislation, regulation, and government policy, including with respect to government reimbursement changes and drug price control measures (such as those discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payors, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition"). While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business.
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
For example, effective January 31, 2020, the United Kingdom commenced an exit from the EU, commonly referred to as "Brexit." The transition period for Brexit expired on December 31, 2020 following the entry into a trade agreement that now governs the United Kingdom's relationship with the EU. We do not know to what extent Brexit will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. For example, the impact of Brexit on the ongoing validity in the United Kingdom of current EU authorizations for medicinal products and on the future process for obtaining marketing authorization for pharmaceutical products manufactured or sold in the United Kingdom remains uncertain. We have large-scale manufacturing operations in Limerick, Ireland and have also established an office in the vicinity of London. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.
We may incur additional tax liabilities related to our operations.
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. The Internal Revenue Service or other domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns (see also Note 14 to our Consolidated Financial Statements included in this report). Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). Due to the results of the recent U.S. Presidential and Congressional elections, the potential for U.S. tax law changes exists, including as a result of proposals to increase the income tax rate on both domestic and foreign income. Increases to the income tax rate or other changes to the tax law could materially impact our tax provision, cash tax liability, and effective tax rate. The pressure to generate tax revenue to offset economic relief measures due to the COVID-19 pandemic could increase the likelihood of adverse tax law changes being enacted. In addition, recommendations by the Organization for Economic Co-operation and Development and the European Union could require companies to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny. Even though we regularly assess the information provided to tax authorities in determining the appropriateness of our tax reserves, such tax authorities could take a position that is contrary to our expectations, and the result could adversely affect our provision for income tax and our current rate.
We face potential liability related to the personal information we collect from individuals, data brokers, or research institutions or obtain from clinical trials sponsored by us or our collaborators.
Most U.S. health care providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to privacy and security regulations promulgated under HIPAA. For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with research institutions, including the Geisinger Health System, which are subject to such regulations. Regeneron is not currently classified as a covered entity or business associate under HIPAA and thus is not subject to its requirements or penalties. However, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered health care provider or research institution that has not satisfied HIPAA's requirements for disclosure of individually identifiable health information. There are instances where we collect and maintain sensitive personally identifiable information, which may include health information outside of the scope of HIPAA. This information may be received throughout the clinical trial process, in the course of our research collaborations, directly from individuals who enroll in our patient assistance programs, and from our own employees in a pandemic response process (such as in connection with the COVID-19 pandemic). In the case of a breach of personal information we may be subject to state breach notification laws requiring notification of affected individuals and state regulators.

Our patient assistance programs and product marketing activities as part of which we collect California resident personal data are subject to the CCPA. The CCPA, which became effective on January 1, 2020, is a consumer protection law that establishes certain requirements for data use and sharing transparency and provides California residents with personal data privacy rights regarding the use, disclosure, and retention of their personal data. The CCPA requires us, among other things, to update our notices and develop new processes internally and with our partners. Amendments to the CCPA and legislative proposals at the federal and state level could impose new obligations or limitations in areas affecting our business. These laws and regulations are constantly evolving and may impose limitations on our business activities. Several other U.S. states have introduced similar consumer protection laws that may go into effect in the near future.
Our clinical trial programs and research collaborations outside the U.S. (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource) implicate international data protection laws, including the GDPR. The GDPR has created a range of new compliance obligations, including increased transparency requirements and new data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher)). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the risk of substantial financial penalties for insufficient notice and consent, failure to respond to data subject rights requests, lack of a legal basis for the transfer of personal information out of the EU, or improper processing of personal data under the GDPR. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business and could create liability for us.
Furthermore, health privacy laws, data breach notification laws, consumer protection laws, data localization laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals' health and other personal information. Moreover, individuals about whom we or our collaborators obtain health or other personal information, as well as the providers and third parties who share this information with us, may have statutory or contractual limits that impact our ability to use and disclose the information. We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws both inside and outside the United States. Many of these laws differ from each other in significant ways and have different effects. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. Compliance with these laws requires a flexible privacy framework as they are constantly evolving. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation, and/or adverse publicity. Federal regulators, state attorneys general, and plaintiffs' attorneys have been active in this space. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, and to oversee and monitor the security measures of our third-party service providers, there can be no assurance that our efforts will prevent service interruptions or security breaches. In addition, we depend in part on third-party security measures over which we do not have full control to protect against data security breaches.
If we or our third-party service providers fail to maintain or protect our information technology systems and data security effectively, or fail to anticipate, plan for, or manage significant disruptions to these systems, we or our third-party service providers could have difficulty preventing, detecting, or controlling such disruptions or security breaches, which could result in legal proceedings, liability under laws that protect the privacy of personal information, disruptions to our operations, and damage to our reputation, which could have a material adverse effect on our business, prospects, operating results, and financial condition.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of December 31, 2020, we had an aggregate of $2.696 billion of outstanding indebtedness under the Notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of December 31, 2020, we had $2.194 billion in cash and cash equivalents and $4.529 billion in marketable securities (including $839.8 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

The elimination of LIBOR could adversely affect our business, operating results, and financial condition.
We are subject to risks related to uncertainty regarding the London Interbank Offered Rate ("LIBOR"). LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform, which may cause LIBOR to cease to exist after 2021 or to perform differently than in the past. While we expect that alternatives to LIBOR will be implemented prior to the 2021 target date or that the 2021 cessation date may be extended, we cannot predict the consequences and timing of these developments. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our outstanding variable-rate indebtedness and interest rate swaps, as well as floating-rate debt securities we hold. For example, if a published U.S. dollar LIBOR is unavailable after 2021, the rent payments for the leased facilities in Tarrytown, New York and interest for borrowings (if any) with an interest rate based on the LIBOR rate under our revolving credit facility, all of which are indexed to LIBOR, will be determined using various alternative methods, any of which may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form.

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
•impact of the COVID-19 pandemic on our business;
•announcement of technological innovations or product candidates by us or competitors;
•claims by others that our products or technologies infringe their patents;
•challenges by others to our patents in the EPO and in the USPTO;
•public concern as to the safety or effectiveness of any of our marketed products or product candidates or new indications for our marketed products;
•pricing or reimbursement actions, decisions, or recommendations by government authorities, insurers, or other organizations (such as health maintenance organizations and PBMs) affecting the coverage, reimbursement, or use of any of our marketed products or competitors' products;
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2020, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2020. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In January 2021, our board of directors authorized a share repurchase program to repurchase up to $1.5 billion of our Common Stock. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2020, holders of Class A Stock held 15.0% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of December 31, 2020:
•our current executive officers and directors beneficially owned 8.8% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2020, and 20.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2020; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2020. In addition, these five shareholders plus our Chief Executive Officer held approximately 46.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2020.
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
Further, Sanofi, Bayer, and Teva are currently bound by certain "standstill" provisions under the January 2014 amended and restated investor agreement between us and Sanofi, as amended; our 2016 ANG2 license and collaboration agreement and our 2014 PDGFR-beta license and collaboration agreement with Bayer; and our 2016 collaboration agreement with Teva, respectively. These provisions contractually prohibit Sanofi, Bayer, and Teva from seeking to directly or indirectly exert control of our Company or acquiring more than a specified percentage of our Class A Stock and Common Stock, taken together (30% in the case of Sanofi, 20% in the case of Bayer, and 5% in the case of Teva).
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
Tarrytown, New York
At our Tarrytown, New York location, we lease approximately 1,467,000 square feet of laboratory and office space, of which approximately 1,354,000 square feet is occupied by Regeneron. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases" for further details. We also own an approximate 100-acre parcel of undeveloped land adjacent to our Tarrytown, New York location.
Rensselaer, New York
We own facilities in Rensselaer, New York totaling approximately 950,000 square feet of manufacturing, research, office, and warehouse space. This includes approximately 212,000 square feet of warehouse space which we constructed on a 130-acre parcel of land near our Rensselaer facility. We are in the process of further developing this property, primarily in connection with constructing a fill/finish facility.
Limerick, Ireland
We own a facility in Limerick, Ireland totaling approximately 555,000 square feet of manufacturing, warehouse, laboratory, and office space. This includes approximately 110,000 square feet of recently constructed space to support our growth and increased manufacturing capacity.

ITEM 3. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in Note 15 to our Consolidated Financial Statements included in this report.
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
As of January 29, 2021, there were 162 shareholders of record of our Common Stock and 16 shareholders of record of our Class A Stock.
We have never paid cash dividends on our Common Stock or Class A Stock and do not anticipate paying any in the foreseeable future.
STOCK PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron's Common Stock with the cumulative total return of (i) the NASDAQ US Benchmark Pharmaceuticals Total Return Index ("NQ US Pharma TR Index"), and (ii) Standard & Poor's 500 Stock Index ("S&P 500") for the period from December 31, 2015 through December 31, 2020. The comparison assumes that $100 was invested on December 31, 2015 in our Common Stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Regeneron
S&P 500
NQ US Pharma TR Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Regeneron	$100.00	$67.62	$69.25	$68.80	$69.17	$88.99
S&P 500	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
NQ US Pharma TR Index	$100.00	$98.91	$119.09	$127.20	$145.65	$160.97
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under the share repurchase program approved in November 2019, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended December 31, 2020. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program" for further details of the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(b)
10/1/2020–10/31/2020	72,870		$556.23	72,870		$332,144,883
11/1/2020–11/30/2020	596,867		$524.36	596,867		$19,172,999
12/1/2020–12/31/2020	41,636		$516.76	36,854		—
Total	711,373	(a)		706,591	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

(b) In January 2021, our board of directors authorized a new share repurchase program to repurchase up to $1.5 billion of our Common Stock. See Item 7. "Liquidity and Capital Resources - Share Repurchase Program" for further details.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below for the years ended December 31, 2020, 2019, and 2018 and as of December 31, 2020 and 2019 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. Certain prior year amounts have been reclassified to conform to the current year's presentation, including revisions related to the change in presentation for certain amounts received from collaborators who are not deemed to be our customers; see Note 1 to our Consolidated Financial Statements for further details.

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenues:
Net product sales	$5,567.6	$4,834.4	$4,106.2	$3,718.5	$3,338.4
Sanofi and Bayer collaboration revenue	2,372.5	1,549.2	910.4	456.3	223.9
Other revenue	557.0	174.0	129.0	82.7	68.3
	8,497.1	6,557.6	5,145.6	4,257.5	3,630.6
Expenses:
Research and development(1)	2,735.0	2,450.0	1,468.8	1,180.5	1,297.4
Selling, general, and administrative	1,346.0	1,341.9	1,127.2	940.0	860.9
Cost of goods sold	491.9	362.3	180.0	202.5	194.6
Cost of collaboration and contract manufacturing	628.0	402.8	237.5	169.4	82.6
Other operating (income) expense, net	(280.4)	(209.2)	(402.3)	(314.5)	(135.6)
	4,920.5	4,347.8	2,611.2	2,177.9	2,299.9

Income from operations	3,576.6	2,209.8	2,534.4	2,079.6	1,330.7

Other income (expense), net	233.8	219.3	19.1	(1.1)	(0.9)

Income before income taxes	3,810.4	2,429.1	2,553.5	2,078.5	1,329.8

Income tax expense(2)	297.2	313.3	109.1	880.0	434.3

Net income	$3,513.2	$2,115.8	$2,444.4	$1,198.5	$895.5

Net income per share - basic	$32.65	$19.38	$22.65	$11.27	$8.55
Net income per share - diluted	$30.52	$18.46	$21.29	$10.34	$7.70

	As of December 31,
(In millions)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash, cash equivalents, and marketable securities (current and non-current)	$6,722.6	$6,471.1	$4,564.9	$2,896.0	$1,902.9
Total assets	$17,163.3	$14,805.2	$11,734.5	$8,764.3	$6,973.5
Long-term debt(3)	$1,978.5	—	—	—	—
Finance lease liabilities	$717.2	$713.9	$708.5	$703.5	$481.1
Stockholders' equity	$11,025.3	$11,089.7	$8,757.3	$6,144.1	$4,449.2

(1) Research and development expenses for the year ended December 31, 2019 includes a $400.0 million up-front payment to Alnylam in connection with our collaboration agreement. See Part I, Item 1. "Collaboration, License, and Other Agreements - Alnylam") for further details.

(2) As a result of the Tax Cuts and Jobs Act being signed into law in December 2017, income taxes for the year ended December 31, 2017 included a charge of $326.2 million related to the re-measurement of our U.S. net deferred tax assets at the lower enacted corporate tax rate. See Note 14 to our Consolidated Financial Statements for further details.

(3) In 2020, the Company issued and sold senior unsecured notes. See Item 7. "Liquidity and Capital Resources - Issuance of Senior Notes" for further details.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed with the SEC on February 7, 2020) for additional discussion of our financial condition and results of operations for the year ended December 31, 2018, as well as our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.
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
As described in Part I, Item 1. "Business," we currently have eight products that have received marketing approval and approximately 30 product candidates in clinical development, almost all of which were homegrown in our laboratories. In addition, REGEN-COV received Emergency Use Authorization from the FDA for the treatment of mild to moderate COVID-19 in certain patients at high-risk for progressing to severe COVID-19 and/or hospitalization. Refer to Part I, Item 1. "Business - Products" and "Business - Programs in Clinical Development" for additional information.
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
•it requires an assumption (or assumptions) regarding a future outcome; and
•changes in the estimate or the use of different assumptions to prepare the estimate could have a material effect on our results of operations or financial condition.
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
Revenue Recognition - Product Revenue
We recognize revenue from product sales at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt by our customer.
The amount of revenue we recognize from product sales may vary due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration that we will be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payor mix, and other relevant factors. Calculating these provisions involves estimates and judgments. We review our estimates of rebates, chargebacks, and other applicable provisions each period and record any necessary adjustments in the current period's net product sales. Refer to the "Results of Operations - Revenues - Net Product Sales" section below for further details regarding our provisions, and credits/payments, for sales-related deductions.
Collaborative Arrangements
We have entered into various collaborative arrangements to research, develop, manufacture, and commercialize product candidates and utilize our technology platforms.
Our collaboration agreements may require us to deliver various rights, services, and/or goods across the entire life cycle of a product or product candidate. In agreements involving multiple goods or services promised to be transferred to our collaborator, we must assess, at the inception of the contract, whether each promise represents a separate obligation (i.e., is "distinct"), or whether such promises should be combined as a single unit of account. When we have a combined unit of account which includes a license and providing research and development services to our collaborator, recognition of up-front payments and development milestones earned from our collaborator is deferred (as a liability) and recognized over the development period (i.e., over time). In arrangements where we satisfy our obligation(s) during the development phase over time, we recognize amounts initially deferred over time typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion. We review our estimates each period and make revisions to such estimates as necessary. Due to the variability in the scope of activities and length of time necessary to develop a drug product, potential delays in development programs, changes to development plans and budgets as programs progress, including if we and our collaborators decide to expand or contract our clinical plans for a drug candidate in various disease indications, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to our estimates are likely to occur periodically and could result in material changes to amounts recognized each year in the future.
When we are entitled to reimbursement of all or a portion of the expenses (e.g., research and development expenses) that we incur under a collaboration, we record those reimbursable amounts in the period in which such costs are incurred.
If both we and our collaborator perform development work or commercialization-related activities and share costs, we also recognize, as expense (i.e., research and development expense or selling, general and administrative expense, as applicable) in the period when our collaborator incurs such expenses, the portion of the collaborator's expenses that we are obligated to reimburse. Our collaborators provide us with estimated expenses for the most recent fiscal quarter. Our collaborators' estimates are reconciled to their actual expenses for such quarter in the subsequent fiscal quarter, and our portion of our collaborators' expenses that we are obligated to reimburse is adjusted on a prospective basis accordingly, as necessary.
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
Stock-based Compensation
We recognize stock-based compensation expense for equity grants under our long-term incentive plans to employees and non-employee members of our board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period.
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
We use a Monte Carlo simulation to compute the estimated fair value of performance-based restricted stock units, which are subject to vesting based on the Company's attainment of pre-established market performance goals.
The assumptions used in computing the fair value of equity awards reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside of our control. Changes in any of these assumptions may materially affect the fair value of awards granted and the amount of stock-based compensation recognized in future periods.
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
Uncertain tax positions, for which management's assessment is that there is more than a 50% probability that the position will be sustained upon examination by a taxing authority based upon its technical merits, are subjected to certain recognition and measurement criteria. Significant judgment is required in making this assessment, and, therefore, we re-evaluate uncertain tax positions and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. We adjust the level of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain positions.
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

Results of Operations
Certain revisions have been made to the previously reported December 31, 2019 and 2018 amounts below in connection with changing the presentation of certain amounts earned from collaborators; see Note 1 to our Consolidated Financial Statements for further details.
Net Income

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018
Revenues	$8,497.1	$6,557.6	$5,145.6
Operating expenses	4,920.5	4,347.8	2,611.2
Income from operations	3,576.6	2,209.8	2,534.4
Other income (expense), net	233.8	219.3	19.1
Income before income taxes	3,810.4	2,429.1	2,553.5
Income tax expense	297.2	313.3	109.1
Net income	$3,513.2	$2,115.8	$2,444.4

Net income per share - diluted	$30.52	$18.46	$21.29
Revenues

	Year Ended December 31,			$ Change
(In millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net product sales in the United States:
EYLEA	$4,947.2	$4,644.2	$4,076.7	$303.0	$567.5
Libtayo	270.7	175.7	14.8	95.0	160.9
Praluent	150.9	*	*	*	*
REGEN-COV	185.7	—	—	185.7	—
ARCALYST	13.1	14.5	14.7	(1.4)	(0.2)
Sanofi and Bayer collaboration revenue:
Sanofi	1,186.4	403.6	(125.7)	782.8	529.3
Bayer	1,186.1	1,145.6	1,036.1	40.5	109.5
Other revenue	557.0	174.0	129.0	383.0	45.0
Total revenues	$8,497.1	$6,557.6	$5,145.6	$1,939.5	$1,412.0

* Net product sales of Praluent in the United States were recorded by Sanofi prior to April 1, 2020
Net Product Sales
Net product sales of EYLEA in the United States increased in 2020, compared to 2019, due to higher sales volume partly offset by an increase in sales-related deductions primarily due to higher rebates and discounts. Net product sales of EYLEA in the United States were lower in the second quarter of 2020, compared to the second quarter of 2019, due to lower sales volume attributable to the impact of the COVID-19 pandemic. While we observed an increase in U.S. EYLEA demand during the remainder of 2020 relative to the second quarter of 2020, we are unable to predict whether there will be additional adverse impacts on net product sales from shelter-in-place, social distancing, and other similar measures due to the COVID-19 pandemic (refer to Part I, Item 1A. "Risk Factors - Our business may be further adversely affected by the effects of the COVID-19 pandemic). Refer also to Part I, Item 1A. "Risk Factors - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payors, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition" for information and potential future risks concerning the MFN Interim Final Rule issued by the HHS on Medicare reimbursements for EYLEA.

Effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. Refer to Part I, Item. 1. "Collaboration, License, and Other Agreements - Sanofi - Antibody" for further details.
During the third and fourth quarters of 2020, net product sales of REGEN-COV were recorded in connection with our July 2020 agreement with the U.S. government. In January 2021, the Company announced an agreement to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Refer to Part I, Item 1. "Agreements Related to COVID-19 - U.S. Government" section above for further details.
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts; distribution-related fees; and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	223.4	211.0	44.5	478.9
Credits/payments	(212.2)	(203.1)	(57.5)	(472.8)
Balance as of December 31, 2018	41.1	42.0	8.3	91.4
Provisions	423.2	242.9	61.8	727.9
Credits/payments	(384.0)	(238.5)	(40.7)	(663.2)
Balance as of December 31, 2019	80.3	46.4	29.4	156.1
Provisions	762.9	279.9	94.1	1,136.9
Credits/payments	(641.0)	(249.1)	(78.7)	(968.8)
Balance as of December 31, 2020	$202.2	$77.2	$44.8	$324.2
Sanofi Collaboration Revenue

	Year Ended December 31,
(In millions)	2020	2019	2018
Antibody:
Regeneron's share of profits (losses) in connection with commercialization of antibodies	$785.2	$209.3	$(227.0)
Sales-based milestone earned	50.0	—	—
Reimbursement for manufacturing of commercial supplies(1)	368.0	216.0	113.7
Total Antibody	1,203.2	425.3	(113.3)
Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	(25.7)	(21.7)	(12.4)
Reimbursement for manufacturing of commercial supplies(1)	8.9	—	—
Total Immuno-oncology	(16.8)	(21.7)	(12.4)
Total Sanofi collaboration revenue	$1,186.4	$403.6	$(125.7)

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing

Antibody
The increase in our share of profits in connection with commercialization of antibodies in 2020, compared to 2019, was driven by higher Dupixent profits and, to a lesser extent, our new agreement with Sanofi under which, effective April 1, 2020, we are no longer sharing in losses with Sanofi in connection with the commercialization of Praluent (see further information below).
During 2020, the Company earned, and recognized as revenue, the first $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of Dupixent, Kevzara, and Praluent outside the United States exceeding $1.0 billion on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $200.0 million in additional milestone payments from Sanofi, including the second sales milestone in the amount of $50.0 million, when such sales outside the United States exceed $1.5 billion on a rolling twelve-month basis.
The increase in reimbursements for manufacturing of commercial supplies in 2020, compared to 2019, was primarily due to higher Dupixent sales, as revenue for such cost reimbursements is recognized when the product is sold by Sanofi to third-party customers.
Regeneron's share of profits (losses) in connection with the commercialization of Dupixent, Praluent (through March 31, 2020), and Kevzara is summarized below:

	Year Ended December 31,
(In millions)	2020	2019	2018
Dupixent, Praluent, and Kevzara net product sales*	$4,394.5	$2,811.0	$1,325.4
Regeneron's share of collaboration profits (losses)	871.5	233.0	(227.0)
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(86.3)	(23.7)	—
Regeneron's share of profits (losses) in connection with commercialization of antibodies	$785.2	$209.3	$(227.0)

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales	18%	7%	**

* Global net product sales of Dupixent and Kevzara are recorded by Sanofi. The quarter ended March 31, 2020 was the last quarter for which Sanofi and the Company shared profits and losses in connection with Sanofi's global net sales and the related commercialization of Praluent (see further details below); therefore, the quarter ended March 31, 2020 was the last quarter for which net product sales of Praluent were included in the table above.

** Percentage not meaningful
As described in Part I, Item 1. "Collaboration, License, and Other Agreements - Sanofi - Antibody", effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States. Under the new agreement, Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States, and pays the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States.
Bayer Collaboration Revenue

	Year Ended December 31,
(In millions)	2020	2019	2018
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$1,107.9	$1,091.4	$992.3
Reimbursement for manufacturing of commercial supplies(1)	78.2	54.2	43.8
Total Bayer collaboration revenue	$1,186.1	$1,145.6	$1,036.1

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing

Bayer records net product sales of EYLEA outside the United States. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Year Ended December 31,
(In millions)	2020	2019	2018
EYLEA net product sales outside the United States	$2,961.5	$2,897.4	$2,668.9
Regeneron's share of collaboration profit from sales outside the United States	$1,165.8	$1,148.0	$1,045.9
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(57.9)	(56.6)	(53.6)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$1,107.9	$1,091.4	$992.3

Regeneron's net profit as a percentage of EYLEA net product sales outside the United States	37%	38%	37%
Other Revenue
Other revenue increased in 2020, compared to 2019, primarily due to recognition of revenue of $186.7 million in connection with our agreement with BARDA related to funding of certain development activities for antibodies for the treatment of COVID-19. In addition, other revenue increased, to a lesser extent, due to the following:
•recognition of revenue in connection with our agreement with BARDA related to funding of certain development activities for Inmazeb for the treatment of Ebola;
•effective April 1, 2020, Sanofi's reimbursement for our manufacturing of Praluent commercial supplies and royalties of 5% on Sanofi’s net product sales of Praluent outside the United States; and
•royalties in connection with a June 2009 agreement with Novartis, under which we receive royalties on worldwide sales of Novartis' Ilaris® (canakinumab). The royalty rates in the agreement start at 4% and reach 15% when annual sales exceed $1.5 billion.
Expenses

	Year Ended December 31,			$ Change
(In millions, except headcount data)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Research and development(1)	$2,735.0	$2,450.0	$1,468.8	$285.0	$981.2
Selling, general, and administrative(1)	1,346.0	1,341.9	1,127.2	4.1	214.7
Cost of goods sold(2)	491.9	362.3	180.0	129.6	182.3
Cost of collaboration and contract manufacturing(3)	628.0	402.8	237.5	225.2	165.3
Other operating (income) expense, net	(280.4)	(209.2)	(402.3)	(71.2)	193.1
Total operating expenses	$4,920.5	$4,347.8	$2,611.2	$572.7	$1,736.6

Average headcount	8,495	7,773	6,906	722	867

(1) Includes costs incurred as well as cost reimbursements from collaborators who are not deemed to be our customers
(2) Cost of goods sold includes costs in connection with producing commercial supplies for products that are sold by Regeneron in the United States (i.e., for which we record net product sales) and any royalties we are obligated to pay on such sales, period costs for our Limerick manufacturing facility, and amounts we are obligated to pay to Sanofi for its share of Libtayo U.S. gross profits

(3) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others
Operating expenses in 2020, 2019, and 2018 included a total of $432.0 million, $464.3 million, and $427.4 million, respectively, of non-cash compensation expense related to equity awards granted under our long-term incentive plans. As of December 31, 2020, unrecognized non-cash compensation expense related to outstanding stock options and unvested restricted stock (including performance-based restricted stock units) was $491.5 million and $685.5 million, respectively. We expect to recognize this non-cash compensation expense related to stock options and restricted stock over weighted-average periods of 1.8 years and 3.7 years, respectively.

Research and Development Expenses
The following table summarizes our estimates of direct research and development expenses by clinical development program and other significant categories of research and development expenses. Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, including costs related to preclinical research activities, clinical trials, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse. Indirect research and development expenses have not been allocated directly to each program, and primarily consist of costs to compensate personnel, overhead and infrastructure costs to maintain our facilities, and other costs related to activities that benefit multiple projects. Clinical manufacturing costs primarily consist of costs to manufacture bulk drug product for clinical development purposes as well as related external drug filling, packaging, and labeling costs. Clinical manufacturing costs also includes pre-launch commercial supplies which did not meet the criteria to be capitalized as inventory (see "Critical Accounting Policies and Use of Estimates - Inventories" above). The table below also includes reimbursements of research and development expenses by collaborators, as when we are entitled to reimbursement of all or a portion of such expenses that we incur under a collaboration, we record those reimbursable amounts in the period in which such costs are incurred.

	Year Ended December 31,			$ Change
(In millions)	2020	2019*	2018*	2020 vs. 2019	2019 vs. 2018
Direct research and development expenses:
REGEN-COV (casirivimab and imdevimab)	$290.7	—	—	$290.7	—
Fasinumab	167.8	$203.4	$174.3	(35.6)	$29.1
Libtayo (cemiplimab)	155.3	160.8	129.4	(5.5)	31.4
Dupixent (dupilumab)	129.7	104.3	102.9	25.4	1.4
Kevzara (sarilumab)	73.4	13.7	7.1	59.7	6.6
EYLEA	72.2	55.4	28.8	16.8	26.6
Evkeeza (evinacumab)	33.8	36.1	21.9	(2.3)	14.2
Up-front payments related to license and collaboration agreements	85.0	430.0	—	(345.0)	430.0
Other product candidates in clinical development and other research programs	387.3	305.9	219.0	81.4	86.9
Total direct research and development expenses	1,395.2	1,309.6	683.4	85.6	626.2

Indirect research and development expenses:
Payroll and benefits	816.6	705.8	607.0	110.8	98.8
Lab supplies and other research and development costs	138.3	119.9	95.4	18.4	24.5
Occupancy and other operating costs	335.7	304.7	246.3	31.0	58.4
Total indirect research and development expenses	1,290.6	1,130.4	948.7	160.2	181.7

Clinical manufacturing costs	686.1	596.6	554.0	89.5	42.6

Reimbursement of research and development expenses by collaborators	(636.9)	(586.6)	(717.3)	(50.3)	130.7

Total research and development expenses	$2,735.0	$2,450.0	$1,468.8	$285.0	$981.2

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Research and development expenses in 2020 included $85.0 million in aggregate up-front payments made in connection with our collaboration agreement with Intellia. Research and development expenses in 2019 included a $400.0 million up-front payment to Alnylam. See Part I, Item 1. "Collaboration, License, and Other Agreements" for further information. Research and development expenses in 2020 also included costs in connection with investigating the use of REGEN-COV and Kevzara for COVID-19. Research and development expenses included non-cash compensation expense of $238.6 million, $250.4 million, and $229.0 million in 2020, 2019, and 2018, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in 2020, compared to 2019, primarily due to higher headcount-related costs, an increase in commercialization-related expenses for EYLEA and Libtayo, higher contributions to independent not-for-profit patient assistance organizations, and, effective April 1, 2020, no longer receiving Praluent-related cost reimbursements from Sanofi for Regeneron-incurred expenses. These increases were largely offset by a reversal of accruals for litigation-related loss contingencies as a result of the October 2020 ruling by the Technical Board of Appeal of the EPO and its impact on certain patent infringement actions in Europe relating to Praluent (see Note 15 to our Consolidated Financial Statements for additional details). In addition, in 2019, we recorded a $35.2 million charge related to employee separation costs, as the Company eliminated certain commercialization activities and related headcount in connection with the restructuring of the antibody agreement with Sanofi (as described in Part I, Item 1. "Business - Collaboration, License, and Other Agreements - Sanofi - Antibody"). Selling, general, and administrative expenses also included $153.0 million, $167.7 million, and $169.2 million of non-cash compensation expense in 2020, 2019, and 2018, respectively.
Cost of Goods Sold
Cost of goods sold increased in 2020, compared to 2019, primarily due to the recognition of manufacturing costs in connection with the initiation of product sales of REGEN-COV (which commenced in the third quarter of 2020) and Praluent in the United States (which were recorded by Sanofi prior to April 1, 2020), as well as higher product sales of Libtayo and EYLEA in the United States. These increases were partly offset by lower period costs for our Limerick commercial manufacturing facility. In addition, Cost of goods sold for the years ended December 31, 2020 and 2019 included inventory write-downs and reserves totaling $39.2 million and $73.8 million, respectively.
Cost of Collaboration and Contract Manufacturing
The increase in Cost of collaboration and contract manufacturing in 2020, compared to 2019, was primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent and recognition of costs in connection with manufacturing ex-U.S. commercial supplies of Praluent for Sanofi. In addition, Cost of collaboration and contract manufacturing increased in 2020, compared to 2019, due to process validation costs in connection with manufacturing Inmazeb under our BARDA agreement.
Other Operating (Income) Expense
Other operating (income) expense, net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with Sanofi IO, Teva, and MTPC collaborative arrangements. In these arrangements, we satisfy our obligation(s) during the development phase over time, and, as a result, recognize amounts initially deferred over time using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion. See the Critical Accounting Policies and Use of Estimates section above for further details.
During 2020, we updated our estimate of the total research and development costs expected to be incurred (which resulted in changes to the estimate of the stage of completion) in connection with the aforementioned collaboration agreements, and therefore recorded cumulative catch-up adjustments of $99.8 million, net, as an increase to other operating income. During 2018, we updated our estimate of the total research and development costs expected to be incurred for the Sanofi IO Collaboration, including in connection with the termination of the 2015 IO Discovery Agreement, and, as result, a cumulative catch-up adjustment of $135.0 million was recorded as an increase to other operating income.
Other Income (Expense)
Other income (expense), net, in 2020, compared to 2019, was positively impacted by the recognition of unrealized and realized gains on marketable securities. Other income (expense), net, in 2020, compared to 2019, was negatively impacted by a decrease in interest income earned on available-for-sale debt securities primarily due to lower interest rates. In addition, interest expense in 2020, compared to 2019, increased as a result of the 2020 bridge loan facility and issuance of senior notes (as described below).

Income Taxes

	Year Ended December 31,
(In millions, except effective tax rate)	2020	2019	2018
Income tax expense	$297.2	$313.3	$109.1
Effective tax rate	7.8%	12.9%	4.3%
Our effective tax rate for 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, federal tax credits for research activities and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate. Our effective tax rate for 2019 was positively impacted, compared to the U.S. federal statutory rate, primarily by federal tax credits for research activities, stock-based compensation, and the foreign-derived intangible income deduction. Our effective tax rate for 2018 was positively impacted, compared to the U.S. federal statutory rate, primarily by the sale of non-inventory related assets between foreign subsidiaries (for which we recorded a $162.1 million net income tax benefit), and, to a lesser extent, the federal tax credit for research activities, stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and tax planning in connection with the bill known as the "Tax Cuts and Jobs Act". During 2018, we also recorded an income tax benefit of $68.0 million as a final adjustment to the provisional amount recorded as of December 31, 2017 in connection with the Tax Cuts and Jobs Act.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,
(In millions)	2020	2019	$ Change
Financial assets:
Cash and cash equivalents	$2,193.7	$1,617.8	$575.9
Marketable securities - current	1,393.3	1,596.5	(203.2)
Marketable securities - noncurrent	3,135.6	3,256.8	(121.2)
	$6,722.6	$6,471.1	$251.5

Borrowings:
Long-term debt	$1,978.5	—	$1,978.5

Working capital:
Current assets	$9,779.1	$7,689.1	$2,090.0
Current liabilities	2,697.4	2,096.6	600.8
	$7,081.7	$5,592.5	$1,489.2
As of December 31, 2020, we also had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
Sources and Uses of Cash for the Years Ended December 31, 2020, 2019, and 2018

	As of December 31,			$ Change
(In millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Cash flows provided by operating activities	$2,618.1	$2,430.0	$2,195.1	$188.1	$234.9
Cash flows used in investing activities	$(70.6)	$(2,027.8)	$(1,463.0)	$1,957.2	$(564.8)
Cash flows used in financing activities	$(1,970.5)	$(252.1)	$(77.1)	$(1,718.4)	$(175.0)

Cash Flows from Operating Activities
2020
Our net income of $3.513 billion in 2020 included net unrealized gains on equity securities (included in other non-cash items) of $196.0 million. As of December 31, 2020, trade, Sanofi, and other accounts receivables increased by $1.356 billion, compared to December 31, 2019, partly as a result of extending payment terms to certain of our EYLEA customers due to the COVID-19 pandemic. Inventories increased as of December 31, 2020, compared to December 31, 2019, partially as a result of purchasing additional raw materials in anticipation of potential disruptions to our supply chain due to the COVID-19 pandemic. Deferred taxes as of December 31, 2020 decreased by $75.6 million, compared to December 31, 2019, primarily due to non-cash compensation expense and unrealized gains (net) on equity securities as described above.
2019
Our net income of $2.116 billion in 2019 was negatively impacted by an up-front payment of $400.0 million made to Alnylam pursuant to our collaboration agreement. Our net income in 2019 was impacted by several non-cash items, including unrealized gains (net) on equity securities and inventory write-downs and reserves (see "Results of Operations" above), as well as the impact of Sanofi satisfying its Libtayo development funding obligation in shares of Regeneron stock (see "Sanofi Funding of Certain Development Costs" below). Deferred taxes as of December 31, 2019 increased by $130.6 million, compared to December 31, 2018, primarily due to the tax treatment of the up-front payment made to Alnylam and non-cash compensation expense. Other liabilities as of December 31, 2019 increased compared to December 31, 2018 partially due to the impact of the receipt of a $461.9 million payment from Sanofi in connection with the termination of the 2015 IO Discovery Agreement (as described in Part I, Item 1. "Collaboration Agreements - Collaborations with Sanofi - Immuno-Oncology").
2018
Our net income of $2.444 billion in 2018 included the cumulative catch-up adjustments of $135.0 million recorded to other operating income primarily in connection with the termination of the 2015 IO Discovery Agreement and other non-cash items, including $75.8 million in connection with Sanofi satisfying its Libtayo development funding obligation in shares of Regeneron stock and $41.9 million related to unrealized losses (net) on equity securities. Deferred tax assets as of December 31, 2018 increased by $140.0 million, compared to December 31, 2017, primarily due to the impact of the Company's sale of non-inventory related assets between foreign subsidiaries.
Cash Flows from Investing Activities
Sales of marketable securities in 2020 included proceeds from such sales to fund a portion of our stock repurchase from Sanofi (as described below). In 2019, we purchased $400.0 million of Alnylam common stock in connection with entering into the collaboration agreement. Capital expenditures in 2020 included costs associated with (i) the expansion of our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, including construction of a fill/finish facility and related equipment, and (ii) laboratory expansion and renovations at our Tarrytown, New York facilities. We expect to incur capital expenditures of $600 million to $680 million in 2021 primarily in connection with the continued expansion of our manufacturing facilities, including the fill/finish facility and equipment, and the expansion of our research facilities.
Cash Flows from Financing Activities
During 2020, we purchased shares of our Common Stock from Sanofi, a portion of which was funded with the proceeds from a $1.5 billion senior unsecured 364-day bridge loan facility. See additional information under "Secondary Offering and Purchase of Regeneron Common Stock Held by Sanofi" below. During 2020 and 2019, we also repurchased shares of our Common Stock under our share repurchase program (see "Share Repurchase Program" below). During 2020, we issued and sold $2.0 billion aggregate principal amount of senior unsecured notes and used a portion of the net proceeds to repay in full the bridge loan facility. See additional information under "Issuance of Senior Notes" below.
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $2.575 billion during 2020, compared to $211.8 million during 2019 and $114.5 million during 2018.
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

The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $50.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond December 2023, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of December 31, 2020.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of December 31, 2020.
Share Repurchase Program
In November 2019, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. The share repurchase program permitted the Company to effect repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. During 2020 and 2019, we repurchased 1,605,582 and 722,596 shares of our Common Stock, respectively, under the program and recorded the cost of the shares received, or $746.0 million and $254.0 million, respectively, as Treasury Stock. As of December 31, 2020, the Company had repurchased the entire $1.0 billion of its Common Stock that it was authorized to repurchase under the program.
In January 2021, our board of directors authorized a new share repurchase program to repurchase up to $1.5 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the November 2019 share repurchase program described above.
Sanofi Funding of Certain Development Costs
As described in Part I, Item 1. "Collaboration, License, and Other Agreements - Sanofi," effective January 7, 2018, we agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or Dupilumab/Itepekimab Eligible Investments incurred in periods through September 30, 2020 by selling shares of our Common Stock directly or indirectly owned by Sanofi. During 2020, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 77,677 shares of the Company's Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs. Consequently, we recorded $41.7 million related to the shares received as Treasury Stock during 2020. In addition, during 2020, Sanofi elected to sell, and we elected to purchase (in cash), 171,471 shares of the Company's Common Stock in connection with Sanofi's funding obligation for Dupilumab/Itepekimab Eligible Investments. Consequently, we recorded the cost of the shares received, or $93.3 million, as Treasury Stock during 2020.
Secondary Offering and Purchase of Regeneron Common Stock Held by Sanofi
As described in Part I, Item 1. "Collaboration, License, and Other Agreements - Sanofi," in May 2020, a secondary offering of 13,014,646 shares of our Common Stock (the "Secondary Offering") held by Sanofi was completed. In connection with the Secondary Offering, we also purchased 9,806,805 shares of our Common Stock directly from Sanofi for an aggregate purchase amount of $5 billion (the "Stock Purchase"). As a result of the Secondary Offering and the Stock Purchase, Sanofi disposed of all of its shares of our Common Stock, other than 400,000 shares that it retained as of the closing of the Secondary Offering and the Stock Purchase (which Sanofi was able to use for the funding of certain Libtayo development costs and/or Dupilumab/Itepekimab Eligible Investments as described above).
We funded the Stock Purchase with a combination of cash on hand, proceeds from the sale of marketable securities, and proceeds from loans under a $1.5 billion senior unsecured 364-day bridge loan facility (the "Bridge Facility") which was entered into in May 2020. The loans under the Bridge Facility bore interest at a variable interest rate based on either LIBOR or the alternate base rate, plus an applicable margin that varied with our debt rating and total leverage ratio. As described below, the Bridge Facility was repaid in August 2020 following the issuance and sale of the Company's senior unsecured notes.
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
Concurrent with entering into the Participation Agreement, we also entered into a lease agreement (the "Lease") for the Facility with BAL for a five-year term ending in March 2022. The Lease requires us to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month LIBOR, plus an applicable margin that varies with our debt rating and total leverage ratio.
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
The Participation Agreement and the Lease contain financial and operating covenants, which are substantially similar to the covenants set forth in our Credit Facility. We were in compliance with all covenants of the Participation Agreement and the Lease as of December 31, 2020.
Funding Requirements
The amount required to fund operations will depend on various factors, including the potential regulatory approval and commercialization of our product candidates and the timing thereof and the extent and cost of our research and development programs. We believe that our existing capital resources, borrowing availability under the Credit Facility, funds generated by anticipated product sales, and, as described above under Part I, Item 1. "Collaboration, License, and Other Agreements," funding for reimbursement of research and development costs that we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future.

The following table summarizes our contractual obligations as of December 31, 2020.

		Payments Due by Period
(In millions)	Total	Less than one year	1 to 3 years	3 to 5 years	Greater than 5 years
Purchase and other obligations(1)	$2,357.9	$1,452.0	$658.2	$225.5	$22.2
Operating and finance lease obligations(2)	60.4	23.1	20.2	10.8	6.3
Long-term debt(3)	2,853.0	59.4	128.6	128.6	2,536.4
Total contractual obligations	$5,271.3	$1,534.5	$807.0	$364.9	$2,564.9

(1) Primarily includes research and development commitments, including those related to clinical trials and capital expenditures. Our obligation to pay certain of these amounts may increase or be reduced based on relevant future events.

(2) Includes rent payments with respect to finance lease obligations in connection with our property leases in Tarrytown, New York, as described under "Tarrytown, New York Leases" above and Note 10 to our Consolidated Financial Statements. Amounts in the table above exclude the $720.0 million purchase price we would be obligated to pay if we were to exercise our option to purchase the Facility.

(3) Includes principal and interest for our 2030 Notes and 2050 Notes, as described under "Issuance of Senior Notes" above
Liabilities for unrecognized tax benefits, totaling $267.0 million at December 31, 2020, are not included in the table of contractual obligations above as, due to their nature, there is a high degree of uncertainty regarding the period of potential future cash settlement with taxing authorities. See Note 14 to our Consolidated Financial Statements.
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
We expect to continue to incur substantial development and manufacturing costs for REGEN-COV in 2021. Though the amount of funding that will be required will be subject to clinical data results, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes, as described in Part I, Item 1. "Agreements Related to COVID-19," we have entered into agreements with the U.S. government to purchase supplies of the drug product and with Roche to fund certain of our development costs.
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
We enter into collaboration and licensing agreements that may require us to pay (i) amounts upon the achievement of various development and commercial milestones, which, in the aggregate, could be significant, and/or (ii) royalties calculated based on a percentage of net product sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring and for which the specific timing cannot be predicted. Because of these factors, such payments are not included in the table of contractual obligations above. See Note 3 and Note 10 to our Consolidated Financial Statements.
Under our collaboration with Bayer for EYLEA outside the United States and our Antibody and IO Collaborations with Sanofi, we and our collaborator share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration is profitable, we have contingent contractual obligations to reimburse Bayer and Sanofi for a defined percentage (generally 50%) of agreed-upon development expenses funded by Bayer and Sanofi and Bayer (i.e., "development balance"). These reimbursements are deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our EYLEA collaboration with Bayer, inclusive of our percentage on product sales in Japan) otherwise payable to us, unless, in the case of EYLEA, we elect to reimburse these expenses at a faster rate. As of December 31, 2020, our contingent reimbursement obligation to Bayer for EYLEA was approximately $276 million and our contingent reimbursement obligation to Sanofi in connection with the companies' Antibody Collaboration and IO Collaboration was approximately $3.103 billion and $107 million, respectively. Therefore, we expect that, for the foreseeable future, a portion of our share of profits from sales under our collaborations with Bayer and Sanofi will be used to reimburse our collaborators for these obligations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.
Future Impact of Recently Issued Accounting Standards
As of December 31, 2020, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of corporate bonds. We do not believe we are materially exposed to changes in interest rates related to our investments, and we do not currently use interest rate derivative instruments to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $48.1 million and $48.6 million decrease in the fair value of our investment portfolio as of December 31, 2020 and 2019, respectively.
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
Credit Quality Risk
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In 2020, 2019, and 2018, we did not record any charges for credit-related impairments of our available-for-sale debt securities.
We are subject to credit risk associated with the receivables due from our collaborators, including Bayer, Sanofi, and Teva. We are also subject to credit risk in connection with trade accounts receivable due from our customers from our product sales. We have contractual payment terms with each of our collaborators and customers, and we monitor their financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. In 2020, 2019 and 2018, we did not recognize any charges for write-offs and allowances of accounts receivable related to credit risk for our collaborators or customers. As of December 31, 2020 and 2019, three customers accounted on a combined basis for 93% and 97%, respectively, of our net trade accounts receivables.

Foreign Exchange Risk
As discussed further above, Bayer and Sanofi market certain products outside the United States, and we share in profits and losses with these collaborators from commercialization of products (including the receipt of a percentage of EYLEA sales in Japan). In addition, pursuant to the applicable terms of the agreements with our collaborators, we also share in certain worldwide development expenses incurred by our collaborators. We also incur worldwide development expenses for clinical products we are developing independently, in addition to incurring expenses outside of the United States in connection with our international operations. Therefore, significant changes in foreign exchange rates of the countries outside the United States where our product is sold, where development expenses are incurred by us or our collaborators, or where we incur operating expenses can impact our operating results and financial condition. As sales outside the United States continue to grow, and as we expand our international operations, we will continue to assess potential steps, including foreign currency hedging and other strategies, to mitigate our foreign exchange risk.
Market Price Risk
We are exposed to price risk on equity securities included in our investment portfolio. Our marketable securities include equity investments in publicly traded stock of companies, including common stock of companies with which we have entered into collaboration arrangements. Changes in the fair value of our equity investments are included in Other income (expense), net on the Consolidated Statements of Income. We recorded $196.0 million of net unrealized gains and $118.3 million of net unrealized gains on equity securities in Other income (expense), net for the years ended December 31, 2020 and 2019, respectively.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part IV, Item 15.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
We have adopted a code of business conduct and ethics that applies to our officers, directors, and employees. The full text of our code of business conduct and ethics can be found on our website (http://www.regeneron.com) under the "Corporate Governance" heading on the "Investors & Media" page. We may satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website where it is accessible through the same link noted above.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2019, filed February 7, 2020.)

4.2	Indenture, dated August 12, 2020, between the Registrant and U.S. Bank National Association. (Incorporated by reference from the Form 8-K for the Registrant, filed August 12, 2020.)
4.3	First Supplemental Indenture, dated August 12, 2020, between the Registrant and U.S. Bank National Association. (Incorporated by reference from the Form 8-K for the Registrant, filed August 12, 2020.)
4.4	Form of 1.750% Senior Note due 2030 (included in Exhibit 4.3).
4.5	Form of 2.800% Senior Note due 2050 (included in Exhibit 4.3).
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

10.1.4 +
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

10.1.6 +
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

10.2.17 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2019). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2019, filed February 7, 2020.)

10.2.18 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to P. Roy Vagelos, M.D. under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2019). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2019, filed February 7, 2020.)

10.2.19 +
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2019). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2019, filed February 7, 2020.)

10.2.20 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's non-employee directors under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2019). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2019, filed February 7, 2020.)

10.2.21 +
Form of restricted stock unit award agreement and related notice of grant for use in connection with the grant of restricted stock units to the Registrant's non-employee directors under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2019). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2019, filed February 7, 2020.)

10.2.22 +
Form of performance restricted stock unit award agreement and related notice of grant for use in connection with the grant of performance restricted stock units to Leonard S. Schleifer, M.D., Ph.D., George D. Yancopoulos, M.D., Ph.D., and P. Roy Vagelos, M.D. under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2019, filed February 7, 2020.)

10.3 +
Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Registration Statement on Form S-8 for the Registrant, filed June 16, 2020.)

10.3.1 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.3.2 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to P. Roy Vagelos, M.D. under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.3.3 +
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.3.4 +
Form of restricted stock unit award agreement and related notice of grant for use in connection with the grant of restricted stock units to P. Roy Vagelos, M.D. under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.3.5 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's non-employee directors under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.3.6 +
Form of restricted stock unit award agreement and related notice of grant for use in connection with the grant of restricted stock units to the Registrant's non-employee directors under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.3.7 +
Form of performance restricted stock unit award agreement and related notice of grant for use in connection with the grant of performance restricted stock units to Leonard S. Schleifer, M.D., Ph.D. and George D. Yancopoulos, M.D., Ph.D. under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.4 +
Amended and Restated Employment Agreement, dated as of November 14, 2008, between the Registrant and Leonard S. Schleifer, M.D., Ph.D. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2008, filed February 26, 2009.)

10.5* +
Employment Agreement, dated as of December 31, 1998, between the Registrant and P. Roy Vagelos, M.D. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2004, filed March 11, 2005.)

10.6 +	Offer Letter for Robert E. Landry effective September 9, 2013. (Incorporated by reference from the Form 8-K for the Registrant, filed September 12, 2013.)
10.7 +
Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, amended and restated effective as of November 14, 2008. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2008, filed February 26, 2009.)

10.8 +	Regeneron Pharmaceuticals, Inc. Cash Incentive Bonus Plan. (Incorporated by reference from the Form 8-K for the Registrant, filed June 17, 2015.)
10.9*
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

10.11.2**
Second Amendment Agreement, dated December 19, 2019, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2019, filed February 7, 2020.)

10.12
License and Collaboration Agreement, dated as of January 10, 2014, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2014, filed May 8, 2014.)

10.13*
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

10.14*
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

10.14.2*
Amendment No. 2 to Amended and Restated License and Collaboration Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS, as successor-in-interest to Aventis Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.14.3**
Third Amendment to Amended and Restated License and Collaboration Agreement, dated as of April 5, 2020, and effective as of April 1, 2020, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2020, filed August 5, 2020.)

10.15**
Praluent Cross License & Commercialization Agreement, dated as of April 5, 2020, and effective as of April 1, 2020, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2020, filed August 5, 2020.)

10.16
Amended and Restated Investor Agreement, dated as of January 11, 2014, by and among Sanofi, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant. (Incorporated by reference from the Form 8-K for the Registrant, filed January 13, 2014.)

10.16.1
Amendment to the Amended and Restated Investor Agreement, dated as of May 25, 2020, by and among the Registrant, Sanofi, Sanofi-Aventis US LLC, and Aventisub LLC. (Incorporated by reference from the Form 8-K for the Registrant, filed May 29, 2020.)

10.17*
Letter Agreement by and between the Registrant and Aventis Pharmaceuticals Inc., dated May 2, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.18
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

10.19*
Amended and Restated Immuno-oncology Discovery and Development Agreement, executed on January 2, 2019 and effective as of December 31, 2018, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2018, filed February 7, 2019).

10.20*
Immuno-oncology License and Collaboration Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.21*
Collaboration Agreement, dated as of September 29, 2015, by and between Regeneron Ireland and Mitsubishi Tanabe Pharma Corporation. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.22*
ANG2 License and Collaboration Agreement, dated as of March 23, 2016, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2016, filed May 5, 2016.)

10.23*
Collaboration Agreement, dated as of September 17, 2016, by and between Teva Pharmaceuticals International GmbH and Regeneron Ireland. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2016, filed November 4, 2016.)

10.24*
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

10.27
Amended and Restated Guaranty, dated as of May 2, 2019, made by Regeneron Pharmaceuticals, Inc., Regeneron Healthcare Solutions, Inc., and Regeneron Genetics Center LLC, as guarantors. (Incorporated by reference from the Form 8-K for the Registrant, filed May 3, 2019.)

10.28
Letter Agreement, dated as of January 7, 2018, by and among the Registrant, Sanofi, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amérique du Nord, and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2018, filed May 3, 2018.)

10.29**
Master Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2019, filed August 6, 2019).

10.29.1**	Form of Co-Co Collaboration Agreement (Exhibit B to Master Agreement contained in Exhibit 10.29).
10.29.2**	Form of License Agreement (Exhibit C to Master Agreement contained in Exhibit 10.29).
10.30**
Investor Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2019, filed August 6, 2019.)

10.31
Stock Purchase Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2019, filed August 6, 2019.)

10.32	Stock Repurchase Agreement, dated as of May 25, 2020, by and between the Registrant and Sanofi. (Incorporated by reference from the Form 8-K for the Registrant, filed May 29, 2020.)
10.33**
Base Agreement, dated as of July 6, 2020, by and between the Registrant and Advanced Technology International. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2020, filed November 5, 2020.)

10.34**	Project Agreement, dated as of July 6, 2020, by and between the Registrant and Advanced Technology International.
10.34.1	Modification No. 01 to Project Agreement, dated as of October 13, 2020, by and between the Registrant and Advanced Technology International.
10.34.2**	Modification No. 02 to Project Agreement, dated as of November 17, 2020, by and between the Registrant and Advanced Technology International.
10.35**
License Agreement, dated as of August 18, 2020, by and among the Registrant, F. Hoffman-La Roche Ltd, and Genentech, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2020, filed November 5, 2020.)

21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) the Registrant's Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018; (iii) the Registrant's Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019, and 2018; (iv) the Registrant's Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018; and (v) the notes to the Registrant's Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2
**	Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K
+	Indicates a management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	February 8, 2021	By:	/s/ LEONARD S. SCHLEIFER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LEONARD S. SCHLEIFER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 8, 2021
Leonard S. Schleifer, M.D., Ph.D.
/s/ ROBERT E. LANDRY	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 8, 2021
Robert E. Landry
/s/ CHRISTOPHER R. FENIMORE	Senior Vice President, Controller (Principal Accounting Officer)	February 8, 2021
Christopher R. Fenimore
/s/ GEORGE D. YANCOPOULOS	President, Chief Scientific Officer, and Director	February 8, 2021
George D. Yancopoulos, M.D., Ph.D.
/s/ P. ROY VAGELOS	Chairman of the Board	February 8, 2021
P. Roy Vagelos, M.D.
/s/ BONNIE L. BASSLER	Director	February 8, 2021
Bonnie L. Bassler, Ph.D.
/s/ MICHAEL S. BROWN	Director	February 8, 2021
Michael S. Brown, M.D.
/s/ N. ANTHONY COLES	Director	February 8, 2021
N. Anthony Coles, M.D.
/s/ JOSEPH L. GOLDSTEIN	Director	February 8, 2021
Joseph L. Goldstein, M.D.
/s/ CHRISTINE A. POON	Director	February 8, 2021
Christine A. Poon
/s/ ARTHUR F. RYAN	Director	February 8, 2021
Arthur F. Ryan
/s/ GEORGE L. SING	Director	February 8, 2021
George L. Sing
/s/ MARC TESSIER-LAVIGNE	Director	February 8, 2021
Marc Tessier-Lavigne, Ph.D.
/s/ HUDA Y. ZOGHBI	Director	February 8, 2021
Huda Y. Zoghbi, M.D.

REGENERON PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Regeneron Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Regeneron Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for amounts received from collaborative partners who are not deemed to be the Company's customers in 2020 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Recognition of Other Operating Income related to Research and Development Up-front and Milestone Payments

As described in Note 1 to the consolidated financial statements, other operating income related to collaboration arrangements where the Company satisfies obligations during the development phase over time is typically recognized using an input method on the basis of research and development costs incurred relative to the total expected costs which determines the extent of progress towards completion of the obligation. Other operating income for non-refundable up-front payments and development milestones for which management used an input method, was $276.7 million for the year ended December 31, 2020. Management has disclosed that there is variability in the scope of activities and length of time necessary to develop a drug product, potential delays in development programs, changes to development plans and budgets as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization related to these estimates.

The principal considerations for our determination that performing procedures relating to recognition of other operating income related to research and development up-front and milestone payments is a critical audit matter are the significant judgment by management when determining the estimate of total expected research and development costs to complete the obligation, which in turn led to significant audit effort in performing procedures and evaluating evidence to assess the reasonableness of the estimates of the costs to complete.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the other operating income recognition process, including controls over the determination of the estimate of total expected research and development costs to complete the obligation. These procedures also included, among others, evaluating and testing management’s process for determining the estimate of total expected research and development costs at completion for a sample of contracts, which included evaluating the reasonableness of actual costs incurred and estimated costs to complete. Evaluating the reasonableness of estimated costs to complete involved assessing management’s ability to reasonably estimate costs to complete the obligation by (i) obtaining supporting evidence for expected development activities; (ii) evaluating the identification of circumstances that may warrant a modification to estimated costs to complete; and (iii) agreeing estimates of total budgeted costs to contracts or other agreements with collaboration partners.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 8, 2021

We have served as the Company’s auditor since 1989.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,193.7	$1,617.8
Marketable securities	1,393.3	1,596.5
Accounts receivable - trade, net	3,111.5	2,100.0
Accounts receivable - Sanofi, net	404.7	260.6
Accounts receivable - other, net	598.5	425.0
Inventories	1,916.6	1,415.5
Prepaid expenses and other current assets	160.8	273.7
Total current assets	9,779.1	7,689.1

Marketable securities	3,135.6	3,256.8
Property, plant, and equipment, net	3,221.6	2,890.4
Deferred tax assets	858.9	824.2
Other noncurrent assets	168.1	144.7
Total assets	$17,163.3	$14,805.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$475.5	$418.1
Accrued expenses and other current liabilities	1,521.8	1,211.4
Deferred revenue - Sanofi	341.7	310.5
Deferred revenue - other	236.0	71.6
Other liabilities - Sanofi	122.4	85.0
Total current liabilities	2,697.4	2,096.6

Long-term debt	1,978.5	—
Finance lease liabilities	717.2	713.9
Deferred revenue - Sanofi	16.7	27.7
Deferred revenue - other	41.1	77.6
Other liabilities - Sanofi	189.3	482.0
Other noncurrent liabilities	497.8	317.7
Total liabilities	6,138.0	3,715.5

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,848,970 in 2020 and 2019	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 121,533,460 in 2020 and 113,288,103 in 2019	0.1	0.1
Additional paid-in capital	6,716.2	4,428.6
Retained earnings	10,893.0	7,379.8
Accumulated other comprehensive income	29.3	21.1
Treasury Stock, at cost; 16,431,520 shares in 2020 and 4,860,123 shares in 2019	(6,613.3)	(739.9)
Total stockholders' equity	11,025.3	11,089.7
Total liabilities and stockholders' equity	$17,163.3	$14,805.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Statements of Operations
Revenues:
Net product sales	$5,567.6	$4,834.4	$4,106.2
Sanofi collaboration revenue	1,186.4	403.6	(125.7)
Bayer collaboration revenue	1,186.1	1,145.6	1,036.1
Other revenue	557.0	174.0	129.0
	8,497.1	6,557.6	5,145.6

Expenses:
Research and development	2,735.0	2,450.0	1,468.8
Selling, general, and administrative	1,346.0	1,341.9	1,127.2
Cost of goods sold	491.9	362.3	180.0
Cost of collaboration and contract manufacturing	628.0	402.8	237.5
Other operating (income) expense, net	(280.4)	(209.2)	(402.3)
	4,920.5	4,347.8	2,611.2

Income from operations	3,576.6	2,209.8	2,534.4

Other income (expense):
Other income (expense), net	290.7	249.5	47.3
Interest expense	(56.9)	(30.2)	(28.2)
	233.8	219.3	19.1

Income before income taxes	3,810.4	2,429.1	2,553.5

Income tax expense	297.2	313.3	109.1

Net income	$3,513.2	$2,115.8	$2,444.4

Net income per share - basic	$32.65	$19.38	$22.65
Net income per share - diluted	$30.52	$18.46	$21.29

Weighted average shares outstanding - basic	107.6	109.2	107.9
Weighted average shares outstanding - diluted	115.1	114.6	114.8

Statements of Comprehensive Income
Net income	$3,513.2	$2,115.8	$2,444.4
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities	9.1	35.9	(7.0)
Unrealized (loss) gain on cash flow hedges	(0.9)	(2.5)	0.7
Comprehensive income	$3,521.4	$2,149.2	$2,438.1

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2020, 2019, and 2018
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2017	1.9	—	109.5	$0.1	$3,512.9	$2,946.7	$0.6	(3.8)	$(316.2)	$6,144.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	2.0	—	114.2	—	—	—	—	114.2
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.5)	—	(187.2)	—	—	—	—	(187.2)
Issuance of Common Stock for 401(k) Savings Plan	—	—	0.1	—	26.9	—	—	—	—	26.9
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.2)	(80.2)	(80.2)
Stock-based compensation charges	—	—	—	—	444.8	—	—	—	—	444.8
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	—	—	(136.8)	(6.6)	—	—	(143.4)
Net income	—	—	—	—	—	2,444.4	—	—	—	2,444.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6.3)	—	—	(6.3)
Balance, December 31, 2018	1.9	—	111.1	0.1	3,911.6	5,254.3	(12.3)	(4.0)	(396.4)	8,757.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	2.6	—	213.2	—	—	—	—	213.2
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.5)	—	(188.0)	—	—	—	—	(188.0)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	24.9	—	—	0.1	13.2	38.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.0)	(356.7)	(356.7)
Conversion of Class A Stock to Common Stock	(0.1)	—	0.1	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	466.9	—	—	—	—	466.9
Adjustment upon adoption of new accounting standard	—	—	—	—	—	9.7	—	—	—	9.7
Net income	—	—	—	—	—	2,115.8	—	—	—	2,115.8
Other comprehensive income, net of tax	—	—	—	—	—	—	33.4	—	—	33.4
Balance, December 31, 2019	1.8	—	113.3	0.1	4,428.6	7,379.8	21.1	(4.9)	(739.9)	11,089.7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	9.6	—	2,576.4	—	—	—	—	2,576.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(1.4)	—	(768.9)	—	—	—	—	(768.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	37.2	—	—	0.1	7.5	44.7
Repurchases of Common Stock	—	—	—	—	—	—	—	(11.6)	(5,880.9)	(5,880.9)
Stock-based compensation charges	—	—	—	—	442.9	—	—	—	—	442.9
Net income	—	—	—	—	—	3,513.2	—	—	—	3,513.2
Other comprehensive income, net of tax	—	—	—	—	—	—	8.2	—	—	8.2
Balance, December 31, 2020	1.8	—	121.5	$0.1	$6,716.2	$10,893.0	$29.3	(16.4)	$(6,613.3)	$11,025.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$3,513.2	$2,115.8	$2,444.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235.9	210.3	148.2
Non-cash compensation expense	432.0	464.3	427.4
Other non-cash items, net	(135.0)	(29.3)	12.1
Deferred taxes	75.6	(130.6)	(140.0)
Changes in assets and liabilities:
Increase in trade, Sanofi, and other accounts receivable	(1,356.1)	(523.7)	(236.4)
Increase in inventories	(529.4)	(335.5)	(387.9)
Decrease (increase) in prepaid expenses and other assets	114.9	(79.8)	(88.1)
Increase (decrease) in deferred revenue	148.1	139.5	(43.4)
Increase in accounts payable, accrued expenses, and other liabilities	118.9	599.0	58.8
Total adjustments	(895.1)	314.2	(249.3)
Net cash provided by operating activities	2,618.1	2,430.0	2,195.1

Cash flows from investing activities:
Purchases of marketable and other securities	(3,241.0)	(3,202.4)	(1,845.5)
Sales or maturities of marketable and other securities	3,785.0	1,604.2	775.6
Capital expenditures	(614.6)	(429.6)	(383.1)
Other	—	—	(10.0)
Net cash used in investing activities	(70.6)	(2,027.8)	(1,463.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,981.9	—	—
Proceeds from bridge loan facility	1,500.0	—	—
Repayment of bridge loan facility	(1,500.0)	—	—
Proceeds from issuance of Common Stock	2,575.2	211.8	114.5
Payments in connection with Common Stock tendered for employee tax obligations	(680.8)	(188.0)	(187.2)
Repurchases of Common Stock	(5,846.8)	(275.9)	(4.4)
Net cash used in financing activities	(1,970.5)	(252.1)	(77.1)

Net increase in cash, cash equivalents, and restricted cash	577.0	150.1	655.0

Cash, cash equivalents, and restricted cash at beginning of period	1,630.3	1,480.2	825.2

Cash, cash equivalents, and restricted cash at end of period	$2,207.3	$1,630.3	$1,480.2

Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	$23.2	$25.0	$22.3
Cash paid for income taxes	$188.1	$342.3	$205.6

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, dollars in millions, except per share data)

1. Business Overview and Summary of Significant Accounting Policies
Organization and Business
Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, pain, infectious diseases, and rare diseases. The Company's products that have received marketing approval consist of EYLEA® (aflibercept), Dupixent® (dupilumab), Libtayo® (cemiplimab), Praluent® (alirocumab), Kevzara® (sarilumab), Inmazeb™ (atoltivimab, maftivimab, and odesivimab-ebgn), ARCALYST® (rilonacept), and ZALTRAP® (ziv-aflibercept). In addition, REGEN-COV™ (casirivimab and imdevimab) received Emergency Use Authorization from the U.S. Food and Drug Administration ("FDA") for the treatment of mild to moderate COVID-19 in certain patients at high risk for progressing to severe COVID-19 and/or hospitalization. The Company is a party to collaboration agreements to develop and commercialize, as applicable, certain products and product candidates (see Note 3).
The Company operates in one business segment, which includes all activities related to the discovery, development, and commercialization of medicines for the treatment of serious diseases. The Company's business is subject to certain risks including, but not limited to, uncertainties relating to conducting research activities, product development, obtaining regulatory approvals, competition, and obtaining and enforcing patents.
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
The change in presentation has been applied retrospectively. The tables below present the impact of the change on the Company’s previously-filed Consolidated Balance Sheet as of December 31, 2019, the Consolidated Statement of Operations for the years ended December 31, 2019, and 2018, and the Consolidated Statement of Cash Flows for the years ended December 31, 2019, and 2018. The Company’s previously-filed balance sheet has been updated to reflect the addition of the caption Other liabilities for the presentation of up-front and development milestones paid by collaborators that are deferred. There was no impact on the Company’s previously-filed Consolidated Statements of Stockholders’ Equity.

	December 31, 2019
Balance Sheet Data:	As Previously Reported	Adjustments	As Revised
Accrued expenses and other current liabilities	$1,086.8	$124.6	$1,211.4
Deferred revenue - Sanofi (current)	$395.5	$(85.0)	$310.5
Deferred revenue - other (current)	$196.2	$(124.6)	$71.6
Other liabilities - Sanofi (current)	—	$85.0	$85.0
Deferred revenue - Sanofi (noncurrent)	$509.7	$(482.0)	$27.7
Deferred revenue - other (noncurrent)	$109.3	$(31.7)	$77.6
Other liabilities - Sanofi (noncurrent)	—	$482.0	$482.0
Other noncurrent liabilities	$286.0	$31.7	$317.7

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

	Year Ended December 31, 2019			Year Ended December 31, 2018
Statement of Operations Data:	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Sanofi collaboration revenue	$1,426.8	$(1,023.2)	$403.6	$1,111.1	$(1,236.8)	$(125.7)
Bayer collaboration revenue	$1,188.8	$(43.2)	$1,145.6	$1,076.7	$(40.6)	$1,036.1
Other revenue	$413.4	$(239.4)	$174.0	$416.8	$(287.8)	$129.0
Total revenues	$7,863.4	$(1,305.8)	$6,557.6	$6,710.8	$(1,565.2)	$5,145.6

Research and development	$3,036.6	$(586.6)	$2,450.0	$2,186.1	$(717.3)	$1,468.8
Selling, general, and administrative	$1,834.8	$(492.9)	$1,341.9	$1,556.2	$(429.0)	$1,127.2
Cost of collaboration and contract manufacturing(1)	$419.9	$(17.1)	$402.8	$254.1	$(16.6)	$237.5
Other operating (income) expense, net	—	$(209.2)	$(209.2)	—	$(402.3)	$(402.3)
Total operating expenses	$5,653.6	$(1,305.8)	$4,347.8	$4,176.4	$(1,565.2)	$2,611.2

(1) In addition to the reclassification of certain amounts in connection with the change in accounting presentation described above, the Company also reclassified certain immaterial reimbursements that were previously classified as collaboration revenue to Cost of collaboration and contract manufacturing.

	Year Ended December 31, 2019			Year Ended December 31, 2018
Cash Flows Data:	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Increase (decrease) in deferred revenue	$294.0	$(154.5)	$139.5	$(194.5)	$151.1	$(43.4)
Increase in accounts payable, accrued expenses, and other liabilities	$444.5	$154.5	$599.0	$209.9	$(151.1)	$58.8
We adopted Accounting Standards Codification ("ASC") 842, Leases, on January 1, 2019 (the "effective date") and used the effective date as our date of initial application. See Note 10. The new standard requires a lessee to recognize on its balance sheet (for both finance and operating leases) a liability for future lease payments and a right-of-use asset representing its right to use the underlying asset over the lease term. We elected the practical expedients upon transition, which permitted companies to not reassess lease identification, classification, and initial direct costs under the new standard for leases that commenced prior to the effective date. Upon adoption of the new standard, we recognized right-of-use assets of $33.2 million related to operating leases as of January 1, 2019. The impact of adopting the standard for the facilities that we had historically applied build-to-suit and capital lease accounting was not material to our Consolidated Financial Statements. Prior period amounts were not adjusted in connection with the adoption of this standard.
We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. The Company adopted the standard using the modified retrospective method, and thus recognized a cumulative-effect adjustment to reduce Retained earnings and increase Deferred revenue on January 1, 2018 by $143.4 million, net of tax.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
financial statements as of and for the year ended December 31, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.
Concentration of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents, certain investments, and accounts receivable. In accordance with the Company's policies, the Company mandates asset diversification and monitors exposure with its counterparties.
Concentrations of credit risk with respect to accounts receivable are significant. The Company has a concentration of credit risk associated with the receivables due from its collaborators Bayer, Sanofi, and Teva. The Company is also subject to credit risk with accounts receivable from its product sales to its customers. As of December 31, 2020 and 2019, three individual customers accounted for 93% and 97%, respectively, of the Company's net trade accounts receivable balances. The Company has contractual payment terms with each of its collaborators and customers, and the Company monitors their financial performance and credit worthiness so that it can properly assess and respond to any changes in their credit profile. As of December 31, 2020 and 2019, there were no write-offs and allowances of accounts receivable related to credit risk for our collaborators or customers.
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheet for cash and cash equivalents approximates its fair value.
Debt and Equity Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. We invest our cash primarily in debt securities of investment grade institutions. We consider our investments in debt securities to be "available-for-sale," as defined by authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). These assets are carried at fair value and the unrealized gains and losses are included in Accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale debt securities are included in Other income (expense), net. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in Other comprehensive income (loss).
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
Accounts Receivable
The Company's trade accounts receivable arise from product sales and represent amounts due from its customers, which are all located in the United States. In addition, the Company records accounts receivable arising from its collaboration and licensing agreements. The Company monitors the financial performance and credit worthiness of its counterparties so that it can properly assess and respond to changes in their credit profile. The Company provides allowances against receivables for estimated losses, if any, that may result from a counterparty's inability to pay. Amounts determined to be uncollectible are written-off against the allowance.
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
Leases
The Company determines if an arrangement is a lease considering whether there is an identified asset and the contract conveys the right to control its use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company's lease terms may include options to extend or terminate a lease when it is reasonably certain that it will exercise that option. The Company accounts for lease components (e.g., rental payments) separately from non-lease components (e.g., common area maintenance costs).
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
Revenue Recognition - Product Revenue
Revenue from product sales is recognized at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt by our customer.
The amount of revenue we recognize from product sales may vary due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration that we will be entitled to. This estimate is based upon contracts with customers, healthcare providers, payors, and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payor mix, and other relevant factors. The Company reviews its estimates of rebates, chargebacks, and other applicable provisions each period and records any necessary adjustments in the current period's net product sales.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
•Rebates, Chargebacks, and Discounts: The Company estimates reductions to product sales for Medicaid and Veterans' Administration ("VA") programs as well as certain other qualifying federal and state government programs, and other programs, including group purchasing organizations, and records an allowance for rebates and chargebacks. The Company's liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, and invoices received for claims from prior quarters that have not been paid. The Company's reserves related to discounted pricing to VA, Public Health Services, eligible physicians, and others (collectively "qualified healthcare providers") represent the Company's estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices the Company charges to its customers (i.e., distributors and specialty pharmacies). The Company's customers charge the Company for the difference between what they pay for the products and the ultimate selling price to the qualified healthcare providers. The Company's reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.
•Distribution-Related Fees: The Company has written contracts with its customers that include terms for distribution-related fees. The Company estimates and records distribution and related fees due to its customers generally based on gross sales.
•Other Sales-Related Deductions: The Company's other sales-related deductions include co-pay assistance programs and product returns. The Company estimates and records other sales-related deductions generally based on gross sales, written contracts, and other relevant factors.
Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product's expiration date. Product returned is generally not resalable given the nature of the Company's products and method of administration. The Company develops estimates for product returns based upon historical experience, shelf life of the product, and other relevant factors. The Company monitors product supply levels in the distribution channel, as well as sales by its customers, using product-specific data provided by its customers. If necessary, the Company's estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.
Collaborative Arrangements
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
In agreements involving multiple goods or services promised to be transferred to our collaborator, we must assess, at the inception of the contract, whether each promise represents a separate obligation (i.e., is "distinct"), or whether such promises should be combined as a single unit of account. When we have a combined unit of account which includes a license and providing research and development services to our collaborator, recognition of up-front payments and development milestones earned from our collaborator is deferred (as a liability) and recognized over the development period (i.e., over time). In arrangements where we satisfy our obligation(s) during the development phase over time, we recognize amounts initially deferred over time typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion. We review our estimates each period and make revisions to such estimates as necessary. We recognized other operating income in connection with up-front and development milestones earned, for which we used an input method, of $276.7 million and $207.2 million for the years ended December 31, 2020 and 2019, respectively.
When we are entitled to reimbursement of all or a portion of the expenses (e.g., research and development expenses) that we incur under a collaboration, we record those reimbursable amounts in the period in which such costs are incurred.
If we and our collaborator perform development work or commercialization-related activities and share costs, we also recognize, as expense (i.e., research and development expense or selling, general, and administrative expense, as applicable) in the period when our collaborator incurs such expenses, the portion of the collaborator's expenses that we are obligated to reimburse. Our collaborators provide us with estimated expenses for the most recent fiscal quarter. Our collaborators' estimates are reconciled to their actual expenses for such quarter in the subsequent fiscal quarter, and our portion of our collaborators' expenses that we are obligated to reimburse is adjusted on a prospective basis accordingly, as necessary.
Under certain of the Company's collaboration agreements, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. In arrangements where we:
•are obligated to use commercially reasonable efforts to supply commercial product to our collaborator, we may be reimbursed for our manufacturing costs as commercial product is shipped to the collaborator; however, recognition of such cost reimbursements is recognized when the product is sold by our collaborator to third-party customers;
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
Research and Development Expenses
Research and development expenses include costs attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to the Company's clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, amounts that the Company is obligated to reimburse to collaborators for research and development expenses that they incur, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. Costs associated with research and development are expensed.
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
The fair value of stock option awards is estimated using the Black-Scholes model. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The fair value of performance-based restricted stock units which are subject to vesting based on the Company’s attainment of pre-established market performance goals is estimated using a Monte Carlo simulation. The probability of the number of actual shares expected to be earned is considered in the grant-date valuation, and therefore, stock-based compensation expense is not adjusted at the vesting date to reflect the actual number of shares earned.

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
Uncertain tax positions, for which management's assessment is that there is more than a 50% probability that the position will be sustained upon examination by a taxing authority based upon its technical merits, are subjected to certain recognition and measurement criteria. The Company re-evaluates uncertain tax positions and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. The Company adjusts the level of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain positions. The Company recognizes interest and penalties related to income tax matters in income tax expense.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
Per Share Data
Basic net income per share is computed by dividing net income by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net income per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. Basic net income per share excludes restricted stock until vested. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and unvested restricted stock under the Company's long-term incentive plans, which are included under the treasury stock method when dilutive, and (ii) Common Stock that would be issued upon the achievement of certain market conditions, which are included under the treasury stock method when dilutive.
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
2. Product Sales
Net product sales consist of the following:

	Year Ended December 31,
Net Product Sales in the United States	2020	2019	2018
EYLEA	$4,947.2	$4,644.2	$4,076.7
Libtayo	270.7	175.7	14.8
Praluent	150.9	*	*
REGEN-COV	185.7	—	—
ARCALYST	13.1	14.5	14.7
	$5,567.6	$4,834.4	$4,106.2

* Effective April 1, 2020, the Company is solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. See Note 3 for further details.

The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the years ended December 31, 2020, 2019, and 2018. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Year Ended December 31,
	2020	2019	2018
Besse Medical, a subsidiary of AmerisourceBergen Corporation	51%	57%	56%
McKesson Corporation	32%	33%	36%
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts, distribution-related fees, and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees, and other sales-related deductions are recorded within accrued liabilities.
The following table summarizes the provisions, and credits/payments, for sales-related deductions for the years ended December 31, 2020, 2019, and 2018.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2017	$29.9	$34.1	$21.3	$85.3
Provisions	223.4	211.0	44.5	478.9
Credits/payments	(212.2)	(203.1)	(57.5)	(472.8)
Balance as of December 31, 2018	41.1	42.0	8.3	91.4
Provisions	423.2	242.9	61.8	727.9
Credits/payments	(384.0)	(238.5)	(40.7)	(663.2)
Balance as of December 31, 2019	80.3	46.4	29.4	156.1
Provisions	762.9	279.9	94.1	1,136.9
Credits/payments	(641.0)	(249.1)	(78.7)	(968.8)
Balance as of December 31, 2020	$202.2	$77.2	$44.8	$324.2

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Year Ended December 31,
		2020	2019	2018
Antibody:
Regeneron's share of profits (losses) in connection with commercialization of antibodies	Sanofi collaboration revenue	$785.2	$209.3	$(227.0)
Sales-based milestone earned	Sanofi collaboration revenue	$50.0	—	—
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$368.0	$216.0	$113.7
Reimbursement of research and development expenses	Reduction of Research and development expense	$226.7	$277.7	$265.3
Regeneron's obligation for its share of Sanofi research and development expenses	Research and development expense	$(77.6)	$(46.0)	$(47.7)
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$359.4	$479.9	$417.2
Regeneron's obligation for its share of Sanofi other expenses	Cost of collaboration and contract manufacturing	$(21.5)	$(12.8)	$(16.1)

Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	Sanofi collaboration revenue	$(25.7)	$(21.7)	$(12.4)
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$8.9	—	—
Reimbursement of research and development expenses	Reduction of Research and development expense	$166.2	$163.0	$311.8
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$64.7	$10.3	$8.9
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(119.1)	$(78.2)	$(6.8)
Amounts recognized in connection with up-front payments received	Other operating income	$210.6	$92.7	$243.8
See Note 9 and Note 11 for information regarding Sanofi's sale of our Common Stock during the second quarter of 2020.
Antibody
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"), which currently consists of Dupixent, Kevzara, and itepekimab. Under the terms of the Antibody License and Collaboration Agreement ("LCA"), Sanofi is generally responsible for funding 80%–100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30%–50% of worldwide development expenses that were funded by Sanofi (collectively, the "development balance") based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. The Company's contingent reimbursement obligation to Sanofi under the Antibody Collaboration was approximately $3.103 billion as of December 31, 2020.
Effective January 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and itepekimab (collectively,

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
the "Dupilumab/Itepekimab Eligible Investments"). Refer to the "Immuno-Oncology" section below for further details regarding the Letter Agreement and Note 11 for additional information regarding shares purchased by us from Sanofi.
Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the Antibody Collaboration until commercial supplies of that drug candidate are being manufactured. Sanofi leads commercialization activities for products under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. The Company co-commercializes Dupixent in the United States and exercised its option to co-commercialize Dupixent in certain countries outside the United States. We currently anticipate commencing co-commercialization of Dupixent in such countries outside the United States in 2021. The parties equally share profits and losses from sales within the United States. The parties share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron), and losses outside the United States at 55% (Sanofi)/45% (Regeneron).
In addition to profit and loss sharing, we are entitled to receive sales milestone payments from Sanofi. In the third quarter of 2020, the Company earned, and recognized as revenue, the first $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of Dupixent, Kevzara, and Praluent outside the United States exceeding $1.0 billion on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $200.0 million in additional milestone payments from Sanofi, including the second sales milestone in the amount of $50.0 million, when such sales outside the United States exceed $1.5 billion on a rolling twelve-month basis.
In April 2020, the Company and Sanofi entered into an amendment to the LCA in connection with, among other things, the removal of Praluent from the LCA such that (i) effective April 1, 2020, the LCA no longer governs the development, manufacture, or commercialization of Praluent and (ii) the quarterly period ended March 31, 2020 was the last quarter for which Sanofi and the Company shared profits and losses for Praluent under the LCA. The parties also entered into a Praluent Cross License & Commercialization Agreement (the "Praluent Agreement") pursuant to which, effective April 1, 2020, the Company, at its sole cost, is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi, at its sole cost, is solely responsible for the development and commercialization of Praluent outside of the United States. Under the Praluent Agreement, Sanofi will pay the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States until March 31, 2032. The Company will not owe Sanofi royalties on the Company’s net product sales of Praluent in the United States. Although each party will be responsible for manufacturing Praluent for its respective territory, the parties have entered into definitive supply agreements under which, for a certain transitional period, the Company will continue to supply drug substance to Sanofi and Sanofi will continue to supply finished product to Regeneron. With respect to any intellectual property or product liability litigation relating to Praluent, the parties have agreed that, effective April 1, 2020, Regeneron and Sanofi each will be solely responsible for any such litigation (including damages and other costs and expenses thereof) in the United States and outside the United States, respectively, arising out of Praluent sales or other activities on or after April 1, 2020 (subject to Sanofi's right to set off a portion of any third-party royalty payments resulting from certain patent litigation proceedings against up to 50% of any Praluent royalty payment owed to Regeneron). The parties will each bear 50% of any damages arising out of Praluent sales or other activities prior to April 1, 2020. See Note 15 for discussion of legal proceedings related to Praluent.
The Company's significant promised goods and services in connection with the Antibody Collaboration consist of providing research and development services, including the manufacturing of clinical supplies, and providing commercial-related services, including the manufacturing of commercial supplies. We recognize amounts in connection with the Antibody Collaboration based on the amount we have the right to invoice and such amount corresponds directly with our performance to date; therefore, we do not disclose the value of the transaction price (i.e., the amount of consideration we expect to be entitled to) allocated to our remaining unsatisfied obligations.
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	As of December 31,
	2020	2019
Accounts receivable	$407.7	$272.7
Deferred revenue	$347.7	$328.8

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
Immuno-Oncology
The Company is party to a collaboration with Sanofi to research, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Amended and Restated Immuno-oncology Discovery and Development Agreement ("Amended IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). In connection with the execution of the original Immuno-oncology Discovery and Development Agreement in 2015 ("2015 IO Discovery Agreement"), which has been replaced by the Amended IO Discovery Agreement (as discussed below), Sanofi made a $265.0 million non-refundable up-front payment to the Company. Pursuant to the 2015 IO Discovery Agreement, the Company was to spend up to $1.090 billion to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept, and Sanofi was to reimburse the Company for up to $825.0 million of these costs, subject to certain annual limits.
We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates from our share of future profits from commercialized IO Collaboration products. However, the Company is only required to apply 10% of its share of the profits from IO Collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. The Company's contingent reimbursement obligation to Sanofi under the IO Collaboration was approximately $107 million as of December 31, 2020.
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
Under the terms of the Amended IO Discovery Agreement, the Company is required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million (the "BCMAxCD3 Program Costs Cap") and (ii) the MUC16xCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $50.0 million (the "MUC16xCD3 Program Costs Cap").
With regard to the BCMAxCD3 Program and the MUC16xCD3 Program, when (i) clinical proof-of-concept is established, (ii) the applicable Program Costs Cap is reached, or (iii) in certain other limited circumstances, Sanofi will have the option to license rights to the product candidate and other antibodies targeting the same targets for, with regard to BCMAxCD3, immuno-oncology indications, and with regard to MUC16xCD3, all indications, pursuant to the IO License and Collaboration Agreement, as amended. Given the applicable Program Costs Cap for the BCMAxCD3 Program and MUC16xCD3 Program has been reached, we expect Sanofi to provide its decision on whether it will exercise its option to license rights to these product candidates in early 2021. If Sanofi does not exercise its option to license rights to a product candidate, we will retain the exclusive right to develop and commercialize such product candidate and Sanofi will receive a royalty on sales. Pursuant to the Amended IO Discovery Agreement, the parties agreed that (i) if Sanofi exercises its option with respect to a BCMAxCD3 Program antibody, Sanofi will lead the development and global commercialization of such BCMAxCD3 Program antibody; and (ii) if Sanofi exercises its option with respect to a MUC16xCD3 Program antibody, (x) we will lead the development of such MUC16xCD3 Program antibody and commercialization of such MUC16xCD3 Program antibody within the United States and (y) Sanofi will lead the commercialization of such MUC16xCD3 Program antibody outside of the United States.
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
In connection with the execution of the IO License and Collaboration Agreement in 2015, Sanofi made a $375.0 million non-refundable up-front payment to the Company. Under the terms of the IO License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, agreed-upon development and commercialization

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
expenses for Libtayo. Pursuant to the Letter Agreement, the Libtayo development budget was increased and the Company allowed Sanofi to satisfy in whole or in part its funding obligations with respect to the Libtayo development and Dupilumab/Itepekimab Eligible Investments incurred in periods through September 30, 2020 by selling certain shares of our Common Stock directly or indirectly owned by Sanofi; if Sanofi desired to sell such shares, we were able to elect to purchase, in whole or in part, such shares from Sanofi. See Note 11 for additional information regarding shares purchased by us from Sanofi.
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States (see Note 2 for related product sales information), while Sanofi leads commercialization activities outside of the United States. Sanofi has exercised its option to co-commercialize Libtayo in the United States.
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
Each party will have the right to co-commercialize licensed products in countries where it is not the lead commercialization party. The parties share equally in profits and losses in connection with the commercialization of collaboration products. The Company is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that IO drug candidate are being manufactured.
At the inception of the IO Collaboration, the Company's significant promised goods and services consisted of a license to certain rights and intellectual property and providing research and development services, including the manufacturing of clinical supplies. The Company concluded that the license was not distinct, primarily as a result of (i) Sanofi being unable to benefit on its own or together with other resources that are readily available as the license provides access to Regeneron's complex and specialized know-how and (ii) the research and development services, including manufacturing in support of such services, were expected to significantly modify the initial license. Therefore, the promised goods and services were considered a combined unit of account. Consequently, the $640.0 million in aggregate up-front payments made by Sanofi during 2015 in connection with the execution of the IO Collaboration was recorded within other liabilities and has been included in the transaction price.
During 2020, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the Sanofi IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $135.4 million to other operating income. During 2018, we updated our estimate of the total research and development costs expected to be incurred for this arrangement, including in connection with the termination of the 2015 IO Discovery Agreement, and, as result, a cumulative catch-up adjustment of $135.0 million was recorded to other operating income.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	As of December 31,
	2020	2019
Accounts receivable, net	$(6.5)	$(16.7)
Deferred revenue	$10.7	$9.4
Other liabilities	$280.9	$558.6

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
Other liabilities include up-front payments received from Sanofi for which recognition has been deferred.
The aggregate amount of the estimated consideration under the IO Collaboration related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of December 31, 2020 was $557.5 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
b. Bayer
Amounts recognized in our Statements of Operations in connection with our Bayer EYLEA collaboration are as follows:

	Statement of Operations Classification	Year Ended December 31,
		2020	2019	2018
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	Bayer collaboration revenue	$1,107.9	$1,091.4	$992.3
Reimbursement for manufacturing of commercial supplies	Bayer collaboration revenue	$78.2	$54.2	$43.8
Reimbursement of development expenses	Reduction of Research and development expense	$46.7	$23.0	$11.2
Regeneron's obligation for its share of Bayer research and development expenses	Research and development expense	$(35.8)	$(20.1)	$(0.5)
Reimbursement of other expenses	Cost of collaboration and contract manufacturing	$7.4	$19.0	$28.9
The Company is party to a license and collaboration agreement with Bayer for the global development and commercialization of EYLEA outside the United States. All agreed-upon EYLEA development expenses incurred by the Company and Bayer are shared equally. The Company is also obligated to use commercially reasonable efforts to supply clinical and commercial bulk product of EYLEA.
Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, the Company is currently entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net product sales through 2021, and thereafter, the companies will share equally in profits and losses from the sales of EYLEA. Within the United States, the Company is responsible for commercialization of EYLEA and retains exclusive rights to all profits from such commercialization in the United States. The Company is obligated to reimburse Bayer out of its share of the collaboration profits (including the Company's percentage of sales of EYLEA in Japan) for 50% of the agreed-upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and the Company's share of the collaboration profits, or at a faster rate at the Company's option. The Company's contingent reimbursement obligation to Bayer was approximately $276 million as of December 31, 2020.
The following table summarizes contract balances in connection with our Bayer EYLEA collaboration:

	As of December 31,
	2020	2019
Accounts receivable - other	$336.2	$311.6
Deferred revenue	$99.7	$123.0
c. Teva
The Company and Teva are parties to a collaboration agreement (the "Teva Collaboration Agreement") to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation. In connection with the Teva Collaboration Agreement, Teva made a $250.0 million non-refundable up-front payment. The Company leads global development activities, and the parties share development costs equally, on an ongoing basis, under a global development plan. The Company is also responsible for the manufacture and supply of fasinumab globally.

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
At the inception of the Teva Collaboration Agreement, the Company's significant promised goods and services consisted of a license to certain rights and intellectual property and providing research and development services, including the manufacturing of clinical supplies. The Company concluded that the license was not distinct, primarily as a result of (i) Teva being unable to benefit from the license on its own or together with other resources that are readily available as the license provides access to Regeneron's complex and specialized know-how and (ii) the research and development services, including manufacturing in support of such services, were expected to significantly modify the initial license. Therefore, the promised goods and services were considered a combined unit of account. Consequently, the $250.0 million up-front payment and development milestones received from Teva, as described above, have been recorded within other liabilities and included in the transaction price.
Amounts recognized in our Statements of Operations in connection with the Teva Collaboration Agreement are as follows:

	Statement of Operations Classification	Year Ended December 31,
		2020	2019	2018
Reimbursement of research and development expenses	Reduction of Research and development expense	$109.4	$122.9	$129.5
Amounts recognized in connection with up-front and development milestone payments received	Other operating income	$47.2	$82.2	$113.2
During 2020, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the Teva Collaboration Agreement, and, as a result, recognized a cumulative catch-up adjustment of $25.6 million as a reduction to other operating income.
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	As of December 31,
	2020	2019
Accounts receivable - other	$27.7	$21.2
Other liabilities	$66.8	$114.4
Other liabilities include up-front and development milestone payments received from Teva for which recognition has been deferred.
The aggregate amount of the estimated consideration under the Teva Collaboration Agreement related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of December 31, 2020 was $155.9 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
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
In May 2020, we expanded our existing collaboration with Intellia to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the parties to jointly develop potential products for the treatment of hemophilia A and B. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the agreement, we made a $70.0 million up-front payment, which was recorded to Research and development expense in 2020, and purchased 925,218 shares of Intellia common stock for an aggregate purchase price of $30.0 million. The amount paid in excess of the fair market value of the shares purchased, or $15.0 million, was also recorded to Research and development expense in 2020.
e. U.S. Government
REGEN-COV
In the first quarter of 2020, we announced an expansion of our Other Transaction Agreement ("OTA") with the Biomedical Advanced Research Development Authority ("BARDA"), pursuant to which the U.S. Department of Health and Human Services ("HHS") was obligated to fund certain of our costs incurred for research and development activities related to COVID-19 treatments. In July 2020, we entered into an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government. The agreement, as subsequently amended, could result in payments to the Company of up to $465.9 million in the aggregate for bulk manufacturing of the drug substance, as well as fill/finish, storage, and other activities. See Note 2 for REGEN-COV net product sales recognized in connection with this agreement during 2020.
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government is obligated to purchase all filled and finished doses of drug product delivered by June 30, 2021, and may accept doses during the period from July 1, 2021 through September 30, 2021 at its discretion. The U.S. government will acquire doses at the lowest treatment dose authorized or approved by the FDA for the indication authorized under the EUA, resulting in payments to the Company of up to $2.625 billion in the aggregate. A number of factors may impact available filled and finished supply by June 30, 2021, including manufacturing considerations and authorized dose level.
f. Roche
In August 2020, we entered into a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV. We will continue to lead global development activities for REGEN-COV, and the parties will jointly fund certain ongoing studies, as well as any mutually agreed additional new global studies to evaluate further the potential of REGEN-COV in treating or preventing COVID-19. Roche will be responsible for securing regulatory approvals outside the United States, following the initial European Medicines Agency ("EMA") approval (if any), and conducting any additional studies specifically required for approval by regulators outside the United States.
Under the terms of the agreement, each party is obligated to dedicate a certain amount of manufacturing capacity to REGEN-COV each year. We will distribute the product in the United States and Roche will distribute the product outside of the United States. The parties will share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market. Any profit sharing will commence after product manufactured by Roche receives regulatory authorization.
During 2020, we recorded $78.5 million of reimbursements received from Roche as a reduction of Research and development expense.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
g. Alnylam
In April 2019, the Company and Alnylam Pharmaceuticals, Inc. entered into a global, strategic collaboration to discover, develop, and commercialize RNA interference ("RNAi") therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. The collaboration is governed by a Master Collaboration Agreement (the "Master Agreement") (including the form of a License Agreement and a Co-Commercialization Collaboration Agreement). Under the terms of the Master Agreement, we made an up-front payment of $400.0 million to Alnylam, which was recorded in Research and development expense during 2019. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to an aggregate of $200.0 million in clinical proof-of-principle milestones for eye or CNS programs.
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
In August 2019, the parties entered into a Co-Commercialization Collaboration Agreement for a silencing RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination product consisting of such siRNA therapeutic (cemdisiran) and a fully human monoclonal antibody targeting C5 being developed by us (pozelimab), with us as the licensee. The C5 siRNA Co-Commercialization Collaboration Agreement is consistent with the financial terms contained in the form of the existing Co-Commercialization Collaboration Agreement with Alnylam and the parties will share in development expenses equally. The C5 siRNA License Agreement contains a flat low double-digit royalty payable to Alnylam on our potential future net sales of the combination product only subject to customary reductions, as well as up to $325.0 million in commercial milestones.
h. Other
In addition to the collaboration agreements discussed above, the Company has various other collaboration agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may be required to pay, or it may receive, additional amounts upon the achievement of various development and commercial milestones which in the aggregate could be significant. The Company may also incur, or get reimbursed for, significant research and development costs if the related product candidate(s) were to advance to late stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay, or it may receive, royalties on future sales. The payment or receipt of these amounts, however, is contingent upon the occurrence of various future events.
4. Marketable Securities
Marketable securities as of December 31, 2020 and 2019 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 5) as well as equity securities of publicly traded companies (see Note 5).
The following tables summarize the Company's investments in available-for-sale debt securities:

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)

	Amortized	Unrealized		Fair
As of December 31, 2020	Cost Basis	Gains	Losses	Value
Corporate bonds	$3,053.0	$37.5	$(0.2)	$3,090.3
U.S. government and government agency obligations	127.6	1.3	—	128.9
Sovereign bonds	65.2	1.1	—	66.3
Commercial paper	276.0	0.1	—	276.1
Certificates of deposit	127.4	0.1	—	127.5
	$3,649.2	$40.1	$(0.2)	$3,689.1

As of December 31, 2019
Corporate bonds	$3,960.5	$27.8	$(0.2)	$3,988.1
U.S. government and government agency obligations	54.3	0.2	(0.1)	54.4
Sovereign bonds	26.9	0.4	—	27.3
Commercial paper	92.3	—	—	92.3
Certificates of deposit	72.3	0.1	—	72.4
	$4,206.3	$28.5	$(0.3)	$4,234.5
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of December 31, 2020 mature at various dates through October 2025. The fair values of available-for-sale debt security investments by contractual maturity consist of the following:

	As of December 31,
	2020	2019
Maturities within one year	$1,393.3	$1,596.5
Maturities after one year through five years	2,295.8	2,638.0
	$3,689.1	$4,234.5
Unrealized losses of our available-for-sale debt securities that had been in a continuous loss position, for both less than and greater than 12 months, were not material for the years ended December 31, 2020 and 2019.
Realized gains on sales of marketable securities for the year ended December 31, 2020 were $29.0 million and realized gains were not material for the years ended December 31, 2019 and 2018. Realized losses on sales of marketable securities were not material for the years ended December 31, 2020 and 2018 and there were no realized losses for the year ended December 31, 2019.
With respect to marketable securities, for the years ended December 31, 2020, 2019, and 2018, amounts reclassified from Accumulated other comprehensive income (loss) into Other income (expense), net were related to realized gains and losses on sales of available-for-sale debt securities (as described above).

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

		Fair Value Measurements at Reporting Date
As of December 31, 2020	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$3,090.3	—	$3,090.3
U.S. government and government agency obligations	128.9	—	128.9
Sovereign bonds	66.3	—	66.3
Commercial paper	276.1	—	276.1
Certificates of deposit	127.5	—	127.5
Equity securities (unrestricted)	48.3	$48.3	—
Equity securities (restricted)	791.5	791.5	—
	$4,528.9	$839.8	$3,689.1

As of December 31, 2019
Available-for-sale debt securities:
Corporate bonds	$3,988.1	—	$3,988.1
U.S. government and government agency obligations	54.4	—	54.4
Sovereign bonds	27.3	—	27.3
Commercial paper	92.3	—	92.3
Certificates of deposit	72.4	—	72.4
Equity securities (unrestricted)	61.6	$61.6	—
Equity securities (restricted)	557.2	557.2	—
	$4,853.3	$618.8	$4,234.5
The Company held certain restricted equity securities as of December 31, 2020 which are subject to transfer restrictions that expire at various dates through 2024.
During the years ended December 31, 2020 and 2019, we recorded $196.0 million and $118.3 million of net unrealized gains, respectively, on equity securities in Other income (expense). During the year ended December 31, 2018, we recorded net unrealized losses on equity securities of $41.9 million in Other income (expense).
In addition to the investments summarized in the table above, as of December 31, 2020 and 2019, the Company had $59.2 million and $55.6 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of our long-term debt (see Note 9) was estimated to be $1.958 billion as of December 31, 2020, and was determined based on Level 2 inputs.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
6. Inventories
Inventories consist of the following:

	As of December 31,
	2020	2019
Raw materials	$459.4	$216.3
Work-in-process	904.6	727.7
Finished goods	121.7	70.6
Deferred costs	430.9	400.9
	$1,916.6	$1,415.5
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the years ended December 31, 2020, 2019, and 2018, Cost of goods sold included inventory write-downs and reserves of $39.2 million, $73.8 million, and $12.5 million, respectively.
7. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	As of December 31,
	2020	2019
Land	$241.2	$230.8
Building and improvements	1,891.1	1,683.4
Leasehold improvements	100.5	97.6
Construction in progress	724.5	644.8
Laboratory equipment	1,038.6	850.7
Computer equipment and software	226.3	183.7
Furniture, office equipment, and other	130.5	121.8
	4,352.7	3,812.8
Less, accumulated depreciation and amortization	(1,131.1)	(922.4)
	$3,221.6	$2,890.4
Property, plant, and equipment in the table above includes leased property under the Company's finance lease at its Tarrytown, New York facility. See Note 10.
Depreciation and amortization expense (including as it relates to the Company's finance lease) on property, plant, and equipment amounted to $230.8 million, $205.2 million, and $144.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020 and 2019, $2.398 billion and $2.118 billion, respectively, of the Company's net property, plant, and equipment was located in the United States and $823.8 million and $772.8 million, respectively, was located in Europe (primarily in Ireland).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2020	2019
Accrued payroll and related costs	$465.8	$344.4
Accrued clinical expenses	283.0	142.7
Accrued sales-related charges, deductions, and royalties	423.9	249.0
Income taxes payable	19.5	49.4
Other accrued expenses and liabilities	329.6	425.9
	$1,521.8	$1,211.4
9. Debt
Credit Facility
In December 2018, we entered into an agreement with a syndicate of lenders (the "Credit Agreement") which provides for a $750.0 million senior unsecured five-year revolving credit facility (the "Credit Facility"). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $50.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond December 2023, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of December 31, 2020.
The Credit Agreement contains financial and operating covenants. The Company was in compliance with all covenants of the Credit Facility as of December 31, 2020.
Bridge Loan Facility
As described in Note 11, in May 2020, we purchased shares of our Common Stock from Sanofi, in connection with Sanofi's secondary offering of our Common Stock held by Sanofi, with a combination of cash on hand, proceeds from the sale of marketable securities, and proceeds from loans under a $1.5 billion senior unsecured 364-day bridge loan facility (the "Bridge Facility"). The loans under the Bridge Facility bore interest at a variable interest rate based on either the London Interbank Offered Rate or the alternate base rate, plus an applicable margin that varied with our debt rating and total leverage ratio. The Bridge Facility was repaid in full during 2020 following the closing of the issuance and sale of the Company's senior notes (as described below).
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
The 2030 Notes accrue interest at the rate of 1.750% per year and will mature on September 15, 2030. The 2050 Notes accrue interest at the rate of 2.800% per year and will mature on September 15, 2050. Interest on each series of Notes is payable semi-annually in arrears on March 15 and September 15 of each year until their respective maturity dates. Interest expense related to the Notes for the year ended December 31, 2020 was $17.6 million.

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
10. Commitments and Contingencies
See Note 15 for disclosures related to legal contingencies.
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
Finance leases
In March 2017, we entered into a Participation Agreement with BA Leasing BSC, LLC, an affiliate of Banc of America Leasing & Capital LLC ("BAL"), as lessor, and a syndicate of lenders (collectively, the "Lease Participants"). In March 2017, we also entered into a Lease and Remedies Agreement with BAL, pursuant to which we have leased laboratory and office facilities in Tarrytown, New York (the "Facility") for a five-year term ending in March 2022. The Participation Agreement, the Lease and Remedies Agreement, and certain other related agreements were amended and restated in May 2019, among other things, to revise certain covenants, representations and warranties, and events of default to be substantially similar to those set forth in the agreement governing the Company's revolving credit facility (as so amended and restated, the "Participation Agreement" and the "Lease," respectively). The Lease requires us to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month LIBOR, plus an applicable margin that varies with our debt rating and total leverage ratio. The Participation Agreement and the Lease include an option for us to elect to extend the maturity date of the Participation Agreement and the term of the Lease for an additional five-year period, subject to the consent of all the Lease Participants and certain other conditions. We also have the option prior to the end of the term of the Lease to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Lease Participants' advances under the Participation Agreement, all accrued and unpaid interest and yield thereon, and all other outstanding amounts under the Participation Agreement, the Lease, and certain related documents or (b) sell the Facility to a third party on behalf of BAL. The advances under the Participation Agreement mature, and all amounts outstanding thereunder will become due and payable in full, at the end of the term of the Lease.
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
The agreements governing the Lease financing contain financial and operating covenants. The Company was in compliance with all such covenants as of December 31, 2020.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
Amounts recognized in the Consolidated Balance Sheet related to the Lease are included in the table below. Other than the Lease described above, we had no leases accounted for as finance leases as of December 31, 2020 and 2019.

		As of December 31,
	Classification	2020	2019
Finance lease right-of-use assets	Property, plant, and equipment, net(1)	$645.7	$660.1
Finance lease liabilities	Finance lease liabilities (noncurrent)	$717.2	$713.9

(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $90.5 million and $76.1 million as of December 31, 2020 and 2019, respectively.
Finance lease costs consist of the following:

	Year Ended December 31,
	2020	2019
Amortization of right-of-use assets	$14.4	$14.4
Interest on lease liabilities	15.7	27.6
	$30.1	$42.0
Other information related to our finance lease includes the following:

	As of December 31,
	2020	2019
Remaining lease term (in years)	1.17	2.17
Discount rate	1.66%	3.05%
Supplemental information
The following is a maturity analysis of our finance lease liabilities:

As of December 31, 2020
2021	$12.1
2022	723.1
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted lease payments	735.2
Imputed interest	(15.1)
Debt financing costs	(2.9)
Total lease liabilities	$717.2

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
b. Research Collaboration and Licensing Agreements
As part of our research and development efforts, we enter into research collaboration and licensing agreements with other companies, universities, and other organizations. These agreements contain varying terms and provisions which include fees to be paid by the Company, services to be provided, and license rights to certain proprietary technology developed under the agreements. Some of these agreements may require the Company to pay additional amounts upon the achievement of various development and commercial milestones, contingent upon the occurrence of various future events. Additionally, we have in-licensed patent and/or technology pursuant to agreements which contain provisions that require the Company to pay royalties, as defined, at rates that range from 0.5% to 11.5%, in the event the Company sells or licenses any proprietary products developed under the respective agreements. The Company also has contingent reimbursement obligations to its collaborators Sanofi and Bayer out of the respective collaboration's profits, if they are sufficient for that purpose. See Note 3 for a more detailed description of collaboration, license, and other agreements.
For the years ended December 31, 2020, 2019, and 2018, the Company recorded royalty expense (net of reimbursements from collaborators, as applicable) in Cost of goods sold and Cost of collaboration and contract manufacturing of $56.5 million, $47.0 million, and $30.1 million, respectively, based on product sales of commercial products under various licensing agreements.
11. Stockholders' Equity
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
Share Repurchase Program
In November 2019, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. The share repurchase program permitted the Company to effect repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. As of December 31, 2020, the Company had repurchased the entire $1.0 billion it was authorized to repurchase under the program.
The table below summarizes the shares of our Common Stock we repurchased under the program and the cost of the shares received, which were recorded as Treasury Stock.

	Year Ended December 31,
	2020	2019
Number of shares repurchased	1,605,582	722,596
Total cost of shares received	$746.0	$254.0
In January 2021, our board of directors authorized a new share repurchase program to repurchase up to $1.5 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the November 2019 share repurchase program described above.
Arrangements with Sanofi
In 2007, Sanofi purchased 12 million newly issued, unregistered shares of the Company's Common Stock. As a condition to the closing of this transaction, Sanofi entered into an investor agreement, as amended and restated, with the Company. Under the amended and restated investor agreement, Sanofi agreed not to dispose of any shares of the Company's Common Stock beneficially owned by Sanofi from time to time until December 20, 2020 (subject to the limited waiver described below).
Further, pursuant to the amended and restated investor agreement, Sanofi is bound by certain "standstill" provisions, which contractually prohibit Sanofi from seeking to directly or indirectly exert control of the Company or acquiring more than 30% of

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
the outstanding shares of the Company's Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the later of the fifth anniversaries of the expiration or earlier termination of the Company's License and Collaboration Agreement with Sanofi and the Company's ZALTRAP Agreement with Sanofi, each as amended, and (ii) other specified events. Sanofi has also agreed to vote as recommended by the Company's board of directors, except that it may elect to vote proportionally with the votes cast by all of the Company's other shareholders with respect to certain change-of-control transactions, and to vote in its sole discretion with respect to liquidation or dissolution, stock issuances equal to or exceeding 20% of the outstanding shares or voting rights of the Company's Class A Stock and Common Stock (taken together), and new equity compensation plans or amendments if not materially consistent with the Company's historical equity compensation practices. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events and have been amended in connection with the Secondary Offering and the Stock Purchase (each as defined below).
As described in Note 3, effective January 2018, we and Sanofi entered into a Letter Agreement, which, among other things, amended certain provisions of the amended and restated investor agreement. Pursuant to the Letter Agreement, we granted Sanofi a limited waiver of the lock-up obligations under the investor agreement in order to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development costs and/or Dupilumab/Itepekimab Eligible Investments for quarterly periods ending on September 30, 2020 by selling our Common Stock directly or indirectly owned by Sanofi. The table below summarizes the shares of our Common Stock Sanofi elected to sell, and we elected to purchase, to satisfy Sanofi's funding obligations and the cost of the shares received, which were recorded as Treasury Stock.

	As of December 31,
	2020	2019	2018
Libtayo:
Number of shares purchased (by issuing a credit towards the amount owed by Sanofi)	77,677	210,733	215,387
Total cost of shares received	$41.7	$73.3	$75.8

Dupilumab/Itepekimab:
Number of shares purchased (in cash)	171,471	93,286	10,766
Total cost of shares received	$93.3	$29.4	$4.4
In May 2020, a secondary offering of 13,014,646 shares of our Common Stock (the "Secondary Offering") held by Sanofi was completed. In connection with the Secondary Offering, we also purchased 9,806,805 shares directly from Sanofi for an aggregate purchase amount of $5 billion (the "Stock Purchase"). See Note 9 for additional information. As a result of the Secondary Offering and the Stock Purchase, Sanofi disposed of all of its shares of our Common Stock, other than 400,000 shares that it retained as of the closing of the Secondary Offering and the Stock Purchase (a portion of which Sanofi has used for the funding of certain development costs described above).
In May 2020, the Company entered into an amendment to the amended and restated investor agreement, which provides, among other things, that following the Secondary Offering and Share Purchase, (1) the “standstill” provisions, which contractually prohibit Sanofi from seeking to directly or indirectly exert control of the Company, continue to apply pursuant to their terms; (2) the voting commitments contained in the investor agreement continue to apply to the shares of Common Stock held by Sanofi and its affiliates following the secondary offering and stock repurchase, for so long as such shares are held by them; and (3) the lock-up restrictions in the investor agreement continued to apply to the shares of Common Stock held by Sanofi following the Secondary Offering and Stock Purchase until December 20, 2020 (except those shares which could be used to satisfy certain funding obligations of Sanofi).
Arrangements with Other Collaborators
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
12. Long-Term Incentive Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and nonemployees, including nonemployee members of the Company's board of directors (collectively, "Participants"). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the "Committee"). The incentive plan currently used by the Company is the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "Second Amended and Restated 2014 Incentive Plan"). It was most recently adopted and approved by the Company's shareholders in 2020, at which time the Company registered an additional 12,000,000 shares of Common Stock for issuance thereunder. As of the most recent shareholder approval date, the Second Amended and Restated 2014 Incentive Plan provided for the issuance of up to 22,269,970 shares of Common Stock in respect of awards. In addition, upon expiration, forfeiture, surrender, exchange, cancellation, or termination of any award previously granted under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "Amended and Restated 2014 Incentive Plan"), the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "Original 2014 Incentive Plan"), or the Second Amended and Restated 2000 Long-Term Incentive Plan (the "2000 Incentive Plan"), any shares subject to such award are added to the pool of shares available for grant under the Second Amended and Restated 2014 Incentive Plan.
The awards that may be made under the Second Amended and Restated 2014 Incentive Plan include: (a) incentive stock options and nonqualified stock options, (b) shares of restricted stock, (c) shares of phantom stock (also referred to as restricted stock units, which may be time- or performance-based), and (d) other awards. Any award granted may (but is not required to) be subject to vesting based on the attainment by the Company of performance goals pre-established by the Committee.
Stock option awards grant Participants the right to purchase shares of Common Stock at prices determined by the Committee, with exercise prices that are equal to or greater than the average of the high and low market prices of the Company's Common Stock on the date of grant (the "Market Price"). Options vest over a period of time determined by the Committee, generally on a pro rata basis over a three- to four-year period. The Committee also determines the expiration date of each option. The maximum term of options that have been awarded under the 2000 Incentive Plan, the Original 2014 Incentive Plan, the Amended and Restated 2014 Incentive Plan, and the Second Amended and Restated 2014 Incentive Plan (collectively, the "Incentive Plans") is ten years.
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
Phantom stock awards provide the Participant the right to receive Common Stock or an amount of cash based on the value of the Common Stock at a future date. The award is subject to such restrictions, if any, as the Committee may impose at the date of grant or thereafter, including a specified period of employment or the achievement of performance goals. Time-based restricted stock units and performance-based restricted stock units are each a type of phantom stock award permitted under the Second Amended and Restated 2014 Incentive Plan.
The Incentive Plans contain provisions that allow for the Committee to provide for the immediate vesting of awards upon a change in control of the Company, as defined in the Incentive Plans.
As of December 31, 2020, there were 18,916,095 shares available for future grants under the Second Amended and Restated 2014 Incentive Plan. No additional awards may be made under the 2000 Incentive Plan, the Original 2014 Incentive Plan, or the Amended and Restated 2014 Incentive Plan.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
a.     Stock Options
Transactions involving stock option awards during 2020 under the Company's Incentive Plans are summarized in the table below.

		Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding as of December 31, 2019		28,609,277	$337.24
2020:	Granted	2,850,590	$492.60
	Forfeited	(562,629)	$379.02
	Expired	(56,282)	$473.77
	Exercised	(9,139,287)	$281.90
Outstanding as of December 31, 2020		21,701,669	$379.51	6.34	$2,347.4

Vested and expected to vest as of December 31, 2020		20,764,534	$377.23	6.22	$2,294.1

Exercisable as of December 31, 2020		13,648,899	$357.65	4.96	$1,799.1
The Company satisfies stock option exercises with newly issued shares of the Company's Common Stock. The total intrinsic value of stock options exercised during 2020, 2019, and 2018 was $2.251 billion, $558.9 million, and $510.6 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.
The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2020, 2019, and 2018.

	Number of Options Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
2020:
Exercise price equal to Market Price	2,850,590	$492.60	$126.50
2019:
Exercise price equal to Market Price	3,271,222	$366.65	$100.80
2018:
Exercise price equal to Market Price	4,665,320	$378.51	$114.39
For the years ended December 31, 2020, 2019, and 2018, the Company recognized $329.5 million, $422.8 million, and $421.8 million, respectively, of non-cash stock-based compensation expense related to stock option awards (net of amounts capitalized as inventory of $8.3 million, $2.4 million, and $17.1 million, respectively). As of December 31, 2020, there was $491.5 million of stock-based compensation cost related to outstanding stock options, net of estimated forfeitures, which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 1.8 years.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2020, 2019, and 2018.

	2020	2019	2018
Expected volatility	28%	28%	29%
Expected lives from grant date	5.0 years	5.0 years	4.9 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.47%	1.74%	2.69%
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
b.     Restricted Stock Awards and Time-Based Restricted Stock Units
A summary of the Company's activity related to restricted stock awards and time-based restricted stock units (excluding performance-based restricted stock units, which are detailed further below) (collectively, "restricted stock") during 2020 is summarized below.

		Number of Shares/Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2019		1,102,390	$377.32
2020:	Granted	646,844	$496.44
	Vested	(15,630)	$526.62
	Forfeited/Cancelled	(46,061)	$377.85
Balance as of December 31, 2020		1,687,543	$421.58
The Company recognized non-cash stock-based compensation expense related to restricted stock of $102.5 million, $29.7 million, and $5.6 million in 2020, 2019, and 2018, respectively (net of amounts capitalized as inventory, which were not material for each of the three years). As of December 31, 2020, there was $425.5 million of stock-based compensation cost related to unvested restricted stock which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 2.7 years.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
c.     Performance-based Restricted Stock Units
Performance-based restricted stock units ("PSUs") have been granted to certain executive officers of the Company. The PSUs will be earned based upon the achievement of predetermined, cumulative total shareholder return goals with respect to the Company's Common Stock price over a specified (generally five-year) period beginning on the grant date. The number of PSUs granted shown in the table below represents the maximum number of units that are eligible to be earned. Depending on the terms of the PSUs and the outcome of the performance goals, a recipient may ultimately earn 0% to 250% (as specified for each PSU grant) of the target number of PSUs granted. A summary of the Company's activity related to PSUs during 2020 is summarized below.

		Number of Shares/Units	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2019		59,396	$198.10
2020:	Granted	1,240,540	$209.59
	Vested	—	—
	Forfeited/Cancelled	—	—
Balance as of December 31, 2020		1,299,936	$209.06
The Company did not recognize non-cash stock-based compensation expense related to PSUs in 2020 (as PSUs granted in 2020 were granted on December 31, 2020 and will be expensed over the vesting period). The Company recognized non-cash stock-based compensation expense related to PSUs of $11.7 million in 2019 (net of amounts capitalized as inventory, which were not material). PSUs were not granted during 2018. As of December 31, 2020, there was $260.0 million of stock-based compensation cost related to unvested PSUs which had not yet been recognized. The Company expects to recognize this compensation cost on a straight-line basis over a period of 5.0 years.
Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of PSUs during 2020 and 2019.

	2020	2019
Expected volatility	35%	33%
Expected dividend yield	0%	0%
Risk-free interest rate	0.36%	1.63%
13. Employee Savings Plans
The Company maintains the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan, as amended and restated (the "Savings Plan"). The terms of the Savings Plan allow U.S. employees (as defined by the Savings Plan) to contribute to the Savings Plan a percentage of their compensation. In addition, the Company may make discretionary contributions ("Contribution"), as defined, to the accounts of participants under the Savings Plan. The Company recognized $44.7 million, $38.1 million, and $27.0 million of Contribution expense in 2020, 2019, and 2018, respectively.
The Company also maintains additional employee savings plans outside of the United States, which cover eligible employees. Expenses recognized by the Company related to contributions to such plans were not material during 2020, 2019, and 2018.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
14. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. Components of income before income taxes consist of the following:

	Year Ended December 31,
	2020	2019	2018
United States	$2,442.3	$2,011.2	$2,151.7
Foreign	1,368.1	417.9	401.8
	$3,810.4	$2,429.1	$2,553.5
Components of income tax expense consist of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$199.0	$444.6	$223.7
State	1.2	1.9	4.8
Foreign	21.4	(2.6)	20.6
Total current tax expense	221.6	443.9	249.1
Deferred:
Federal	109.0	(132.0)	687.6
State	(2.0)	(1.7)	(1.9)
Foreign	(31.4)	3.1	(825.7)
Total deferred tax (benefit) expense	75.6	(130.6)	(140.0)
	$297.2	$313.3	$109.1
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(7.6)	(2.5)	(2.5)
Income tax credits	(2.8)	(4.6)	(2.6)
Taxation of non-U.S. operations	(1.8)	(1.0)	(1.9)
Sale of non-inventory related assets between foreign subsidiaries	(0.8)	—	(6.3)
Foreign-derived intangible income deduction	—	(1.6)	(1.0)
Non-deductible Branded Prescription Drug Fee	0.5	0.7	0.6
Impact of change in U.S. corporate tax rate (the Act)	—	—	(2.7)
Other permanent differences	(0.7)	0.9	(0.3)
Effective income tax rate	7.8%	12.9%	4.3%

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
In December 2017, the bill known as the "Tax Cuts and Jobs Act" (the "Act") was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, significantly revised U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21%. As a result of the Act being signed into law, the Company recognized a provisional charge in the fourth quarter of 2017 related to the re-measurement of its U.S. net deferred tax assets at the lower enacted corporate tax rate, and, during 2018, we recorded an income tax benefit of $68.0 million as a final adjustment to the provisional amount recorded as of December 31, 2017, which was partly attributable to our election to record deferred tax assets and liabilities for expected amounts of GILTI inclusions.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Deferred compensation	$436.6	$519.7
Fixed assets and intangible assets	140.5	192.0
Accrued expenses	139.8	75.9
Deferred revenue	44.6	22.0
Total deferred tax assets	761.5	809.6
Valuation allowance	—	(7.0)
Deferred tax assets, net of valuation allowance	761.5	802.6

Deferred tax liabilities:
Other	(42.8)	(11.2)
Net deferred tax assets	$718.7	$791.4
The Company's federal income tax returns for 2015 through 2019 remain open to examination by the IRS. The Company's 2015 and 2016 federal income tax returns are currently under audit by the IRS. In general, the Company's state income tax returns from 2016 to 2019 remain open to examination. The Company’s Commonwealth of Pennsylvania returns for 2015 through 2019 are currently under audit by the Commonwealth. The United States and many states generally have statutes of limitation ranging from 3 to 5 years; however, those statutes could be extended due to the Company's tax credit carryforward position. In general, tax authorities have the ability to review income tax returns in which the statute of limitation has previously expired to adjust the tax credits generated in those years.
The following table reconciles the beginning and ending amounts of unrecognized tax benefits. The amount of unrecognized tax benefits that, if settled, would impact the effective tax rate is $267.0 million, $210.8 million, and $189.5 million as of December 31, 2020, 2019, and 2018, respectively.

	2020	2019	2018
Balance as of January 1	$210.8	$189.5	$146.2
Gross increases related to current year tax positions	76.6	37.9	51.4
Gross increases (decreases) related to prior year tax positions	7.2	(7.2)	5.6
Gross decreases due to settlements and lapse of statutes of limitations	(27.6)	(9.4)	(13.7)
Balance as of December 31	$267.0	$210.8	$189.5
In 2020, 2019 and 2018, the increases in unrecognized tax benefits primarily related to the Company's calculation of certain tax credits and other items related to the Company's international operations.
During 2020, 2019, and 2018, interest expense related to unrecognized tax benefits recorded by the Company was not material. The Company believes it is reasonably possible that its unrecognized tax benefits as of December 31, 2020 may decrease within

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
the next twelve months, and, as a result, positively impact our effective tax rate, as a result of expected settlement of audits and statute of limitation lapses.
15. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of December 31, 2020 and 2019, the Company had accruals for loss contingencies of $9.6 million and $100.0 million, respectively. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
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
United States
In the United States, Amgen has asserted claims of U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. As described in greater detail under "Second Jury Trial and Appeal" below, the parties to this litigation are currently awaiting a decision by the Federal Circuit (as defined below) on Amgen's appeal.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
First Jury Trial and Appeal. The first jury trial in this litigation (the "First Trial") was held in the United States District Court for the District of Delaware (the "District Court") from March 8 to March 16, 2016. During the course of the First Trial, the District Court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen in the First Trial, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On October 5, 2017, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") reversed in part the District Court's decision and remanded for a new trial on the issues of written description and enablement. In addition, it affirmed the District Court's ruling that Amgen's patents were not obvious.
Second Jury Trial and Appeal. On January 3, 2019, the District Court held oral argument in the remanded proceedings on the Company and the Sanofi defendants' motion for judgment on the pleadings regarding Amgen's willful infringement claim. On January 18, 2019, the District Court entered an order (i) denying the Company and the Sanofi defendants' motion for summary judgment on validity, (ii) denying Amgen's motion for partial summary judgment on estoppel, and (iii) granting the Company and the Sanofi defendants' cross-motion for summary judgment on estoppel. On February 8, 2019, the District Court granted the Company and the Sanofi defendants' motion for judgment on the pleadings, thereby dismissing Amgen's claim of willful infringement. The second jury trial in this litigation (the "Second Trial") was held before the District Court in February 2019 to determine the validity of Amgen's asserted patent claims. On February 25, 2019, the jury returned a verdict in the Second Trial generally in favor of Amgen, finding that two claims of the '165 Patent and one claim of the '741 Patent were not invalid. The jury also found that two claims of the '165 Patent were invalid for lack of adequate written description while rejecting the lack of enablement challenges to those two claims. On August 28, 2019, the District Court ruled as a matter of law that Amgen's asserted patent claims are invalid based on lack of enablement. The District Court also conditionally denied the Company and the Sanofi defendants' motion for a new trial. On October 23, 2019, Amgen filed a notice of appeal of the District Court's decision with the Federal Circuit. An oral hearing before the Federal Circuit was held on December 9, 2020.
Injunctive Relief Proceedings. On March 18, 2019, Amgen filed a renewed motion for a permanent injunction to prohibit the Company and the Sanofi defendants from Commercializing Praluent in the United States (a "Permanent Injunction"), and an oral hearing on this motion was held in June 2019. Previously, the Federal Circuit stayed and then vacated a Permanent Injunction granted by the District Court in connection with the First Trial. On August 28, 2019, the District Court dismissed as moot Amgen's renewed motion for a Permanent Injunction.
Europe
Amgen has asserted European Patent No. 2,215,124 (the "'124 Patent"), which pertains to PCSK9 monoclonal antibodies, in the countries in Europe discussed below. As described in greater detail under "EPO Proceedings" below, in October 2020 the '124 Patent claims directed to compositions of matter and medical use were ruled invalid by the Technical Board of Appeal (the "TBA") of the European Patent Office (the "EPO"). This decision, subject to any review by the EPO Enlarged Board of Appeal, has impacted or will impact each of the infringement proceedings based on the '124 Patent discussed below.
EPO Proceedings. The '124 Patent was subject to opposition proceedings in the EPO seeking to invalidate certain of its claims, which were initiated by Sanofi on February 24, 2016 and, separately, by the Company, Sanofi, and several other opponents on November 24, 2016. On December 13, 2017, the Opposition Division of the EPO issued a preliminary, non-binding opinion (the "Preliminary Opinion") regarding the validity of the '124 Patent, indicating that it currently considers the claims of a new request filed by Amgen in response to the opposition to satisfy the requirements for patentability. An oral hearing on the oppositions against the '124 Patent was held on November 28–30, 2018, at which the Opposition Division upheld the validity of the '124 Patent's claims in amended form. The Company and Sanofi filed notices of appeal to the TBA on November 30, 2018. An oral hearing before the TBA was held on October 28–29, 2020, at which the TBA ruled that the '124 Patent claims directed to compositions of matter and medical use were invalid based on a lack of inventive step.
United Kingdom. On July 25, 2016, Amgen filed a lawsuit against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi-Synthelabo Limited, Aventis Pharma Limited, Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the English High Court of Justice, Chancery Division, Patents Court, in London, seeking a declaration of infringement of the '124 Patent by Praluent. The lawsuit also seeks a permanent injunction, damages, an accounting of profits, and costs and interest. On February 8, 2017, the court temporarily stayed this litigation on terms mutually agreed by the parties. On October 22, 2020, the court lifted the stay upon application by the Company and the Sanofi defendants, and the case will proceed in due course.
Germany. On July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf,

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
Germany (the "Düsseldorf Regional Court"), seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. On November 14, 2017, the Düsseldorf Regional Court issued a decision staying the infringement proceedings until a decision of the Opposition Division of the EPO concerning the pending opposition filed by the Company, Sanofi, and several other opponents against the '124 Patent (as discussed above). Following Amgen's request to reopen the proceedings in light of the issuance of the Preliminary Opinion, the Düsseldorf Regional Court held an oral hearing on September 11, 2018 and ruled on December 10, 2018 that the infringement proceedings would be reopened. On July 11, 2019, the Düsseldorf Regional Court found that Praluent infringes the '124 Patent and granted an injunction prohibiting the Company and Sanofi's manufacture, sale, and marketing of Praluent in Germany (the "July 11 Decision"). Amgen subsequently enforced the injunction and, as a result, commercialization of Praluent in Germany was discontinued. On July 12, 2019, the Company and Sanofi appealed the July 11 Decision to the Higher Regional Court of Düsseldorf (the "Higher Regional Court"). On August 5, 2019 and October 31, 2019, the Higher Regional Court denied the Company and Sanofi's requests for a stay of preliminary enforcement of the July 11 Decision pending the appeal on the merits. On November 3, 2020, Amgen filed a motion withdrawing this lawsuit without prejudice. An oral hearing on the merits of the appeal to the Higher Regional Court was held on November 5, 2020, at which the Higher Regional Court overturned the July 11 Decision.
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
The Netherlands. On December 17, 2019, Amgen initiated a lawsuit alleging infringement of the Dutch designation of the '124 Patent in the District Court of The Hague in the Netherlands, against Sanofi-Aventis Netherlands B.V. and Sanofi-Aventis Groupe S.A. The Company has not been named as a defendant in this action. Amgen alleges, among other things, patent infringement based on the production, importation, and commercialization of Praluent (alirocumab) in the Netherlands. Amgen's requests are made on an accelerated basis and include, among other things, a request for a permanent injunction, damages, an order for customer information, a recall order, a destruction order, and an order for costs. A hearing has been scheduled for February 12, 2021.
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
Spain. On December 20, 2019, Amgen also filed a lawsuit alleging infringement of the Spanish designation of the '124 Patent in the Juzgado de lo Mercantil No. 5 (Commercial Court) in Barcelona, Spain, against Sanofi-Aventis, S.A. The Company was not named as a defendant in this action. Amgen alleged, among other things, patent infringement based on the manufacture, offering for sale, introduction into the market, use, and importation or possession of Praluent (alirocumab) in Spain. Amgen sought, among other things, a permanent injunction, withdrawal of Praluent from the market, seizure and destruction of Praluent from the market and in storage, and damages in the form of lost profits and costs and expenses. On May 12, 2020, the court stayed this lawsuit until October 30, 2020 on terms mutually agreed by the parties. On October 30, 2020, the stay was automatically lifted. On November 2, 2020, Amgen filed a motion withdrawing this lawsuit; and, on February 1, 2021, the lawsuit was dismissed.

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
Proceedings Relating to EYLEA (aflibercept) Injection
On January 7, 2021, Chengdu Kanghong Pharmaceutical Group Co., Ltd. filed an IPR petition in the USPTO against the Company' s U.S. Patent No. 10,464,992 (the "'992 Patent") and a post-grant review petition against the Company's U.S. Patent No. 10,828,345 (the "'345 Patent") seeking declarations of invalidity of the '992 Patent and '345 Patent.
Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On June 19, 2020, Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") filed a complaint with the U.S. International Trade Commission (the "ITC") pursuant to Section 337 of the Tariff Act of 1930 requesting that the ITC institute an investigation relating to the importation into the United States and/or sale within the United States after importation of EYLEA pre-filled syringes ("PFS") and/or components thereof which allegedly infringe Novartis’s U.S. Patent No. 9,220,631 (the "'631 Patent"). Novartis also requested a permanent limited exclusion order forbidding entry into the United States of EYLEA PFS or components thereof; a permanent cease-and-desist order from the importation, sale, offer for sale, advertising, packaging, or solicitation of any sale by the Company of EYLEA PFS or components thereof; and a bond should the Company continue to import EYLEA PFS (if found to infringe) during, if applicable, any 60-day Presidential review period (i.e., the period when the President of the United States (or his designee) can disapprove any ITC decision to issue an exclusion order or cease-and-desist order). The ITC instituted the investigation on July 22, 2020 and a trial has been scheduled for April 19-23, 2021.
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
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration of invalidity of the '631 Patent on two separate grounds. On January 15, 2021, the USPTO declined to institute an IPR proceeding on procedural grounds in light of the pending ITC investigation discussed above; the other IPR petition has been withdrawn.
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). The Company is also seeking injunctive relief and treble damages. On September 4, 2020, Novartis filed, and Vetter moved to join, a motion to dismiss the complaint, to transfer the lawsuit to the Northern District of New York, or to stay the suit; and on October 19, 2020, Novartis filed, and Vetter moved to join, a second motion to dismiss the complaint on different grounds. On January 25, 2021, the Company filed an amended complaint seeking a judgment

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
that the Novartis's conduct violates Section 2 of the Sherman Antitrust Act based on additional grounds, as well as a judgment of tortious interference with contract.
Proceedings Related to "Most Favored Nation" Interim Final Rule
On December 11, 2020, the Company filed a lawsuit in the United States District Court for the Southern District of New York against the U.S. Department of Health and Human Services, the Secretary of HHS, the Centers for Medicare & Medicaid Services ("CMS"), and the Administrator of CMS seeking declaratory and injunctive relief related to the interim final rule with comment period entitled "Most Favored Nation (MFN) Model" issued on November 20, 2020 by HHS, acting through CMS. On the same day, the Company filed a motion for a preliminary injunction and temporary restraining order, seeking to prevent implementation of the MFN Rule. On December 22, 2020, the court heard oral argument on the Company's motion for a preliminary injunction and temporary restraining order. On December 31, 2020, the court granted the Company's motion and issued a preliminary injunction. On February 2, 2021, the government stated to the court that the Solicitor General had determined not to appeal the preliminary injunction.
Proceedings Relating to fasinumab
On May 21, 2020, the Company and Teva Pharmaceutical Industries Limited ("Teva") filed a lawsuit against Rinat Neurosciences Corp. ("Rinat"), a wholly owned subsidiary of Pfizer Inc., in the English High Court of Justice in London, seeking invalidation and revocation of Rinat's European Patent No. 2,270,048 (the "'048 Patent"), European Patent No. 1,871,416 (the "'416 Patent"), and European Patent No. 2,305,711 (the "'711 Patent"), each of which pertains to the use of NGF monoclonal antibodies to treat certain symptoms in patients suffering from osteoarthritis. On July 21, 2020, Rinat filed its defense and counterclaim seeking a declaration of infringement of the '048 Patent by fasinumab. The counterclaim also seeks a permanent injunction, damages, an accounting of profits, and costs and interest. On December 15, 2020, Rinat filed an amended defense and counterclaim seeking a declaration of infringement of the '711 Patent by fasinumab. A trial has been scheduled to commence in late November or early December 2021.
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
The '711 Patent is also subject to opposition proceedings in the EPO, which were initiated by the Company on May 1, 2018. On January 31, 2019, the Opposition Division of the EPO issued a preliminary, non-binding opinion regarding the validity of the '711 Patent, indicating that it considered the granted patent to be invalid. An oral hearing on the opposition against the '711 Patent was held on December 3, 2019, at which the Opposition Division upheld the validity of the '711 Patent's claims in amended form. The Company filed a notice of appeal to the TBA on December 20, 2019. An oral hearing before the TBA has been scheduled for July 29, 2021. On January 29, 2021, Teva filed a notice of intervention with the TBA to take part in the appeal proceedings as an intervener.
Proceedings Relating to REGEN-COV (casirivimab and imdevimab)
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221 (the "'221 Patent"). Allele seeks a judgment of patent infringement of the '221 Patent, a judgment that such infringement was willful, and an award of monetary damages (together with interest), treble damages, costs and expenses of the lawsuit, and attorneys' fees.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
Department of Justice Matters
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST, and ZALTRAP); and certain other related documents and communications. On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law. On August 24, 2020, the Company filed a motion to dismiss the complaint in its entirety. On December 4, 2020, the court denied the motion to dismiss.
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
Proceedings Initiated by UnitedHealthcare
On December 17, 2020, UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging UHC has been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. UHC alleges causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act and seeks monetary damages and equitable relief.
Shareholder Demand
On or about September 30, 2020, the Company's board of directors received a demand letter from a purported shareholder of the Company. The demand alleges that Regeneron and its shareholders have been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. The demand letter requests that the Company's board of directors investigate alleged breaches of fiduciary duty by its officers and directors and other alleged violations of law and corporate governance practices and procedures; bring legal action against the persons responsible for causing the alleged damages; and implement and maintain an effective system of internal controls, compliance mechanisms, and corporate governance practices and procedures. The Company's board of directors, working with outside counsel, investigated and evaluated the allegations in the demand letter and has concluded that pursuing the claims alleged in the demand would not be in the Company's best interests at this time.
16. Net Income Per Share
The calculations of basic and diluted net income per share are as follows:

	Year Ended December 31,
	2020	2019	2018
Net income - basic and diluted	$3,513.2	$2,115.8	$2,444.4

(Shares in millions)
Weighted average shares - basic	107.6	109.2	107.9
Effect of dilutive securities:
Stock options	7.0	5.4	6.9
Restricted stock	0.5	—	—
Weighted average shares - diluted	115.1	114.6	114.8

Net income per share - basic	$32.65	$19.38	$22.65
Net income per share - diluted	$30.52	$18.46	$21.29

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Year Ended December 31,
(Shares in millions)	2020	2019	2018
Stock options	2.7	18.4	14.9
17. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	December 31,
	2020	2019	2018
Cash and cash equivalents	$2,193.7	$1,617.8	$1,467.7
Restricted cash included in Other noncurrent assets	13.6	12.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$2,207.3	$1,630.3	$1,480.2
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of December 31, 2020, 2019, and 2018 were $83.6 million, $133.7 million, and $54.5 million, respectively, of accrued capital expenditures.
As described in Note 11, during 2020, 2019, and 2018, we purchased (by issuing a credit towards the amount owed by Sanofi) shares of our Common Stock from Sanofi to satisfy Sanofi's funding obligation related to Libtayo development costs.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in millions, except per share data)
18. Unaudited Quarterly Results
Summarized quarterly financial data (unaudited) for the years ended December 31, 2020 and 2019 are set forth in the following tables. Certain revisions have been made to the previously reported 2019 quarterly amounts below in connection with changing the presentation of certain amounts earned from collaborators (see Note 1 for further details).

	First Quarter Ended March 31, 2020	Second Quarter Ended June 30, 2020(1)	Third Quarter Ended September 30, 2020	Fourth Quarter Ended December 31, 2020(2)
Revenues	$1,828.2	$1,952.0	$2,294.0	$2,422.9
Operating expenses	$1,128.1	$1,295.6	$1,240.9	$1,255.9
Net income	$624.6	$897.3	$842.1	$1,149.2
Net income per share - basic	$5.69	$8.19	$7.98	$10.90
Net income per share - diluted	$5.43	$7.61	$7.39	$10.24

	First Quarter Ended March 31, 2019	Second Quarter Ended June 30, 2019(3)	Third Quarter Ended September 30, 2019	Fourth Quarter Ended December 31, 2019
Revenues	$1,372.6	$1,577.8	$1,743.7	$1,863.5
Operating expenses	$892.6	$1,262.2	$1,005.2	$1,187.8
Net income	$461.1	$193.1	$669.6	$792.0
Net income per share - basic	$4.23	$1.77	$6.12	$7.25
Net income per share - diluted	$3.99	$1.68	$5.86	$6.93

(1) Included in operating expenses (specifically, research and development expenses) were $85.0 million in up-front payments in connection with our collaboration agreement with Intellia. See Note 3.
(2) Included in operating expenses was (i) the recognition of cumulative catch-up adjustments of $99.8 million, net, in other operating income related to updates to estimates of the total research and development costs expected to be incurred for certain collaboration agreements (see Note 3), as well as (ii) a reversal of $95.0 million within selling, general, and administrative expenses for litigation-related loss contingency accruals in connection with proceedings for Praluent outside the United States (see Note 15).

(3) Included in operating expenses (specifically, research and development expenses) was a $400.0 million up-front payment in connection with our collaboration agreement with Alnylam. See Note 3.