Form 10-Q
period 2021-03-31
REGENERON PHARMACEUTICALS, INC.
filed 2021-05-06
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of April 13, 2021:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,848,970
Common Stock, $.001 par value	104,694,835

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®," "Evkeeza™," "EYLEA®," "Inmazeb™," "Libtayo®" (in the United States), "Praluent®" (in the United States), "REGEN-COV™," "Regeneron®," "Regeneron Genetics Center®," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT™," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,437.9	$2,193.7
Marketable securities	2,065.9	1,393.3
Accounts receivable, net	4,173.0	4,114.7
Inventories	2,164.7	1,916.6
Prepaid expenses and other current assets	213.6	160.8
Total current assets	10,055.1	9,779.1

Marketable securities	3,543.7	3,135.6
Property, plant, and equipment, net	3,262.6	3,221.6
Deferred tax assets	765.1	858.9
Other noncurrent assets	145.7	168.1
Total assets	$17,772.2	$17,163.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$542.9	$475.5
Accrued expenses and other current liabilities	1,492.2	1,644.2
Finance lease liabilities	717.8	—
Deferred revenue	464.9	577.7
Total current liabilities	3,217.8	2,697.4

Long-term debt	1,978.9	1,978.5
Finance lease liabilities	—	717.2
Deferred revenue	27.0	57.8
Other noncurrent liabilities	571.5	687.1
Total liabilities	5,795.2	6,138.0

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,848,970 in 2021 and 2020	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 121,899,178 in 2021 and 121,533,460 in 2020	0.1	0.1
Additional paid-in capital	6,887.8	6,716.2
Retained earnings	12,008.2	10,893.0
Accumulated other comprehensive income	16.2	29.3
Treasury Stock, at cost; 17,104,177 shares in 2021 and 16,431,520 shares in 2020	(6,935.3)	(6,613.3)
Total stockholders' equity	11,977.0	11,025.3
Total liabilities and stockholders' equity	$17,772.2	$17,163.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Statements of Operations
Revenues:
Net product sales	$1,724.3	$1,236.7
Collaboration revenue	754.4	528.3
Other revenue	50.0	63.2
	2,528.7	1,828.2

Expenses:
Research and development	742.9	583.9
Selling, general, and administrative	405.6	367.3
Cost of goods sold	183.2	78.8
Cost of collaboration and contract manufacturing	124.8	138.5
Other operating (income) expense, net	(40.5)	(40.4)
	1,416.0	1,128.1

Income from operations	1,112.7	700.1

Other income (expense):
Other income (expense), net	154.9	(25.4)
Interest expense	(14.6)	(6.1)
	140.3	(31.5)

Income before income taxes	1,253.0	668.6

Income tax expense	137.8	44.0

Net income	$1,115.2	$624.6

Net income per share - basic	$10.58	$5.69
Net income per share - diluted	$10.09	$5.43

Weighted average shares outstanding - basic	105.4	109.8
Weighted average shares outstanding - diluted	110.5	115.1

Statements of Comprehensive Income
Net income	$1,115.2	$624.6
Other comprehensive income (loss), net of tax:
Unrealized loss on debt securities	(13.3)	(28.8)
Unrealized gain (loss) on cash flow hedges	0.2	(1.4)
Comprehensive income	$1,102.1	$594.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	1.8	—	121.5	$0.1	$6,716.2	$10,893.0	$29.3	(16.4)	$(6,613.3)	$11,025.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.5	—	93.9	—	—	—	—	93.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(66.4)	—	—	—	—	(66.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	8.5	—	—	—	1.5	10.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.7)	(323.5)	(323.5)
Stock-based compensation charges	—	—	—	—	135.6	—	—	—	—	135.6
Net income	—	—	—	—	—	1,115.2	—	—	—	1,115.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13.1)	—	—	(13.1)
Balance, March 31, 2021	1.8	—	121.9	$0.1	$6,887.8	$12,008.2	$16.2	(17.1)	$(6,935.3)	$11,977.0

Balance, December 31, 2019	1.8	—	113.3	$0.1	$4,428.6	$7,379.8	$21.1	(4.9)	$(739.9)	$11,089.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	3.1	—	817.4	—	—	—	—	817.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(155.1)	—	—	—	—	(155.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.5	—	—	—	2.1	14.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.8)	(336.0)	(336.0)
Stock-based compensation charges	—	—	—	—	108.0	—	—	—	—	108.0
Net income	—	—	—	—	—	624.6	—	—	—	624.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(30.2)	—	—	(30.2)
Balance, March 31, 2020	1.8	—	116.0	$0.1	$5,211.4	$8,004.4	$(9.1)	(5.7)	$(1,073.8)	$12,133.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,115.2	$624.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.4	56.1
Non-cash compensation expense	130.9	105.8
Other non-cash items, net	(115.7)	82.6
Deferred taxes	10.1	9.9
Changes in assets and liabilities:
Increase in accounts receivable, net	(58.3)	(169.0)
Increase in inventories	(252.8)	(70.8)
(Increase) decrease in prepaid expenses and other assets	(50.0)	70.1
(Decrease) increase in deferred revenue	(143.6)	73.9
Decrease in accounts payable, accrued expenses, and other liabilities	(34.7)	(85.2)
Total adjustments	(446.7)	73.4
Net cash provided by operating activities	668.5	698.0

Cash flows from investing activities:
Purchases of marketable and other securities	(1,360.0)	(714.3)
Sales or maturities of marketable and other securities	416.3	441.2
Capital expenditures	(115.3)	(170.1)
Net cash used in investing activities	(1,059.0)	(443.2)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	95.0	811.4
Payments in connection with Common Stock tendered for employee tax obligations	(154.5)	(155.1)
Repurchases of Common Stock	(306.9)	(320.7)
Net cash (used in) provided by financing activities	(366.4)	335.6

Net (decrease) increase in cash, cash equivalents, and restricted cash	(756.9)	590.4

Cash, cash equivalents, and restricted cash at beginning of period	2,207.3	1,630.3

Cash, cash equivalents, and restricted cash at end of period	$1,450.4	$2,220.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Financial Statements
Basis of Presentation
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2020 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
2. Product Sales
Net product sales consist of the following:

(In millions)	Three Months Ended March 31,
Net Product Sales in the United States	2021	2020
EYLEA®	$1,347.0	$1,172.0
Libtayo®	69.1	61.7
Praluent®	43.3	*
REGEN-COV™ (casirivimab with imdevimab)	262.2	—
Evkeeza™	0.5	—
ARCALYST®	2.2	3.0
	$1,724.3	$1,236.7

* Effective April 1, 2020, the Company became solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. See Note 3 for further details.

The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2021 and 2020. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended March 31,
	2021	2020
Besse Medical, a subsidiary of AmerisourceBergen Corporation	46%	54%
McKesson Corporation	29%	36%
U.S. Government (see Note 3)	13%	—
As of March 31, 2021 and December 31, 2020, the Company had $3.173 billion and $3.112 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2021	2020
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Collaboration revenue	$260.6	$170.9
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$105.6	$80.1
Reimbursement of research and development expenses	Reduction of Research and development expense	$30.1	$77.6
Regeneron's obligation for its share of Sanofi research and development expenses	Research and development expense	$(11.9)	$(16.7)
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$60.4	$91.2

Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	Collaboration revenue	$(6.1)	$(6.2)
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$4.7	$2.1
Reimbursement of research and development expenses	Reduction of Research and development expense	$21.9	$39.9
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$18.5	$10.4
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(30.4)	$(26.8)
Amounts recognized in connection with up-front payments received	Other operating income	$22.9	$16.5
Antibody
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"), which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab. Under the terms of the Antibody License and Collaboration Agreement ("LCA"), Sanofi is generally responsible for funding 80%–100% of agreed-upon development costs.
Sanofi leads commercialization activities for products under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. In addition to profit and loss sharing, the Company is entitled to receive sales milestone payments from Sanofi.
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	March 31,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$362.5	$407.7
Deferred revenue	$383.4	$347.7
In April 2020, the Company and Sanofi entered into an amendment to the LCA in connection with, among other things, the removal of Praluent from the LCA such that (i) effective April 1, 2020, the LCA no longer governs the development, manufacture, or commercialization of Praluent and (ii) the quarterly period ended March 31, 2020 was the last quarter for which Sanofi and the Company shared profits and losses for Praluent under the LCA. The parties also entered into a Praluent Cross License & Commercialization Agreement (the "Praluent Agreement") pursuant to which, effective April 1, 2020, the Company, at its sole cost, became solely responsible for the development and commercialization of Praluent in the United States, and Sanofi, at its sole cost, became solely responsible for the development and commercialization of Praluent outside of the United States. Under the Praluent Agreement, Sanofi will pay the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States until March 31, 2032. The Company will not owe Sanofi royalties on the Company’s net product sales of Praluent in the United States. Although each party will be responsible for manufacturing Praluent for its respective territory, the parties have entered into definitive supply agreements under which, for a certain transitional period, the Company will continue to supply drug substance to Sanofi and Sanofi will continue to supply finished product to Regeneron.
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
Effective December 31, 2018, the Company and Sanofi entered into the Amended IO Discovery Agreement, which narrowed the scope of the existing discovery and development activities conducted by the Company under the 2015 IO Discovery Agreement to developing therapeutic bispecific antibodies targeting (i) BCMA and CD3 (the "BCMAxCD3 Program") and (ii) MUC16 and CD3 (the "MUC16xCD3 Program") through clinical proof-of-concept. During the first quarter of 2021, Sanofi did not exercise its options to license rights to these product candidates; as a result, we retain the exclusive right to develop and commercialize such product candidates and Sanofi will receive a royalty on sales (if any). In addition, the Company has no further obligations to to develop drug product candidates under the Amended IO Discovery Agreement.
Under the terms of the IO License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, agreed-upon development and commercialization expenses for Libtayo. The Company has principal control over the development of Libtayo and leads commercialization activities in the United States (see Note 2 for related product sales information), while Sanofi leads commercialization activities outside of the United States. The parties share equally in profits and losses in connection with the commercialization of Libtayo.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	March 31,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$(7.4)	$(6.5)
Deferred revenue	$7.1	$10.7
Other liabilities	$258.4	$280.9
Other liabilities include up-front payments received from Sanofi for which recognition has been deferred.
The aggregate amount of the estimated consideration under the IO Collaboration related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of March 31, 2021 was $515.4 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.

b. Bayer
The Company is party to a license and collaboration agreement with Bayer for the global development and commercialization of EYLEA outside the United States. All agreed upon EYLEA development expenses incurred by the Company and Bayer are shared equally. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, the Company is currently entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net product sales through 2021, and thereafter, the companies will share equally in profits and losses from sales of EYLEA.
Amounts recognized in our Statements of Operations in connection with our Bayer EYLEA collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2021	2020
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	Collaboration revenue	$308.9	$253.8
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$13.9	$27.6
Reimbursement of research and development expenses	Reduction of Research and development expense	$10.8	$12.0
Regeneron's obligation for its share of Bayer research and development expenses	Research and development expense	$(12.5)	$(8.1)
The following table summarizes contract balances in connection with our Bayer EYLEA collaboration:

	March 31,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$320.3	$336.2
Deferred revenue	$97.0	$99.7
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
Amounts recognized in our Statements of Operations in connection with our collaboration with Teva are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2021	2020
Reimbursement of research and development expenses	Reduction of Research and development expense	$19.8	$25.2
Amounts recognized in connection with up-front and development milestone payments received	Other operating income	$12.2	$16.6
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	March 31,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$20.0	$27.7
Other liabilities	$54.5	$66.8

Other liabilities include up-front and development milestone payments received from Teva for which recognition has been deferred.
The aggregate amount of the estimated consideration under the Teva Collaboration Agreement related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of March 31, 2021 was $123.9 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
d. U.S. Government
REGEN-COV
In the first quarter of 2020, we announced an expansion of our Other Transaction Agreement with the Biomedical Advanced Research Development Authority ("BARDA"), pursuant to which the U.S. Department of Health and Human Services ("HHS") was obligated to fund certain of our costs incurred for research and development activities related to COVID-19 treatments. In July 2020, we entered into an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government. During the first quarter of 2021, the Company completed its final deliveries of drug product under this agreement. See Note 2 for REGEN-COV net product sales recognized in connection with this agreement during the three months ended March 31, 2021.
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government is obligated to purchase all filled and finished doses of drug product delivered by June 30, 2021, and may accept doses during the period from July 1, 2021 through September 30, 2021 at its discretion. The U.S. government will acquire doses at the lowest treatment dose authorized or approved by the FDA for the indication authorized under the EUA, resulting in payments to the Company of up to $2.625 billion in the aggregate. During the three months ended March 31, 2021, we did not recognize any net product sales in connection with this agreement.
e. Roche
In August 2020, we entered into a collaboration agreement (the "Roche Collaboration Agreement") with Roche to develop, manufacture, and distribute the casirivimab with imdevimab antibody cocktail (known as REGEN-COV in the United States). We continue to lead global development activities for casirivimab with imdevimab, and the parties jointly fund certain ongoing studies, as well as any mutually agreed additional new global studies to evaluate further the potential of casirivimab with imdevimab in treating or preventing COVID-19. Roche will be responsible for securing regulatory approvals outside the United States, following the initial European Medicines Agency ("EMA") approval (if any), and conducting any additional studies specifically required for approval by regulators outside the United States.
Under the terms of the agreement, each party is obligated to dedicate a certain amount of manufacturing capacity to casirivimab with imdevimab each year. We distribute the product in the United States and Roche distributes the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market.
Amounts recognized in our Statements of Operations in connection with the Roche Collaboration Agreement are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2021	2020
Regeneron's share of gross profits in connection with sales of casirivimab with imdevimab	Collaboration revenue	$66.8	—
Reimbursement of research and development expenses	Reduction of Research and development expense	$86.8	—
The following table summarizes contract balances in connection with the Roche Collaboration Agreement:

	March 31,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$219.9	$77.1

4. Net Income Per Share
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

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Net income - basic and diluted	$1,115.2	$624.6

Weighted average shares - basic	105.4	109.8
Effect of dilutive securities:
Stock options	4.5	5.0
Restricted stock	0.6	0.3
Weighted average shares - diluted	110.5	115.1

Net income per share - basic	$10.58	$5.69
Net income per share - diluted	$10.09	$5.43
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended March 31,
(Shares in millions)	2021	2020
Stock options	5.0	10.2

5. Marketable Securities
Marketable securities as of March 31, 2021 and December 31, 2020 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of March 31, 2021	Cost Basis	Gains	Losses	Value
Corporate bonds	$3,610.4	$27.7	$(5.9)	$3,632.2
U.S. government and government agency obligations	487.4	0.6	(0.2)	487.8
Sovereign bonds	65.0	0.8	(0.1)	65.7
Commercial paper	254.2	0.1	—	254.3
Certificates of deposit	167.1	0.1	—	167.2
	$4,584.1	$29.3	$(6.2)	$4,607.2

As of December 31, 2020
Corporate bonds	$3,053.0	$37.5	$(0.2)	$3,090.3
U.S. government and government agency obligations	127.6	1.3	—	128.9
Sovereign bonds	65.2	1.1	—	66.3
Commercial paper	276.0	0.1	—	276.1
Certificates of deposit	127.4	0.1	—	127.5
	$3,649.2	$40.1	$(0.2)	$3,689.1
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of March 31, 2021 mature at various dates through March 2026. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	March 31,	December 31,
(In millions)	2021	2020
Maturities within one year	$2,065.9	$1,393.3
Maturities after one year through five years	2,541.3	2,295.8
	$4,607.2	$3,689.1
The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of March 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,304.1	$(5.9)	—	—	$1,304.1	$(5.9)
U.S. government and government agency obligations	123.1	(0.2)	—	—	123.1	(0.2)
Sovereign bonds	28.0	(0.1)	—	—	28.0	(0.1)
	$1,455.2	$(6.2)	—	—	$1,455.2	$(6.2)

As of December 31, 2020
Corporate bonds	$364.5	$(0.2)	—	—	$364.5	$(0.2)
There were no realized losses on sales of marketable securities, and realized gains were not material, for the three months ended March 31, 2021 and 2020.

With respect to marketable securities, for the three months ended March 31, 2021 and 2020, amounts reclassified from Accumulated other comprehensive income into Other income (expense), net were related to realized gains on sales of available-for-sale debt securities.
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

(In millions)		Fair Value Measurements at Reporting Date
As of March 31, 2021	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$3,632.2	—	$3,632.2
U.S. government and government agency obligations	487.8	—	487.8
Sovereign bonds	65.7	—	65.7
Commercial paper	254.3	—	254.3
Certificates of deposit	167.2	—	167.2
Equity securities (unrestricted)	77.7	$77.7	—
Equity securities (restricted)	924.7	924.7	—
	$5,609.6	$1,002.4	$4,607.2

As of December 31, 2020
Available-for-sale debt securities:
Corporate bonds	$3,090.3	—	$3,090.3
U.S. government and government agency obligations	128.9	—	128.9
Sovereign bonds	66.3	—	66.3
Commercial paper	276.1	—	276.1
Certificates of deposit	127.5	—	127.5
Equity securities (unrestricted)	48.3	$48.3	—
Equity securities (restricted)	791.5	791.5	—
	$4,528.9	$839.8	$3,689.1
The Company held certain restricted equity securities as of March 31, 2021 which are subject to transfer restrictions that expire at various dates through 2024.
During the three months ended March 31, 2021 and 2020, we recorded $143.9 million of net unrealized gains and $56.8 million of net unrealized losses, respectively, on equity securities in Other income (expense), net.
In addition to the investments summarized in the table above, as of March 31, 2021 and December 31, 2020, the Company had $40.0 million and $59.2 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of our long-term debt (see Note 8), which was determined based on Level 2 inputs, was estimated to be $1.803 billion and $1.958 billion as of March 31, 2021 and December 31, 2020, respectively.

7. Inventories
Inventories consist of the following:

	March 31,	December 31,
(In millions)	2021	2020
Raw materials	$576.2	$459.4
Work-in-process	971.2	904.6
Finished goods	117.9	121.7
Deferred costs	499.4	430.9
	$2,164.7	$1,916.6
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Debt
In August 2020, we issued and sold $1.250 billion aggregate principal amount of senior unsecured notes due 2030 and $750 million aggregate principal amount of senior unsecured notes due 2050. Long-term debt in connection with our senior unsecured notes (collectively, the "Notes"), net of underwriting discounts and offering expenses, consists of the following:

	March 31,	December 31,
(In millions)	2021	2020
1.750% Senior Notes due September 2030	$1,239.0	$1,238.7
2.800% Senior Notes due September 2050	739.9	739.8
	$1,978.9	$1,978.5
Interest expense related to the Notes for the three months ended March 31, 2021 was $11.1 million.
9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 11.0% and 6.6% for the three months ended March 31, 2021 and 2020, respectively. The Company's effective tax rate for the three months ended March 31, 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by the reversal of liabilities related to uncertain tax positions, stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and federal tax credits for research activities. The Company's federal income tax returns for 2015 through 2018 are currently under audit by the Internal Revenue Service ("IRS"). During the first quarter of 2021, we reduced the amount of liabilities for uncertain tax positions related to the Company’s federal income tax returns for 2015 and 2016, and the audits of such tax years are expected to conclude in the next 12 months. The Company's effective tax rate for the three months ended March 31, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities.
10. Stockholders' Equity
Share Repurchase Programs
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
In January 2021, our board of directors authorized a new share repurchase program to repurchase up to $1.5 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the November 2019 share repurchase program described above. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. During the three months ended March 31, 2021, we repurchased 690,265 shares of our Common Stock under the program and recorded the cost of the shares received, or $323.5 million, as Treasury Stock. As of March 31, 2021, $1.177 billion remained available for share repurchases under the program.
Sanofi Funding of Certain Development Costs
In 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and itepekimab (collectively, the "Dupilumab/Itepekimab Eligible Investments"). Pursuant to the Letter Agreement, we agreed to allow Sanofi to satisfy its funding obligations with respect to Dupilumab/Itepekimab Eligible Investments, as well as Libtayo development costs, for quarterly periods ending on September 30, 2020 by selling our Common Stock owned by Sanofi. During the three months ended March 31, 2020, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 43,627 shares of our Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs, and we recorded the cost of the shares received, or $21.4 million, as Treasury Stock. In addition, during the three months ended March 31, 2020, Sanofi elected to sell, and we elected to purchase (in cash), 85,287 shares of our Common Stock in connection with Sanofi's funding obligation for Dupilumab/Itepekimab Eligible Investments, and recorded the cost of the shares received, or $41.8 million, as Treasury Stock.
11. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	March 31,
(In millions)	2021	2020
Cash and cash equivalents	$1,437.9	$2,208.2
Restricted cash included in Other noncurrent assets	12.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,450.4	$2,220.7
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
The following amounts were included in accounts payable, accrued expenses, and other liabilities:

	March 31,	December 31,	March 31,	December 31,
(In millions)	2021	2020	2020	2019
Accrued capital expenditures	$75.6	$83.6	$72.6	$133.7
As described in Note 10, during the three months ended March 31, 2020, we purchased (by issuing a credit towards the amount owed by Sanofi) shares of our Common Stock from Sanofi to satisfy Sanofi's funding obligation related to Libtayo development costs.
12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of March 31, 2021 and December 31, 2020, the Company's accruals for loss contingencies were not material. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
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
United States
In the United States, Amgen has asserted claims of U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. As described in greater detail under "Second Jury Trial and Appeal" below, on February 11, 2021, the Federal Circuit (as defined below) affirmed the lower court's decision that certain of Amgen's asserted patent claims are invalid based on lack of enablement.
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
Second Jury Trial and Appeal. On January 3, 2019, the District Court held oral argument in the remanded proceedings on the Company and the Sanofi defendants' motion for judgment on the pleadings regarding Amgen's willful infringement claim. On January 18, 2019, the District Court entered an order (i) denying the Company and the Sanofi defendants' motion for summary judgment on validity, (ii) denying Amgen's motion for partial summary judgment on estoppel, and (iii) granting the Company and the Sanofi defendants' cross-motion for summary judgment on estoppel. On February 8, 2019, the District Court granted the Company and the Sanofi defendants' motion for judgment on the pleadings, thereby dismissing Amgen's claim of willful infringement. The second jury trial in this litigation (the "Second Trial") was held before the District Court in February 2019 to determine the validity of Amgen's asserted patent claims. On February 25, 2019, the jury returned a verdict in the Second Trial generally in favor of Amgen, finding that two claims of the '165 Patent and one claim of the '741 Patent were not invalid. The jury also found that two claims of the '165 Patent were invalid for lack of adequate written description while rejecting the lack of enablement challenges to those two claims. On August 28, 2019, the District Court ruled as a matter of law that Amgen's asserted patent claims are invalid based on lack of enablement. The District Court also conditionally denied the Company and the Sanofi defendants' motion for a new trial. On October 23, 2019, Amgen filed a notice of appeal of the District Court's decision with the Federal Circuit. An oral hearing before the Federal Circuit was held on December 9, 2020. On February 11, 2021, the Federal Circuit affirmed the District Court's decision that certain of Amgen's asserted patent claims are invalid based on lack of enablement. On April 14, 2021, Amgen filed a petition for a rehearing en banc.
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
Europe
Amgen has asserted European Patent No. 2,215,124 (the "'124 Patent"), which pertains to PCSK9 monoclonal antibodies, in the countries in Europe discussed below. As described in greater detail under "EPO Proceedings" below, in October 2020 the '124 Patent claims directed to compositions of matter and medical use were ruled invalid by the Technical Board of Appeal (the "TBA") of the European Patent Office (the "EPO"). This decision has impacted or will impact each of the infringement proceedings based on the '124 Patent discussed below.
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

An oral hearing before the TBA was held on October 28–29, 2020, at which the TBA ruled that the '124 Patent claims directed to compositions of matter and medical use relevant to Praluent were invalid based on a lack of inventive step.
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
The Netherlands. On December 17, 2019, Amgen initiated a lawsuit alleging infringement of the Dutch designation of the '124 Patent in the District Court of The Hague in the Netherlands, against Sanofi-Aventis Netherlands B.V. and Sanofi-Aventis Groupe S.A. The Company has not been named as a defendant in this action. Amgen alleges, among other things, patent infringement based on the production, importation, and commercialization of Praluent (alirocumab) in the Netherlands. Amgen's requests are made on an accelerated basis and include, among other things, a request for a permanent injunction, damages, an order for customer information, a recall order, a destruction order, and an order for costs. On February 8, 2021, the lawsuit was dismissed.
Italy. On December 20, 2019, Amgen filed a lawsuit for infringement of the Italian designation of the '124 Patent in the Tribunale di Milano - Enterprise Chamber in Milan, Italy, against Sanofi-Aventis Groupe S.A., Sanofi Chimie, and Sanofi SpA. The Company has not been named as a defendant in this action. Amgen alleges that the production, importation, and commercialization of Praluent (alirocumab) in Italy infringes the '124 Patent. The writ of summons filed by Amgen seeks, among other things, a declaration of infringement, a permanent injunction, withdrawal of product from the market, and damages. On June 24, 2020, Amgen also filed a preliminary injunction motion against the Sanofi parties. On August 12, 2020, the court denied Amgen's preliminary injunction motion. On February 9, 2021, the lawsuit was dismissed.
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
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the "Additional IPR Petitions"). On October 4, 2017, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. On February 15, 2018, the PTAB issued two decisions instituting the Company's and Sanofi's Additional IPR Petitions on all claims of the '487 Patent for which review had been requested. Oral hearings on the Additional IPR Petitions before the PTAB were held on November 14, 2018. On February 14, 2019, the PTAB issued final written decisions on the Additional IPR Petitions, invalidating all 17 claims of the '487 Patent as obvious based on one of the Additional IPR Petitions while declining to hold the challenged claims of the '487 Patent invalid based on the other. In April 2019, the parties filed notices of appeal with the Federal Circuit appealing the PTAB's respective adverse final written decisions on the Additional IPR Petitions, and oral argument was held on August 5, 2020. On October 13, 2020, the Federal Circuit affirmed the PTAB's decision on the Additional IPR Petition that invalidated all 17 claims of the '487 Patent as obvious. On March 11, 2021, Immunex filed a petition for writ of certiorari with the United States Supreme Court. The '487 Patent expired in May 2020 following Immunex's filing of a terminal disclaimer with the USPTO.
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
Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On June 19, 2020, Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") filed a complaint with the U.S. International Trade Commission (the "ITC") pursuant to Section 337 of the Tariff Act of 1930 requesting that the ITC institute an investigation relating to the importation into the United States and/or sale within the United States after importation of EYLEA pre-filled syringes ("PFS") and/or components thereof which allegedly infringe Novartis’s U.S. Patent No. 9,220,631 (the "'631 Patent"). Novartis also requested a permanent limited exclusion order forbidding entry into the United States of EYLEA PFS or components thereof; a permanent cease-and-desist order from the importation, sale, offer for sale, advertising, packaging, or solicitation of any sale by the Company of EYLEA PFS or components thereof; and a bond should the Company continue to import EYLEA PFS (if found to infringe) during, if applicable, any 60-day Presidential review period (i.e., the period when the President of the United States (or his designee) can disapprove any ITC decision to issue an exclusion order or cease-and-desist order). The ITC instituted the investigation on July 22, 2020 and a trial was scheduled for April 19–23, 2021. On March 26, 2021, the staff attorney appointed by the ITC's Office of Unfair Import Investigations ("OUII")—an independent government party to the case representing the public interest—determined that the '631 Patent is invalid on several grounds. On April 8, 2021, Novartis moved to terminate the ITC investigation in its entirety based on its withdrawal of the complaint; and, on May 3, 2021, the ITC terminated the investigation.
On June 19, 2020, Novartis also filed a patent infringement lawsuit in the U.S. District Court for the Northern District of New York asserting claims of the '631 Patent and seeking preliminary and permanent injunctions to prevent the Company from continuing to infringe the '631 Patent. Novartis also seeks a judgment of patent infringement of the '631 Patent, monetary damages (together with interest), treble damages, costs and expenses of the lawsuits, and attorneys' fees. On July 30, 2020, the court granted the Company's motion to stay these proceedings until a determination in the ITC proceedings discussed above, including any appeals therefrom, becomes final. On April 8, 2021, Novartis requested that the stay of this lawsuit be lifted.
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration of invalidity of the '631 Patent on two separate grounds. On January 15, 2021, the USPTO declined to institute an IPR proceeding on procedural grounds in light of the pending ITC investigation discussed above; the other IPR petition has been withdrawn. Following Novartis's motion to terminate the ITC investigation discussed above, on April 16, 2021 the Company filed a new IPR petition seeking a declaration of invalidity of the '631 Patent based on the same grounds that were the basis for the OUII staff attorney's determination discussed above.
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). The Company is also seeking injunctive relief and treble damages. On September 4, 2020, Novartis filed, and Vetter moved to join, a motion to dismiss the complaint, to transfer the lawsuit to the Northern District of New York, or to stay the suit; and on October 19, 2020, Novartis filed, and Vetter moved to join, a second motion to dismiss the complaint on different grounds. On January 25, 2021, the Company filed an amended complaint seeking a judgment that Novartis's conduct violates Section 2 of the Sherman Antitrust Act based on additional grounds, as well as a judgment of tortious interference with contract. On February 22, 2021, Novartis filed, and Vetter moved to join, a motion to dismiss the amended complaint.
Proceedings Related to "Most Favored Nation" Interim Final Rule
On December 11, 2020, the Company filed a lawsuit in the United States District Court for the Southern District of New York against the U.S. Department of Health and Human Services, the Secretary of HHS, the Centers for Medicare & Medicaid Services ("CMS"), and the Administrator of CMS seeking declaratory and injunctive relief related to the interim final rule with comment period entitled "Most Favored Nation (MFN) Model" issued on November 20, 2020 by HHS, acting through CMS. On the same day, the Company filed a motion for a preliminary injunction and temporary restraining order, seeking to prevent implementation of the MFN Rule. On December 22, 2020, the court heard oral argument on the Company's motion for a preliminary injunction and temporary restraining order. On December 31, 2020, the court granted the Company's motion and issued a preliminary injunction. On February 2, 2021, the government stated to the court that the Solicitor General had determined not to appeal the preliminary injunction. On February 10, 2021, the court entered a 90-day stay of the litigation.
Proceedings Relating to fasinumab
On May 21, 2020, the Company and Teva Pharmaceutical Industries Limited ("Teva") filed a lawsuit against Rinat Neurosciences Corp. ("Rinat"), a wholly owned subsidiary of Pfizer Inc., in the English High Court of Justice in London, seeking invalidation and revocation of Rinat's European Patent No. 2,270,048 (the "'048 Patent"), European Patent No. 1,871,416 (the "'416 Patent"), and European Patent No. 2,305,711 (the "'711 Patent"), each of which pertains to the use of NGF monoclonal antibodies to treat certain symptoms in patients suffering from osteoarthritis. On July 21, 2020, Rinat filed its defense and counterclaim seeking a declaration of infringement of the '048 Patent by fasinumab. The counterclaim also seeks a permanent injunction, damages, an accounting of profits, and costs and interest. On December 15, 2020, Rinat filed an amended defense and counterclaim seeking a declaration of infringement of the '711 Patent by fasinumab. On May 5, 2021, the court stayed this litigation on terms mutually agreed by the parties.
The '048 Patent is subject to opposition proceedings in the EPO, which were initiated by the Company on August 10, 2016 and two other opponents on August 11, 2016. On January 3, 2018, the Opposition Division of the EPO issued a preliminary, non-binding opinion regarding the validity of the '048 Patent, indicating that it considered the granted patent to be invalid. An oral hearing on the oppositions against the '048 Patent was held on November 29–30, 2018, at which the Opposition Division upheld the validity of the '048 Patent's claims in amended form. The Company filed a notice of appeal to the TBA of the EPO on March 7, 2019. On October 21, 2020, Teva filed a notice of intervention with the TBA to take part in the appeal proceedings as an intervener. An oral hearing before the TBA has been scheduled for April 5–6, 2022.
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
Proceedings Relating to REGEN-COV (casirivimab with imdevimab)
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221 (the "'221 Patent"). Allele seeks a judgment of patent infringement of the '221 Patent, a judgment that such infringement was willful, and an award of monetary damages (together with interest), treble damages, costs and expenses of the lawsuit, and attorneys' fees.
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
Proceedings Initiated by UnitedHealthcare
On December 17, 2020, UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging UHC has been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. UHC alleges causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act and seeks monetary damages and equitable relief. On March 1, 2021, the Company filed a motion to dismiss the complaint in its entirety. On March 25, 2021, UHC filed an amended complaint; and, on April 22, 2021, the Company filed a motion to dismiss this amended complaint in its entirety.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed or otherwise commercialized by Regeneron and/or its collaborators (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and product candidates being developed by Regeneron and/or its collaborators (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, EvkeezaTM (evinacumab), InmazebTM (atoltivimab, maftivimab, and odesivimab-ebgn), REGEN-COV™ (casirivimab with imdevimab), fasinumab, garetosmab, pozelimab, odronextamab, itepekimab, REGN5458, REGN5713-5714-5715, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation those listed above; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products (such as EYLEA, Dupixent, Libtayo, Praluent, Kevzara, Evkeeza, and Inmazeb), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron’s Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), as well as Regeneron's agreement with Roche relating to the casirivimab with imdevimab antibody cocktail (known as REGEN-COV in the United States), to be cancelled or terminated; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 12 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, pain, hematologic conditions, infectious diseases, and rare diseases.
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
Selected financial information is summarized as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Revenues	$2,528.7	$1,828.2
Net income	$1,115.2	$624.6
Net income per share - diluted	$10.09	$5.43
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
			✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy	✓
	-	Neovascular glaucoma ("NVG")			✓
Dupixent (dupilumab) Injection(2)	-	Atopic dermatitis (in adults and adolescents)(5)	✓	✓	✓	✓
	-	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓

Product (continued)		Disease Area	Territory
			U.S.	EU	Japan	ROW(4)
Libtayo (cemiplimab) Injection(2)	-	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓
	-	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓			✓
	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
Praluent (alirocumab) Injection(3)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓	(7)	✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
	-	Homozygous familial hypercholesterolemia ("HoFH")	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(2)	-	Rheumatoid arthritis ("RA")	✓	✓	✓	✓
Evkeeza (evinacumab) Injection	-	HoFH (in adults and adolescents)	✓
Inmazeb (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	-	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(8)	-	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS")	✓
	-	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults and pediatrics)	✓
	-	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(6)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

Note 1: Refer to "Net Product Sales of Regeneron-Discovered Products" section below for information regarding whether net product sales for a particular product are recorded by us or others
Note 2: Product is approved for use in adults, unless otherwise noted, in the disease area described above
(1) In collaboration with Bayer outside the United States
(2) In collaboration with Sanofi
(3) Pursuant to a 2020 agreement, the Company is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States (and Sanofi pays us a royalty on net product sales of Praluent outside the United States).

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

(8) Pursuant to a 2017 license agreement with Kiniksa Pharmaceuticals, Ltd., we granted Kiniksa the right to develop and commercialize certain new indications for ARCALYST. In March 2021, Kiniksa received marketing approval for its first new indication of ARCALYST in the United States; consequently we granted U.S. commercial rights to ARCALYST for all previously approved indications and Kiniksa pays us a share of ARCALYST profits. Refer to "Collaboration, License, and Other Agreements - Kiniksa" section below for further details.

REGEN-COV - Emergency Use Authorization
In November 2020, the antibody cocktail casirivimab with imdevimab administered together, known as REGEN-COV in the United States, received Emergency Use Authorization ("EUA") from the U.S. Food and Drug Administration ("FDA") for the treatment of mild to moderate COVID-19 in adults, as well as in pediatric patients at least 12 years of age and weighing at least 40 kg, who have received positive results of direct SARS-CoV-2 viral testing and are at high risk for progressing to severe COVID-19 and/or hospitalization. The EUA is temporary and does not replace a formal Biologics License Application ("BLA") submission review and approval process. This use is authorized only for the duration of the declaration that circumstances exist justifying the authorization of the emergency use, unless terminated or revoked sooner. See information regarding ongoing clinical trials of REGEN-COV below.
Net Product Sales of Regeneron-Discovered Products

	Three Months Ended March 31,
	2021			2020			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	$1,347.0	$824.3	$2,171.3	$1,172.0	$681.7	$1,853.7	17%
Dupixent(b)	$961.5	$301.4	$1,262.9	$679.0	$176.2	$855.2	48%
Libtayo(c)	$69.1	$31.7	$100.8	$61.7	$13.1	$74.8	35%
Praluent(d)	$43.3	$61.3	$104.6	$35.1	$44.7	$79.8	31%
Kevzara(b)	$30.7	$38.4	$69.1	$35.3	$24.8	$60.1	15%
REGEN-COV(e)	$262.2	$176.6	$438.8	—	—	—	(h)
Evkeeza(f)	$0.5	—	$0.5	—	—	—	(h)
ZALTRAP(b)	$1.4	$23.0	$24.4	$1.5	$26.5	$28.0	(13%)
ARCALYST(g)	$2.2	—	$2.2	$3.0	—	$3.0	(27%)

(a) Regeneron records net product sales of EYLEA in the United States. Bayer records net product sales of EYLEA outside the United States. The Company records its share of profits/losses in connection with sales of EYLEA outside the United States.

(b) Sanofi records global net product sales of Dupixent, Kevzara, and ZALTRAP. The Company records its share of profits/losses in connection with global sales of Dupixent and Kevzara, and Sanofi pays the Company a percentage of net sales of ZALTRAP.

(c) Regeneron records net product sales of Libtayo in the United States and Sanofi records net product sales of Libtayo outside the United States. The parties equally share profits/losses in connection with global sales of Libtayo.

(d) Effective April 1, 2020, Regeneron records net product sales of Praluent in the United States. Also effective April 1, 2020, Sanofi records net product sales of Praluent outside the United States and pays the Company a royalty on such sales. Previously, Sanofi recorded global net product sales of Praluent and the Company recorded its share of profits/losses in connection with such sales. Refer to "Collaboration, License, and Other Agreements - Sanofi" section below for further details.

(e) Regeneron records net product sales of REGEN-COV in connection with its agreements with the U.S. government. Roche records net product sales of the antibody cocktail outside the United States and the parties share gross profits from global sales. Refer to "Agreements Related to COVID-19" below for further details.

(f) Regeneron records net product sales of Evkeeza in the United States.
(g) Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States and pays us a share of ARCALYST profits. Prior to April 1, 2021, Regeneron recorded net product sales of ARCALYST in the United States. Refer to "Products" section above and "Collaboration, License, and Other Agreements - Kiniksa" section below for further details.

(h) Percentage not meaningful
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
We and our collaborators conduct clinical trials in multiple countries across the world. The COVID-19 pandemic and the restrictions adopted around the globe to reduce the spread of the disease have impacted and may continue to impact our clinical development programs. We continue to evaluate the impact of the COVID-19 pandemic on an individual trial basis and oversee trial management while also working to ensure patient safety and provide sufficient supply of product candidates for the studies. The ultimate impact (including possible delays in recruiting and/or obtaining data) resulting from the COVID-19 pandemic will depend, among other factors, on the extent of the pandemic in the areas with study sites and patient populations. It is possible that the COVID-19 pandemic may cause clinical disruptions beyond those we have described. In addition, there may be delays in the timing of regulatory review and other projected milestones discussed in the table below.
Refer to Part II, Item 1A. "Risk Factors" for a description of these and other risks and uncertainties that may affect our clinical programs, including those related to the COVID-19 pandemic.

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(k)

Ophthalmology

EYLEA(b)		–High-dose formulation in wet AMD	–Retinopathy of prematurity ("ROP")(c) –High-dose formulation in wet AMD –High-dose formulation in DME
–Initial results from National Institutes of Health ("NIH")-sponsored Protocol W trial in non-proliferative diabetic retinopathy ("NPDR") were announced; data confirmed results from Company-sponsored PANORAMA trial and demonstrated reduced risk of developing vision-threatening complications with every-16-weeks dosing regimen
–Submit sBLA for every-16-weeks dosing regimen in patients with NPDR (second half 2021)

–Report results from Phase 2 study for high-dose formulation in wet AMD (second half 2021)

–Complete enrollment in Phase 3 high-dose formulation studies (second half 2021)

Immunology & Inflammation

Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit		–Peanut allergy –Grass allergy
–Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)

–Asthma in pediatrics (6–11 years of age)

–Eosinophilic esophagitis ("EoE")(c) in adults(d), adolescents(d), and pediatrics

–Chronic obstructive pulmonary disease ("COPD")

–Bullous pemphigoid (Phase 2/3)(c)

–Chronic spontaneous urticaria

–Prurigo nodularis
–Asthma in pediatrics (6–11 years of age) (U.S. and EU) –Asthma longer term efficacy and safety in adults and adolescents (U.S.) –200 mg auto-injector (U.S.)
–Reported that Phase 2 trial of Dupixent in combination with Aimmune Therapeutics' AR101, an oral immunotherapy, in pediatric patients with peanut allergy met its primary and key secondary endpoint

–Initiated Phase 3 study in hand and foot atopic dermatitis

–Report results from Phase 3 study for atopic dermatitis in pediatric patients (6 months–5 years of age) (second half 2021)

–FDA decision on supplemental BLA ("sBLA") (target action date of October 21, 2021) and European Commission ("EC") decision on regulatory submission (first half 2022) for asthma in pediatrics (6–11 years of age)

–FDA decision on sBLA for asthma longer term efficacy and safety label update (second half 2021)

–Report results from Part B of the Phase 3 study in adults and adolescents with EoE (second half 2021)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(k)
Dupixent (dupilumab)(a) (continued)			–Allergic bronchopulmonary aspergillosis ("ABPA") –Chronic inducible urticaria –Chronic sinusitis without nasal polyposis –Allergic fungal rhinosinusitis
–Report results from Phase 2 monotherapy study in peanut allergy (second half 2021)

–FDA decision on sBLA for 200 mg auto-injector (target action date of June 15, 2021)

–Report results from Phase 3 chronic spontaneous urticaria and prurigo nodularis studies (second half 2021)

Kevzara (sarilumab)(a) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") –Systemic juvenile idiopathic arthritis ("sJIA")
Itepekimab(a) (REGN3500) Antibody to IL-33			–COPD
REGN1908-1909(f) Multi-antibody therapy to Fel d 1		–Cat allergy			–Reported that Phase 2 study in cat allergic patients with mild asthma met its primary and key secondary endpoints	–Initiate Phase 3 study in cat allergic asthmatics (second half 2021)
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy			–Report results from initial Phase 3 study in birch allergy (second half 2021)
REGN6490 Antibody to IL-36R	–Palmo-plantar pustulosis

Solid Organ Oncology

Libtayo (cemiplimab)(a)(h) Antibody to PD-1		–BCC (pivotal study) –Metastatic or locally advanced CSCC(d) –Neoadjuvant CSCC	–First-line NSCLC, chemotherapy combination –Second-line cervical cancer(e)	–First-line NSCLC, monotherapy (EU) –Advanced BCC (EU)	–Approved by FDA for first-line NSCLC, monotherapy –Approved by FDA for BCC	–EC decision on regulatory submission for first-line NSCLC, monotherapy (mid-2021)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(k)
Libtayo (cemiplimab)(a)(h) (continued)	–Adjuvant CSCC	–Reported positive results from Phase 3 trial in cervical cancer, demonstrating an overall survival benefit; trial stopped early based on Independent Data Monitoring Committee ("IDMC") recommendation	–Interim analysis from Phase 3 study in first-line NSCLC, chemotherapy combination (second half 2021)

–EC decision on regulatory submission for advanced BCC (mid-2021)

–Submit sBLA and Marketing Authorization Application ("MAA") for cervical cancer (second half 2021)
REGN4018(f) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer					–Report results from Phase 1 study in platinum-resistant ovarian cancer (2022)
REGN5668 Bispecific antibody targeting MUC16 and CD28	–Ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer					–Report results from Phase 1 study in prostate cancer (2022)
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies
REGN6569 Antibody to GITR	–Solid tumors				–Dosing and enrollment in Phase 1 trial temporarily suspended due to a serious adverse event
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(k)

Hematology

Odronextamab (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c) (partial clinical hold)	–B-cell non-Hodgkin lymphoma ("B-NHL") (potentially pivotal study) (partial clinical hold)				–Finalize protocol amendment for B-NHL trials and resume patient enrollment (first half 2021) –Initiate Phase 3 program
REGN5458(f) Bispecific antibody targeting BCMA and CD3		–Multiple myeloma (potentially pivotal study)				–Expand into earlier lines of multiple myeloma therapy (second half 2021)
REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma
Pozelimab(f) (REGN3918) Antibody to C5; studied as monotherapy and in combination with cemdisiran	–Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(p)	–CD55-deficient protein-losing enteropathy(c), monotherapy (potentially pivotal study)				–Initiate Phase 3 study in myasthenia gravis, cemdisran combination (second half 2021)
Cemdisiran(p) siRNA therapeutic targeting C5		–Immunoglobulin A nephropathy
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(o) TTR gene knockout using CRISPR/Cas9	–Hereditary transthyretin amyloidosis with polyneuropathy ("hATTR-PN")

General Medicine

REGEN-COV (casirivimab with imdevimab)(e)(g)(m)(n) Multi-antibody therapy to SARS-CoV-2 virus	–COVID-19 multi-dose safety study	–COVID-19 dose-ranging virology study in non-hospitalized patients	–COVID-19 treatment in non-hospitalized patients	–European Medicines Agency ("EMA") Rolling Review of casirivimab with imdevimab data	–Reported that Phase 3 trials in non-hospitalized COVID-19 patients met primary and key secondary endpoints	–Data to be reported from Phase 3 RECOVERY trial in hospitalized patients (first half 2021) –Submit BLA and MAA for COVID-19 (mid-2021)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(k)
REGEN-COV (casirivimab with imdevimab)(e)(g)(m)(n) (continued)	–COVID-19 treatment in hospitalized patients –COVID-19 treatment in hospitalized patients (UK-based RECOVERY trial) –COVID-19 prevention	–EUA amendment for lower 1,200 mg dose (treatment) –EUA amendment to add COVID-19 prevention	–NIH COVID-19 Treatment Guidelines updated to strongly recommend REGEN-COV be used in non-hospitalized COVID-19 patients at high risk of clinical progression

–Reported that all tested doses in Phase 2 dose-ranging study in non-hospitalized patients met the primary endpoint

–Reported that Phase 3 prevention trial in uninfected household contacts of SARS-CoV-2 infected individuals met primary and key secondary endpoints
Praluent (alirocumab)(j) Antibody to PCSK9			–HeFH in pediatrics		–Approved by FDA for HoFH	–Report interim results from Phase 3 study for HeFH in pediatrics (first half 2021)
Fasinumab(l)(f) (REGN475) Antibody to NGF			–Osteoarthritis pain of the knee or hip(e)
–Report additional longer-term safety results from Phase 3 studies in osteoarthritis pain of the knee or hip (2021)

–Continue discussions with regulatory authorities and determine next steps for the program (2021)

Evkeeza (evinacumab)(f) Antibody to ANGPTL3		–Severe hypertriglyceridemia		–HoFH (EU)(c)(d)	–Approved by FDA for HoFH –EMA's Committee for Medicinal Products for Human Use ("CHMP") recommended approval for HoFH	–EC decision on MAA for HoFH (first half 2021)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(k)
Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e) (potentially pivotal study)				–Further review trial data and determine next steps for the program (first half 2021)
REGN4461(f) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e)
REGN5381 Agonist antibody to NPR1	–Heart failure
ALN-HSD(p) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")

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

(k) As described in the section preceding the table above and Part II, Item 1A. "Risk Factors," development timelines may be further subject to change as a result of the impact of the COVID-19 pandemic

(l) In collaboration with Teva and Mitsubishi Tanabe Pharma
(m) Certain trials conducted with the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the NIH
(n) In collaboration with Roche
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
Additional Information - Clinical Development Programs
REGEN-COV (casirivimab with imdevimab)
In February 2021, the IDMC for the REGEN-COV Phase 3 trial in non-hospitalized patients with COVID-19 found clear clinical efficacy for reducing the rate of hospitalization and death with both the 1,200 mg and 2,400 mg doses of REGEN-COV compared to placebo, and recommended stopping enrollment in the placebo group.
In March 2021, we announced positive top-line results from the Phase 3 trial in non-hospitalized COVID-19 patients. The trial met its primary endpoint, showing that REGEN-COV reduced the risk of hospitalization or death by 70% (1,200 mg dose (intravenous ("IV")) and 71% (2,400 mg dose IV) compared to placebo. The trial also met key secondary endpoints, including the ability to reduce symptom duration. Based on these results, we submitted a request to the FDA to update the EUA to the lower 1,200 mg dose (refer to "Products - REGEN-COV - Emergency Use Authorization" above for further details about the EUA).
In March 2021, the Company also announced that all tested doses (IV: 2,400 mg, 1,200 mg, 600 mg and 300 mg; subcutaneous injections: 1,200 mg and 600 mg) in the Phase 2 dose-ranging trial in non-hospitalized COVID-19 patients met the primary endpoint.
In February 2021, the EMA announced it had commenced a Rolling Review of data for the casirivimab with imdevimab antibody cocktail. Data on the safety, tolerability, and efficacy of the antibody cocktail will continue to be shared with the EMA as they become available. Additionally in February 2021, the EMA's CHMP issued a positive opinion, recommending the antibody cocktail can be used to treat COVID-19 patients who do not require supplemental oxygen and are at high risk of progressing to severe COVID-19. The CHMP's positive opinion can be used by EU member states when making decisions on the possible use of the antibody cocktail at a national level prior to a market authorization.
In April 2021, we announced positive results from the Phase 3 COVID-19 prevention trial in household contacts of SARS-CoV-2 infected individuals. The trial, which was jointly run with the NIAID, part of the NIH, met its primary and key secondary endpoints, showing that REGEN-COV 1,200 mg subcutaneous injection reduced the risk of symptomatic infections by 81% in those who were not infected. We shared this data with the FDA and requested that the EUA be expanded to include COVID-19 prevention for appropriate populations.
In April 2021, the Company also announced positive data from the Phase 3 treatment trial in recently infected asymptomatic COVID-19 patients. The trial was also being jointly run with the NIAID and met all primary and key secondary endpoints. The trial demonstrated that the 1,200 mg subcutaneous injection of REGEN-COV reduced the risk of progressing to symptomatic COVID-19 by 31% (primary endpoint), and by 76% after the third day.

Agreements Related to COVID-19
U.S. Government
In the first quarter of 2020, the Company announced an expansion of its Other Transaction Agreement with BARDA, pursuant to which HHS was obligated to fund certain of our costs incurred for research and development activities related to COVID-19 treatments. In July 2020, the Company also announced an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government. During the first quarter of 2021, the Company completed its final deliveries of drug product under this agreement. See "Results of Operations - Revenues" below for REGEN-COV net product sales recognized in connection with this agreement during the three months ended March 31, 2021.
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government is obligated to purchase all filled and finished doses of drug product delivered by June 30, 2021, and may accept doses during the period from July 1, 2021 through September 30, 2021 at its discretion. The U.S. government has agreed to acquire up to 1.25 million doses at the lowest treatment dose authorized or approved by the FDA for the indication authorized under the EUA (as described under "Products - REGEN-COV - Emergency Use Authorization" above), resulting in payments to the Company of up to $2.625 billion in the aggregate. A number of factors may impact the quantity of filled and finished product supplied by June 30, 2021, including manufacturing considerations and authorized dose levels. See also Part II, Item 1A. "Risk Factors - We face risks related to the development, manufacturing, and commercialization of REGEN-COV."
Roche
In August 2020, we entered into a collaboration agreement with Roche to develop, manufacture, and distribute the casirivimab with imdevimab antibody cocktail. We continue to lead global development activities for casirivimab with imdevimab, and the parties jointly fund certain on-going studies, as well as any mutually agreed additional new global studies to evaluate further the potential of casirivimab with imdevimab in treating or preventing COVID-19. Following the initial EMA approval (if any), Roche will be responsible for securing regulatory approvals outside the United States and conducting any additional studies specifically required for approval by regulators outside the United States.
Under the terms of the agreement, each party is obligated to dedicate a certain amount of manufacturing capacity to casirivimab with imdevimab each year. We distribute the product in the United States and Roche distributes the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market.
Collaboration, License, and Other Agreements
Sanofi
Antibody
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). See discussion below for updates related to the development and commercialization of Praluent effective April 1, 2020. Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), Sanofi is generally responsible for funding 80%–100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30%–50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and have exercised our option to co-commercialize Dupixent in certain countries outside the United States. We currently anticipate commencing co-commercialization of Dupixent in such countries outside the United States later this year. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive sales milestone payments from Sanofi. In the third quarter of 2020, the Company earned, and recognized as revenue, the first $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $200.0 million in additional milestone payments from Sanofi, including the second sales milestone in the amount of $50.0 million, when such sales outside the United States exceed $1.5 billion on a rolling twelve-month basis.
In April 2020, the Company and Sanofi entered into an amendment to the LCA in connection with, among other things, the removal of Praluent from the LCA such that (i) effective April 1, 2020, the LCA no longer governs the development, manufacture, or commercialization of Praluent and (ii) the quarterly period ended March 31, 2020 was the last quarter for which Sanofi and the Company shared profits and losses for Praluent under the LCA. The parties also entered into a Praluent Cross License & Commercialization Agreement (the "Praluent Agreement") pursuant to which, effective April 1, 2020, the Company, at its sole cost, became solely responsible for the development and commercialization of Praluent in the United States, and Sanofi, at its sole cost, is solely responsible for the development and commercialization of Praluent outside of the United States. Under the Praluent Agreement, Sanofi will pay the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States until March 31, 2032. The Company will not owe Sanofi royalties on the Company’s net product sales of Praluent in the United States. Although each party will be responsible for manufacturing Praluent for its respective territory, the parties have entered into definitive supply agreements under which, for a certain transitional period, the Company will continue to supply drug substance to Sanofi and Sanofi will continue to supply finished product to Regeneron. With respect to any intellectual property or product liability litigation relating to Praluent, the parties have agreed that, effective April 1, 2020, Regeneron and Sanofi each will be solely responsible for any such litigation (including damages and other costs and expenses thereof) in the United States and outside the United States, respectively, arising out of Praluent sales or other activities on or after April 1, 2020 (subject to Sanofi's right to set off a portion of any third-party royalty payments resulting from certain patent litigation proceedings against up to 50% of any Praluent royalty payment owed to Regeneron). The parties will each bear 50% of any damages arising out of Praluent sales or other activities prior to April 1, 2020.
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
Effective December 31, 2018, the Company and Sanofi entered into the Amended IO Discovery Agreement, which narrowed the scope of the existing discovery and development activities conducted by the Company ("IO Development Activities") under the original 2015 Immuno-oncology Discovery and Development Agreement (the "2015 IO Discovery Agreement") to developing therapeutic bispecific antibodies targeting (i) BCMA and CD3 (the "BCMAxCD3 Program") and (ii) MUC16 and CD3 (the "MUC16xCD3 Program") through clinical proof-of-concept. The Amended IO Discovery Agreement provided for, among other things, Sanofi's prepayment for certain IO Development Activities regarding the BCMAxCD3 Program and the MUC16xCD3 Program. Under the terms of the Amended IO Discovery Agreement, the Company was required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million (the "BCMAxCD3 Program Costs Cap") and (ii) the MUC16xCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $50.0 million (the "MUC16xCD3 Program Costs Cap"). We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the Amended IO Discovery Agreement from our share of profits from commercialized IO Collaboration products.
With regard to the BCMAxCD3 Program and the MUC16xCD3 Program, when the applicable Program Costs Cap was reached, Sanofi had the option to license rights to the product candidate and other antibodies targeting the same targets for, with regard to BCMAxCD3, immuno-oncology indications, and with regard to MUC16xCD3, all indications, pursuant to the IO License and Collaboration Agreement, as amended. During the first quarter of 2021, Sanofi did not exercise its options to license rights to these product candidates; as a result, we retain the exclusive right to develop and commercialize such product candidate and Sanofi will receive a royalty on sales (if any).
Under the terms of the IO License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo, an antibody targeting PD-1. We have principal control over the development of Libtayo, and the parties share equally, on an ongoing basis, development and commercialization expenses for Libtayo.
With regard to Libtayo, we lead commercialization activities in the United States, while Sanofi leads commercialization activities outside of the United States and the parties equally share profits from worldwide sales. Sanofi has exercised its option to co-commercialize Libtayo in the United States. We will be entitled to a milestone payment of $375.0 million in the event that global sales of Libtayo equal or exceed $2.0 billion in any consecutive twelve-month period.

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
Teva
Fasinumab
We and Teva are parties to a collaboration agreement to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties share equally, on an ongoing basis, development costs under a global development plan. As of March 31, 2021, we had earned an aggregate of $120.0 million of development milestones from Teva and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Alnylam
In 2018, we and Alnylam Pharmaceuticals, Inc. entered into a collaboration to discover RNA interference ("RNAi") therapeutics for NASH and potentially other related diseases, as well as to research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts (including ALN-HSD, which is currently in Phase 1 clinical development). ALN-HSD is being co-developed with Alnylam with terms generally consistent with the form of a Co-Commercialization Collaboration Agreement in connection with the 2019 collaboration agreement as described below. Alnylam is conducting the Phase 1 clinical trial for ALN-HSD and Regeneron will be responsible for all other development as the lead party. The parties share equally, on an ongoing basis, development expenses for ALN-HSD.
In 2019, we and Alnylam entered into a global, strategic collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. Under the terms of the agreement, we made an up-front payment of $400.0 million to Alnylam. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to an aggregate of $200.0 million in clinical proof-of-principle milestones for eye or CNS programs.
In addition, during 2019, the parties entered into a Co-Commercialization Collaboration Agreement for a silencing RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination product consisting of cemdisiran and pozelimab, with us as the licensee. Under the C5 siRNA Co-Commercialization Collaboration agreement, the parties share costs equally and will split profits (if commercialized); and under the License Agreement, the licensee is responsible for its own costs and expenses. The C5 siRNA License Agreement contains a flat low double-digit royalty payable to Alnylam on our potential future net sales of the combination product only subject to customary reductions, as well as up to $325.0 million in commercial milestones.

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
Kiniksa
As described under "Products" above, pursuant to a 2017 license agreement, we granted Kiniksa the right to develop and commercialize certain new indications for ARCALYST. During the first quarter of 2021, Kiniksa received marketing approval in the United States for a new indication of ARCALYST, recurrent pericarditis, and, as a result, we received a $20.0 million milestone payment from Kiniksa. The quarterly period ended March 31, 2021 is the last quarter for which the Company will record net product sales of ARCALYST.
Following this approval, Kiniksa is solely responsible for the U.S. development and commercialization of ARCALYST in all approved indications, and Regeneron will continue to supply clinical and commercial product to Kiniksa. Kiniksa will pay Regeneron 50% of its profits from sales of ARCALYST and the parties will not share in any losses incurred by Kiniksa in connection with commercialization of ARCALYST.
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

Results of Operations
Three Months Ended March 31, 2021 and 2020
Net Income

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Revenues	$2,528.7	$1,828.2
Operating expenses	1,416.0	1,128.1
Income from operations	1,112.7	700.1
Other income (expense)	140.3	(31.5)
Income before income taxes	1,253.0	668.6
Income tax expense	137.8	44.0
Net income	$1,115.2	$624.6

Net income per share - diluted	$10.09	$5.43
Revenues

	Three Months Ended March 31,
(In millions)	2021	2020	$ Change*
Net product sales in the United States:
EYLEA	$1,347.0	$1,172.0	$175.0
Libtayo	69.1	61.7	7.4
Praluent	43.3	*	*
REGEN-COV	262.2	—	262.2
Evkeeza	0.5	—	0.5
ARCALYST	2.2	3.0	(0.8)
Collaboration revenue:
Sanofi	364.8	246.9	117.9
Bayer	322.8	281.4	41.4
Roche	66.8	—	66.8
Other revenue	50.0	63.2	(13.2)
Total revenues	$2,528.7	$1,828.2	$700.5

* Net product sales of Praluent in the United States were recorded by Sanofi prior to April 1, 2020
Net Product Sales
Net product sales of EYLEA in the United States increased for the three months ended March 31, 2021, compared to the same period in 2020, due to higher sales volume partly offset by an increase in sales-related deductions primarily due to higher rebates and discounts.
Effective April 1, 2020, the Company became solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. Refer to "Collaboration, License, and Other Agreements - Sanofi - Antibody" section above for further details.

During the three months ended March 31, 2021, net product sales of REGEN-COV were recorded in connection with our July 2020 agreement with the U.S. government and the Company completed its final deliveries of drug product under this agreement. In January 2021, the Company announced an additional agreement to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. The Company expects to commence deliveries of drug product under this agreement during the second quarter of 2021. Refer to "Agreements Related to COVID-19 - U.S. Government" section above for further details.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2021	2020
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$260.6	$170.9
Reimbursement for manufacturing of commercial supplies(1)	105.6	80.1
Total Antibody	366.2	251.0
Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	(6.1)	(6.2)
Reimbursement for manufacturing of commercial supplies(1)	4.7	2.1
Total Immuno-oncology	(1.4)	(4.1)
Total Sanofi collaboration revenue	$364.8	$246.9

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Antibody
Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary. During the three months ended March 31, 2021, the change in our share of profits in connection with commercialization of antibodies, compared to the same period of 2020, was driven by higher Dupixent profits.

Regeneron's share of profits in connection with the commercialization of Dupixent, Praluent (through March 31, 2020), and Kevzara is summarized below:

	Three Months Ended March 31,
(In millions)	2021	2020
Dupixent, Praluent, and Kevzara net product sales(1)	$1,332.0	$995.1
Regeneron's share of collaboration profits	$289.9	$193.0
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(29.3)	(22.1)
Regeneron's share of profits in connection with commercialization of antibodies	$260.6	$170.9

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales	20%	17%

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

As described above under "Collaboration, License, and Other Agreements - Sanofi - Antibody", effective April 1, 2020, the Company became solely responsible for the development and commercialization of Praluent in the United States. Under the new agreement, Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States, and pays the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States.
Bayer Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2021	2020
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$308.9	$253.8
Reimbursement for manufacturing of commercial supplies(1)	13.9	27.6
Total Bayer collaboration revenue	$322.8	$281.4

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended March 31,
(In millions)	2021	2020
EYLEA net product sales outside the United States	$824.3	$681.7
Regeneron's share of collaboration profit from sales outside the United States	$323.7	$268.2
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(14.8)	(14.4)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$308.9	$253.8

Regeneron's net profit as a percentage of EYLEA net product sales outside the United States	37%	37%
Bayer records net product sales of EYLEA outside the United States. Bayer provides us with an estimate of our share of the profit, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit is adjusted accordingly, as necessary.

Roche Collaboration Revenue
As described above under "Agreements Related to COVID-19 - Roche", Roche distributes and records net product sales of the casirivimab with imdevimab antibody cocktail outside the United States. Roche provides us with an estimate of our share of the gross profits for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits is adjusted accordingly, as necessary.
Other Revenue
Other revenue decreased during the three months ended March 31, 2021, compared to the same period of 2020, primarily due to lower amounts recognized in connection with our agreement with BARDA related to funding of certain development activities for Inmazeb for the treatment of Ebola. This decrease was partly offset by the following items included within Other revenue for the three months ended March 31, 2021:
•a $20.0 million milestone payment received from Kiniksa in connection with our ARCALYST license agreement; and
•effective April 1, 2020, Sanofi's reimbursement for manufacturing commercial supplies of Praluent and royalties of 5% on Sanofi’s net product sales of Praluent outside the United States.
Expenses

	Three Months Ended March 31,
(In millions, except headcount data)	2021	2020	$ Change
Research and development(1)	$742.9	$583.9	$159.0
Selling, general, and administrative(1)	405.6	367.3	38.3
Cost of goods sold(2)	183.2	78.8	104.4
Cost of collaboration and contract manufacturing(3)	124.8	138.5	(13.7)
Other operating (income) expense, net	(40.5)	(40.4)	(0.1)
Total operating expenses	$1,416.0	$1,128.1	$287.9

Average headcount	9,447	8,030	1,417

(1) Includes costs incurred as well as cost reimbursements from collaborators who are not deemed to be our customers
(2) Cost of goods sold primarily includes costs in connection with producing commercial supplies for products that are sold by Regeneron in the United States (i.e., for which we record net product sales), any royalties we are obligated to pay on such sales, and amounts we are obligated to pay to Sanofi for its share of Libtayo U.S. gross profits

(3) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others
Operating expenses for the three months ended March 31, 2021 and 2020 included a total of $130.9 million and $105.8 million, respectively, of non-cash compensation expense related to equity awards granted under our long-term incentive plans.
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

	Three Months Ended March 31,
(In millions)	2021	2020*	$ Change
Direct research and development expenses:
REGEN-COV (casirivimab with imdevimab)	$208.8	—	$208.8
Libtayo (cemiplimab)	39.8	$36.0	3.8
Fasinumab	31.5	40.4	(8.9)
EYLEA	28.1	17.6	10.5
Dupixent (dupilumab)	27.4	34.4	(7.0)
Other product candidates in clinical development and other research programs	84.5	115.4	(30.9)
Total direct research and development expenses	420.1	243.8	176.3

Indirect research and development expenses:
Payroll and benefits	233.0	198.1	34.9
Lab supplies and other research and development costs	33.4	34.8	(1.4)
Occupancy and other operating costs	95.1	82.0	13.1
Total indirect research and development expenses	361.5	314.9	46.6

Clinical manufacturing costs	133.7	180.2	(46.5)

Reimbursement of research and development expenses by collaborators	(172.4)	(155.0)	(17.4)

Total research and development expenses	$742.9	$583.9	$159.0

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Research and development expenses included non-cash compensation expense of $69.7 million and $56.7 million for the three months ended March 31, 2021 and 2020, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to higher headcount-related costs, an increase in commercialization-related expenses for Libtayo, and an increase in expenditures related to new products. Selling, general, and administrative expenses also included non-cash compensation expense of $50.8 million and $40.3 million for the three months ended March 31, 2021 and 2020, respectively.
Cost of Goods Sold
Cost of goods sold increased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the recognition of manufacturing costs in connection with product sales of REGEN-COV (which commenced in the third quarter of 2020) and Praluent in the United States (which were recorded by Sanofi prior to April 1, 2020).

Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing decreased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the recognition of process validation costs during the three months ended March 31, 2020 in connection with manufacturing Inmazeb under our BARDA agreement; such costs did not recur during the three months ended March 31, 2021. This decrease was largely offset by the recognition of manufacturing costs associated with higher sales of Dupixent.
Other Operating (Income) Expense
Other operating (income) expense, net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with Sanofi IO, Teva, and MTPC collaborative arrangements.
Other Income (Expense)
Other income (expense), net, for the three months ended March 31, 2021, compared to the same period in 2020, was positively impacted by the recognition of unrealized gains on equity securities.
Income Taxes

	Three Months Ended March 31,
(In millions, except effective tax rate)	2021	2020
Income tax expense	$137.8	$44.0
Effective tax rate	11.0%	6.6%
Our effective tax rate for the three months ended March 31, 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by the reversal of liabilities related to uncertain tax positions, stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and federal tax credits for research activities. Our effective tax rate for the three months ended March 31, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31,	December 31,
(In millions)	2021	2020	$ Change
Financial assets:
Cash and cash equivalents	$1,437.9	$2,193.7	$(755.8)
Marketable securities - current	2,065.9	1,393.3	672.6
Marketable securities - noncurrent	3,543.7	3,135.6	408.1
	$7,047.5	$6,722.6	$324.9

Borrowings:
Long-term debt	$1,978.9	$1,978.5	$0.4

Working capital:
Current assets	$10,055.1	$9,779.1	$276.0
Current liabilities	3,217.8	2,697.4	520.4
	$6,837.3	$7,081.7	$(244.4)
As of March 31, 2021, we also had borrowing availability of $750.0 million under a revolving credit facility.

Sources and Uses of Cash for the Three Months Ended March 31, 2021 and 2020

	As of March 31,
(In millions)	2021	2020	$ Change
Cash flows provided by operating activities	$668.5	$698.0	$(29.5)
Cash flows used in investing activities	$(1,059.0)	$(443.2)	$(615.8)
Cash flows (used in) provided by financing activities	$(366.4)	$335.6	$(702.0)
Cash Flows from Operating Activities
Our net income for the three months ended March 31, 2021 included $143.9 million related to net unrealized gains on equity securities (included in other non-cash items). Inventories increased as of March 31, 2021, compared to December 31, 2020, partially (i) due to REGEN-COV production in connection with our agreement to supply drug product to the U.S. government, and (ii) as a result of purchasing additional raw materials in anticipation of potential disruptions to our supply chain due to the COVID-19 pandemic and additional production at our manufacturing facilities.
Cash Flows from Investing Activities
Capital expenditures during the three months ended March 31, 2021 included costs associated with the expansion of our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, including construction of a fill/finish facility and related equipment. We expect to incur capital expenditures of $585 million to $650 million for the full year of 2021 primarily in connection with the continued expansion of our manufacturing facilities, including the fill/finish facility, and the expansion of our research facilities.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $95.0 million during the three months ended March 31, 2021, compared to $811.4 million during the three months ended March 31, 2020.
In November 2019, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. As of December 31, 2020, the Company had repurchased the entire $1.0 billion of its Common Stock that it was authorized to repurchase under this program.
In January 2021, our board of directors authorized a new share repurchase program to repurchase up to $1.5 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the November 2019 share repurchase program. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. We plan to finance the share repurchase program with available cash.
During the three months ended March 31, 2021, we repurchased 690,265 shares of our Common Stock under the January 2021 program and recorded the cost of the shares received, or $323.5 million, as Treasury Stock. As of March 31, 2021, $1.177 billion remained available for share repurchases under the program.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed February 8, 2021). There have been no material changes to our critical accounting policies and use of estimates during the three months ended March 31, 2021.
Future Impact of Recently Issued Accounting Standards
As of March 31, 2021, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed February 8, 2021). There have been no material changes to our market risks or to our management of such risks as of March 31, 2021.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Sales of our products are dependent on the availability and extent of reimbursement from third-party payors, including private payors and government programs such as Medicare and Medicaid, which could change due to various factors such as drug price control measures that have been or may be introduced in the United States by various federal and state authorities.
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
In addition, infections and deaths related to COVID-19 have disrupted and may continue to disrupt the United States' healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay, FDA review and potential approval of our product candidates and new indications for our marketed products. It is unknown how long these disruptions could continue. In addition, some of our clinical trials have been and may continue to be affected by the COVID-19 pandemic. This impact includes delays in site initiation and patient enrollment due to prioritization of hospital resources toward the COVID-19 pandemic, patients' inability to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, and restrictions on trial initiations imposed by hospitals and other trial sites as a result of the COVID-19 pandemic. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been and may continue to be delayed or disrupted. We continue to evaluate the adverse impact of the COVID-19 pandemic on an individual trial basis. The disruptions caused by the COVID-19 pandemic may further negatively impact the progress of our clinical trials, including the readouts of trial results, the timing of regulatory review, and any anticipated program milestones. Further, while we continue to focus on developing REGEN-COV to address the COVID-19 pandemic, our research programs and the development of our other product candidates may need to be further de-prioritized. Any elongation or de-prioritization of our research and development programs and clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, which would increase our operating expenses and may have a material adverse effect on our operating results.
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it previously caused significant disruption of global financial markets and could cause more economic disruption in the future, making it more difficult for us to access capital if needed. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our Common Stock.
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
In response to the recent global outbreak of COVID-19, we are pursuing the development, manufacturing, and commercialization of REGEN-COV, a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus that received an EUA from the FDA in November 2020. There can be no assurance with respect to how long the EUA will remain in effect, whether the EUA will be revised (such as to provide for a lower authorized dose level or subcutaneous administration or to include COVID-19 prevention) based on new clinical trial results or otherwise, and whether the EUA is revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. In addition, while the EUA was granted following our announcement of positive results from the ongoing Phase 2/3 seamless trial in non-hospitalized patients with COVID-19 and we have further announced positive Phase 3 results in March 2021 and April 2021 (as discussed in Part I, Item 2. "Management's Discussion and Analysis

of Financial Condition and Results of Operations – Additional Information – Clinical Development Programs"), there are multiple ongoing clinical trials to evaluate the safety and efficacy of the antibody cocktail and there is no assurance of favorable results from any ongoing or future clinical trials, the timing of their completion, or the FDA's or other regulatory authorities' favorable determinations based on data from any such clinical trial. It is also possible that the FDA and other regulatory authorities may not grant the antibody cocktail full marketing approval for the treatment of COVID-19, or that any marketing approvals, if granted, may have significant limitations on its use. Further, other parties may be successful in developing a more effective treatment for COVID-19; and utilization of REGEN-COV may also be adversely impacted by other factors, such as the rollout of vaccines providing acquired immunity against COVID-19. As a result, we may never be successful in fully commercializing REGEN-COV. The intense public interest, including speculation by the media, in the development and commercialization of REGEN-COV has caused significant volatility in our stock price, which may continue as data and other information from the ongoing and any future clinical trials evaluating REGEN-COV and third-party product candidates for the treatment or prevention of COVID-19 as well as any other regulatory actions become public.
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
In addition, our internal manufacturing capacity may not be sufficient to cover the demand for REGEN-COV. While we have entered into a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV, we cannot be certain that this collaboration will result in the anticipated increase in the current manufacturing and distribution capacity for REGEN-COV or that any increased manufacturing and distribution capacity will be sufficient. In addition, we rely entirely on third parties for filling and finishing services for REGEN-COV. Our third-party fill/finish providers may not have sufficient capacity or may otherwise not be able to provide such services on a timely basis in the quantities requested (such as because they devote their capacity to other drugs or vaccines against COVID-19), which we have recently experienced. The ability of our third-party providers to deliver such services to us may further be adversely impacted by the imposition of government restrictions or limitations (including those that may be imposed under the Defense Production Act). If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms or at all, we may experience delays in the development, manufacturing, and distribution of REGEN-COV, which could, among other things, prevent us from meeting our supply target under our January 2021 agreement with the U.S. government.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the three months ended March 31, 2021 and 2020, EYLEA net sales in the United States represented 53% and 64% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
In addition, we are dependent on our share of profits from the commercialization of Dupixent under our Antibody Collaboration with Sanofi. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition would be materially harmed.
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
•the outcome of the pending proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV (described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
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

In addition, in order for private insurance and governmental payors (such as Medicare and Medicaid in the United States) to reimburse the cost of our marketed products, we must maintain, among other things, our FDA registration and our National Drug Code, formulary approval by PBMs, and recognition by insurance companies and the Centers for Medicare & Medicaid Services (the "CMS"). There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage, as discussed further below) of our current and future marketed products, which may have a material adverse effect on our business.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. President Biden and various members of his administration and the current U.S. Congress have indicated that lowering drug prices continues to be a legislative and political priority. Proposals aimed at drug pricing recently introduced at the federal level include measures that would index the price of certain drugs to international pricing, allow the government to negotiate prescription drug prices for Medicare, and permit the importation of drugs from other countries into the United States at lower prices. Another recent example is the September 2020 "MFN Executive Order" issued by former President Trump and the related interim final rule (the "MFN Interim Final Rule") issued by HHS, acting through CMS, to implement rulemaking to test a payment model (the "MFN Model") pursuant to which Medicare would pay no more than the "most-favored-nation price" within the member countries of the Organization for Economic Co-operation and Development for certain drugs covered by Medicare Part B (such as EYLEA) and Part D. As previously reported, while preliminary injunctive relief preventing the MFN Interim Final Rule from becoming effective on January 1, 2021 has been granted and such relief has not been appealed, if the MFN Interim Final Rule is not permanently enjoined or repealed or the MFN Model is otherwise implemented, this would have a material adverse impact on the extent of Medicare reimbursements for EYLEA and our results of operations. See Note 12 to our Condensed Consolidated Financial Statements for further details regarding the lawsuit relating to the MFN Interim Final Rule filed by Regeneron. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
There is also significant actual and potential future competition for other products marketed or otherwise commercialized by us and/or our collaborators under our collaboration agreements with them. For example, there are several companies that are marketing and/or developing antibodies or other molecules (such as small interfering RNA molecules, or siRNAs) against PCSK9, ANGPTL3 and IL-6 and/or IL-6R, which currently (or, for product candidates in development, may in the future if approved) compete with Praluent, Evkeeza, and Kevzara, respectively.
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
In addition, under the terms of our Antibody Collaboration and our IO Collaboration, we and Sanofi co-commercialize Dupixent and Libtayo in the United States. As a result, we rely in part on Sanofi's sales and marketing organization in the United States for these products. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of any of such products may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent in the United States. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent and Libtayo in countries outside the United States. While we recently exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States and expect to commence this co-commercialization later this year, we will continue to rely in part on Sanofi's sales and marketing organization in such jurisdictions and there can be no assurance that we will be able to commence or successfully conduct such co-commercialization in the expected time frame or at all.
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
We sell EYLEA, Libtayo, Praluent, and ARCALYST in the United States to several distributors and specialty pharmacies, as applicable. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the three months ended March 31, 2021, our gross product sales of such products to two customers accounted on a combined basis for 75% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. Further, as discussed under "Risks Related to the COVID-19 Pandemic - We face risks related to the development, manufacturing, and commercialization of REGEN-COV" above, we have entered into agreements with the U.S. government to manufacture and supply REGEN-COV. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have an organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish commercial capabilities outside the United States if we decide to co-commercialize a product outside the United States. For example, we recently exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, and we have taken initial steps to establish commercial capabilities in such jurisdictions. In addition, there may be other circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or our existing collaborator decides not to opt in, decides to opt out, or breaches its obligations to us with respect to a particular product.

In order to commercialize or co-commercialize any products outside the United States, we must build our sales, marketing, distribution, managerial, and other non-technical capabilities in the relevant markets or make arrangements with third parties to perform these services, any of which will likely be expensive and time consuming and could delay product launch or the co-commercialization of a product in one or more markets outside the United States. We cannot be certain that we will be able to successfully develop commercial capabilities outside the United States (including as it relates to Dupixent) within an acceptable time frame, without incurring substantial expenses, or at all. These and other difficulties relating to commercializing our products outside the United States may severely harm our business, prospects, operating results, and financial condition.
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
The FDA and comparable foreign regulatory authorities enforce Good Clinical Practices ("GCPs") and other regulations and legal requirements through periodic inspections of trial sponsors, clinical research organizations ("CROs"), principal investigators, and trial sites. If we or any of the third parties conducting our clinical studies are determined to have failed to fully comply with GCPs, the study protocol or applicable regulations, the clinical data generated in those studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA or foreign regulatory authorities such as the EC, or we or the FDA or such other regulatory authorities may decide to conduct additional inspections or require additional clinical studies, which would delay our development programs, require us to incur additional costs, and could substantially harm our business, prospects, operating results, and financial condition.
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
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in foreign jurisdictions. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities often also have the authority to require post-approval studies, such as a post-authorization safety study ("PASS") and/or post-authorization efficacy study ("PAES"), which involve various risks similar to those described above, and may ask for additional data in order to begin a clinical study including phase 3 clinical trials required to submit a MAA in the EU. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in foreign countries before we can market that product or any other product in those countries.
Furthermore, in the European Economic Area ("EEA"), if we do not manage to retain a Qualified Person for Pharmacovigilance ("QPPV"), to maintain a Pharmacovigilance System Master File ("PSMF"), or to comply with other pharmacovigilance obligations, we may be at risk of our clinical trials being closed prematurely, our marketing authorization being suspended, and we may be subject to other enforcement actions by the national competent authorities of the EEA or the EC.
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
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our Company, have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness, and clinical trials evaluating our product candidates failed to meet the relevant endpoints. For example, in August 2017, we reported that the Phase 3 study evaluating suptavumab, an antibody to RSV, did not meet its primary endpoint of preventing medically-attended RSV infections in infants; as a result, we discontinued further clinical development of this antibody. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and analogous foreign regulatory authorities may deem the results insufficient for an approval.
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
We are studying our product candidates in a wide variety of indications in clinical trials. Many of these trials are exploratory studies designed to evaluate the safety profile of these compounds and to identify what diseases and uses, if any, are best suited for these product candidates. These product candidates may not demonstrate the requisite efficacy and/or safety profile to support continued development for some or all of the indications that are being, or are planned to be, studied, which would diminish our clinical "pipeline" and could negatively affect our future prospects and the value of our Company.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 (which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse) is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal). We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. For example, on February 11, 2020, anonymous parties filed two requests for ex parte reexamination of two of our patents - U.S. Patent Nos. 10,406,226 (the "'226 Patent") and 10,464,992 (the "'992 Patent"), and the USPTO has granted both requests to initiate reexamination proceedings. In addition, as described in Note 12 to our Condensed Consolidated Financial Statements, on January 7, 2021, Chengdu Kanghong Biotechnology Co., Ltd. filed a petition for inter partes review of the '992 Patent and a post-grant review petition of U.S. Patent No. 10,828,345 (the "'345 Patent"). The '226 Patent concerns methods for manufacturing VEGF antagonist fusion proteins, including aflibercept, the '992 Patent concerns formulations and vials containing VEGF antagonist fusion proteins, including aflibercept; and the '345 Patent concerns methods for treating angiogenic eye disorders by administering VEGF antagonist fusion proteins, including aflibercept. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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

We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent and patent infringement proceedings relating to Dupixent, as described in Note 12 to our Condensed Consolidated Financial Statements. In addition, we are currently party to patent infringement and other proceedings relating to EYLEA and REGEN-COV, as described in Note 12 to our Condensed Consolidated Financial Statements.
We are aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies; antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis with such antibodies; antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies; and antibodies to PD-1 and methods of treating cancer with such antibodies. In addition to Dupixent (dupilumab), Libtayo (cemiplimab), Praluent (alirocumab), and Kevzara (sarilumab), our late-stage antibody-based pipeline includes REGEN-COV, a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus; fasinumab, an antibody to NGF; garetosmab, an antibody to Activin A; pozelimab, an antibody to C5; odronextamab, a bispecific antibody targeting CD20 and CD3; itepekimab, an antibody to IL-33; REGN5458, a bispecific antibody targeting BCMA and CD3; and REGN5713-5714-5715, a multi-antibody therapy to Bet v 1.
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
Under the federal Patient Protection and Affordable Care Act ("PPACA"), there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-approved biological product. The PPACA provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened if, for example, the PPACA is amended.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. For example, our internal manufacturing capacity may not be sufficient to cover the demand for REGEN-COV, our novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus, which in November 2020 received an EUA from the FDA for the treatment of mild to moderate COVID-19. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. For example, as described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in August 2020, we announced a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV. We cannot be certain that this collaboration will result in the anticipated increase in the current manufacturing and distribution capacity for REGEN-COV or that any increased manufacturing and distribution capacity will be sufficient. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services, including with respect to drug-delivery devices (such as a pre-filled syringe, patch pump, auto-injector, or other delivery system). Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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

In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we are in the process of constructing fill/finish facilities (refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for information about expected capital expenditures relating to this and other projects). Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
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
We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B drug pricing program (the "340B program"), the U.S. Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program, and the Tricare Retail Pharmacy Program.
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
The HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1,

2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our financial results. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution ("ADR") process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. The Internal Revenue Service or other domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns (see also Note 9 to our Condensed Consolidated Financial Statements included in this report). Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). There are various U.S. tax law changes under consideration, including increases to the corporate income tax rates on both domestic and foreign income, that could have significant impact on our tax liability. Increases to the income tax rate or other changes to the tax law could materially impact our tax provision, cash tax liability, and effective tax rate. In addition, recommendations by the Organization for Economic Co-operation and Development and the European Union could require companies to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny. Even though we regularly assess the information provided to tax authorities in determining the appropriateness of our tax reserves, such tax authorities could take a position that is contrary to our expectations, and the result could adversely affect our provision for income tax and our current rate.
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
Under our IO Collaboration, Sanofi also funds half of the development expenses incurred in connection with the clinical development of Libtayo, subject to an agreed-upon development budget. We also rely on Sanofi to lead commercialization efforts outside the United States for Libtayo. Following Sanofi's decision not to elect to co-develop MUC16xCD3 Program antibodies and the BCMAxCD3 Program antibodies under our IO Collaboration, we are required to fund and conduct on our own all such efforts to support those product candidates.
If Sanofi terminates the Antibody Collaboration or the IO Collaboration or fails to comply with its payment obligations under any of our collaborations, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates it is co-developing with us, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for products commercialized under our Antibody Collaboration or our IO Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration or the IO Collaboration would create substantial new and additional risks to the successful development and commercialization of the products subject to such collaborations, particularly outside the United States.

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
In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, and to oversee and monitor the security measures of our suppliers and/or service providers, there can be no assurance that our efforts will prevent service interruptions or security breaches. In addition, we depend in part on third-party security measures over which we do not have full control to protect against data security breaches.
If we or our suppliers and/or service providers fail to maintain or protect our information technology systems and data security effectively, or fail to anticipate, plan for, or manage significant disruptions to these systems, we or our suppliers and/or service providers could have difficulty preventing, detecting, or controlling such disruptions or security breaches, which could result in legal proceedings, liability under laws that protect the privacy of personal information, disruptions to our operations, and damage to our reputation, which could have a material adverse effect on our business, prospects, operating results, and financial condition.
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
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, there is no guarantee that we will have the ability to pay the principal amount due on the Notes at maturity or redeem, repurchase, or refinance the Notes prior to maturity on acceptable terms or at all. In addition, in March 2017, we completed a $720.0 million lease financing for our existing corporate headquarters and other rentable area consisting of approximately 150 acres of predominately office buildings and laboratory space located in Tarrytown, New York, which will become due and payable in full in March 2022 unless extended with the consent of all the participants and subject to certain other conditions. Our ability to refinance or to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of our marketed products, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
Our indebtedness could adversely impact our business.
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of March 31, 2021, we had an aggregate of $2.697 billion of outstanding indebtedness under the Notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of March 31, 2021, we had $1.438 billion in cash and cash equivalents and $5.610 billion in marketable securities (including $1.002 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
The elimination of LIBOR could adversely affect our business, operating results, and financial condition.
We are subject to risks related to uncertainty regarding the London Interbank Offered Rate ("LIBOR"). LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform, which may cause LIBOR to cease to exist after 2021 or to perform differently than in the past. While we expect that alternatives to LIBOR will be implemented prior to the 2021 target date or that the 2021 cessation date may be extended, we cannot predict the consequences and timing of these developments. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years. There is currently limited information regarding the future utilization of LIBOR or of any particular replacement rate. A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our outstanding variable-rate indebtedness (if any), as well as floating-rate debt securities in our investment portfolio. For example, if a published U.S. dollar LIBOR is unavailable after 2021, interest for borrowings (if any) with an interest rate based on the LIBOR rate under our revolving credit facility, which are indexed to LIBOR, will be determined using various alternative methods, any of which may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 13, 2021, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 41.5% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 13, 2021. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In January 2021, our board of directors authorized a share repurchase program to repurchase up to $1.5 billion of our Common Stock (of which $1.177 billion remained available as of March 31, 2021). Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 13, 2021, holders of Class A Stock held 15.0% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 13, 2021:
•our current executive officers and directors beneficially owned 8.7% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 13, 2021, and 20.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 13, 2021; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 41.5% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 13, 2021. In addition, these five shareholders plus our Chief Executive Officer held approximately 48.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 13, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase program, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended March 31, 2021. Refer to Part I, Item 2. "Liquidity and Capital Resources" for further details of the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
2/1/2021–2/28/2021	240,688		$470.36	239,625		$1,387,271,680
3/1/2021–3/31/2021	450,640		$467.68	450,640		$1,176,514,240
Total	691,328	(a)		690,265	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1*	Supply Agreement, dated as of January 12, 2021, by and between Regeneron Pharmaceuticals, Inc. (the "Registrant") and the U.S. Army Contracting Command, New Jersey.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	May 6, 2021	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)