Form 10-Q
period 2021-06-30
REGENERON PHARMACEUTICALS, INC.
filed 2021-08-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of July 23, 2021:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,848,970
Common Stock, $.001 par value	105,106,409

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®," "Evkeeza®," "EYLEA®," "Inmazeb™," "Libtayo®" (in the United States), "Praluent®" (in the United States), "REGEN-COV™," "Regeneron®," "Regeneron Genetics Center®," "Ronapreve™," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT™," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,072.2	$2,193.7
Marketable securities	1,838.6	1,393.3
Accounts receivable, net	6,998.6	4,114.7
Inventories	1,983.9	1,916.6
Prepaid expenses and other current assets	444.3	160.8
Total current assets	13,337.6	9,779.1

Marketable securities	3,900.3	3,135.6
Property, plant, and equipment, net	3,358.5	3,221.6
Deferred tax assets	746.6	858.9
Other noncurrent assets	142.9	168.1
Total assets	$21,485.9	$17,163.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$476.0	$475.5
Accrued expenses and other current liabilities	2,018.0	1,644.2
Finance lease liabilities	718.4	—
Deferred revenue	520.0	577.7
Total current liabilities	3,732.4	2,697.4

Long-term debt	1,979.2	1,978.5
Finance lease liabilities	—	717.2
Deferred revenue	50.7	57.8
Other noncurrent liabilities	596.3	687.1
Total liabilities	6,358.6	6,138.0

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,848,970 in 2021 and 2020	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 122,527,112 in 2021 and 121,533,460 in 2020	0.1	0.1
Additional paid-in capital	7,225.8	6,716.2
Retained earnings	15,107.1	10,893.0
Accumulated other comprehensive income	15.7	29.3
Treasury Stock, at cost; 17,656,256 shares in 2021 and 16,431,520 shares in 2020	(7,221.4)	(6,613.3)
Total stockholders' equity	15,127.3	11,025.3
Total liabilities and stockholders' equity	$21,485.9	$17,163.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statements of Operations
Revenues:
Net product sales	$4,137.8	$1,226.9	$5,862.1	$2,463.6
Collaboration revenue	954.7	513.3	1,709.1	1,041.6
Other revenue	46.0	211.8	96.0	275.0
	5,138.5	1,952.0	7,667.2	3,780.2

Expenses:
Research and development	714.2	722.0	1,457.1	1,305.9
Selling, general, and administrative	414.7	348.3	820.3	715.6
Cost of goods sold	539.4	102.5	722.6	181.3
Cost of collaboration and contract manufacturing	154.3	173.0	279.1	311.5
Other operating (income) expense, net	(31.3)	(50.2)	(71.8)	(90.6)
	1,791.3	1,295.6	3,207.3	2,423.7

Income from operations	3,347.2	656.4	4,459.9	1,356.5

Other income (expense):
Other income (expense), net	420.0	272.2	574.9	246.8
Interest expense	(14.4)	(9.7)	(29.0)	(15.8)
	405.6	262.5	545.9	231.0

Income before income taxes	3,752.8	918.9	5,005.8	1,587.5

Income tax expense	653.9	21.6	791.7	65.6

Net income	$3,098.9	$897.3	$4,214.1	$1,521.9

Net income per share - basic	$29.51	$8.19	$40.06	$13.87
Net income per share - diluted	$27.97	$7.61	$38.07	$13.03

Weighted average shares outstanding - basic	105.0	109.6	105.2	109.7
Weighted average shares outstanding - diluted	110.8	117.9	110.7	116.8

Statements of Comprehensive Income
Net income	$3,098.9	$897.3	$4,214.1	$1,521.9
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities	(0.8)	44.6	(14.1)	15.8
Unrealized gain (loss) on cash flow hedges	0.3	—	0.5	(1.4)
Comprehensive income	$3,098.4	$941.9	$4,200.5	$1,536.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	1.8	—	121.5	$0.1	$6,716.2	$10,893.0	$29.3	(16.4)	$(6,613.3)	$11,025.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.5	—	93.9	—	—	—	—	93.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(66.4)	—	—	—	—	(66.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	8.5	—	—	—	1.5	10.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.7)	(323.5)	(323.5)
Stock-based compensation charges	—	—	—	—	135.6	—	—	—	—	135.6
Net income	—	—	—	—	—	1,115.2	—	—	—	1,115.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13.1)	—	—	(13.1)
Balance, March 31, 2021	1.8	—	121.9	0.1	6,887.8	12,008.2	16.2	(17.1)	(6,935.3)	11,977.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.7	—	216.6	—	—	—	—	216.6
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(26.1)	—	—	—	—	(26.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	11.6	—	—	—	2.5	14.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(288.6)	(288.6)
Stock-based compensation charges	—	—	—	—	135.9	—	—	—	—	135.9
Net income	—	—	—	—	—	3,098.9	—	—	—	3,098.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.5)	—	—	(0.5)
Balance, June 30, 2021	1.8	—	122.5	$0.1	$7,225.8	$15,107.1	$15.7	(17.7)	$(7,221.4)	$15,127.3

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	1.8	—	113.3	$0.1	$4,428.6	$7,379.8	$21.1	(4.9)	$(739.9)	$11,089.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	3.1	—	817.4	—	—	—	—	817.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(155.1)	—	—	—	—	(155.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.5	—	—	—	2.1	14.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.8)	(336.0)	(336.0)
Stock-based compensation charges	—	—	—	—	108.0	—	—	—	—	108.0
Net income	—	—	—	—	—	624.6	—	—	—	624.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(30.2)	—	—	(30.2)
Balance, March 31, 2020	1.8	—	116.0	0.1	5,211.4	8,004.4	(9.1)	(5.7)	(1,073.8)	12,133.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	4.4	—	1,355.5	—	—	—	—	1,355.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.6)	—	(416.5)	—	—	—	—	(416.5)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	7.4	—	—	—	2.7	10.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(9.9)	(5,071.8)	(5,071.8)
Stock-based compensation charges	—	—	—	—	105.2	—	—	—	—	105.2
Net income	—	—	—	—	—	897.3	—	—	—	897.3
Other comprehensive income, net of tax	—	—	—	—	—	—	44.6	—	—	44.6
Balance, June 30, 2020	1.8	—	119.8	$0.1	$6,263.0	$8,901.7	$35.5	(15.6)	$(6,142.9)	$9,057.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,214.1	$1,521.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138.5	114.9
Non-cash compensation expense	276.4	209.3
Gains on marketable and other securities, net	(553.9)	(199.6)
Other non-cash items, net	192.6	23.8
Deferred taxes	51.8	118.0
Changes in assets and liabilities:
Increase in accounts receivable	(2,883.9)	(47.1)
Increase in inventories	(221.5)	(233.4)
(Increase) decrease in prepaid expenses and other assets	(277.8)	33.8
(Decrease) increase in deferred revenue	(64.8)	78.9
Increase in accounts payable, accrued expenses, and other liabilities	423.7	20.9
Total adjustments	(2,918.9)	119.5
Net cash provided by operating activities	1,295.2	1,641.4

Cash flows from investing activities:
Purchases of marketable and other securities	(1,886.5)	(1,533.5)
Sales or maturities of marketable and other securities	1,217.1	2,843.7
Capital expenditures	(263.8)	(300.0)
Net cash (used in) provided by investing activities	(933.2)	1,010.2

Cash flows from financing activities:
Proceeds from bridge loan facility	—	1,500.0
Proceeds from issuance of Common Stock	308.2	2,168.0
Payments in connection with Common Stock tendered for employee tax obligations	(180.7)	(571.6)
Repurchases of Common Stock	(612.1)	(5,373.6)
Net cash used in financing activities	(484.6)	(2,277.2)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(122.6)	374.4

Cash, cash equivalents, and restricted cash at beginning of period	2,207.3	1,630.3

Cash, cash equivalents, and restricted cash at end of period	$2,084.7	$2,004.7

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
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
2. Product Sales
Net product sales consist of the following:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
Net Product Sales in the United States	2021		2020	2021		2020
EYLEA®	$1,424.7		$1,113.7	$2,771.7		$2,285.7
Libtayo®	78.0		63.3	147.1		125.0
Praluent®	41.9		47.2	85.2		47.2	*
REGEN-COV™	2,591.2		—	2,853.4		—
Evkeeza®	2.0		—	2.5		—
ARCALYST®	—	**	2.7	2.2	**	5.7
	$4,137.8		$1,226.9	$5,862.1		$2,463.6

* Effective April 1, 2020, the Company became solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. Previously, Sanofi recorded net product sales of Praluent in the United States. See Note 3 for further details.

** Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States. Previously, the Company recorded net product sales of ARCALYST in the United States.
As of June 30, 2021 and December 31, 2020, the Company had $5.881 billion and $3.112 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and six months ended June 30, 2021 and 2020. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Besse Medical, a subsidiary of AmerisourceBergen Corporation	22%	53%	30%	53%
McKesson Corporation	14%	32%	19%	34%
U.S. Government (see Note 3)	57%	—	43%	—

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2021	2020	2021	2020
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Collaboration revenue	$327.6	$171.9	$588.2	$342.8
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$110.9	$100.6	$216.5	$180.7
Reimbursement of research and development expenses	Reduction of Research and development expense	$46.5	$51.3	$77.1	$128.9
Regeneron's obligation for its share of Sanofi research and development expenses	Research and development expense	$(10.6)	$(24.9)	$(22.5)	$(41.6)
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$78.3	$86.0	$137.9	$177.2

Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	Collaboration revenue	$(3.5)	$(6.4)	$(9.6)	$(12.6)
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$2.7	$3.0	$7.4	$5.1
Reimbursement of research and development expenses	Reduction of Research and development expense	$22.5	$47.0	$44.4	$86.9
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$20.7	$14.3	$39.2	$24.7
Regeneron's obligation for its share of Sanofi commercial expenses	Selling, general, and administrative expense	$(10.9)	$(4.4)	$(18.6)	$(8.9)
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(34.4)	$(28.2)	$(64.8)	$(55.0)
Amounts recognized in connection with up-front payments received	Other operating income	$20.7	$20.5	$43.6	$37.0
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
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	June 30,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$474.7	$407.7
Deferred revenue	$459.0	$347.7

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
Effective December 31, 2018, the Company and Sanofi entered into an Amended and Restated Immuno-oncology Discovery and Development Agreement ("Amended IO Discovery Agreement"), which narrowed the scope of the existing discovery and development activities conducted by the Company under the 2015 IO Discovery Agreement to developing therapeutic bispecific antibodies targeting (i) BCMA and CD3 (the "BCMAxCD3 Program") and (ii) MUC16 and CD3 (the "MUC16xCD3 Program") through clinical proof-of-concept. During the first quarter of 2021, Sanofi did not exercise its options to license rights to these product candidates; as a result, we retain the exclusive right to develop and commercialize such product candidates and Sanofi will receive a royalty on sales (if any). In addition, the Company has no further obligations to develop drug product candidates under the Amended IO Discovery Agreement.
Under the terms of the Immuno-oncology License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo (cemiplimab), an antibody targeting the receptor known as programmed cell death protein 1 (PD-1). The parties share equally, on an ongoing basis, agreed-upon development and commercialization expenses for Libtayo. The Company has principal control over the development of Libtayo and leads commercialization activities in the United States (see Note 2 for related product sales information), while Sanofi leads commercialization activities outside of the United States. The parties share equally in profits and losses in connection with the commercialization of Libtayo.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	June 30,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$(6.8)	$(6.5)
Deferred revenue	$11.4	$10.7
Other liabilities	$238.0	$280.9
Other liabilities include up-front payments received from Sanofi for which recognition has been deferred.
The aggregate amount of the estimated consideration under the IO Collaboration related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of June 30, 2021 was $474.4 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.

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
Amounts recognized in our Statements of Operations in connection with our Bayer EYLEA collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2021	2020	2021	2020
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	Collaboration revenue	$335.4	$230.9	$644.3	$484.7
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$13.7	$13.3	$27.6	$40.9
Reimbursement of research and development expenses	Reduction of Research and development expense	$9.9	$10.8	$20.7	$22.8
Regeneron's obligation for its share of Bayer research and development expenses	Research and development expense	$(10.9)	$(5.3)	$(23.4)	$(13.4)
The following table summarizes contract balances in connection with our Bayer EYLEA collaboration:

	June 30,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$342.3	$336.2
Deferred revenue	$98.8	$99.7
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
Amounts recognized in our Statements of Operations in connection with our collaboration with Teva are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2021	2020	2021	2020
Reimbursement of research and development expenses	Reduction of Research and development expense	$11.7	$31.0	$31.5	$56.2
Amounts recognized in connection with up-front and development milestone payments received	Other operating income	$7.2	$20.7	$19.4	$37.3
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	June 30,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$11.6	$27.7
Other liabilities	$47.2	$66.8
Other liabilities include up-front and development milestone payments received from Teva for which recognition has been deferred.

The aggregate amount of the estimated consideration under the Teva Collaboration Agreement related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of June 30, 2021 was $105.1 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
d. U.S. Government
REGEN-COV (casirivimab and imdevimab)
In the first quarter of 2020, we announced an expansion of our Other Transaction Agreement with the Biomedical Advanced Research Development Authority ("BARDA"), pursuant to which the U.S. Department of Health and Human Services ("HHS") was obligated to fund certain of our costs incurred for research and development activities related to COVID-19 treatments.
In July 2020, we entered into an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government.
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government was obligated to purchase all filled and finished doses of drug product delivered by June 30, 2021, and agreed to acquire such doses at the lowest treatment dose authorized or approved by the FDA for the indication authorized under the Emergency Use Authorization ("EUA").
The Company has completed its final deliveries of drug product under the agreements described above. See Note 2 for REGEN-COV net product sales recognized in connection with these agreements during the three and six months ended June 30, 2021.
e. Roche
In August 2020, we entered into a collaboration agreement (the "Roche Collaboration Agreement") with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve™ in other countries). We lead global development activities for casirivimab and imdevimab, and the parties jointly fund certain ongoing studies, as well as any mutually agreed additional new global studies to evaluate further the potential of casirivimab and imdevimab in treating or preventing COVID-19.
Under the terms of the agreement, each party is obligated to dedicate a certain amount of manufacturing capacity to casirivimab and imdevimab each year. We distribute the product in the United States and Roche distributes the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market.
Amounts recognized in our Statements of Operations in connection with the Roche Collaboration Agreement are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2021	2020	2021	2020
Regeneron's share of gross profits in connection with sales of casirivimab and imdevimab	Collaboration revenue	$167.9	—	$234.7	—
Reimbursement of research and development expenses	Reduction of Research and development expense	$41.0	—	$127.8	—

The following table summarizes contract balances in connection with the Roche Collaboration Agreement:

	June 30,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$209.2	$77.1
f. Intellia
In 2016, we entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. The parties collaborate to conduct research for the discovery, development, and commercialization of new therapies, in addition to the research and technology development of the CRISPR/Cas9 platform.
In May 2020, we expanded our existing collaboration with Intellia to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the parties to jointly develop potential products for the treatment of hemophilia A and B. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the agreement, we made a $70.0 million up-front payment and purchased 925,218 shares of Intellia common stock for an aggregate purchase price of $30.0 million. The up-front payment and the amount paid in excess of the fair market value of the shares purchased, or $15.0 million, were recorded to Research and development expense during the three months ended June 30, 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Net income - basic and diluted	$3,098.9	$897.3	$4,214.1	$1,521.9

Weighted average shares - basic	105.0	109.6	105.2	109.7
Effect of dilutive securities:
Stock options	4.8	7.8	4.7	6.7
Restricted stock awards and restricted stock units	1.0	0.5	0.8	0.4
Weighted average shares - diluted	110.8	117.9	110.7	116.8

Net income per share - basic	$29.51	$8.19	$40.06	$13.87
Net income per share - diluted	$27.97	$7.61	$38.07	$13.03
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2021	2020	2021	2020
Stock options	5.0	0.1	5.0	3.5

5. Marketable Securities
Marketable securities as of June 30, 2021 and December 31, 2020 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of June 30, 2021	Cost Basis	Gains	Losses	Value
Corporate bonds	$3,685.9	$24.3	$(3.5)	$3,706.7
U.S. government and government agency obligations	177.4	0.7	(0.1)	178.0
Sovereign bonds	64.9	0.7	(0.1)	65.5
Commercial paper	215.9	—	—	215.9
Certificates of deposit	171.4	0.1	—	171.5
	$4,315.5	$25.8	$(3.7)	$4,337.6

As of December 31, 2020
Corporate bonds	$3,053.0	$37.5	$(0.2)	$3,090.3
U.S. government and government agency obligations	127.6	1.3	—	128.9
Sovereign bonds	65.2	1.1	—	66.3
Commercial paper	276.0	0.1	—	276.1
Certificates of deposit	127.4	0.1	—	127.5
	$3,649.2	$40.1	$(0.2)	$3,689.1
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of June 30, 2021 mature at various dates through June 2026. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	June 30,	December 31,
(In millions)	2021	2020
Maturities within one year	$1,838.6	$1,393.3
Maturities after one year through five years	2,499.0	2,295.8
	$4,337.6	$3,689.1
The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of June 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,167.0	$(3.5)	—	—	$1,167.0	$(3.5)
U.S. government and government agency obligations	111.3	(0.1)	—	—	111.3	(0.1)
Sovereign bonds	33.4	(0.1)	—	—	33.4	(0.1)
	$1,311.7	$(3.7)	—	—	$1,311.7	$(3.7)

As of December 31, 2020
Corporate bonds	$364.5	$(0.2)	—	—	$364.5	$(0.2)
For the three and six months ended June 30, 2021, realized gains and losses on sales of marketable securities were not material. For the three and six months ended June 30, 2020, realized gains on sales of marketable securities were $28.0 million and $28.3 million, respectively, and realized losses were not material.

With respect to marketable securities, for the three and six months ended June 30, 2021 and 2020, amounts reclassified from Accumulated other comprehensive income into Other income (expense), net were related to realized gains and losses on sales of available-for-sale debt securities.
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

(In millions)		Fair Value Measurements at Reporting Date
As of June 30, 2021	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$3,706.7	—	$3,706.7
U.S. government and government agency obligations	178.0	—	178.0
Sovereign bonds	65.5	—	65.5
Commercial paper	215.9	—	215.9
Certificates of deposit	171.5	—	171.5
Equity securities (unrestricted)	30.4	$30.4	—
Equity securities (restricted)	1,370.9	1,352.9	18.0
	$5,738.9	$1,383.3	$4,355.6

As of December 31, 2020
Available-for-sale debt securities:
Corporate bonds	$3,090.3	—	$3,090.3
U.S. government and government agency obligations	128.9	—	128.9
Sovereign bonds	66.3	—	66.3
Commercial paper	276.1	—	276.1
Certificates of deposit	127.5	—	127.5
Equity securities (unrestricted)	48.3	$48.3	—
Equity securities (restricted)	791.5	791.5	—
	$4,528.9	$839.8	$3,689.1
The Company held certain restricted equity securities as of June 30, 2021 which are subject to transfer restrictions that expire at various dates through 2024.
During the three and six months ended June 30, 2021, we recorded $409.0 million and $552.9 million of net unrealized gains, respectively, on equity securities in Other income (expense), net. During the three and six months ended June 30, 2020, we recorded $228.1 million and $171.3 million of net unrealized gains, respectively, on equity securities in Other income (expense), net.
In addition to the investments summarized in the table above, as of June 30, 2021 and December 31, 2020, the Company had $40.0 million and $59.2 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of our long-term debt (see Note 8), which was determined based on Level 2 inputs, was estimated to be $1.868 billion and $1.958 billion as of June 30, 2021 and December 31, 2020, respectively.

7. Inventories
Inventories consist of the following:

	June 30,	December 31,
(In millions)	2021	2020
Raw materials	$601.5	$459.4
Work-in-process	741.1	904.6
Finished goods	106.3	121.7
Deferred costs	535.0	430.9
	$1,983.9	$1,916.6
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three and six months ended June 30, 2021, Cost of goods sold included inventory write-offs and reserves totaling $139.9 million and $149.3 million, respectively. For the three and six months ended June 30, 2020, such amounts were not material.
8. Debt
Bridge Loan Facility
As described in Note 10, we purchased shares of our Common Stock from Sanofi in connection with Sanofi's secondary offering of our Common Stock held by Sanofi with a combination of cash on hand, proceeds from the sale of marketable securities, and proceeds from loans under a $1.5 billion senior unsecured bridge loan facility (the "Bridge Facility") which was entered into in May 2020. The loans under the Bridge Facility bore interest at a variable interest rate based on either the London Interbank Offered Rate or the alternate base rate, plus an applicable margin that varied with our debt rating and total leverage ratio. As of June 30, 2020, $1.5 billion remained outstanding under the Bridge Facility, and the Bridge Facility was repaid in full during the third quarter of 2020 following the closing of the issuance and sale of the Company's senior notes (as described below).
Senior Notes
In August 2020, we issued and sold $1.250 billion aggregate principal amount of senior unsecured notes due 2030 and $750 million aggregate principal amount of senior unsecured notes due 2050. Long-term debt in connection with our senior unsecured notes (collectively, the "Notes"), net of underwriting discounts and offering expenses, consists of the following:

	June 30,	December 31,
(In millions)	2021	2020
1.750% Senior Notes due September 2030	$1,239.3	$1,238.7
2.800% Senior Notes due September 2050	739.9	739.8
	$1,979.2	$1,978.5
Interest expense related to the Notes for the three and six months ended June 30, 2021 was $11.1 million and $22.2 million, respectively.
9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 17.4% and 2.4% for the three months ended June 30, 2021 and 2020, respectively, and 15.8% and 4.1% for the six months ended June 30, 2021 and 2020, respectively. The Company's effective tax rate for the three and six months ended June 30, 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities. In addition, the effective tax rate for the six months ended June 30, 2021 was positively impacted by the reversal of liabilities related to uncertain tax positions. During the six months ended June 30, 2021, we reduced the amount of liabilities for uncertain tax positions related to the Company’s federal income tax returns for 2015 and 2016, and these audits are effectively settled. The Company's federal income tax returns for 2017 and 2018 are currently under audit by the Internal Revenue Service ("IRS"). The Company's effective tax rate for the three and six months ended June 30, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities.

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
In January 2021, our board of directors authorized a new share repurchase program to repurchase up to $1.5 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the November 2019 share repurchase program described above. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of June 30, 2021, $887.9 million remained available for share repurchases under the program.
The table below summarizes the shares of our Common Stock we repurchased under the programs during the three and six months ended June 30, 2021 and 2020 and the cost of the shares received, which were recorded as Treasury Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Number of shares repurchased	0.6	—	1.3	0.7
Total cost of shares received	$288.6	—	$612.1	$272.8
Sanofi Funding of Certain Development Costs
In 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and itepekimab (collectively, the "Dupilumab/Itepekimab Eligible Investments"). Pursuant to the Letter Agreement, we agreed to allow Sanofi to satisfy its funding obligations with respect to Dupilumab/Itepekimab Eligible Investments, as well as Libtayo development costs, for quarterly periods ending on September 30, 2020 by selling our Common Stock owned by Sanofi. During the three and six months ended June 30, 2020, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 34,050 and 77,677 shares of our Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs, respectively, and we recorded the cost of the shares received, or $20.3 million and $41.7 million, respectively, as Treasury Stock. During the three and six months ended June 30, 2020, Sanofi elected to sell, and we elected to purchase (in cash), 86,184 and 171,471 shares of our Common Stock in connection with Sanofi's funding obligation for Dupilumab/Itepekimab Eligible Investments, respectively, and recorded the cost of the shares received, or $51.5 million and $93.3 million, respectively, as Treasury Stock.
Additional Stock Purchased from Sanofi
In May 2020, a secondary offering of 13,014,646 shares of our Common Stock (the "Secondary Offering") held by Sanofi was completed. In connection with the Secondary Offering, we also purchased 9,806,805 shares directly from Sanofi for an aggregate purchase amount of $5.0 billion (the "Stock Purchase"). As a result of the Secondary Offering and the Stock Purchase, Sanofi disposed of all of its shares of our Common Stock, other than 400,000 shares that it retained as of the closing of the Secondary Offering and the Stock Purchase (a portion of which Sanofi used for the funding of certain Libtayo development costs and/or Dupilumab/Itepekimab Eligible Investments as described above).

11. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	June 30,
(In millions)	2021	2020
Cash and cash equivalents	$2,072.2	$1,992.2
Restricted cash included in Other noncurrent assets	12.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$2,084.7	$2,004.7
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
The following amounts were included in accounts payable, accrued expenses, and other liabilities:

	June 30,	December 31,	June 30,	December 31,
(In millions)	2021	2020	2020	2019
Accrued capital expenditures	$93.4	$83.6	$87.4	$133.7
As described in Note 10, during the three months ended June 30, 2020, we purchased (by issuing a credit towards the amount owed by Sanofi) shares of our Common Stock from Sanofi to satisfy Sanofi's funding obligation related to Libtayo development costs.
12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of June 30, 2021 and December 31, 2020, the Company's accruals for loss contingencies were not material. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
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
Second Jury Trial and Appeal. On January 3, 2019, the District Court held oral argument in the remanded proceedings on the Company and the Sanofi defendants' motion for judgment on the pleadings regarding Amgen's willful infringement claim. On January 18, 2019, the District Court entered an order (i) denying the Company and the Sanofi defendants' motion for summary judgment on validity, (ii) denying Amgen's motion for partial summary judgment on estoppel, and (iii) granting the Company and the Sanofi defendants' cross-motion for summary judgment on estoppel. On February 8, 2019, the District Court granted the Company and the Sanofi defendants' motion for judgment on the pleadings, thereby dismissing Amgen's claim of willful infringement. The second jury trial in this litigation (the "Second Trial") was held before the District Court in February 2019 to determine the validity of Amgen's asserted patent claims. On February 25, 2019, the jury returned a verdict in the Second Trial generally in favor of Amgen, finding that two claims of the '165 Patent and one claim of the '741 Patent were not invalid. The jury also found that two claims of the '165 Patent were invalid for lack of adequate written description while rejecting the lack of enablement challenges to those two claims. On August 28, 2019, the District Court ruled as a matter of law that Amgen's asserted patent claims are invalid based on lack of enablement. The District Court also conditionally denied the Company and the Sanofi defendants' motion for a new trial. On October 23, 2019, Amgen filed a notice of appeal of the District Court's decision with the Federal Circuit. An oral hearing before the Federal Circuit was held on December 9, 2020. On February 11, 2021, the Federal Circuit affirmed the District Court's decision that certain of Amgen's asserted patent claims are invalid based on lack of enablement. On April 14, 2021, Amgen filed a petition for a rehearing en banc, which was denied on June 21, 2021.
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
France. On September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi Chimie (subsequently added as a defendant). Amgen is seeking the prohibition of allegedly infringing activities with a €10,000 penalty per drug unit of Praluent produced in violation of the court order sought by Amgen; an appointment of an expert for the assessment of damages; disclosure of technical (including supply-chain) and accounting information to the expert and the court; provisional damages of €10.0 million (which would be awarded on an interim basis pending final determination); reimbursement of costs; publication of the ruling in three newspapers; and provisional enforcement of the decision to be issued, which would ensure enforcement of the decision (including any provisional damages) pending appeal. Amgen is not seeking a preliminary injunction in this proceeding at this time. On April 10, 2017, the Company and the Sanofi parties filed briefs seeking invalidation of certain of the claims of the '124 Patent, and Amgen filed a response on July 28, 2017. On June 22, 2021, the lawsuit was dismissed.
Other. In December 2019, Amgen also filed lawsuits in the Netherlands, Italy, and Spain for infringement of the relevant designation of the '124 Patent in each such jurisdiction. The Company was not named as a defendant in any of these actions. Each of these lawsuits was dismissed in February 2021.
Japan
As previously reported, on March 31, 2020, Amgen filed a lawsuit in the Tokyo District Court against Sanofi K.K. seeking damages incurred by Amgen as a result of the earlier finding of infringement of Amgen's Japanese Patent Nos. 5,906,333 and 5,705,288 by the Tokyo District Court Civil Division. The Company has not been named as a defendant in this damages action.
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

On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of the '487 Patent. On July 28 and 31, 2017, the same parties filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the "Additional IPR Petitions"). On October 4, 2017, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a decision on the first IPR petition and declined to institute an IPR proceeding to review the validity of the '487 Patent. On February 15, 2018, the PTAB issued two decisions instituting the Company's and Sanofi's Additional IPR Petitions on all claims of the '487 Patent for which review had been requested. Oral hearings on the Additional IPR Petitions before the PTAB were held on November 14, 2018. On February 14, 2019, the PTAB issued final written decisions on the Additional IPR Petitions, invalidating all 17 claims of the '487 Patent as obvious based on one of the Additional IPR Petitions while declining to hold the challenged claims of the '487 Patent invalid based on the other. In April 2019, the parties filed notices of appeal with the Federal Circuit appealing the PTAB's respective adverse final written decisions on the Additional IPR Petitions, and oral argument was held on August 5, 2020. On October 13, 2020, the Federal Circuit affirmed the PTAB's decision on the Additional IPR Petition that invalidated all 17 claims of the '487 Patent as obvious. On March 11, 2021, Immunex filed a petition for writ of certiorari with the United States Supreme Court, which was denied on June 21, 2021. The '487 Patent expired in May 2020 following Immunex's filing of a terminal disclaimer with the USPTO.
On April 5, 2017, Immunex Corporation filed a lawsuit against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. Immunex is not seeking an injunction in this proceeding at this time. On June 21, 2017, the court denied a motion to dismiss Immunex's complaint previously filed by the Company and the Sanofi parties. On June 28, 2017, the Company and the Sanofi parties filed an answer to Immunex's complaint and counterclaims against Immunex and Amgen (which was amended on October 31, 2017 to, among other things, add an inequitable conduct allegation), and Immunex and Amgen filed an answer to the counterclaims on July 28, 2017. A combined hearing on the construction of certain disputed claim terms of the '487 Patent and the Company and the Sanofi parties' motion for summary judgment on the issue of indefiniteness of the '487 Patent claims was held on July 12, 2018. On August 24, 2018, the court issued an order denying this motion and construed the disputed claim terms as proposed by Amgen. On February 28, 2019, the court granted a joint stipulation by the parties to stay the litigation pending resolution of the appeals of the PTAB's final written decisions on the Additional IPR Petitions discussed above. On August 3, 2021, the court granted a motion to dismiss the lawsuit, dismissing all of Immunex's claims with prejudice.
Europe
On September 30, 2016, Sanofi initiated a revocation proceeding in the United Kingdom to invalidate the U.K. counterpart of European Patent No. 2,292,665 (the "'665 Patent"), another patent owned by Immunex relating to antibodies that bind the human interleukin-4 receptor. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending EPO opposition proceedings initiated by the Company and Sanofi in relation to the '665 Patent. The oral hearing before the EPO on the oppositions occurred on November 20, 2017, at which the claims of the '665 Patent were found invalid and the patent was revoked. A final written decision of revocation of the '665 Patent was issued by the EPO on January 4, 2018. Immunex filed a notice of appeal of the EPO's decision on January 31, 2018, and an oral hearing before the TBA has been scheduled for March 2022. On September 20, 2017 and September 21, 2017, respectively, the Company and Sanofi initiated opposition proceedings in the EPO against Immunex's European Patent No. 2,990,420 (the "'420 Patent"), a divisional patent of the '665 Patent (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '665 Patent but contains claims to a different invention). The oral hearing before the EPO on the oppositions occurred on February 14–15, 2019, at which the '420 Patent was revoked in its entirety. Immunex filed a notice of appeal of the EPO's decision on May 31, 2019, and an oral hearing before the TBA has been scheduled for March 2022. The original patent term of the Immunex patents expired in May 2021.
Proceedings Relating to EYLEA (aflibercept) Injection
On January 7, 2021, Chengdu Kanghong Pharmaceutical Group Co., Ltd. ("Chengdu Kanghong") filed an IPR petition in the USPTO against the Company' s U.S. Patent No. 10,464,992 (the "'992 Patent") and a post-grant review petition against the Company's U.S. Patent No. 10,828,345 (the "'345 Patent") seeking declarations of invalidity of the '992 Patent and '345 Patent. On June 23, 2021, Chengdu Kanghong filed motions to dismiss each of these petitions and terminate the respective proceedings, which were granted by the USPTO on June 25, 2021.
On February 11, 2020, anonymous parties filed two requests for ex parte reexamination of the Company's U.S. Patent No. 10,406,226 and the '992 Patent, and the USPTO has granted both requests to initiate reexamination proceedings.

On May 5, 2021, Mylan Pharmaceuticals Inc. filed IPR petitions in the USPTO against the Company's U.S. Patent Nos. 9,254,338 (the "'338 Patent") and 9,669,069 (the "'069 Patent") seeking declarations of invalidity of the '338 Patent and the '069 Patent.
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
On June 19, 2020, Novartis also filed a patent infringement lawsuit in the U.S. District Court for the Northern District of New York asserting claims of the '631 Patent and seeking preliminary and permanent injunctions to prevent the Company from continuing to infringe the '631 Patent. Novartis also seeks a judgment of patent infringement of the '631 Patent, monetary damages (together with interest), an order of willful infringement of the '631 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuits, and attorneys' fees. On July 30, 2020, the court granted the Company's motion to stay these proceedings until a determination in the ITC proceedings discussed above, including any appeals therefrom, becomes final. On April 8, 2021, Novartis requested that the stay of this lawsuit be lifted. On June 11, 2021, the court lifted the stay; and, on July 11, 2021, the Company filed a motion to dismiss the claim of willful infringement.
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
Proceedings Related to "Most Favored Nation" Interim Final Rule
On December 11, 2020, the Company filed a lawsuit in the United States District Court for the Southern District of New York against the U.S. Department of Health and Human Services, the Secretary of HHS, the Centers for Medicare & Medicaid Services ("CMS"), and the Administrator of CMS seeking declaratory and injunctive relief related to the interim final rule with comment period entitled "Most Favored Nation (MFN) Model" issued on November 20, 2020 by HHS, acting through CMS. On the same day, the Company filed a motion for a preliminary injunction and temporary restraining order, seeking to prevent implementation of the MFN Rule. On December 22, 2020, the court heard oral argument on the Company's motion for a preliminary injunction and temporary restraining order. On December 31, 2020, the court granted the Company's motion and issued a preliminary injunction. On February 2, 2021, the government stated to the court that the Solicitor General had determined not to appeal the preliminary injunction. On February 10, 2021, the court entered a 90-day stay of the litigation. On May 11, 2021, the court entered an additional 90-day stay of the litigation.
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
The '711 Patent is also subject to opposition proceedings in the EPO, which were initiated by the Company on May 1, 2018. On January 31, 2019, the Opposition Division of the EPO issued a preliminary, non-binding opinion regarding the validity of the '711 Patent, indicating that it considered the granted patent to be invalid. An oral hearing on the opposition against the '711 Patent was held on December 3, 2019, at which the Opposition Division upheld the validity of the '711 Patent's claims in amended form. The Company filed a notice of appeal to the TBA on December 20, 2019. On January 29, 2021, Teva filed a notice of intervention with the TBA to take part in the appeal proceedings as an intervener. An oral hearing before the TBA was held on July 29, 2021, at which the '711 Patent was revoked in its entirety.
Proceedings Relating to REGEN-COV (casirivimab and imdevimab)
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221 (the "'221 Patent"). Allele seeks a judgment of patent infringement of the '221 Patent, an award of monetary damages (together with interest), an order of willful infringement of the '221 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuit, and attorneys' fees. On July 16, 2021, the Company filed a motion to dismiss the complaint.
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
In September 2019, the Company and Regeneron Healthcare Solutions, Inc., a wholly-owned subsidiary of the Company, each received a civil investigative demand ("CID") from the U.S. Department of Justice pursuant to the federal False Claims Act relating to remuneration paid to physicians in the form of consulting fees, advisory boards, speaker fees, and payment or reimbursement for travel and entertainment allegedly in violation of the federal Anti-Kickback Statute. The CIDs relate to EYLEA, Praluent, Dupixent, ZALTRAP, ARCALYST, and Kevzara and cover the period from January 2015 to the present. On June 3, 2021, the United States District Court for the Central District of California unsealed a qui tam complaint filed against the Company, Regeneron Healthcare Solutions, Inc., and Sanofi-Aventis U.S. LLC by two qui tam plaintiffs (known as relators) purportedly on behalf the United States and various states (the "State Plaintiffs"), asserting causes of action under the federal False Claims Act and state law. Also on June 3, 2021, the United States and the State Plaintiffs notified the court of their decision to decline to intervene in the case.

In June 2021, the Company received a CID from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID states that the investigation concerns allegations that the Company (i) violated the False Claims Act by paying kickbacks to distributors and ophthalmology practices to induce purchase of EYLEA, including through discounts, rebates, credit card fees, free units of EYLEA, and inventory management systems; and (ii) inflated reimbursement rates for EYLEA by excluding applicable discounts, rebates, and benefits from the average sales price reported to CMS. The CID covers the period from January 2011 through June 2021. The Company is cooperating with this investigation.
Proceedings Initiated by UnitedHealthcare
On December 17, 2020, UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging UHC has been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. UHC alleges causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act (the "RICO Act") and seeks monetary damages and equitable relief. On March 1, 2021, the Company filed a motion to dismiss the complaint in its entirety. On March 25, 2021, UHC filed an amended complaint; and, on April 22, 2021, the Company filed a motion to dismiss this amended complaint in its entirety.
Proceedings Initiated by Humana
On July 22, 2021, Humana Inc. ("Humana") filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging Humana has been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. Humana alleges causes of action under state law and the RICO Act and seeks monetary damages and equitable relief.
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
Proceedings Relating to Shareholder Derivative Complaint
On June 29, 2021, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties in relation to the allegations in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. The complaint seeks an award of damages allegedly sustained by the Company; an order requiring Regeneron to take all necessary actions to reform and improve its corporate governance and internal procedures; disgorgement from the individual defendants of all profits and benefits obtained by them resulting from their sales of Regeneron stock; and costs and disbursements of the action, including attorneys' fees. On July 28, 2021, the defendants filed a notice of removal, removing the case from the New York Supreme Court to the U.S. District Court for the Southern District of New York.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed or otherwise commercialized by Regeneron and/or its collaborators (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and product candidates being developed by Regeneron and/or its collaborators (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Evkeeza® (evinacumab), InmazebTM (atoltivimab, maftivimab, and odesivimab-ebgn), REGEN-COV™ (casirivimab and imdevimab), fasinumab, garetosmab, pozelimab, odronextamab, itepekimab, REGN5458, REGN5713-5714-5715, REGN1908-1909, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation those listed above; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products, research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron’s Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), as well as Regeneron's agreement with Roche relating to the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve™ in other countries), to be cancelled or terminated; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 12 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.

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
Selected financial information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues	$5,138.5	$1,952.0	$7,667.2	$3,780.2
Net income	$3,098.9	$897.3	$4,214.1	$1,521.9
Net income per share - diluted	$27.97	$7.61	$38.07	$13.03
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
			✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy	✓
	-	Neovascular glaucoma ("NVG")			✓
Dupixent (dupilumab) Injection(2)	-	Atopic dermatitis (in adults and adolescents)(5)	✓	✓	✓	✓
	-	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓

Product (continued)		Disease Area	Territory
			U.S.	EU	Japan	ROW(4)
Libtayo (cemiplimab) Injection(2)	-	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓
	-	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓		✓
	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
Praluent (alirocumab) Injection(3)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓	(7)	✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
	-	Homozygous familial hypercholesterolemia ("HoFH")	✓
REGEN-COV(9)	-	COVID-19 treatment			✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(2)	-	Rheumatoid arthritis ("RA")	✓	✓	✓	✓
Evkeeza (evinacumab) Injection	-	HoFH (in adults and adolescents)	✓	✓
Inmazeb (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	-	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(8)	-	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	-	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults and pediatrics)	✓
	-	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(6)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

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
(5) Approval in Japan is for adults and adolescents 15 years of age and older
(6) Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net product sales of ZALTRAP
(7) No longer marketed by Sanofi in Japan

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

(9) Known as REGEN-COV in the United States and Ronapreve™ in other countries
REGEN-COV - Emergency and Temporary Use Authorizations
United States
In November 2020, the antibody cocktail casirivimab and imdevimab administered together, known as REGEN-COV in the United States, received Emergency Use Authorization ("EUA") from the U.S. Food and Drug Administration ("FDA") for the treatment of mild to moderate COVID-19 in adults, as well as in pediatric patients at least 12 years of age and weighing at least 40 kg, who have received positive results of direct SARS-CoV-2 viral testing and are at high risk for progressing to severe COVID-19 and/or hospitalization.
In June 2021, the FDA updated the EUA for REGEN-COV, lowering the dose to 1,200 mg (which is half the dose originally authorized) and allowing for subcutaneous injections as an alternative when intravenous ("IV") infusion is not feasible and would lead to a delay in treatment.
In July 2021, the FDA also expanded the EUA to include post-exposure prophylaxis in people at high risk for progression to severe COVID-19, who are not fully vaccinated or are not expected to mount an adequate response to vaccination, and who have been exposed to a SARS-CoV-2 infected individual or are at high risk of exposure to an infected individual because of infection occurring in the same institutional setting (such as in nursing homes or prisons). For people who are not expected to mount an adequate immune response to vaccination, REGEN-COV can also now be administered monthly for the duration of ongoing exposure to SARS-CoV-2.
The EUA is temporary and does not replace a formal Biologics License Application ("BLA") submission review and approval process. This use is authorized only for the duration of the declaration that circumstances exist justifying the authorization of the emergency use, unless terminated or revoked sooner. See information regarding ongoing clinical trials of REGEN-COV in the "Programs in Clinical Development" section below.
Outside the United States
In February 2021, the European Medicines Agency's ("EMA") Committee for Medicinal Products for Human Use ("CHMP") issued a positive opinion, recommending that the casirivimab and imdevimab antibody cocktail be used to treat COVID-19 patients who do not require supplemental oxygen and are at high risk of progressing to severe COVID-19. The CHMP's positive opinion can be used by EU member states when making decisions on the possible use of the antibody cocktail at a national level prior to a market authorization.
Emergency or temporary pandemic use authorizations are currently in place in certain other countries outside the United States, including within the European Union, India, Switzerland, and Canada.

Net Product Sales of Regeneron-Discovered Products

	Three Months Ended June 30,
	2021			2020			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	$1,424.7	$903.8	$2,328.5	$1,113.7	$641.0	$1,754.7	33%
Dupixent(b)	$1,146.6	$352.4	$1,499.0	$770.4	$174.6	$945.0	59%
Libtayo(c)	$78.0	$38.9	$116.9	$63.3	$16.7	$80.0	46%
Praluent(d)	$41.9	$57.5	$99.4	$47.2	$39.4	$86.6	15%
REGEN-COV(e)	$2,591.2	$470.2	$3,061.4	—	—	—	(h)
Kevzara(b)	$30.7	$36.0	$66.7	$36.5	$31.8	$68.3	(2%)
Evkeeza(f)	$2.0	—	$2.0	—	—	—	(h)
ARCALYST(g)	$7.7	—	$7.7	$2.7	—	$2.7	185%
ZALTRAP(b)	$1.3	$22.2	$23.5	$1.7	$25.0	$26.7	(12%)

	Six Months Ended June 30,
	2021			2020			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	$2,771.7	$1,728.1	$4,499.8	$2,285.7	$1,322.7	$3,608.4	25%
Dupixent(b)	$2,108.1	$653.8	$2,761.9	$1,449.4	$350.8	$1,800.2	53%
Libtayo(c)	$147.1	$70.6	$217.7	$125.0	$29.8	$154.8	41%
Praluent(d)	$85.2	$118.8	$204.0	$82.3	$84.1	$166.4	23%
REGEN-COV(e)	$2,853.4	$654.4	$3,507.8	—	—	—	(h)
Kevzara(b)	$61.4	$74.4	$135.8	$71.8	$56.6	$128.4	6%
Evkeeza(f)	$2.5	—	$2.5	—	—	—	(h)
ARCALYST(g)	$9.9	—	$9.9	$5.7	—	$5.7	74%
ZALTRAP(b)	$2.7	$45.2	$47.9	$3.2	$51.5	$54.7	(12%)

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
(g) Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States and pays us a share of ARCALYST profits, if any. Prior to April 1, 2021, Regeneron recorded net product sales of ARCALYST in the United States. Refer to "Products" section above and "Collaboration, License, and Other Agreements - Kiniksa" section below for further details.

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

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(j)

Ophthalmology

EYLEA(b)		–High-dose formulation in wet AMD	–Retinopathy of prematurity ("ROP")(c) –High-dose formulation in wet AMD –High-dose formulation in DME
–Initial results from National Institutes of Health ("NIH")-sponsored Protocol W trial in non-proliferative diabetic retinopathy ("NPDR") were announced; data confirmed results from Company-sponsored PANORAMA trial and demonstrated reduced risk of developing vision-threatening complications with every-16-weeks dosing regimen

–Completed enrollment in Phase 3 study for ROP

–Completed enrollment in Phase 3 studies for high-dose formulation in wet AMD and DME
–Submit supplemental BLA ("sBLA") for every-16-weeks dosing regimen in patients with NPDR (Q4 2021) –Report results from Phase 2 study for high-dose formulation in wet AMD (second half 2021)

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

–Report results from Phase 3 study for atopic dermatitis in pediatric patients (6 months–5 years of age) (Q3 2021)

–FDA decision on sBLA (target action date of October 21, 2021) and European Commission ("EC") decision on regulatory submission (first half 2022) for asthma in pediatrics (6–11 years of age)

–FDA decision on sBLA for asthma longer term efficacy and safety label update (Q4 2021)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(j)
Dupixent (dupilumab)(a) (continued)
–Chronic spontaneous urticaria ("CSU")

–Prurigo nodularis

–Allergic bronchopulmonary aspergillosis ("ABPA")

–Chronic inducible urticaria

–Chronic rhinosinusitis without nasal polyposis

–Allergic fungal rhinosinusitis

–Presented additional positive results from Phase 3 trial for asthma in pediatrics (6–11 years of age) at American Thoracic Society International Conference

–Reported that Phase 3 trial in CSU met its primary and key secondary endpoints

–Approved by FDA for 200 mg auto-injector

–Report results from Part B of the Phase 3 study in adults and adolescents with EoE (Q4 2021)

–Report results from Phase 2 study in peanut allergy (first half 2022)

–Report results from additional Phase 3 CSU study (first half 2022)

–Report results from prurigo nodularis study (second half 2021)

Kevzara (sarilumab)(a) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") –Systemic juvenile idiopathic arthritis ("sJIA")
Itepekimab(a) (REGN3500) Antibody to IL-33			–COPD
REGN1908-1909(f) Multi-antibody therapy to Fel d 1			–Cat allergy		–Reported that Phase 2 study in cat allergic patients with mild asthma met its primary and key secondary endpoints
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy			–Report results from initial Phase 3 study in birch allergy (Q4 2021)
REGN6490 Antibody to IL-36R	–Palmo-plantar pustulosis

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(j)

Solid Organ Oncology

Libtayo (cemiplimab)(a)(h) Antibody to PD-1	–Metastatic or locally advanced CSCC(d) –Neoadjuvant CSCC –Second-line cervical cancer, ISA101b combination	–First-line NSCLC, chemotherapy combination –Second-line cervical cancer(e) –Adjuvant CSCC	–Approved by FDA and EC for first-line NSCLC, monotherapy

–Approved by FDA and EC for BCC

–Reported Phase 3 chemotherapy combination trial in NSCLC met its overall survival primary endpoint; trial stopped early based on Independent Data Monitoring Committee ("IDMC") recommendation

					–Reported positive results from Phase 3 trial in cervical cancer, demonstrating an overall survival benefit; trial stopped early based on IDMC recommendation	–Submit sBLA and Marketing Authorization Application ("MAA") for cervical cancer (second half 2021)
REGN4018(f) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer					–Report results from Phase 1 study in platinum-resistant ovarian cancer (2022)
REGN5668 Bispecific antibody targeting MUC16 and CD28	–Ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer					–Report results from Phase 1 study in prostate cancer (2022)
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(j)
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies				–Presented positive data from Phase 1 trial in combination with Libtayo in advanced melanoma at American Society of Clinical Oncology Annual Meeting	–Initiate Phase 3 study in first-line metastatic melanoma (2022)
REGN6569 Antibody to GITR	–Solid tumors
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Odronextamab (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)	–B-cell non-Hodgkin lymphoma ("B-NHL") (potentially pivotal study)			–Resumed enrollment of patients with follicular lymphoma ("FL") and diffuse large B-cell lymphoma ("DLBCL") following protocol amendments	–Initiate Phase 3 program
REGN5458(f) Bispecific antibody targeting BCMA and CD3		–Multiple myeloma (potentially pivotal study)				–Expand into earlier lines of multiple myeloma therapy (second half 2021)
REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma
Pozelimab(f) (REGN3918) Antibody to C5; studied as monotherapy and in combination with cemdisiran		–CD55-deficient protein-losing enteropathy(c), monotherapy (potentially pivotal study) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(o)				–Initiate Phase 3 study in PNH, cemdisiran combination (2022) –Initiate Phase 3 study in myasthenia gravis, cemdisiran combination (Q4 2021)
Cemdisiran(o) siRNA therapeutic targeting C5		–Immunoglobulin A nephropathy

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(j)
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(n) TTR gene knockout using CRISPR/Cas9	–Hereditary transthyretin amyloidosis with polyneuropathy ("ATTRv-PN")				–Reported positive interim data from Phase 1 trial in ATTRv-PN

General Medicine

REGEN-COV (casirivimab and imdevimab)(e)(g)(l)(m) Multi-antibody therapy to SARS-CoV-2 virus	–COVID-19 multi-dose safety study	–COVID-19 dose-ranging virology study in non-hospitalized patients	–COVID-19 treatment in non-hospitalized patients –COVID-19 treatment in hospitalized patients –COVID-19 treatment in hospitalized patients (UK-based RECOVERY trial) –COVID-19 prevention	–COVID-19 treatment and prevention (U.S. and EU) –EUA amendment to add COVID-19 treatment for hospitalized patients and pre-exposure prophylaxis	–Reported that Phase 3 trials in non-hospitalized COVID-19 patients met primary and key secondary endpoints

–NIH COVID-19 Treatment Guidelines updated to strongly recommend REGEN-COV be used in non-hospitalized COVID-19 patients at high risk of clinical progression

–Reported that all tested doses in Phase 2 dose-ranging study in non-hospitalized patients met the primary endpoint

–FDA updated EUA, lowering dose to 1,200 mg, allowing for subcutaneous injections in certain circumstances, and to include post-exposure prophylaxis

					–Approved by Ministry of Health, Labour and Welfare ("MHLW") for COVID-19 treatment in Japan	–Complete rolling BLA and MAA submissions for COVID-19 treatment and prevention (second half 2021)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(i)	2021 Events to Date	Select Upcoming Milestones(j)
REGEN-COV (casirivimab and imdevimab)(e)(g)(l)(m) (continued)	–Reported that Phase 3 prevention trial in uninfected household contacts of SARS-CoV-2 infected individuals met primary and key secondary endpoints

–Positive results reported from Phase 3 RECOVERY trial in hospitalized patients
Praluent (alirocumab) Antibody to PCSK9			–HeFH in pediatrics		–Approved by FDA for HoFH
Fasinumab(k)(f) (REGN475) Antibody to NGF			–Osteoarthritis pain of the knee or hip(e)
–Report additional longer-term safety results from Phase 3 studies in osteoarthritis pain of the knee or hip (second half 2021)

–Continue discussions with regulatory authorities and determine next steps for the program (second half 2021)

Evkeeza (evinacumab)(f) Antibody to ANGPTL3		–Severe hypertriglyceridemia			–Approved by FDA and EC for HoFH
Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e) (potentially pivotal study)				–Further review trial data and determine next steps for the program (second half 2021)
REGN4461(f) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e)
REGN5381 Agonist antibody to NPR1	–Heart failure
ALN-HSD(o) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")

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

(g) We and the Biomedical Advanced Research Development Authority ("BARDA") of the U.S. Department of Health and Human Services ("HHS") are parties to agreements whereby HHS provides certain funding to support research and development of this product candidate

(h) Studied as monotherapy and in combination with other antibodies and treatments
(i) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(j) As described in the section preceding the table above and Part II, Item 1A. "Risk Factors," development timelines may be further subject to change as a result of the impact of the COVID-19 pandemic

(k) In collaboration with Teva and Mitsubishi Tanabe Pharma
(l) Certain trials conducted with the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the NIH
(m) In collaboration with Roche
(n) In collaboration with Intellia
(o) In collaboration with Alnylam

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
REGEN-COV (casirivimab and imdevimab)
Treatment Study - Non-Hospitalized Patients
In February 2021, the IDMC for the REGEN-COV Phase 3 trial in non-hospitalized patients with COVID-19 found clear clinical efficacy for reducing the rate of hospitalization and death with both the 1,200 mg and 2,400 mg doses of REGEN-COV compared to placebo, and recommended stopping enrollment in the placebo group.
In March 2021, we announced positive top-line results from the Phase 3 trial in non-hospitalized COVID-19 patients. The trial met its primary endpoint, showing that REGEN-COV reduced the risk of hospitalization or death by 70% (1,200 mg dose IV) and 71% (2,400 mg dose IV) compared to placebo. The trial also met key secondary endpoints, including the ability to reduce symptom duration.
In March 2021, the Company also announced that all tested doses (IV: 2,400 mg, 1,200 mg, 600 mg and 300 mg; subcutaneous injections: 1,200 mg and 600 mg) in the Phase 2 dose-ranging trial in non-hospitalized COVID-19 patients met the primary endpoint.
In April 2021, the Company announced positive data from the Phase 3 treatment trial in recently infected asymptomatic COVID-19 patients. The trial was being jointly run with the NIAID and met all primary and key secondary endpoints. The trial demonstrated that the 1,200 mg subcutaneous injection of REGEN-COV reduced the risk of progressing to symptomatic COVID-19 by 31% (primary endpoint), and by 76% after the third day.
Treatment Study - Hospitalized Patients
In June 2021, positive results were reported from the Phase 3 UK-based RECOVERY trial in hospitalized patients with severe COVID-19. The trial found that adding REGEN-COV to usual care reduced the risk of death by 20% in patients who had not mounted a natural antibody response on their own against SARS-CoV-2, compared to usual care alone. We have shared these data with regulatory authorities and requested that the EUA be expanded to include COVID-19 treatment for appropriate hospitalized patients. We were subsequently notified by the sponsor of the RECOVERY trial of a Good Clinical Practices ("GCPs") inspection of the trial by the UK Medicines and Healthcare Products Regulatory Agency ("MHRA"), which found certain deviations from GCP compliance. The MHRA report stated that it found no evidence that the identified issues had impacted the overall data integrity to such an extent that the data would be unreliable based on those findings. However, it noted that certain aspects of data quality could not be fully assured and requested that certain corrective and preventative actions be taken; the sponsor of the trial has been in discussions with the MHRA and is responding to these findings. We have shared this information with the FDA.
In the Phase 2/3 portion of the treatment study in hospitalized patients being run by the Company, REGEN-COV met the primary virologic endpoint, showing that REGEN-COV reduced viral load in these hospitalized patients, but did not achieve statistical significance in the pre-specified primary clinical endpoint: reduction in mechanical ventilation or death from day 6 to day 29 in patients with high viral load at baseline. However, four out of five secondary clinical endpoints of the study were nominally significant including an endpoint preferred by the FDA: reduction in mechanical ventilation or death from day 1 to day 29 in all patients who were SARS-CoV-2 PCR-positive at baseline. The relative risk reduction with REGEN-COV versus placebo ranged from approximately 24% to 47% on these various clinical endpoints. In addition, an approximately 36% reduction in all-cause mortality was seen from day 1 to day 29, supporting the results of the RECOVERY trial.

Prevention Study
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
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government was obligated to purchase all filled and finished doses of drug product delivered by June 30, 2021, up to 1.25 million doses, at the lowest treatment dose authorized or approved by the FDA for the indication authorized under the EUA (as described under "Products - REGEN-COV - Emergency and Temporary Use Authorizations" above).
The Company has completed its final deliveries of drug product under the agreements described above. See "Results of Operations - Revenues" below for REGEN-COV net product sales recognized during the three and six months ended June 30, 2021 in connection with these agreements.
Roche
In August 2020, we entered into a collaboration agreement with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail. We lead global development activities for casirivimab and imdevimab, and the parties jointly fund certain on-going studies, as well as any mutually agreed additional new global studies to evaluate further the potential of casirivimab and imdevimab in treating or preventing COVID-19.
Under the terms of the agreement, each party is obligated to dedicate a certain amount of manufacturing capacity to casirivimab and imdevimab each year. We distribute the product in the United States and Roche distributes the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market.
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
Effective December 31, 2018, the Company and Sanofi entered into an Amended and Restated Immuno-oncology Discovery and Development Agreement (the "Amended IO Discovery Agreement"), which narrowed the scope of the existing discovery and development activities conducted by the Company ("IO Development Activities") under the original 2015 Immuno-oncology Discovery and Development Agreement (the "2015 IO Discovery Agreement") to developing therapeutic bispecific antibodies targeting (i) BCMA and CD3 (the "BCMAxCD3 Program") and (ii) MUC16 and CD3 (the "MUC16xCD3 Program") through clinical proof-of-concept. The Amended IO Discovery Agreement provided for, among other things, Sanofi's prepayment for certain IO Development Activities regarding the BCMAxCD3 Program and the MUC16xCD3 Program. Under the terms of the Amended IO Discovery Agreement, the Company was required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million (the "BCMAxCD3 Program Costs Cap") and (ii) the MUC16xCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $50.0 million (the "MUC16xCD3 Program Costs Cap"). We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the Amended IO Discovery Agreement from our share of profits from commercialized IO Collaboration products.
With regard to the BCMAxCD3 Program and the MUC16xCD3 Program, when the applicable Program Costs Cap was reached, Sanofi had the option to license rights to the product candidate and other antibodies targeting the same targets for, with regard to BCMAxCD3, immuno-oncology indications, and with regard to MUC16xCD3, all indications, pursuant to the Immuno-oncology License and Collaboration Agreement (the "IO License and Collaboration Agreement"), as amended. During the first quarter of 2021, Sanofi did not exercise its options to license rights to these product candidates; as a result, we retain the exclusive right to develop and commercialize such product candidates and Sanofi will receive a royalty on sales (if any).
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
Teva
Fasinumab
We and Teva are parties to a collaboration agreement to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties share equally, on an ongoing basis, development costs under a global development plan. As of June 30, 2021, we had earned an aggregate of $120.0 million of development milestones from Teva and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
In 2019, we and Alnylam entered into a global, strategic collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. Under the terms of the agreement, we made an up-front payment of $400.0 million to Alnylam. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to an aggregate of $200.0 million in clinical proof-of-principle milestones for eye and CNS programs.
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

Intellia
In 2016, we entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. NTLA-2001, which is in clinical development, is subject to a co-development and co-commercialization arrangement pursuant to which Intellia will lead development and commercialization activities and the parties share an agreed-upon percentage of development expenses and profits (if commercialized).
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
Kiniksa
As described under "Products" above, pursuant to a 2017 license agreement, we granted Kiniksa the right to develop and commercialize certain new indications for ARCALYST. During the first quarter of 2021, Kiniksa received marketing approval in the United States for a new indication of ARCALYST, recurrent pericarditis, and, as a result, we received a $20.0 million milestone payment from Kiniksa. The quarterly period ended March 31, 2021 was the last quarter for which the Company recorded net product sales of ARCALYST.
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

Results of Operations
Three and Six Months Ended June 30, 2021 and 2020
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues	$5,138.5	$1,952.0	$7,667.2	$3,780.2
Operating expenses	1,791.3	1,295.6	3,207.3	2,423.7
Income from operations	3,347.2	656.4	4,459.9	1,356.5
Other income (expense)	405.6	262.5	545.9	231.0
Income before income taxes	3,752.8	918.9	5,005.8	1,587.5
Income tax expense	653.9	21.6	791.7	65.6
Net income	$3,098.9	$897.3	$4,214.1	$1,521.9

Net income per share - diluted	$27.97	$7.61	$38.07	$13.03
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2021		2020	$ Change	2021		2020		$ Change
Net product sales in the United States:
EYLEA	$1,424.7		$1,113.7	$311.0	$2,771.7		$2,285.7		$486.0
Libtayo	78.0		63.3	14.7	147.1		125.0		22.1
Praluent	41.9		47.2	(5.3)	85.2		47.2	*	*
REGEN-COV	2,591.2		—	2,591.2	2,853.4		—		2,853.4
Evkeeza	2.0		—	2.0	2.5		—		2.5
ARCALYST	—	**	2.7	**	2.2	**	5.7		**
Collaboration revenue:
Sanofi	437.7		269.1	168.6	802.5		516.0		286.5
Bayer	349.1		244.2	104.9	671.9		525.6		146.3
Roche	167.9		—	167.9	234.7		—		234.7
Other revenue	46.0		211.8	(165.8)	96.0		275.0		(179.0)
Total revenues	$5,138.5		$1,952.0	$3,186.5	$7,667.2		$3,780.2		$3,887.0

* Net product sales of Praluent in the United States were recorded by Sanofi prior to April 1, 2020
** Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States
Net Product Sales
Net product sales of EYLEA in the United States increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to higher sales volume (including the adverse impact of the COVID-19 pandemic on U.S. EYLEA demand during the three months ended June 30, 2020), partly offset by an increase in sales-related deductions.
Effective April 1, 2020, the Company became solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. Refer to "Collaboration, License, and Other Agreements - Sanofi - Antibody" section above for further details.

During the three and six months ended June 30, 2021, net product sales of REGEN-COV were recorded in connection with our agreements with the U.S. government. Refer to "Agreements Related to COVID-19 - U.S. Government" section above for further details.
Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States. Prior to April 1, 2021, Regeneron recorded net product sales of ARCALYST in the United States. Refer to "Collaboration, License, and Other Agreements - Kiniksa" section above for further details.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$327.6	$171.9	$588.2	$342.8
Reimbursement for manufacturing of commercial supplies(1)	110.9	100.6	216.5	180.7
Total Antibody	438.5	272.5	804.7	523.5
Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	(3.5)	(6.4)	(9.6)	(12.6)
Reimbursement for manufacturing of commercial supplies(1)	2.7	3.0	7.4	5.1
Total Immuno-oncology	(0.8)	(3.4)	(2.2)	(7.5)
Total Sanofi collaboration revenue	$437.7	$269.1	$802.5	$516.0

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Antibody
Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary. During the three and six months ended June 30, 2021, the change in our share of profits in connection with commercialization of antibodies, compared to the same periods of 2020, was driven by higher Dupixent profits.

Regeneron's share of profits in connection with the commercialization of Dupixent, Praluent (through March 31, 2020), and Kevzara is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Dupixent, Praluent, and Kevzara net product sales(1)	$1,565.7	$1,013.3	$2,897.7	$2,008.4
Regeneron's share of collaboration profits	$364.5	$191.4	$654.4	$384.4
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(36.9)	(19.5)	(66.2)	(41.6)
Regeneron's share of profits in connection with commercialization of antibodies	$327.6	$171.9	$588.2	$342.8

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales	21%	17%	20%	17%

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
Bayer Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$335.4	$230.9	$644.3	$484.7
Reimbursement for manufacturing of commercial supplies(1)	13.7	13.3	27.6	40.9
Total Bayer collaboration revenue	$349.1	$244.2	$671.9	$525.6

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
EYLEA net product sales outside the United States	$903.8	$641.0	$1,728.1	$1,322.7
Regeneron's share of collaboration profit from sales outside the United States	$350.4	$245.3	$674.1	$513.5
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(15.0)	(14.4)	(29.8)	(28.8)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$335.4	$230.9	$644.3	$484.7

Regeneron's net profit as a percentage of EYLEA net product sales outside the United States	37%	36%	37%	37%
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

Roche Collaboration Revenue
As described above under "Agreements Related to COVID-19 - Roche", Roche distributes and records net product sales of the casirivimab and imdevimab antibody cocktail outside the United States, and the parties share gross profits. During the three and six months ended June 30, 2021, Regeneron's share of gross profits in connection with sales of casirivimab and imdevimab outside the United States was $167.9 million and $234.7 million, respectively. Roche provides us with an estimate of our share of the gross profits for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits is adjusted accordingly, as necessary.
Other Revenue
Other revenue decreased during the three and six months ended June 30, 2021, compared to the same periods of 2020, primarily due to lower amounts recognized in connection with our agreement with BARDA related to funding of certain development activities for antibodies for the treatment of COVID-19, and, to a lesser extent, Inmazeb. In addition, a $30.0 million up-front payment from Zai Lab was recorded in Other revenue in the second quarter of 2020 in connection with our collaboration agreement. This decrease in Other revenue for the six months ended June 30, 2021 was partly offset by a $20.0 million milestone payment received from Kiniksa during 2021 in connection with our ARCALYST license agreement.
Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except headcount data)	2021	2020	$ Change	2021	2020	$ Change
Research and development(1)	$714.2	$722.0	$(7.8)	$1,457.1	$1,305.9	$151.2
Selling, general, and administrative(1)	414.7	348.3	66.4	820.3	715.6	104.7
Cost of goods sold(2)	539.4	102.5	436.9	722.6	181.3	541.3
Cost of collaboration and contract manufacturing(3)	154.3	173.0	(18.7)	279.1	311.5	(32.4)
Other operating (income) expense, net	(31.3)	(50.2)	18.9	(71.8)	(90.6)	18.8
Total operating expenses	$1,791.3	$1,295.6	$495.7	$3,207.3	$2,423.7	$783.6

Average headcount	9,822	8,254	1,568	9,635	8,142	1,493

(1) Includes costs incurred as well as cost reimbursements from collaborators who are not deemed to be our customers
(2) Cost of goods sold primarily includes costs in connection with producing commercial supplies for products that are sold by Regeneron in the United States (i.e., for which we record net product sales), any royalties we are obligated to pay on such sales, and amounts we are obligated to pay to Sanofi for its share of Libtayo U.S. gross profits

(3) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others
Operating expenses included a total of $145.5 million and $103.5 million for the three months ended June 30, 2021 and 2020, respectively, and $276.4 million and $209.3 million for the six months ended June 30, 2021 and 2020, respectively, of non-cash compensation expense related to equity awards granted under our long-term incentive plans.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020*	$ Change	2021	2020*	$ Change
Direct research and development expenses:
REGEN-COV	$97.2	$14.1	$83.1	$305.9	$14.1	$291.8
Libtayo (cemiplimab)	38.2	35.4	2.8	78.0	71.4	6.6
Dupixent (dupilumab)	37.0	31.7	5.3	64.4	66.2	(1.8)
EYLEA	26.7	11.2	15.5	54.8	28.8	26.0
Fasinumab	20.2	43.2	(23.0)	51.7	83.7	(32.0)
Up-front payments related to license and collaboration agreements	—	85.0	(85.0)	—	85.0	(85.0)
Other product candidates in clinical development and other research programs	108.5	157.2	(48.7)	193.2	272.4	(79.2)
Total direct research and development expenses	327.8	377.8	(50.0)	748.0	621.6	126.4

Indirect research and development expenses:
Payroll and benefits	236.9	193.4	43.5	469.9	391.4	78.5
Lab supplies and other research and development costs	33.4	30.6	2.8	66.8	65.5	1.3
Occupancy and other operating costs	98.5	80.8	17.7	193.6	162.7	30.9
Total indirect research and development expenses	368.8	304.8	64.0	730.3	619.6	110.7

Clinical manufacturing costs	153.8	181.2	(27.4)	287.4	361.5	(74.1)

Reimbursement of research and development expenses by collaborators	(136.2)	(141.8)	5.6	(308.6)	(296.8)	(11.8)

Total research and development expenses	$714.2	$722.0	$(7.8)	$1,457.1	$1,305.9	$151.2

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
Reimbursement of research and development expenses by collaborators included $41.0 million and $127.8 million of reimbursements from Roche related to REGEN-COV for the three and six months ended June 30, 2021, respectively. There were no reimbursements of research and development expenses by collaborators related to REGEN-COV during the three and six months ended June 30, 2020.
Research and development expenses included non-cash compensation expense of $70.9 million and $56.9 million for the three months ended June 30, 2021 and 2020, respectively, and $140.6 million and $113.6 million for the six months ended June 30, 2021 and 2020, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to higher headcount-related costs, and an increase in commercialization-related expenses for EYLEA and Libtayo. In addition, the three months ended June 30, 2021 included costs associated with educational campaigns related to COVID-19. Selling, general, and administrative expenses also included non-cash compensation expense of $49.6 million and $38.2 million for the three months ended June 30, 2021 and 2020, respectively, and $100.4 million and $78.5 million for the six months ended June 30, 2021 and 2020, respectively.
Cost of Goods Sold
Cost of goods sold increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to the recognition of manufacturing costs in connection with product sales of REGEN-COV (refer to "Agreements Related to COVID-19 - U.S. Government" section above for further details). In addition, Cost of goods sold included inventory write-offs and reserves totaling $139.9 million and $149.3 million for the three and six months ended June 30, 2021, respectively, primarily related to REGEN-COV. For the three and six months ended June 30, 2020, such amounts were not material.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing decreased for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to the recognition of process validation costs during 2020 in connection with manufacturing Inmazeb under our BARDA agreement; such costs did not recur during 2021. This decrease was largely offset by the recognition of manufacturing costs associated with higher sales of Dupixent.
Other Operating (Income) Expense
Other operating (income) expense, net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with Sanofi IO, Teva, and MTPC collaborative arrangements.
Other Income (Expense)
Other income (expense), net, for the three and six months ended June 30, 2021, compared to the same periods in 2020, was primarily impacted by the recognition of higher unrealized gains on equity securities.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except effective tax rate)	2021	2020	2021	2020
Income tax expense	$653.9	$21.6	$791.7	$65.6
Effective tax rate	17.4%	2.4%	15.8%	4.1%
Our effective tax rate for the three and six months ended June 30, 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities. In addition, the effective tax rate for the six months ended June 30, 2021 was positively impacted by the reversal of liabilities related to uncertain tax positions. Our effective tax rate for the three and six months ended June 30, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,	December 31,
(In millions)	2021	2020	$ Change
Financial assets:
Cash and cash equivalents	$2,072.2	$2,193.7	$(121.5)
Marketable securities - current	1,838.6	1,393.3	445.3
Marketable securities - noncurrent	3,900.3	3,135.6	764.7
	$7,811.1	$6,722.6	$1,088.5

Borrowings:
Long-term debt	$1,979.2	$1,978.5	$0.7

Working capital:
Current assets	$13,337.6	$9,779.1	$3,558.5
Current liabilities	3,732.4	2,697.4	1,035.0
	$9,605.2	$7,081.7	$2,523.5
As of June 30, 2021, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Six Months Ended June 30, 2021 and 2020

	As of June 30,
(In millions)	2021	2020	$ Change
Cash flows provided by operating activities	$1,295.2	$1,641.4	$(346.2)
Cash flows (used in) provided by investing activities	$(933.2)	$1,010.2	$(1,943.4)
Cash flows used in financing activities	$(484.6)	$(2,277.2)	$1,792.6
Cash Flows from Operating Activities
Our net income for the six months ended June 30, 2021 included $552.9 million related to unrealized gains (net) on equity securities. As of June 30, 2021, Accounts receivable increased by $2.884 billion, compared to December 31, 2020, primarily due to REGEN-COV sales in connection with our agreement to supply drug product to the U.S. government.
Cash Flows from Investing Activities
Capital expenditures during the six months ended June 30, 2021 included costs associated with the expansion of our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, including construction of a fill/finish facility and related equipment. We expect to incur capital expenditures of $590 million to $640 million for the full year of 2021 primarily in connection with the continued expansion of our manufacturing facilities, including the fill/finish facility. Capital expenditures expected to be incurred during the remainder of 2021 also include costs related to plans to expand our research, preclinical manufacturing, and support facilities at our Tarrytown, New York campus.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $308.2 million during the six months ended June 30, 2021, compared to $2.168 billion during the six months ended June 30, 2020. For additional information related to cash flows from financing activities, see "Share Repurchase Program" and "Secondary Offering and Purchase of Regeneron Common Stock Held by Sanofi" sections below.

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
During the six months ended June 30, 2021, we repurchased 1,272,143 shares of our Common Stock under the January 2021 program and recorded the cost of the shares received, or $612.1 million, as Treasury Stock. As of June 30, 2021, $887.9 million remained available for share repurchases under the program.
Secondary Offering and Purchase of Regeneron Common Stock Held by Sanofi
In May 2020, a secondary offering of 13,014,646 shares of our Common Stock (the "Secondary Offering") held by Sanofi was completed. In connection with the Secondary Offering, we also purchased 9,806,805 shares of our Common Stock directly from Sanofi for an aggregate purchase amount of $5.0 billion (the "Stock Purchase").
We funded the Stock Purchase with a combination of cash on hand, proceeds from the sale of marketable securities, and proceeds from loans under a $1.5 billion senior unsecured bridge loan facility (the "Bridge Facility") which was entered into in May 2020. The Bridge Facility was repaid in August 2020 following the issuance and sale of the Company's senior unsecured notes.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed February 8, 2021). There have been no material changes to our critical accounting policies and use of estimates during the six months ended June 30, 2021.
Future Impact of Recently Issued Accounting Standards
As of June 30, 2021, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed February 8, 2021). There have been no material changes to our market risks or to our management of such risks as of June 30, 2021.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Summary of Risk Factors
As noted above, we are subject to a number of risks that if realized could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in this "Risk Factors" section. Please carefully consider all of the information in this Form 10-Q, including the full set of risks set forth in this "Risk Factors" section, and in our other filings with the SEC before making an investment decision regarding Regeneron.
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
•We face risks related to the development, manufacturing, and commercialization of REGEN-COV.
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
•We face risks from the improper conduct of our employees, agents, contractors, or collaborators, including those relating to potential non-compliance with relevant laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act.
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
The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. Though some of these restrictions have eased, the continuation or recurrence of these restrictions remains uncertain and will depend on many factors, including any future spikes in COVID-19 cases and the continued availability and efficacy of vaccines and treatments. It is expected that the pandemic will continue to ebb and flow, with different jurisdictions having higher levels of infections than others over the course of the pandemic. In addition, new variants of the SARS-CoV-2 virus have emerged, have been shown to be present in many geographies, and appear to spread more easily and quickly than other variants. As a result, shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies (which we previously implemented for a significant portion of our employees) may continue to varying degrees for the duration of the COVID-19 pandemic and may further negatively impact productivity, disrupt our business, and delay our clinical programs and development timelines beyond the delays we have already experienced and disclosed; the magnitude of these developments will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts were previously negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our marketed products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients' ability or willingness to start or continue treatment with our marketed products. Any of the foregoing factors may result in lower net product sales of our marketed products. For example, net product sales of EYLEA in the United States decreased for the three months ended June 30, 2020, compared to the same period in 2019, due in part to the impact of the COVID-19 pandemic. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of our net product sales. Demand for some or all of our marketed products may be further reduced if shelter-in-place or social distancing orders remain in effect or are re-implemented and, as a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.

Quarantines, shelter-in-place, social distancing, and similar government orders (or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur) related to COVID-19 previously impacted, and may impact in the future, personnel at our research and manufacturing facilities, our suppliers, and other third parties on which we rely, as well as the availability or cost of materials produced by or purchased from such parties, resulting in supply chain strains or disruptions that may become material. While some materials and services may be obtained from more than one supplier or provider, port closures and other restrictions resulting from the COVID-19 pandemic (including any government restrictions or limitations, such as those that may be imposed under the Defense Production Act) could materially disrupt our supply chain or limit our ability to obtain sufficient materials or services (including fill/finish services) required for the development and manufacturing of our products and product candidates as well as our research efforts. If microbial, viral (including COVID-19), or other contaminations are discovered in our products, product candidates, the materials used for their production, or in our facilities, or in the facilities of our collaborators, third-party contract manufacturers, or other providers or suppliers, the affected facilities may need to be closed or may otherwise be affected for an extended period of time, or the contamination may result in other delays or disruptions in our direct or indirect supply chain.
In addition, infections and deaths related to COVID-19 previously disrupted and may in the future disrupt the United States' healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay, FDA review and potential approval of our product candidates and new indications for our marketed products. In addition, some of our clinical trials were previously and may in the future be affected by the COVID-19 pandemic. This impact could result in further delays in site initiation and patient enrollment due to prioritization of hospital resources toward the COVID-19 pandemic, patients' inability to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, and restrictions on trial initiations imposed by hospitals and other trial sites as a result of the COVID-19 pandemic. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, was previously and may in the future be delayed or disrupted. We continue to evaluate the adverse impact of the COVID-19 pandemic on an individual trial basis. Any such disruptions may further negatively impact the progress of our clinical trials, including the readouts of trial results, the timing of regulatory review, and any anticipated program milestones.
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
In response to the recent global outbreak of COVID-19, we developed and are manufacturing and commercializing, in collaboration with Roche, REGEN-COV (known as Ronapreve in other countries outside the United States), a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus that received an EUA from the FDA in November 2020. There can be no assurance with respect to how long the EUA will remain in effect, whether the EUA will be revised (such as to include the treatment of hospitalized COVID-19 patients) based on new clinical trial results or otherwise, and whether the EUA is revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons (including if REGEN-COV is found to be less effective or not effective against new variants of the SARS-CoV-2 virus). In addition, while the EUA was granted following our announcement of positive results from the ongoing Phase 2/3 seamless trial in non-hospitalized patients with COVID-19 and we have further announced positive Phase 3 results in 2021 (as discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Additional Information – Clinical Development Programs"), there are multiple ongoing clinical trials to evaluate the safety and efficacy of the antibody cocktail and there is no assurance of favorable results from any ongoing or future clinical trials, the timing of their completion, or the FDA's or other regulatory authorities' favorable determinations based on data from any such clinical trial. It is also possible that the FDA and certain other regulatory authorities may not grant the antibody cocktail full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have significant limitations on its use. Further, other parties may be successful in developing a more effective treatment for COVID-19; and utilization of REGEN-COV has been and may in the future be adversely impacted by other factors, such as the rollout of vaccines providing acquired immunity against COVID-19. As a result, we may never be successful in fully commercializing REGEN-COV. The intense public interest, including speculation by the media, in the development and commercialization of REGEN-COV has caused or contributed to significant volatility in our stock price, which may continue as data and other information from the ongoing and any future clinical trials evaluating REGEN-COV and third-party product candidates for the treatment or prevention of COVID-19 as well as any other regulatory actions become public.
We also face risks related to our significant investment in the development, supply, allocation, distribution, pricing, and commercialization of REGEN-COV. Given the severity and urgency of the COVID-19 pandemic, we have committed significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of REGEN-COV, which involves a complex manufacturing process that is both resource- and time-sensitive. We expect our investment in the development and manufacture of REGEN-COV to continue through 2021 and potentially beyond, although the magnitude of our investment will be subject to clinical data results, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes. If we are unable to maintain the EUA or obtain regulatory approvals, or if we make a strategic decision to discontinue development of REGEN-COV or are otherwise not successful in the commercialization of REGEN-COV, we may be unable to recoup our significant expenses incurred to date and/or in the future related to the development and production of REGEN-COV. While we recognized significant net product sales and collaboration revenue in connection with sales of REGEN-COV during the three and six months ended June 30, 2021, the degree to which future sales of REGEN-COV will continue to impact our results of operations is highly uncertain.
In addition, our internal manufacturing capacity may not be sufficient to cover the demand for REGEN-COV. While we have entered into a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV, we cannot be certain that our current manufacturing and distribution capacity for REGEN-COV or any increased manufacturing and distribution capacity through our collaboration with Roche will be sufficient. In addition, we rely entirely on third parties for filling and finishing services for REGEN-COV. Our third-party fill/finish providers may not have sufficient capacity or may otherwise not be able to provide such services on a timely basis in the quantities requested (such as because they devote their capacity to other drugs or vaccines against COVID-19), which we previously experienced. The ability of our third-party providers to deliver such services to us may further be adversely impacted by the imposition of government restrictions or limitations (including those that may be imposed under the Defense Production Act). If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms or at all, we may experience delays in the development, manufacturing, and distribution of REGEN-COV.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the six months ended June 30, 2021 and 2020, EYLEA net sales in the United States represented 36% and 60% of our total revenues, respectively, with EYLEA net sales as a percentage of our total revenues for the six months ended June 30, 2021 being significantly lower due to the net product sales of REGEN-COV we recorded in that period in connection with deliveries of drug product under our agreements with the U.S. government. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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
•the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including price reporting and other disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescribing practices and payor coverage;
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
•the outcome of the pending government proceedings and investigations and other matters described in Note 12 to our Condensed Consolidated Financial Statements included in this report (including the civil complaint filed against us on June 24, 2020 in the U.S. District Court for the District of Massachusetts by the U.S. Attorney's Office for the District of Massachusetts); and
•the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. President Biden and various members of his administration and the current U.S. Congress have indicated that lowering drug prices continues to be a legislative and political priority, as evidenced, for example, by the "Executive Order on Promoting Competition in the American Economy" issued by President Biden in July 2021. Proposals aimed at drug pricing previously introduced at the federal level include measures that would index the price of certain drugs to international pricing, allow the government to negotiate prescription drug prices for Medicare, and permit the importation of drugs from other countries into the United States at lower prices. Another recent example is the September 2020 "MFN Executive Order" issued by former President Trump and the related interim final rule (the "MFN Interim Final Rule") issued by HHS, acting through CMS, to implement rulemaking to test a payment model (the "MFN Model") pursuant to which Medicare would pay no more than the "most-favored-nation price" within the member countries of the Organization for Economic Co-operation and Development for certain drugs covered by Medicare Part B (such as EYLEA) and Part D. As previously reported, while preliminary injunctive relief preventing the MFN Interim Final Rule from becoming effective on January 1, 2021 has been granted and such relief has not been appealed, if the MFN Interim Final Rule is not permanently enjoined or repealed or the MFN Model is otherwise implemented, this would have a material adverse impact on the extent of Medicare reimbursements for EYLEA and our results of operations. See Note 12 to our Condensed Consolidated Financial Statements for further details regarding the lawsuit relating to the MFN Interim Final Rule filed by Regeneron. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
EYLEA faces significant competition in the marketplace. For example, EYLEA competes in one or more of its approved indications with other VEGF inhibitors, including Novartis and Genentech/Roche's Lucentis® (ranibizumab) and Novartis' Beovu® (brolucizumab). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME and RVO, EYLEA also competes with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets (such as Ang2). In addition, we are aware of several companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments, including biosimilar versions of Lucentis under regulatory review or in late-stage clinical development. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
The market for Dupixent's current and potential future indications is also increasingly competitive. In atopic dermatitis, there are several topical ointments or agents either approved or in development. There is also a systemic JAK inhibitor approved for atopic dermatitis and others are in development. In addition, a number of companies are developing antibodies against IL-13, IL-13Ra1, OX40, IL-31R, and/or IL-1alpha. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor or immunoglobulin E; and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP. There are several other potentially competitive products in development that may compete with Dupixent in asthma, as well as potential future indications, including antibodies against thymic stromal lymphopoietin ("TSLP") or the IL-33 ligand. Dupixent also faces competition from inhaled products in asthma and potential future indications.
Libtayo also faces significant competition. There are several competitors that are marketing and/or developing antibodies against PD-1 and/or PDL-1 (some of which were approved in the relevant indications and commercialized before Libtayo), including Merck's Keytruda® (pembrolizumab), Bristol-Myers Squibb's Opdivo® (nivolumab), Roche's Tecentriq® (atezolizumab), and AstraZeneca's Imfinzi® (durvalumab).
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
Product Candidates
Our VelocImmune® technology, other antibody generation technologies, and late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies, including antibody generation technologies and other approaches such as RNAi and chimeric antigen receptor T cell (CAR-T cell) technologies. For example, we are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. We are also aware of other companies developing or marketing small molecules that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects. In addition, the first product to reach the market in a therapeutic area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our collaborators, can develop our product candidates, complete the clinical trials and approval processes, and, if such product candidates are approved for marketing and sale, supply commercial quantities to the market is expected to continue to be an important competitive factor. Due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for a product against any particular target, which may have a material adverse effect on our business or future prospects.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable, which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the six months ended June 30, 2021 and 2020, our gross product sales of such products to two customers accounted on a combined basis for 49% and 87% of our total gross product revenue, respectively, and gross product sales of REGEN-COV to the U.S. government accounted for an additional 43% of our gross product revenue in this period in 2021. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have an established organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish commercial capabilities outside the United States if we decide to co-commercialize a product outside the United States. For example, we recently exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, and we have taken initial steps to establish commercial capabilities in such jurisdictions. In addition, there may be other circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or our existing collaborator decides not to opt in, decides to opt out, or breaches its obligations to us with respect to a particular product.

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
The FDA and comparable foreign regulatory authorities enforce GCPs and other regulations and legal requirements through periodic inspections of trial sponsors, clinical research organizations ("CROs"), principal investigators, and trial sites. If we or any of the third parties conducting our clinical studies are determined to have failed to fully comply with GCPs, the study protocol or applicable regulations, the clinical data generated in those studies may be deemed unreliable. For example, as discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Additional Information - Clinical Development Programs – REGEN-COV (casirivimab and imdevimab) – Treatment Study - Hospitalized Patients," we were recently notified by the sponsor of a trial evaluating REGEN-COV in hospitalized patients with severe COVID-19 of a GCP inspection of the trial that found certain deviations from GCP compliance. There can be no assurance that the data from this trial will be found acceptable by the FDA or other regulatory authorities or will be sufficient for purposes of our request to expand the EUA for REGEN-COV to include COVID-19 treatment for appropriate hospitalized patients. This and similar instances of non-compliance with GCPs could result in non-approval of our product candidates by the FDA or foreign regulatory authorities such as the EC, or we or the FDA or such other regulatory authorities may decide to conduct additional inspections or require additional clinical studies, which would delay our development programs, require us to incur additional costs, and could substantially harm our business, prospects, operating results, and financial condition.
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
In addition to the standard drug approval process, the FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. For example, REGEN-COV has been authorized for use in certain individuals in the United States based on an EUA from the FDA. However, the FDA may revoke this EUA (or any other EUA we may be granted in the future) if it is determined that the underlying health emergency no longer exists or warrants such authorization; therefore, we cannot predict how long this EUA (or any other EUA we may be granted in the future) will remain in effect. Such revocation could adversely impact our business in a variety of ways, including by having to absorb related manufacturing and overhead costs as well as potential inventory write-offs if regulatory approval is not obtained timely or at all.
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
Dupixent and Libtayo are being studied in additional indications, as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development." There is no guarantee that marketing approval of Dupixent or Libtayo (as applicable) in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, cold sores, oropharyngeal pain, eosinophilia, insomnia, toothache, gastritis, joint pain (arthralgia), and facial rash or redness; and the side effects previously reported for Libtayo include certain immune-mediated adverse reactions, such as pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions, as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea. These and other complications or side effects could harm further development and/or commercialization of Dupixent and Libtayo (as applicable).
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
Many of our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 (which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse) is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal). We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. For example, on February 11, 2020, anonymous parties filed two requests for ex parte reexamination of two of our patents - U.S. Patent Nos. 10,406,226 (the "'226 Patent") and 10,464,992 (the "'992 Patent"), and the USPTO has granted both requests to initiate reexamination proceedings. In addition, as described in Note 12 to our Condensed Consolidated Financial Statements, on May 5, 2021, Mylan Pharmaceuticals Inc. filed petitions for inter partes review of U.S. Patent Nos. 9,254,338 (the "'338 Patent") and 9,669,069 (the "'069 Patent"). The '226 Patent concerns methods for manufacturing VEGF antagonist fusion proteins, including aflibercept, the '992 Patent concerns formulations and vials containing VEGF antagonist fusion proteins, including aflibercept; and the '338 Patent and the '069 Patent concern methods for treating angiogenic eye disorders by administering VEGF antagonist fusion proteins, including aflibercept. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions or our ability to obtain, maintain, and enforce our intellectual property rights. Any such changes could also affect the value of our intellectual property or narrow the scope of our patents. For example, the World Trade Organization ("WTO") is currently considering a proposal formulated in connection with the COVID-19 pandemic for a waiver of certain intellectually property rights under the WTO Agreement on Trade-Related Aspects of Intellectual Property Rights; the ultimate timing and scope of this waiver is unknown and we cannot be certain that our intellectual property rights related to REGEN-COV or any other current or future product or product candidate or technology would not be eliminated, narrowed, or weakened by any such waiver.

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
We are aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies; antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis with such antibodies; antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies; and antibodies to PD-1 and methods of treating cancer with such antibodies. In addition to Dupixent (dupilumab), Libtayo (cemiplimab), Praluent (alirocumab), and Kevzara (sarilumab), our late-stage antibody-based pipeline includes REGEN-COV, a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus; fasinumab, an antibody to NGF; garetosmab, an antibody to Activin A; pozelimab, an antibody to C5; odronextamab, a bispecific antibody targeting CD20 and CD3; itepekimab, an antibody to IL-33; REGN5458, a bispecific antibody targeting BCMA and CD3; REGN5713-5714-5715, a multi-antibody therapy to Bet v 1; and REGN1908-1909, a multi-antibody therapy to Fel d 1.
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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. We are aware of several companies developing biosimilar versions of EYLEA, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) expires on November 18, 2023, with the possibility of an additional six months of regulatory exclusivity (i.e., until May 18, 2024) if the FDA grants pediatric exclusivity based on our completion of certain studies evaluating EYLEA in pediatric patients with ROP and submission of the data from these studies to the FDA no later than 15 months before the date on which regulatory exclusivity would otherwise expire. The loss of market exclusivity for a product (such as EYLEA) would likely materially and negatively affect revenues from product sales of that product and thus our financial results and condition.
Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could adversely affect our ability to commercialize our marketed products and, if approved, our product candidates and to advance our clinical pipeline.
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. For example, our internal manufacturing capacity may not be sufficient to cover the demand for REGEN-COV. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. For example, as described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in August 2020, we announced a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV (known as Ronapreve in other countries outside the United States). We cannot be certain that our current manufacturing and distribution capacity for REGEN-COV or any increased manufacturing and distribution capacity through our collaboration with Roche will be sufficient. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services, including with respect to drug-delivery devices (such as a pre-filled syringe, patch pump, auto-injector, or other delivery system). Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment for individuals and the curtailment or restructuring of operations. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 12 to our Condensed Consolidated Financial Statements included in this report, we are party to a civil complaint filed in June 2020 by the U.S. Attorney's Office for the District of Massachusetts concerning our support of 501(c)(3) organizations that provide financial assistance to patients; and we are cooperating with pending government investigations concerning certain other business activities. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion in any such proceedings or investigations could harm our business, prospects, operating results, and financial condition.
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
We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the SEC and The NASDAQ Stock Market LLC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations. For example, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that expressly authorized or required the SEC to adopt additional rules in these areas, a number of which have yet to be fully implemented. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.
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
We have operations and conduct business outside the United States and we plan to expand these activities. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, which include:
•unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements, including those with which we and/or our collaborators must comply in order to maintain our marketing authorizations outside of the United States;
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
For example, effective January 31, 2020, the United Kingdom commenced an exit from the EU, commonly referred to as "Brexit." The transition period for Brexit expired on December 31, 2020 following the entry into a trade agreement that now governs the United Kingdom's relationship with the EU. We do not know to what extent Brexit will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. For example, the impact of Brexit on the ongoing validity in the United Kingdom of current EU authorizations for medicinal products and on the future process for obtaining and maintaining marketing authorization for pharmaceutical products manufactured or sold in the United Kingdom remains uncertain. We have large-scale manufacturing operations in Limerick, Ireland and have also established an office in the vicinity of London. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

We may incur additional tax liabilities related to our operations.
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. The Internal Revenue Service or other domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns (see also Note 9 to our Condensed Consolidated Financial Statements included in this report). Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). There are various U.S. tax law changes under consideration, including increases to the corporate income tax rates on both domestic and foreign income, that could have significant impact on our tax liability. Increases to the income tax rate or other changes to the tax law could materially impact our tax provision, cash tax liability, and effective tax rate. In addition, recommendations by the Organization for Economic Co-operation and Development and the EU could require companies to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny. Even though we regularly assess the information provided to tax authorities in determining the appropriateness of our tax reserves, such tax authorities could take a position that is contrary to our expectations, and the result could adversely affect our provision for income tax and our current rate.
We face potential liability related to the personal information we collect from individuals, data brokers, or research institutions or obtain from clinical trials sponsored by us or our collaborators.
Most U.S. health care providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with research institutions, including the Geisinger Health System, which are subject to such regulations. Regeneron is not currently classified as a covered entity or business associate under HIPAA and thus is not subject to its requirements or penalties. However, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered health care provider or research institution that has not satisfied HIPAA's requirements for disclosure of individually identifiable health information. There are instances where we collect and maintain sensitive personally identifiable information, which may include health information outside of the scope of HIPAA. This information may be received throughout the clinical trial process, in the course of our research collaborations, directly from individuals who enroll in our patient assistance programs, and from our own employees in a pandemic response process (such as in connection with the COVID-19 pandemic). In the case of a breach of personal information we may be subject to state breach notification laws requiring notification of affected individuals and state regulators.
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
Our clinical trial programs and research collaborations outside the U.S. (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource) implicate international data protection laws, including the EU's General Data Protection Regulation (the "GDPR"). The GDPR has created a range of new compliance obligations, including increased transparency requirements and new data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher)). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the risk of substantial financial penalties for insufficient notice and consent, failure to respond to data subject rights requests, lack of a legal basis for the transfer of personal information out of the EU, or improper processing of personal data under the GDPR. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business and could create liability for us.
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
Under our IO Collaboration, Sanofi also funds half of the development expenses incurred in connection with the clinical development of Libtayo, subject to an agreed-upon development budget. We also rely on Sanofi to lead commercialization efforts outside the United States for Libtayo and to assist us to comply with the necessary requirements related to Libtayo's regulatory approvals in the EU.

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
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources and borrowing availability under our revolving credit facility, together with funds generated by our current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements and other similar agreements (including our share of profits in connection with commercialization of EYLEA and Dupixent under our collaboration agreements with Bayer and Sanofi, respectively), will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. Our expenses may increase for many reasons, including expenses in connection with the commercialization of our marketed products and the potential commercial launches of our product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing of antibody-based product candidates we are developing on our own (without a collaborator), and expenses for which we are responsible in accordance with the terms of our collaboration agreements.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of June 30, 2021, we had an aggregate of $2.698 billion of outstanding indebtedness under the Notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of June 30, 2021, we had $2.072 billion in cash and cash equivalents and $5.739 billion in marketable securities (including $1.401 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
The elimination of LIBOR could adversely affect our business, operating results, and financial condition.
We are subject to risks related to uncertainty regarding the London Interbank Offered Rate ("LIBOR"). LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform, which may cause LIBOR to cease to exist after 2021 or to perform differently than in the past. On March 5, 2021, the Financial Conduct Authority in the U.K. announced that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar LIBOR terms and all sterling, euro, Swiss franc, and Japanese yen settings, and (ii) immediately after June 30, 2023, in the case of the one-, three-, six-, and 12-month U.S. dollar LIBOR terms. While we expect that alternatives to LIBOR will be implemented prior to the 2021 and 2023 target dates or that the 2021 and 2023 cessation dates may be extended, we cannot predict the consequences and timing of these developments. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years. There is currently limited information regarding the future utilization of LIBOR or of any particular replacement rate. A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our outstanding variable-rate indebtedness (if any), as well as floating-rate debt securities in our investment portfolio. For example, if a published U.S. dollar LIBOR is unavailable after 2021 or 2023, interest for borrowings (if any) with an interest rate based on the LIBOR rate under our revolving credit facility, which are indexed to LIBOR, will be determined using various alternative methods, any of which may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form.

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
•impact of the COVID-19 pandemic on our business, including future sales of REGEN-COV;
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2021, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 40.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2021. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In January 2021, our board of directors authorized a share repurchase program to repurchase up to $1.5 billion of our Common Stock (of which $887.9 million remained available as of June 30, 2021). Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2021, holders of Class A Stock held 15.0% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2021:
•our current executive officers and directors beneficially owned 8.5% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2021, and 19.8% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2021; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 40.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2021. In addition, these five shareholders plus our Chief Executive Officer held approximately 47.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase program, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended June 30, 2021. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/2021–4/30/2021	300,949		$486.30	300,610		$1,030,323,755
5/1/2021–5/31/2021	185,402		$502.22	185,376		$937,224,637
6/1/2021–6/30/2021	96,748		$514.91	95,892		$887,866,800
Total	583,099	(a)		581,878	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 5, 2021	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)