Form 10-Q
period 2021-09-30
REGENERON PHARMACEUTICALS, INC.
filed 2021-11-04
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of October 22, 2021:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,823,283
Common Stock, $.001 par value	105,719,735

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®," "Evkeeza®," "EYLEA®," "Inmazeb®," "Libtayo®" (in the United States), "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$3,432.4	$2,193.7
Marketable securities	2,355.2	1,393.3
Accounts receivable, net	5,452.0	4,114.7
Inventories	2,053.8	1,916.6
Prepaid expenses and other current assets	482.0	160.8
Total current assets	13,775.4	9,779.1

Marketable securities	5,631.3	3,135.6
Property, plant, and equipment, net	3,395.7	3,221.6
Deferred tax assets	723.2	858.9
Other noncurrent assets	145.9	168.1
Total assets	$23,671.5	$17,163.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$427.0	$475.5
Accrued expenses and other current liabilities	2,061.0	1,644.2
Finance lease liabilities	719.0	—
Deferred revenue	507.8	577.7
Total current liabilities	3,714.8	2,697.4

Long-term debt	1,979.6	1,978.5
Finance lease liabilities	—	717.2
Deferred revenue	56.5	57.8
Other noncurrent liabilities	662.6	687.1
Total liabilities	6,413.5	6,138.0

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,848,970 in 2021 and 2020	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 124,608,241 in 2021 and 121,533,460 in 2020	0.1	0.1
Additional paid-in capital	7,919.3	6,716.2
Retained earnings	16,739.3	10,893.0
Accumulated other comprehensive income	9.5	29.3
Treasury Stock, at cost; 17,930,390 shares in 2021 and 16,431,520 shares in 2020	(7,410.2)	(6,613.3)
Total stockholders' equity	17,258.0	11,025.3
Total liabilities and stockholders' equity	$23,671.5	$17,163.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statements of Operations
Revenues:
Net product sales	$2,279.9	$1,482.2	$8,142.0	$3,945.8
Collaboration revenue	1,073.9	653.2	2,783.0	1,694.8
Other revenue	99.0	158.6	195.0	433.6
	3,452.8	2,294.0	11,120.0	6,074.2

Expenses:
Research and development	665.4	684.6	2,122.5	1,990.5
Selling, general, and administrative	445.0	326.9	1,265.3	1,042.5
Cost of goods sold	238.8	131.0	961.4	312.3
Cost of collaboration and contract manufacturing	214.4	143.0	493.5	454.5
Other operating expense (income), net	42.0	(44.6)	(29.8)	(135.2)
	1,605.6	1,240.9	4,812.9	3,664.6

Income from operations	1,847.2	1,053.1	6,307.1	2,409.6

Other income (expense):
Other (expense) income, net	(16.4)	(28.5)	558.5	218.3
Interest expense	(14.2)	(26.3)	(43.2)	(42.1)
	(30.6)	(54.8)	515.3	176.2

Income before income taxes	1,816.6	998.3	6,822.4	2,585.8

Income tax expense	184.4	156.2	976.1	221.8

Net income	$1,632.2	$842.1	$5,846.3	$2,364.0

Net income per share - basic	$15.37	$7.98	$55.42	$21.83
Net income per share - diluted	$14.33	$7.39	$52.29	$20.36

Weighted average shares outstanding - basic	106.2	105.5	105.5	108.3
Weighted average shares outstanding - diluted	113.9	113.9	111.8	116.1

Statements of Comprehensive Income
Net income	$1,632.2	$842.1	$5,846.3	$2,364.0
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities	(6.4)	(4.9)	(20.5)	10.9
Unrealized gain (loss) on cash flow hedges	0.2	0.2	0.7	(1.2)
Comprehensive income	$1,626.0	$837.4	$5,826.5	$2,373.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	1.8	—	121.5	$0.1	$6,716.2	$10,893.0	$29.3	(16.4)	$(6,613.3)	$11,025.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.5	—	93.9	—	—	—	—	93.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(66.4)	—	—	—	—	(66.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	8.5	—	—	—	1.5	10.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.7)	(323.5)	(323.5)
Stock-based compensation charges	—	—	—	—	135.6	—	—	—	—	135.6
Net income	—	—	—	—	—	1,115.2	—	—	—	1,115.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13.1)	—	—	(13.1)
Balance, March 31, 2021	1.8	—	121.9	0.1	6,887.8	12,008.2	16.2	(17.1)	(6,935.3)	11,977.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.7	—	216.6	—	—	—	—	216.6
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(26.1)	—	—	—	—	(26.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	11.6	—	—	—	2.5	14.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(288.6)	(288.6)
Stock-based compensation charges	—	—	—	—	135.9	—	—	—	—	135.9
Net income	—	—	—	—	—	3,098.9	—	—	—	3,098.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.5)	—	—	(0.5)
Balance, June 30, 2021	1.8	—	122.5	0.1	7,225.8	15,107.1	15.7	(17.7)	(7,221.4)	15,127.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	2.5	—	816.5	—	—	—	—	816.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(269.6)	—	—	—	—	(269.6)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	10.2	—	—	—	1.8	12.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.2)	(190.6)	(190.6)
Stock-based compensation charges	—	—	—	—	136.4	—	—	—	—	136.4
Net income	—	—	—	—	—	1,632.2	—	—	—	1,632.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6.2)	—	—	(6.2)
Balance, September 30, 2021	1.8	—	124.6	$0.1	$7,919.3	$16,739.3	$9.5	(17.9)	$(7,410.2)	$17,258.0

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	1.8	—	113.3	$0.1	$4,428.6	$7,379.8	$21.1	(4.9)	$(739.9)	$11,089.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	3.1	—	817.4	—	—	—	—	817.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(155.1)	—	—	—	—	(155.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.5	—	—	—	2.1	14.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.8)	(336.0)	(336.0)
Stock-based compensation charges	—	—	—	—	108.0	—	—	—	—	108.0
Net income	—	—	—	—	—	624.6	—	—	—	624.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(30.2)	—	—	(30.2)
Balance, March 31, 2020	1.8	—	116.0	0.1	5,211.4	8,004.4	(9.1)	(5.7)	(1,073.8)	12,133.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	4.4	—	1,355.5	—	—	—	—	1,355.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.6)	—	(416.5)	—	—	—	—	(416.5)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	7.4	—	—	—	2.7	10.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(9.9)	(5,071.8)	(5,071.8)
Stock-based compensation charges	—	—	—	—	105.2	—	—	—	—	105.2
Net income	—	—	—	—	—	897.3	—	—	—	897.3
Other comprehensive income, net of tax	—	—	—	—	—	—	44.6	—	—	44.6
Balance, June 30, 2020	1.8	—	119.8	0.1	6,263.0	8,901.7	35.5	(15.6)	(6,142.9)	9,057.4
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.9	—	297.5	—	—	—	—	297.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(80.9)	—	—	—	—	(80.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	8.6	—	—	—	1.3	9.9
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.1)	(100.4)	(100.4)
Stock-based compensation charges	—	—	—	—	104.6	—	—	—	—	104.6
Net income	—	—	—	—	—	842.1	—	—	—	842.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4.7)	—	—	(4.7)
Balance, September 30, 2020	1.8	—	120.5	$0.1	$6,592.8	$9,743.8	$30.8	(15.7)	$(6,242.0)	$10,125.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$5,846.3	$2,364.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211.7	174.2
Non-cash compensation expense	413.3	310.5
Gains on marketable and other securities, net	(524.6)	(162.3)
Other non-cash items, net	264.4	51.0
Deferred taxes	58.8	117.9
Changes in assets and liabilities:
Increase in accounts receivable	(1,342.9)	(1,275.3)
Increase in inventories	(330.6)	(402.4)
(Increase) decrease in prepaid expenses and other assets	(316.8)	16.4
(Decrease) increase in deferred revenue	(71.2)	112.3
Increase in accounts payable, accrued expenses, and other liabilities	500.4	80.8
Total adjustments	(1,137.5)	(976.9)
Net cash provided by operating activities	4,708.8	1,387.1

Cash flows from investing activities:
Purchases of marketable and other securities	(4,872.3)	(2,642.7)
Sales or maturities of marketable and other securities	1,897.3	3,330.3
Capital expenditures	(397.0)	(453.2)
Net cash (used in) provided by investing activities	(3,372.0)	234.4

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,129.6	2,471.1
Payments in connection with Common Stock tendered for employee tax obligations	(450.3)	(652.5)
Repurchases of Common Stock	(778.5)	(5,465.7)
Proceeds from issuance of long-term debt	—	1,981.9
Proceeds from bridge loan facility	—	1,500.0
Repayment of bridge loan facility	—	(1,500.0)
Net cash used in financing activities	(99.2)	(1,665.2)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,237.6	(43.7)

Cash, cash equivalents, and restricted cash at beginning of period	2,207.3	1,630.3

Cash, cash equivalents, and restricted cash at end of period	$3,444.9	$1,586.6

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
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

2. Product Sales
Net product sales consist of the following:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
Net Product Sales in the United States	2021		2020	2021		2020
EYLEA®	$1,473.4		$1,318.3	$4,245.1		$3,604.0
Libtayo®	78.4		71.6	225.5		196.6
Praluent®	44.8		48.5	130.0		95.7	*
REGEN-COV®	676.7		40.2	3,530.1		40.2
Evkeeza®	6.6		—	9.1		—
ARCALYST®	—	**	3.6	2.2	**	9.3
	$2,279.9		$1,482.2	$8,142.0		$3,945.8

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
As of September 30, 2021 and December 31, 2020, the Company had $4.086 billion and $3.112 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and nine months ended September 30, 2021 and 2020. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Besse Medical, a subsidiary of AmerisourceBergen Corporation	40%	50%	33%	52%
McKesson Corporation	24%	34%	20%	34%
U.S. Government (see Note 3)	25%	*	38%	*

* Sales to the U.S. Government represented less than 10% of total gross product revenue during the period.

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2021	2020	2021	2020
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Collaboration revenue	$387.0	$212.8	$975.2	$555.6
Sales-based milestone earned	Collaboration revenue	$50.0	$50.0	$50.0	$50.0
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$144.7	$94.3	$361.2	$275.0
Reimbursement of research and development expenses	Reduction of Research and development expense	$45.2	$45.5	$122.3	$174.4
Regeneron's obligation for its share of Sanofi research and development expenses	Research and development expense	$(10.3)	$(17.5)	$(32.8)	$(59.1)
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$79.0	$83.2	$216.9	$260.4

Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	Collaboration revenue	$(3.0)	$(4.7)	$(12.6)	$(17.3)
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$3.1	$0.9	$10.5	$6.0
Reimbursement of research and development expenses	Reduction of Research and development expense	$21.8	$49.8	$66.2	$136.7
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$22.8	$14.5	$62.0	$39.2
Regeneron's obligation for its share of Sanofi commercial expenses	Selling, general, and administrative expense	$(9.4)	$(6.1)	$(28.0)	$(15.0)
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(34.6)	$(31.5)	$(99.4)	$(86.5)
Amounts recognized in connection with up-front payments received	Other operating income	$(47.7)	$20.0	$(4.1)	$57.0
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
Sanofi leads commercialization activities for products under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. In addition to profit and loss sharing, the Company is entitled to receive sales milestone payments from Sanofi. In the third quarter of 2020, the Company earned, and recognized as revenue, the first $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion on a rolling twelve-month basis. In the third quarter of 2021, the Company earned, and recognized as revenue, the second $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.5 billion on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $150.0 million in additional sales milestone payments from Sanofi.

The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	September 30,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$536.0	$407.7
Deferred revenue	$431.7	$347.7
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
Under the terms of the Immuno-oncology License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo (cemiplimab). The parties share equally, on an ongoing basis, agreed-upon development and commercialization expenses for Libtayo. The Company has principal control over the development of Libtayo and leads commercialization activities in the United States (see Note 2 for related product sales information), while Sanofi leads commercialization activities outside of the United States. The parties share equally in profits and losses in connection with the commercialization of Libtayo.
During the three months ended September 30, 2021, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $66.9 million as a reduction to other operating income.

The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	September 30,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$0.1	$(6.5)
Deferred revenue	$16.2	$10.7
Other liabilities	$286.0	$280.9
Other liabilities include up-front payments received from Sanofi for which recognition has been deferred.
The aggregate amount of the estimated consideration under the IO Collaboration related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of September 30, 2021 was $591.4 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
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
Amounts recognized in our Statements of Operations in connection with our Bayer EYLEA collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2021	2020	2021	2020
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	Collaboration revenue	$351.0	$287.9	$995.3	$772.6
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$14.0	$12.0	$41.6	$52.9
Reimbursement of research and development expenses	Reduction of Research and development expense	$14.5	$11.5	$35.2	$34.3
Regeneron's obligation for its share of Bayer research and development expenses	Research and development expense	$(8.0)	$(12.9)	$(31.4)	$(26.3)
The following table summarizes contract balances in connection with our Bayer EYLEA collaboration:

	September 30,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$374.8	$336.2
Deferred revenue	$115.2	$99.7

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
Amounts recognized in our Statements of Operations in connection with our collaboration with Teva are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2021	2020	2021	2020
Reimbursement of research and development expenses	Reduction of Research and development expense	$5.1	$25.9	$36.6	$82.1
Amounts recognized in connection with up-front and development milestone payments received	Other operating income	$3.2	$17.2	$22.6	$54.5
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	September 30,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$5.2	$27.7
Other liabilities	$43.3	$66.8
Other liabilities include up-front and development milestone payments received from Teva for which recognition has been deferred.
The aggregate amount of the estimated consideration under the Teva Collaboration Agreement related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of September 30, 2021 was $96.7 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
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
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government was obligated to purchase the 1.25 million doses of drug product that we delivered by June 30, 2021.
The Company has completed its final deliveries of drug product under the agreements described above.
In September 2021, the Company announced an amendment to its January 2021 agreement to supply the U.S. government with an additional 1.4 million doses of REGEN-COV. Pursuant to the agreement, the U.S. government is obligated to purchase all filled and finished doses of such additional drug product delivered by January 31, 2022, resulting in payments to the Company of up to $2.940 billion in the aggregate. Additionally, Roche will supply a portion of the doses to Regeneron to fulfill our agreement with the U.S. government (see "Roche" below for further details regarding our collaboration agreement with Roche).
See Note 2 for REGEN-COV net product sales recognized in connection with these agreements.

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
Under the terms of the agreement, each party is obligated to dedicate a certain amount of manufacturing capacity to casirivimab and imdevimab each year. We distribute the product in the United States and Roche distributes the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market. Each quarter, a single payment is due from one party to the other to true-up the global gross profits between the parties. If Regeneron is to receive a true-up payment from Roche, such amount will be recorded to Collaboration revenue. If Regeneron is to make a true-up payment to Roche, such amount will be recorded to Cost of goods sold.
Amounts recognized in our Statements of Operations in connection with the Roche Collaboration Agreement are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2021	2020	2021	2020
Global gross profit true-up payment owed from Roche in connection with sales of casirivimab and imdevimab	Collaboration revenue	$127.1	—	$361.8	—
Reimbursement of research and development expenses	Reduction of Research and development expense	$10.5	$9.5	$138.3	$9.5
The following table summarizes contract balances in connection with the Roche Collaboration Agreement:

	September 30,	December 31,
(In millions)	2021	2020
Accounts receivable, net	$305.5	$77.1
f. Intellia
In 2016, we entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. The parties collaborate to conduct research for the discovery, development, and commercialization of new therapies, in addition to the research and technology development of the CRISPR/Cas9 platform.
In May 2020, we expanded our existing collaboration with Intellia to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the parties to jointly develop potential products for the treatment of hemophilia A and B. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the agreement, we made a $70.0 million up-front payment and purchased shares of Intellia common stock for an aggregate purchase price of $30.0 million. The up-front payment and the amount paid in excess of the fair market value of the shares purchased, or $15.0 million, were recorded to Research and development expense during the three months ended June 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Net income - basic and diluted	$1,632.2	$842.1	$5,846.3	$2,364.0

Weighted average shares - basic	106.2	105.5	105.5	108.3
Effect of dilutive securities:
Stock options	6.4	7.8	5.3	7.3
Restricted stock awards and restricted stock units	1.3	0.6	1.0	0.5
Weighted average shares - diluted	113.9	113.9	111.8	116.1

Net income per share - basic	$15.37	$7.98	$55.42	$21.83
Net income per share - diluted	$14.33	$7.39	$52.29	$20.36
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2021	2020	2021	2020
Stock options	0.4	0.1	4.8	2.6

5. Marketable Securities
Marketable securities as of September 30, 2021 and December 31, 2020 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of September 30, 2021	Cost Basis	Gains	Losses	Value
Corporate bonds	$5,911.8	$19.9	$(6.9)	$5,924.8
U.S. government and government agency obligations	101.2	0.6	(0.1)	101.7
Sovereign bonds	64.6	0.5	—	65.1
Commercial paper	272.6	—	—	272.6
Certificates of deposit	231.7	—	—	231.7
Asset-backed securities	19.0	—	—	19.0
	$6,600.9	$21.0	$(7.0)	$6,614.9

As of December 31, 2020
Corporate bonds	$3,053.0	$37.5	$(0.2)	$3,090.3
U.S. government and government agency obligations	127.6	1.3	—	128.9
Sovereign bonds	65.2	1.1	—	66.3
Commercial paper	276.0	0.1	—	276.1
Certificates of deposit	127.4	0.1	—	127.5
	$3,649.2	$40.1	$(0.2)	$3,689.1
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of September 30, 2021 mature at various dates through September 2026. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	September 30,	December 31,
(In millions)	2021	2020
Maturities within one year	$2,355.2	$1,393.3
Maturities after one year through five years	4,259.7	2,295.8
	$6,614.9	$3,689.1
The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of September 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$2,905.9	$(6.9)	—	—	$2,905.9	$(6.9)
U.S. government and government agency obligations	27.0	(0.1)	—	—	27.0	(0.1)
	$2,932.9	$(7.0)	—	—	$2,932.9	$(7.0)

As of December 31, 2020
Corporate bonds	$364.5	$(0.2)	—	—	$364.5	$(0.2)
For the three and nine months ended September 30, 2021, realized gains and losses on sales of marketable securities were not material. For the three months ended September 30, 2020, realized gains and losses on sales of marketable securities were not material. Realized gains were $28.5 million and realized losses were not material for the nine months ended September 30, 2020.

With respect to marketable securities, for the three and nine months ended September 30, 2021 and 2020, amounts reclassified from Accumulated other comprehensive income into Other (expense) income, net were related to realized gains and losses on sales of available-for-sale debt securities.
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

(In millions)		Fair Value Measurements at Reporting Date
As of September 30, 2021	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$5,924.8	—	$5,924.8
U.S. government and government agency obligations	101.7	—	101.7
Sovereign bonds	65.1	—	65.1
Commercial paper	272.6	—	272.6
Certificates of deposit	231.7	—	231.7
Asset-backed securities	19.0	—	19.0
Equity securities (unrestricted)	35.7	$35.7	—
Equity securities (restricted)	1,335.9	1,335.9	—
	$7,986.5	$1,371.6	$6,614.9

As of December 31, 2020
Available-for-sale debt securities:
Corporate bonds	$3,090.3	—	$3,090.3
U.S. government and government agency obligations	128.9	—	128.9
Sovereign bonds	66.3	—	66.3
Commercial paper	276.1	—	276.1
Certificates of deposit	127.5	—	127.5
Equity securities (unrestricted)	48.3	$48.3	—
Equity securities (restricted)	791.5	791.5	—
	$4,528.9	$839.8	$3,689.1
The Company held certain restricted equity securities as of September 30, 2021 which are subject to transfer restrictions that expire at various dates through 2024.
During the three and nine months ended September 30, 2021, we recorded $29.1 million of net unrealized losses and $523.8 million of net unrealized gains, respectively, on equity securities in Other (expense) income, net. During the three and nine months ended September 30, 2020, we recorded $37.5 million of net unrealized losses and $133.8 million of net unrealized gains, respectively, on equity securities in Other (expense) income, net.
In addition to the investments summarized in the table above, as of September 30, 2021 and December 31, 2020, the Company had $40.0 million and $59.2 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of our long-term debt (see Note 8), which was determined based on Level 2 inputs, was estimated to be $1.891 billion and $1.958 billion as of September 30, 2021 and December 31, 2020, respectively.

7. Inventories
Inventories consist of the following:

	September 30,	December 31,
(In millions)	2021	2020
Raw materials	$646.3	$459.4
Work-in-process	843.7	904.6
Finished goods	60.1	121.7
Deferred costs	503.7	430.9
	$2,053.8	$1,916.6
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three and nine months ended September 30, 2021, Cost of goods sold included inventory write-offs and reserves totaling $38.7 million and $188.0 million, respectively. For the three and nine months ended September 30, 2020, Cost of goods sold included inventory write-offs and reserves totaling $11.8 million and $23.6 million, respectively.
8. Debt
Bridge Loan Facility
As described in Note 10, in the second quarter of 2020, we purchased shares of our Common Stock from Sanofi in connection with Sanofi's secondary offering of our Common Stock held by Sanofi. This purchase was partially funded with proceeds from loans under a $1.5 billion senior unsecured bridge loan facility (the "Bridge Facility") which was entered into in May 2020. The loans under the Bridge Facility bore interest at a variable interest rate based on either the London Interbank Offered Rate or the alternate base rate, plus an applicable margin that varied with our debt rating and total leverage ratio. The Bridge Facility was repaid in full during the third quarter of 2020 following the closing of the issuance and sale of the Company's senior notes (as described below).
Senior Notes
In August 2020, we issued and sold $1.250 billion aggregate principal amount of senior unsecured notes due 2030 and $750 million aggregate principal amount of senior unsecured notes due 2050. Long-term debt in connection with our senior unsecured notes (collectively, the "Notes"), net of underwriting discounts and offering expenses, consists of the following:

	September 30,	December 31,
(In millions)	2021	2020
1.750% Senior Notes due September 2030	$1,239.6	$1,238.7
2.800% Senior Notes due September 2050	740.0	739.8
	$1,979.6	$1,978.5
Interest expense related to the Notes for the three and nine months ended September 30, 2021 was $11.1 million and $33.3 million, respectively.
9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 10.2% and 15.6% for the three months ended September 30, 2021 and 2020, respectively, and 14.3% and 8.6% for the nine months ended September 30, 2021 and 2020, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, the foreign-derived intangible income deduction, and federal tax credits for research activities. In addition, the effective tax rate for the nine months ended September 30, 2021 was positively impacted by the reversal of liabilities related to uncertain tax positions. During the nine months ended September 30, 2021, we reduced the amount of liabilities for uncertain tax positions related to the Company’s federal income tax returns for 2015 and 2016, as these audits are effectively settled. The Company's federal income tax returns for 2017 and 2018 are currently under audit by the Internal Revenue Service ("IRS"). The Company's effective tax rate for the three and nine months ended September 30, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities.

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
In January 2021, our board of directors authorized an additional share repurchase program to repurchase up to $1.5 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the November 2019 share repurchase program described above. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of September 30, 2021, $697.3 million remained available for share repurchases under the program.
The table below summarizes the shares of our Common Stock we repurchased under the programs during the three and nine months ended September 30, 2021 and 2020 and the cost of the shares received, which were recorded as Treasury Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Number of shares repurchased	0.3	0.2	1.6	0.9
Total cost of shares received	$190.5	$100.4	$802.7	$373.3
Sanofi Funding of Certain Development Costs
In 2018, the Company and Sanofi entered into a letter agreement (the "Letter Agreement") in connection with, among other matters, the allocation of additional funds to certain activities relating to dupilumab and itepekimab (collectively, the "Dupilumab/Itepekimab Eligible Investments"). Pursuant to the Letter Agreement, we agreed to allow Sanofi to satisfy its funding obligations with respect to Dupilumab/Itepekimab Eligible Investments, as well as Libtayo development costs, for quarterly periods ending on September 30, 2020 by selling our Common Stock owned by Sanofi. During the nine months ended September 30, 2020, Sanofi elected to sell, and we elected to purchase (by issuing a credit towards the amount owed by Sanofi), 77,677 shares of our Common Stock to satisfy Sanofi's funding obligation related to Libtayo development costs, and we recorded the cost of the shares received, or $41.7 million, as Treasury Stock. During the nine months ended September 30, 2020, Sanofi elected to sell, and we elected to purchase (in cash), 171,471 shares of our Common Stock in connection with Sanofi's funding obligation for Dupilumab/Itepekimab Eligible Investments, and we recorded the cost of the shares received, or $93.3 million, as Treasury Stock. During the three months ended September 30, 2020, there were no shares of our Common Stock purchased from Sanofi to satisfy Sanofi's funding obligations related to Libtayo development costs and/or Dupilumab/Itepekimab Eligible Investments.
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

11. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	September 30,
(In millions)	2021	2020
Cash and cash equivalents	$3,432.4	$1,573.0
Restricted cash included in Other noncurrent assets	12.5	13.6
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$3,444.9	$1,586.6
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
The following amounts were included in accounts payable, accrued expenses, and other liabilities:

	September 30,	December 31,	September 30,	December 31,
(In millions)	2021	2020	2020	2019
Accrued capital expenditures	$70.1	$83.6	$100.4	$133.7
12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of September 30, 2021 and December 31, 2020, the Company's accruals for loss contingencies were not material. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
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
United States
In the United States, Amgen asserted claims of U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and sought a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also sought a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. As described in greater detail under "Second Jury Trial and Appeal" below, on February 11, 2021, the Federal Circuit (as defined below) affirmed the lower court's decision that certain of Amgen's asserted patent claims are invalid based on lack of enablement.
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
Europe
Amgen has asserted European Patent No. 2,215,124 (the "'124 Patent"), which pertains to PCSK9 monoclonal antibodies, in the countries in Europe discussed below. In October 2020, the '124 Patent claims directed to compositions of matter and medical use relevant to Praluent were ruled invalid based on a lack of inventive step by the Technical Board of Appeal (the "TBA") of the European Patent Office (the "EPO"). This decision impacted each of the infringement proceedings based on the '124 Patent discussed below.
Amgen filed lawsuits in Germany, the United Kingdom, and France in July 2016, July 2016, and September 2016, respectively, against the Company and certain of Sanofi's affiliated entities for infringement of the relevant designation of the '124 Patent in each such jurisdiction; and these lawsuits were dismissed in November 2020, September 2021, and June 2021, respectively. The dismissal in Germany followed an earlier finding of infringement and granting of an injunction, both of which were subsequently overturned. In December 2019, Amgen also filed lawsuits in the Netherlands, Italy, and Spain for infringement of the relevant designation of the '124 Patent in each such jurisdiction; the Company was not named as a defendant in any of these actions, and each of these lawsuits was dismissed in February 2021.
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
Proceedings Relating to Dupixent (dupilumab) Injection
United States
On March 23, 2017, the Company, Sanofi-Aventis U.S. LLC, and Genzyme Corporation initiated an inter partes review ("IPR") in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of U.S. Patent No. 8,679,487 (the "'487 Patent") owned by Immunex Corporation relating to antibodies that bind the human interleukin-4 receptor and subsequently filed two additional IPR petitions in the USPTO seeking declarations of invalidity of the '487 Patent based on different grounds (the "Additional IPR Petitions"). The Patent Trial and Appeal Board ("PTAB") of the USPTO issued a final written decision on the Additional IPR Petitions on February 14, 2019, invalidating all 17 claims of the '487 Patent as obvious. This decision was subsequently affirmed by the Federal Circuit and Immunex's petition for writ of certiorari was denied by the United States Supreme Court. The '487 Patent expired in May 2020 following Immunex's filing of a terminal disclaimer with the USPTO.
On April 5, 2017, Immunex Corporation filed a lawsuit against the Company, Sanofi, Sanofi-Aventis U.S. LLC, Genzyme Corporation, and Aventisub LLC in the United States District Court for the Central District of California seeking a judgment of patent infringement of the '487 Patent and a declaratory judgment of infringement of the '487 Patent, in each case by the Company's and the other defendants' Commercializing of Dupixent; monetary damages (together with interest); an order of willful infringement of the '487 Patent, which would allow the court in its discretion to award damages up to three times the amount assessed; costs and expenses of the lawsuit; and attorneys' fees. The court subsequently granted a joint stipulation by the parties to stay the litigation pending resolution of the appeals of the PTAB's final written decisions on the Additional IPR Petitions discussed above; and, on August 3, 2021, granted a motion to dismiss the lawsuit, dismissing all of Immunex's claims with prejudice.
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
Proceedings Relating to EYLEA (aflibercept) Injection
On January 7, 2021, Chengdu Kanghong Pharmaceutical Group Co., Ltd. ("Chengdu Kanghong") filed an IPR petition in the USPTO against the Company' s U.S. Patent No. 10,464,992 (the "'992 Patent") and a post-grant review ("PGR") petition against the Company's U.S. Patent No. 10,828,345 (the "'345 Patent") seeking declarations of invalidity of the '992 Patent and '345 Patent. On June 23, 2021, Chengdu Kanghong filed motions to dismiss each of these petitions and terminate the respective proceedings, which were granted by the USPTO on June 25, 2021.
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
On September 7, 2021, Celltrion, Inc. filed a PGR petition in the USPTO against the Company's U.S. Patent No. 10,857,231 (the "'231 Patent") seeking a declaration of invalidity of the '231 Patent.
On October 26 and October 27, 2021, anonymous parties initiated opposition proceedings in the EPO against the Company's European Patent No. 2,944,306 (the "'306 Patent") seeking revocation of the '306 Patent in its entirety.
Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On June 19, 2020, Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") filed a complaint with the U.S. International Trade Commission (the "ITC") pursuant to Section 337 of the Tariff Act of 1930 requesting that the ITC institute an investigation relating to the importation into the United States and/or sale within the United States after importation of EYLEA pre-filled syringes ("PFS") and/or components thereof which allegedly infringe Novartis’s U.S. Patent No. 9,220,631 (the "'631 Patent"). Novartis also requested a permanent limited exclusion order forbidding entry into the United States of EYLEA PFS or components thereof; a permanent cease-and-desist order from the importation, sale, offer for sale, advertising, packaging, or solicitation of any sale by the Company of EYLEA PFS or components thereof; and a bond should the Company continue to import EYLEA PFS (if found to infringe) during, if applicable, any 60-day Presidential review period (i.e., the period when the President of the United States (or his designee) can disapprove any ITC decision to issue an exclusion order or cease-and-desist order). The ITC instituted the investigation on July 22, 2020 and a trial was scheduled for April 19–23, 2021. On March 26, 2021, the staff attorney appointed by the ITC's Office of Unfair Import Investigations ("OUII")—an independent government party to the case representing the public interest—

determined that the '631 Patent is invalid on several grounds. On April 8, 2021, Novartis moved to terminate the ITC investigation in its entirety based on its withdrawal of the complaint; and, on May 3, 2021, the ITC terminated the investigation.
On June 19, 2020, Novartis also filed a patent infringement lawsuit (as amended on August 2, 2021) in the U.S. District Court for the Northern District of New York asserting claims of the '631 Patent and seeking preliminary and permanent injunctions to prevent the Company from continuing to infringe the '631 Patent. Novartis also seeks a judgment of patent infringement of the '631 Patent, monetary damages (together with interest), an order of willful infringement of the '631 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuits, and attorneys' fees. On July 30, 2020, the court granted the Company's motion to stay these proceedings until a determination in the ITC proceedings discussed above, including any appeals therefrom, becomes final. On June 11, 2021, the court, at the request of Novartis, lifted the stay.
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration of invalidity of the '631 Patent on two separate grounds. On January 15, 2021, the USPTO declined to institute an IPR proceeding on procedural grounds in light of the pending ITC investigation discussed above; the other IPR petition has been withdrawn. Following Novartis's motion to terminate the ITC investigation discussed above, on April 16, 2021 the Company filed a new IPR petition seeking a declaration of invalidity of the '631 Patent based on the same grounds that were the basis for the OUII staff attorney's determination discussed above. On October 26, 2021, the USPTO issued a decision instituting the IPR proceeding.
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). The Company is also seeking injunctive relief and treble damages. On September 4, 2020, Novartis filed, and Vetter moved to join, a motion to dismiss the complaint, to transfer the lawsuit to the Northern District of New York, or to stay the suit; and on October 19, 2020, Novartis filed, and Vetter moved to join, a second motion to dismiss the complaint on different grounds. On January 25, 2021, the Company filed an amended complaint seeking a judgment that Novartis's conduct violates Section 2 of the Sherman Antitrust Act based on additional grounds, as well as a judgment of tortious interference with contract. On February 22, 2021, Novartis filed, and Vetter moved to join, a motion to dismiss the amended complaint. On September 21, 2021, the court granted Novartis and Vetter's motion to transfer this lawsuit to the Northern District of New York. As a result, this lawsuit was transferred to the same judge that had been assigned to the patent infringement lawsuit discussed above.
Proceedings Related to "Most Favored Nation" Interim Final Rule
On December 11, 2020, the Company filed a lawsuit in the United States District Court for the Southern District of New York against the U.S. Department of Health and Human Services, the Secretary of HHS, the Centers for Medicare & Medicaid Services ("CMS"), and the Administrator of CMS seeking declaratory and injunctive relief related to the interim final rule with comment period entitled "Most Favored Nation (MFN) Model" issued on November 20, 2020 by HHS, acting through CMS. On the same day, the Company filed a motion for a preliminary injunction and temporary restraining order, seeking to prevent implementation of the MFN Rule. On December 22, 2020, the court heard oral argument on the Company's motion for a preliminary injunction and temporary restraining order. On December 31, 2020, the court granted the Company's motion and issued a preliminary injunction. On February 2, 2021, the government stated to the court that the Solicitor General had determined not to appeal the preliminary injunction. On February 10, 2021, the court entered a 90-day stay of the litigation and subsequently extended the stay, with the most recent 30-day extension granted on October 11, 2021. On August 6, 2021, CMS issued a Notice of Proposed Rulemaking that proposes to rescind the MFN Rule.
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
Proceedings Relating to REGEN-COV (casirivimab and imdevimab)
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit (as amended on April 8, 2021) against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221 (the "'221 Patent"). Allele seeks a judgment of patent infringement of the '221 Patent, an award of monetary damages (together with interest), an order of willful infringement of the '221 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuit, and attorneys' fees. On July 16, 2021, the Company filed a motion to dismiss the complaint.
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
In September 2019, the Company and Regeneron Healthcare Solutions, Inc., a wholly-owned subsidiary of the Company, each received a civil investigative demand ("CID") from the U.S. Department of Justice pursuant to the federal False Claims Act relating to remuneration paid to physicians in the form of consulting fees, advisory boards, speaker fees, and payment or reimbursement for travel and entertainment allegedly in violation of the federal Anti-Kickback Statute. The CIDs relate to EYLEA, Praluent, Dupixent, ZALTRAP, ARCALYST, and Kevzara and cover the period from January 2015 to the present. On June 3, 2021, the United States District Court for the Central District of California unsealed a qui tam complaint filed against the Company, Regeneron Healthcare Solutions, Inc., and Sanofi-Aventis U.S. LLC by two qui tam plaintiffs (known as relators) purportedly on behalf the United States and various states (the "State Plaintiffs"), asserting causes of action under the federal False Claims Act and state law. Also on June 3, 2021, the United States and the State Plaintiffs notified the court of their decision to decline to intervene in the case. On October 29, 2021, the qui tam plaintiffs filed an amended complaint in this matter.
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

Proceedings Initiated by Humana
On July 22, 2021, Humana Inc. ("Humana") filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging Humana has been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. Humana alleges causes of action under state law and the RICO Act and seeks monetary damages and equitable relief. On September 27, 2021, the Company filed a motion to dismiss the complaint in its entirety.
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
Proceedings Relating to Shareholder Derivative Complaint
On June 29, 2021, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties in relation to the allegations in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. The complaint seeks an award of damages allegedly sustained by the Company; an order requiring Regeneron to take all necessary actions to reform and improve its corporate governance and internal procedures; disgorgement from the individual defendants of all profits and benefits obtained by them resulting from their sales of Regeneron stock; and costs and disbursements of the action, including attorneys' fees. On July 28, 2021, the defendants filed a notice of removal, removing the case from the New York Supreme Court to the U.S. District Court for the Southern District of New York. On September 24, 2021, the individual defendants moved to dismiss the complaint in its entirety. Also on September 24, 2021, the plaintiff filed a motion to remand the case to the New York Supreme Court.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed or otherwise commercialized by Regeneron and/or its collaborators or licensees (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and product candidates being developed by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Evkeeza® (evinacumab), Inmazeb® (atoltivimab, maftivimab, and odesivimab-ebgn), REGEN-COV® (casirivimab and imdevimab), fasinumab, garetosmab, pozelimab, odronextamab, itepekimab, REGN5458, REGN5713-5714-5715, REGN1908-1909, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation those listed above; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products, research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron’s Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), as well as Regeneron's agreement with Roche relating to the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve™ in other countries) and its REGEN-COV supply agreement with the U.S. government, to be cancelled or terminated; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 12 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, pain, hematologic conditions, infectious diseases, and rare diseases.
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
Selected financial information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues	$3,452.8	$2,294.0	$11,120.0	$6,074.2
Net income	$1,632.2	$842.1	$5,846.3	$2,364.0
Net income per share - diluted	$14.33	$7.39	$52.29	$20.36
For purposes of this report, references to our products encompass products marketed or otherwise commercialized by us and/or our collaborators or licensees and references to our product candidates encompass product candidates in development by us and/or our collaborators or licensees (in the case of collaborated or licensed products or product candidates under the terms of the applicable collaboration or license agreements), unless otherwise stated or required by the context.
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
			✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy	✓
	-	Neovascular glaucoma ("NVG")			✓
Dupixent (dupilumab) Injection(2)	-	Atopic dermatitis (in adults and adolescents)	✓	✓	✓	✓
	-	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Asthma (in pediatrics 6–11 years of age)	✓
	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓

Product (continued)		Disease Area	Territory
			U.S.	EU	Japan	ROW(4)
Libtayo (cemiplimab) Injection(2)	-	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓		✓
	-	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓		✓
	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
Praluent (alirocumab) Injection(3)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓		✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
	-	Homozygous familial hypercholesterolemia ("HoFH")	✓
REGEN-COV(5)	-	COVID-19			✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(2)	-	Rheumatoid arthritis ("RA")	✓	✓	✓	✓
Evkeeza (evinacumab) Injection	-	HoFH (in adults and adolescents)	✓	✓
Inmazeb (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	-	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(6)	-	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	-	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults and pediatrics)	✓
	-	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(7)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

Note 1: Refer to "Net Product Sales of Regeneron-Discovered Products" section below for information regarding whether net product sales for a particular product are recorded by us or others.
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
(5) Known as REGEN-COV in the United States and Ronapreve in other countries
(6) Pursuant to a 2017 license agreement with Kiniksa Pharmaceuticals, Ltd., we granted Kiniksa the right to develop and commercialize certain new indications for ARCALYST. In March 2021, Kiniksa received marketing approval for its first new indication of ARCALYST in the United States; consequently we granted U.S. commercial rights to ARCALYST for all previously approved indications and Kiniksa pays us a share of ARCALYST profits. Refer to "Collaboration, License, and Other Agreements - Kiniksa" section below for further details.

(7) Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net product sales of ZALTRAP.

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
In August 2021, the United Kingdom's ("UK") Medicines and Healthcare products Regulatory Agency ("MHRA") granted Conditional Marketing Authorization for the casirivimab and imdevimab antibody cocktail in England, Scotland, and Wales to prevent and treat acute COVID-19 infection. In addition, the MHRA authorized emergency supply of the antibody cocktail to prevent and treat acute COVID-19 infection in Northern Ireland.
Emergency or temporary pandemic use authorizations are also currently in place in certain other countries outside the United States, including within the European Union, India, Switzerland, and Canada.

Net Product Sales of Regeneron-Discovered Products

	Three Months Ended September 30,
	2021			2020			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	$1,473.4	$930.8	$2,404.2	$1,318.3	$780.0	$2,098.3	15%
Dupixent(b)	$1,256.7	$406.2	$1,662.9	$851.2	$221.4	$1,072.6	55%
Libtayo(c)	$78.4	$41.1	$119.5	$71.6	$24.5	$96.1	24%
Praluent(d)	$44.8	$69.7	$114.5	$48.5	$43.0	$91.5	25%
REGEN-COV(e)	$676.7	$518.8	$1,195.5	$40.2	—	$40.2	(h)
Kevzara(b)	$58.5	$39.3	$97.8	$33.2	$36.8	$70.0	40%
Evkeeza(f)	$6.6	—	$6.6	—	—	—	(h)
ARCALYST(g)	$12.1	—	$12.1	$3.6	—	$3.6	236%
ZALTRAP(b)	$1.2	$20.9	$22.1	$1.7	$22.5	$24.2	(9%)

	Nine Months Ended September 30,
	2021			2020			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	$4,245.1	$2,658.9	$6,904.0	$3,604.0	$2,102.7	$5,706.7	21%
Dupixent(b)	$3,364.8	$1,060.0	$4,424.8	$2,300.6	$572.2	$2,872.8	54%
Libtayo(c)	$225.5	$111.7	$337.2	$196.6	$54.3	$250.9	34%
Praluent(d)	$130.0	$188.5	$318.5	$130.8	$127.1	$257.9	23%
REGEN-COV(e)	$3,530.1	$1,173.2	$4,703.3	$40.2	—	$40.2	(h)
Kevzara(b)	$119.9	$113.7	$233.6	$105.0	$93.4	$198.4	18%
Evkeeza(f)	$9.1	—	$9.1	—	—	—	(h)
ARCALYST(g)	$22.0	—	$22.0	$9.3	—	$9.3	137%
ZALTRAP(b)	$3.9	$66.1	$70.0	$4.9	$74.0	$78.9	(11%)

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

(f) Regeneron records net product sales of Evkeeza in the United States
(g) Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States and pays us a share of ARCALYST profits, if any. Prior to April 1, 2021, Regeneron recorded net product sales of ARCALYST in the United States. Refer to "Products" section above and "Collaboration, License, and Other Agreements - Kiniksa" section below for further details.

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

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 Events to Date	Select Upcoming Milestones(i)

Ophthalmology

EYLEA (aflibercept)(b)		–High-dose formulation in wet AMD	–Retinopathy of prematurity ("ROP")(c) –High-dose formulation in wet AMD –High-dose formulation in DME	–ROP (Japan)
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

–Completed enrollment in Phase 3 studies for high-dose formulation in wet AMD and DME

–Reported that Phase 2 trial of high-dose formulation in wet AMD met its primary safety and efficacy endpoints

–Submit supplemental BLA ("sBLA") for every-16-weeks dosing regimen in patients with NPDR (first half 2022)

–Report results from Phase 3 studies for high-dose formulation in wet AMD and DME (second half 2022)

Immunology & Inflammation

Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit		–Peanut allergy –Grass allergy	–Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d) –Eosinophilic esophagitis ("EoE")(c) in adults(d), adolescents(d), and pediatrics	–Asthma in pediatrics (6–11 years of age) (EU) –EoE in adults and adolescents (U.S.)	–Reported that Phase 3 trial for atopic dermatitis in pediatrics (6 months–5 years of age) met its primary and key secondary endpoints –Initiated Phase 3 study in hand and foot atopic dermatitis	–Submit sBLA (Q4 2021) and Marketing Authorization Application ("MAA") (first half 2022) for atopic dermatitis in pediatric patients (6 months–5 years of age)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 Events to Date	Select Upcoming Milestones(i)
Dupixent (dupilumab)(a) (continued)
–Chronic obstructive pulmonary disease ("COPD")

–Bullous pemphigoid (Phase 2/3)(c)

–Chronic spontaneous urticaria ("CSU")

–Prurigo nodularis

–Allergic bronchopulmonary aspergillosis ("ABPA")

–Chronic inducible urticaria

–Chronic rhinosinusitis without nasal polyposis

–Allergic fungal rhinosinusitis

–Approved by FDA for asthma in pediatrics (6–11 years of age)

–Reported that Phase 3 trial in CSU met its primary and key secondary endpoints

–Reported that Phase 3 trial in prurigo nodularis met its primary and key secondary endpoints

–Reported that Part B of the Phase 3 trial in adults and adolescents with EoE met its co-primary endpoints

–Approved by FDA for 200 mg auto-injector

–Reported that Phase 2 trial of Dupixent in combination with Aimmune Therapeutics' AR101, an oral immunotherapy, in pediatric patients with peanut allergy met its primary and key secondary endpoint

–European Commission ("EC") decision on regulatory submission for asthma in pediatrics (6–11 years of age) (first half 2022)

–Complete rolling sBLA submission for EoE in adults and adolescents (first half 2022)

–Report results from Phase 2 study in peanut allergy (first half 2022)

–Report results from additional Phase 3 CSU study (first half 2022)

–Report results from additional Phase 3 prurigo nodularis study (first half 2022)

Kevzara (sarilumab)(a) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") –Systemic juvenile idiopathic arthritis ("sJIA")
Itepekimab(a) (REGN3500) Antibody to IL-33			–COPD
REGN1908-1909(f) Multi-antibody therapy to Fel d 1			–Cat allergy		–Reported that Phase 2 study in cat allergic patients with mild asthma met its primary and key secondary endpoints

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 Events to Date	Select Upcoming Milestones(i)
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy		–Initial Phase 3 study in birch allergic patients with allergic rhinoconjunctivitis met its primary endpoint
REGN6490 Antibody to IL-36R	–Palmo-plantar pustulosis

Solid Organ Oncology

Libtayo (cemiplimab)(a)(g) Antibody to PD-1	–Metastatic or locally advanced CSCC(d) –Neoadjuvant CSCC –Second-line cervical cancer, ISA101b combination	–First-line NSCLC, chemotherapy combination –Second-line cervical cancer(e) –Adjuvant CSCC	–Second-line cervical cancer (U.S.)	–Approved by FDA and EC for first-line NSCLC, monotherapy

–Approved by FDA and EC for BCC

–Reported Phase 3 chemotherapy combination trial in NSCLC met its overall survival primary endpoint; trial stopped early based on Independent Data Monitoring Committee ("IDMC") recommendation

					–Reported positive results from Phase 3 trial in cervical cancer, demonstrating an overall survival benefit; trial stopped early based on IDMC recommendation	–FDA decision on sBLA for cervical cancer (target action date of January 30, 2022) –Submit MAA for cervical cancer (Q4 2021) –Submit sBLA (Q4 2021) and MAA (Q1 2022) for NSCLC, chemotherapy combination
REGN4018(f) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer					–Report results from Phase 1 study in platinum-resistant ovarian cancer (2022)
REGN5668 Bispecific antibody targeting MUC16 and CD28	–Ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer					–Report results from Phase 1 study in prostate cancer (2022)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 Events to Date	Select Upcoming Milestones(i)
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC
REGN5093-M114 Bispecific antibody-drug conjugate targeting two distinct MET epitopes	–MET overexpressing advanced cancer
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies				–Presented positive data from Phase 1 trial in combination with Libtayo in advanced melanoma at American Society of Clinical Oncology Annual Meeting	–Initiate Phase 3 study in first-line metastatic melanoma (2022)
REGN6569 Antibody to GITR	–Solid tumors
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Odronextamab (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)	–B-cell non-Hodgkin lymphoma ("B-NHL") (potentially pivotal study)			–Resumed enrollment of patients with follicular lymphoma ("FL") and diffuse large B-cell lymphoma ("DLBCL") following protocol amendments	–Initiate Phase 3 program (2022)
REGN5458(f) Bispecific antibody targeting BCMA and CD3		–Multiple myeloma (potentially pivotal study)				–Expand into earlier lines of multiple myeloma therapy (first half 2022)
REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 Events to Date	Select Upcoming Milestones(i)
Pozelimab(f) (REGN3918) Antibody to C5; studied as monotherapy and in combination with cemdisiran		–CD55-deficient protein-losing enteropathy(c), monotherapy (potentially pivotal study) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(n)	–Myasthenia gravis, cemdisiran combination(n)			–Submit BLA for CD55-deficient protein-losing enteropathy, monotherapy (first half 2022) –Initiate Phase 3 study in PNH, cemdisiran combination (2022)
Cemdisiran(n) siRNA therapeutic targeting C5		–Immunoglobulin A nephropathy
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(m) TTR gene knockout using CRISPR/Cas9	–Hereditary transthyretin amyloidosis with polyneuropathy ("ATTRv-PN")(c)				–Reported positive interim data from Phase 1 trial in ATTRv-PN
REGN9933 Antibody to Factor XI	–Thrombosis

General Medicine

REGEN-COV (casirivimab and imdevimab)(e)(k)(l) Multi-antibody therapy to SARS-CoV-2 virus	–COVID-19 multi-dose safety study	–COVID-19 dose-ranging virology study in non-hospitalized patients	–COVID-19 treatment in non-hospitalized patients –COVID-19 treatment in hospitalized patients –COVID-19 prevention –COVID-19 prevention in immunocompromised patients	–COVID-19 treatment and prevention (U.S. and EU) –EUA amendment to add COVID-19 treatment for hospitalized patients and pre-exposure prophylaxis
–Reported that Phase 3 trials in non-hospitalized COVID-19 patients met primary and key secondary endpoints

–New England Journal of Medicine published positive results from Phase 3 trial in non-hospitalized COVID-19 patients

–NIH COVID-19 Treatment Guidelines updated to strongly recommend REGEN-COV be used in non-hospitalized COVID-19 patients at high risk of clinical progression
–FDA decision on BLA (target action date of April 13, 2022) and EC decision on regulatory submission (Q4 2021) for COVID-19 treatment of non-hospitalized patients and prevention

–Submit BLA (Q4 2021) and MAA (Q1 2022) for COVID-19 treatment in hospitalized patients

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 Events to Date	Select Upcoming Milestones(i)
REGEN-COV (casirivimab and imdevimab)(e)(k)(l) (continued)	–Reported that Phase 3 trial in hospitalized COVID-19 patients met its primary endpoint

–Reported that all tested doses in Phase 2 dose-ranging study in non-hospitalized patients met its primary endpoint

–FDA updated EUA, lowering dose to 1,200 mg, allowing for subcutaneous injections in certain circumstances, and to include post-exposure prophylaxis

–Approved by Ministry of Health, Labour and Welfare ("MHLW") for COVID-19 treatment in Japan

–Reported that Phase 3 prevention trial in uninfected household contacts of SARS-CoV-2 infected individuals met its primary and key secondary endpoints

–Positive results reported from Phase 3 RECOVERY trial in hospitalized patients
Praluent (alirocumab) Antibody to PCSK9			–HeFH in pediatrics		–Approved by FDA for HoFH

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 Events to Date	Select Upcoming Milestones(i)
Fasinumab(j)(f) (REGN475) Antibody to NGF			–Osteoarthritis pain of the knee or hip(e)
–Report additional longer-term safety results from Phase 3 studies in osteoarthritis pain of the knee or hip (Q4 2021)

–Continue discussions with regulatory authorities and determine next steps for the program (Q4 2021)

Evkeeza (evinacumab)(f) Antibody to ANGPTL3		–Acute pancreatitis prevention			–Approved by FDA and EC for HoFH –Completed Phase 2 study in severe hypertriglyceridemia
Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e) (potentially pivotal study)				–Further review trial data and determine next steps for the program (2022)
REGN4461(f) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e)
REGN5381 Agonist antibody to NPR1	–Heart failure
ALN-HSD(n) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")

Note: For purposes of the table above, a program is classified in Phase 1, 2, or 3 clinical development after recruitment for the corresponding study or studies has commenced.
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

(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(i) As described in the section preceding the table above and Part II, Item 1A. "Risk Factors," development timelines may be further subject to change as a result of the impact of the COVID-19 pandemic.

(j) In collaboration with Teva and Mitsubishi Tanabe Pharma
(k) Certain trials conducted with the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the NIH
(l) In collaboration with Roche
(m) In collaboration with Intellia
(n) In collaboration with Alnylam

General
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the continued success in commercializing EYLEA and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
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
Treatment Study - Hospitalized Patients
In June 2021, positive results were reported from the Phase 3 UK-based RECOVERY trial in hospitalized patients with severe COVID-19. The trial found that adding REGEN-COV to usual care reduced the risk of death by 20% in patients who had not mounted a natural antibody response on their own against SARS-CoV-2, compared to usual care alone. We have shared these data with regulatory authorities and requested that the EUA be expanded to include COVID-19 treatment for appropriate hospitalized patients. We were subsequently notified by the sponsor of the RECOVERY trial of a Good Clinical Practices ("GCPs") inspection of the trial by the UK MHRA, which found certain deviations from GCP compliance. The MHRA report stated that it found no evidence that the identified issues had impacted the overall data integrity to such an extent that the data would be unreliable based on those findings. However, it noted that certain aspects of data quality could not be fully assured and requested that certain corrective and preventative actions be taken; the sponsor of the trial has been in discussions with the MHRA and is responding to these findings. We have shared this information with the FDA.
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

In September 2021, the Company announced that a Phase 3 trial in patients hospitalized with COVID-19 met its primary endpoint. The trial showed that REGEN-COV significantly reduced viral load within 7 days of treatment in patients who entered the trial without having mounted their own antibody response (seronegative) and required low-flow or no supplemental oxygen. Patients who received REGEN-COV in this trial experienced a 36% reduced risk of death within 29 days of receiving treatment, and in patients who were seronegative when they entered the trial the risk of death was reduced by 56%. The FDA is currently reviewing the Company's request to expand the EUA to include treatment in hospital settings.
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
During the third quarter of 2021, we also initiated a Phase 2 trial in high-risk children aged 12 years and under to assess the safety and tolerability of REGEN-COV.
Agreements Related to COVID-19
U.S. Government
In the first quarter of 2020, the Company announced an expansion of its Other Transaction Agreement with the Biomedical Advanced Research Development Authority ("BARDA"), pursuant to which the U.S. Department of Health and Human Services ("HHS") was obligated to fund certain of our costs incurred for research and development activities related to COVID-19 treatments.
In July 2020, the Company announced a $466 million agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government.
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government was obligated to purchase all filled and finished doses of drug product delivered by June 30, 2021, up to 1.25 million doses, at the lowest treatment dose authorized or approved by the FDA for the indication authorized under the EUA, resulting in payments to the Company of $2.625 billion (as described under "Products - REGEN-COV - Emergency and Temporary Use Authorizations" above).
The Company has completed its final deliveries of drug product under the agreements described above.
In September 2021, the Company announced an amendment to its January 2021 agreement to supply the U.S. government with an additional 1.4 million doses of REGEN-COV. Pursuant to the agreement, the U.S. government is obligated to purchase all filled and finished doses of such additional drug product delivered by January 31, 2022, resulting in payments to the Company of up to $2.940 billion in the aggregate. A number of factors may impact the quantity and timing of filled and finished drug product supply, including manufacturing considerations. Additionally, Roche will supply a portion of the doses to Regeneron to fulfill our agreement with the U.S. government (see "Roche" below for further details regarding our collaboration agreement with Roche).
See "Results of Operations - Revenues" below for REGEN-COV net product sales recognized in connection with these agreements.
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

Collaboration, License, and Other Agreements
Sanofi
Antibody
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). See discussion below for updates related to the development and commercialization of Praluent effective April 1, 2020. Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), Sanofi is generally responsible for funding 80%–100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30%–50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and in certain countries outside the United States. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive sales milestone payments from Sanofi. In the third quarter of 2020, the Company earned the first $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion on a rolling twelve-month basis. In the third quarter of 2021, the Company earned the second $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.5 billion on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $150.0 million in additional sales milestone payments from Sanofi.
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
Effective December 31, 2018, the Company and Sanofi entered into an Amended and Restated Immuno-oncology Discovery and Development Agreement (the "Amended IO Discovery Agreement"), which narrowed the scope of the existing discovery and development activities conducted by the Company ("IO Development Activities") under the original 2015 Immuno-oncology Discovery and Development Agreement (the "2015 IO Discovery Agreement") to developing therapeutic bispecific antibodies targeting (i) BCMA and CD3 (the "BCMAxCD3 Program") and (ii) MUC16 and CD3 (the "MUC16xCD3 Program") through clinical proof-of-concept. The Amended IO Discovery Agreement provided for, among other things, Sanofi's prepayment for certain IO Development Activities regarding the BCMAxCD3 Program and the MUC16xCD3 Program. Under the terms of the Amended IO Discovery Agreement, the Company was required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million (the "BCMAxCD3 Program Costs Cap") and (ii) the MUC16xCD3 Program through the earlier of clinical proof-

of-concept or the expenditure of $50.0 million (the "MUC16xCD3 Program Costs Cap"). We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the Amended IO Discovery Agreement from our share of profits from commercialized IO Collaboration products.
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
Under the terms of the IO License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo. We have principal control over the development of Libtayo, and the parties share equally, on an ongoing basis, development and commercialization expenses for Libtayo.
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
Teva
Fasinumab
We and Teva are parties to a collaboration agreement to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties share equally, on an ongoing basis, development costs under a global development plan. As of September 30, 2021, we had earned an aggregate of $120.0 million of development milestones from Teva and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
In May 2020, we expanded our existing collaboration with Intellia Therapeutics, Inc. to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the companies to jointly develop potential products for the treatment of hemophilia A and B, with Regeneron leading development and commercialization activities. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the May 2020 agreement, we made a $70.0 million up-front payment and purchased shares of Intellia common stock for an aggregate purchase price of $30.0 million.
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
Results of Operations
Three and Nine Months Ended September 30, 2021 and 2020
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues	$3,452.8	$2,294.0	$11,120.0	$6,074.2
Operating expenses	1,605.6	1,240.9	4,812.9	3,664.6
Income from operations	1,847.2	1,053.1	6,307.1	2,409.6
Other income (expense)	(30.6)	(54.8)	515.3	176.2
Income before income taxes	1,816.6	998.3	6,822.4	2,585.8
Income tax expense	184.4	156.2	976.1	221.8
Net income	$1,632.2	$842.1	$5,846.3	$2,364.0

Net income per share - diluted	$14.33	$7.39	$52.29	$20.36
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2021		2020	$ Change	2021		2020		$ Change
Net product sales in the United States:
EYLEA	$1,473.4		$1,318.3	$155.1	$4,245.1		$3,604.0		$641.1
Libtayo	78.4		71.6	6.8	225.5		196.6		28.9
Praluent	44.8		48.5	(3.7)	130.0		95.7	*	*
REGEN-COV	676.7		40.2	636.5	3,530.1		40.2		3,489.9
Evkeeza	6.6		—	6.6	9.1		—		9.1
ARCALYST	—	**	3.6	**	2.2	**	9.3		**
Collaboration revenue:
Sanofi	581.8		353.3	228.5	1,384.3		869.3		515.0
Bayer	365.0		299.9	65.1	1,036.9		825.5		211.4
Roche	127.1		—	127.1	361.8		—		361.8
Other revenue	99.0		158.6	(59.6)	195.0		433.6		(238.6)
Total revenues	$3,452.8		$2,294.0	$1,158.8	$11,120.0		$6,074.2		$5,045.8

* Net product sales of Praluent in the United States were recorded by Sanofi prior to April 1, 2020.
** Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States.

Net Product Sales
Net product sales of EYLEA in the United States increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to higher sales volume (including the adverse impact of the COVID-19 pandemic on U.S. EYLEA demand during the three months ended June 30, 2020), partly offset by an increase in sales-related deductions.
Effective April 1, 2020, the Company became solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. Refer to "Collaboration, License, and Other Agreements - Sanofi - Antibody" section above for further details.
During the three and nine months ended September 30, 2021 and 2020, net product sales of REGEN-COV were recorded in connection with our agreements with the U.S. government. Refer to "Agreements Related to COVID-19 - U.S. Government" section above for further details.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$387.0	$212.8	$975.2	$555.6
Sales-based milestone earned	50.0	50.0	50.0	50.0
Reimbursement for manufacturing of commercial supplies(1)	144.7	94.3	361.2	275.0
Total Antibody	581.7	357.1	1,386.4	880.6
Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	(3.0)	(4.7)	(12.6)	(17.3)
Reimbursement for manufacturing of commercial supplies(1)	3.1	0.9	10.5	6.0
Total Immuno-oncology	0.1	(3.8)	(2.1)	(11.3)
Total Sanofi collaboration revenue	$581.8	$353.3	$1,384.3	$869.3

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Antibody
Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary. During the three and nine months ended September 30, 2021, the increase in our share of profits in connection with commercialization of antibodies, compared to the same periods of 2020, was driven by higher Dupixent profits.

Regeneron's share of profits in connection with the commercialization of Dupixent, Praluent (through March 31, 2020), and Kevzara is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Dupixent, Praluent, and Kevzara net product sales(1)	$1,760.7	$1,142.6	$4,658.4	$3,151.0
Regeneron's share of collaboration profits	$425.8	$233.7	$1,080.2	$618.1
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(38.8)	(20.9)	(105.0)	(62.5)
Regeneron's share of profits in connection with commercialization of antibodies	$387.0	$212.8	$975.2	$555.6

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales	22%	19%	21%	18%

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
During the three months ended September 30, 2021 and 2020, the Company earned $50.0 million sales-based milestones from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.5 billion and $1.0 billion, respectively, on a rolling twelve-month basis.
Bayer Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$351.0	$287.9	$995.3	$772.6
Reimbursement for manufacturing of commercial supplies(1)	14.0	12.0	41.6	52.9
Total Bayer collaboration revenue	$365.0	$299.9	$1,036.9	$825.5

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
EYLEA net product sales outside the United States	$930.8	$780.0	$2,658.9	$2,102.7
Regeneron's share of collaboration profit from sales outside the United States	$365.8	$302.5	$1,039.9	$816.0
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(14.8)	(14.6)	(44.6)	(43.4)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$351.0	$287.9	$995.3	$772.6

Regeneron's net profit as a percentage of EYLEA net product sales outside the United States	38%	37%	37%	37%

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
Roche Collaboration Revenue
As described above under "Agreements Related to COVID-19 - Roche", Roche distributes and records net product sales of the casirivimab and imdevimab antibody cocktail outside the United States, and the parties share gross profits from worldwide sales, depending on the amount of manufactured product supplied by each party to the market. Each quarter, a single payment is due from one party to the other to true-up the global gross profits between the parties. If Regeneron is to receive a true-up payment from Roche, such amount will be recorded to Collaboration revenue. If Regeneron is to make a true-up payment to Roche, such amount will be recorded to Cost of goods sold.
During the three and nine months ended September 30, 2021, true-up payments owed from Roche in connection with this agreement were $127.1 million and $361.8 million, respectively. Roche provides us with an estimate of its gross profits for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and the true-up of global gross profits is adjusted accordingly, as necessary.
Other Revenue
Other revenue decreased during the three and nine months ended September 30, 2021, compared to the same periods of 2020, primarily due to lower amounts recognized in connection with our agreement with BARDA related to funding of certain development activities for COVID-19 antibodies, and, to a lesser extent, Inmazeb.
Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except headcount data)	2021	2020	$ Change	2021	2020	$ Change
Research and development(1)	$665.4	$684.6	$(19.2)	$2,122.5	$1,990.5	$132.0
Selling, general, and administrative(1)	445.0	326.9	118.1	1,265.3	1,042.5	222.8
Cost of goods sold(2)	238.8	131.0	107.8	961.4	312.3	649.1
Cost of collaboration and contract manufacturing(3)	214.4	143.0	71.4	493.5	454.5	39.0
Other operating expense (income), net	42.0	(44.6)	86.6	(29.8)	(135.2)	105.4
Total operating expenses	$1,605.6	$1,240.9	$364.7	$4,812.9	$3,664.6	$1,148.3

Average headcount	10,030	8,657	1,373	9,766	8,314	1,452

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

(3) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others.
Operating expenses included a total of $136.9 million and $101.2 million for the three months ended September 30, 2021 and 2020, respectively, and $413.3 million and $310.5 million for the nine months ended September 30, 2021 and 2020, respectively, of non-cash compensation expense related to equity awards granted under our long-term incentive plans.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020*	$ Change	2021	2020*	$ Change
Direct research and development expenses:
Libtayo (cemiplimab)	$34.6	$46.9	$(12.3)	$112.6	$118.4	$(5.8)
Dupixent (dupilumab)	34.1	31.3	2.8	98.6	97.4	1.2
EYLEA	23.5	19.7	3.8	78.3	48.5	29.8
REGEN-COV	15.4	70.2	(54.8)	320.1	84.3	235.8
Fasinumab	6.6	39.9	(33.3)	58.3	123.6	(65.3)
Up-front payments related to license and collaboration agreements	—	—	—	—	85.0	(85.0)
Other product candidates in clinical development and other research programs	106.3	115.2	(8.9)	300.5	387.7	(87.2)
Total direct research and development expenses	220.5	323.2	(102.7)	968.4	944.9	23.5

Indirect research and development expenses:
Payroll and benefits	241.9	205.1	36.8	711.8	596.5	115.3
Lab supplies and other research and development costs	38.3	41.8	(3.5)	105.1	107.2	(2.1)
Occupancy and other operating costs	104.1	83.0	21.1	297.8	245.8	52.0
Total indirect research and development expenses	384.3	329.9	54.4	1,114.7	949.5	165.2

Clinical manufacturing costs	163.5	177.8	(14.3)	450.9	539.3	(88.4)

Reimbursement of research and development expenses by collaborators	(102.9)	(146.3)	43.4	(411.5)	(443.2)	31.7

Total research and development expenses	$665.4	$684.6	$(19.2)	$2,122.5	$1,990.5	$132.0

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Research and development expenses for the nine months ended September 30, 2020 included the $70.0 million up-front payment and the amount paid in excess of the fair value of the shares purchased, or $15.0 million, in connection with our collaboration agreement with Intellia (see "Collaboration and License Agreements - Intellia" above). Direct research and development expenses in 2020 also include costs incurred in connection with Kevzara for the treatment of COVID-19 patients (included within "Other product candidates in clinical development and other research programs" in the table above).

Reimbursement of research and development expenses by collaborators included reimbursements from Roche related to REGEN-COV of $10.5 million and $138.3 million for the three and nine months ended September 30, 2021, respectively, and $9.5 million for both the three and nine months ended September 30, 2020.
Research and development expenses included non-cash compensation expense of $73.1 million and $55.9 million for the three months ended September 30, 2021 and 2020, respectively, and $213.7 million and $169.5 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to higher headcount-related costs and an increase in commercialization-related expenses for EYLEA, including direct-to-consumer advertising. In addition, the nine months ended September 30, 2021 included increased commercialization-related expenses for Libtayo and costs associated with educational campaigns related to COVID-19. Selling, general, and administrative expenses also included non-cash compensation expense of $48.7 million and $35.9 million for the three months ended September 30, 2021 and 2020, respectively, and $149.1 million and $114.4 million for the nine months ended September 30, 2021 and 2020, respectively.
Cost of Goods Sold
Cost of goods sold increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to the recognition of manufacturing costs in connection with product sales of REGEN-COV. In addition, Cost of goods sold included inventory write-offs and reserves totaling $38.7 million and $188.0 million for the three and nine months ended September 30, 2021, respectively (primarily related to REGEN-COV for the nine months ended September 30, 2021). Inventory write-offs and reserves were $11.8 million and $23.6 million for the three and nine months ended September 30, 2020, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent. The increase for the nine months ended September 30, 2021 was partly offset by the recognition of process validation costs during 2020 in connection with manufacturing Inmazeb under our BARDA agreement; such costs did not recur during 2021.
Other Operating Expense (Income)
Other operating expense (income), net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with Sanofi IO, Teva, and MTPC collaborative arrangements.
During the three months ended September 30, 2021, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the Sanofi IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $66.9 million as a reduction to other operating income.
Other Income (Expense)
Other income (expense), net, for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily impacted by the recognition of higher unrealized gains on equity securities.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except effective tax rate)	2021	2020	2021	2020
Income tax expense	$184.4	$156.2	$976.1	$221.8
Effective tax rate	10.2%	15.6%	14.3%	8.6%
Our effective tax rate for the three and nine months ended September 30, 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, the foreign-derived intangible income deduction, and federal tax credits for research activities. In addition, the effective tax rate for the nine months ended September 30, 2021 was positively impacted by the reversal of liabilities related to uncertain tax positions. Our effective tax rate for the three and nine months ended September 30, 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,	December 31,
(In millions)	2021	2020	$ Change
Financial assets:
Cash and cash equivalents	$3,432.4	$2,193.7	$1,238.7
Marketable securities - current	2,355.2	1,393.3	961.9
Marketable securities - noncurrent	5,631.3	3,135.6	2,495.7
	$11,418.9	$6,722.6	$4,696.3

Borrowings:
Long-term debt	$1,979.6	$1,978.5	$1.1

Working capital:
Current assets	$13,775.4	$9,779.1	$3,996.3
Current liabilities	3,714.8	2,697.4	1,017.4
	$10,060.6	$7,081.7	$2,978.9
As of September 30, 2021, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Nine Months Ended September 30, 2021 and 2020

	As of September 30,
(In millions)	2021	2020	$ Change
Cash flows provided by operating activities	$4,708.8	$1,387.1	$3,321.7
Cash flows (used in) provided by investing activities	$(3,372.0)	$234.4	$(3,606.4)
Cash flows used in financing activities	$(99.2)	$(1,665.2)	$1,566.0
Cash Flows from Investing Activities
Sales of marketable securities during the nine months ended September 30, 2020 included proceeds in connection with funding our stock repurchase from Sanofi (as described below). Capital expenditures during the nine months ended September 30, 2021 included costs associated with the expansion of our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, including construction of a fill/finish facility and related equipment. We expect to incur capital expenditures of $545 million to $575 million for the full year of 2021 primarily in connection with the continued expansion of our manufacturing facilities, including the fill/finish facility. Capital expenditures expected to be incurred during the remainder of 2021 also include costs related to plans to expand our research, preclinical manufacturing, and support facilities at our Tarrytown, New York campus.

Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $1.130 billion during the nine months ended September 30, 2021, compared to $2.471 billion during the nine months ended September 30, 2020. For additional information related to cash flows from financing activities, see "Share Repurchase Program", "Secondary Offering and Purchase of Regeneron Common Stock Held by Sanofi", and "Issuance of Senior Notes" sections below.
Share Repurchase Program
In November 2019, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. As of December 31, 2020, the Company had repurchased the entire $1.0 billion of its Common Stock that it was authorized to repurchase under this program.
In January 2021, our board of directors authorized an additional share repurchase program to repurchase up to $1.5 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the November 2019 share repurchase program. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. We plan to finance the share repurchase program with available cash.
During the nine months ended September 30, 2021, we repurchased 1,567,555 shares of our Common Stock under the January 2021 program and recorded the cost of the shares received, or $802.7 million, as Treasury Stock. As of September 30, 2021, $697.3 million remained available for share repurchases under the program.
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
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed February 8, 2021). There have been no material changes to our critical accounting policies and use of estimates during the nine months ended September 30, 2021.
Future Impact of Recently Issued Accounting Standards
As of September 30, 2021, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed February 8, 2021). There have been no material changes to our market risks or to our management of such risks as of September 30, 2021.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in Note 12 to our Condensed Consolidated Financial Statements included in this report.
ITEM 1A. RISK FACTORS
We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results, and financial condition. The risks described below include forward-looking statements, and actual events and our actual results may differ materially from these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, prospects, operating results, and financial condition. Furthermore, additional risks and uncertainties are described under other captions in this report and should also be considered by our investors. For purposes of this section (as well as this report in general), references to our products encompass products marketed or otherwise commercialized by us and/or our collaborators or licensees and references to our product candidates encompass product candidates in development by us and/or our collaborators or licensees (in the case of collaborated or licensed products or product candidates under the terms of the applicable collaboration or license agreements), unless otherwise stated or required by the context. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.
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
The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, order cessation of non-essential travel, and require proof of vaccination and/or negative COVID-19 test results. Though some of these restrictions have eased, the continuation or recurrence of these restrictions remains uncertain and will depend on many factors, including any future spikes in COVID-19 cases and the continued availability and efficacy of vaccines and treatments. It is expected that the pandemic will continue to ebb and flow, with different jurisdictions having higher levels of infections than others over the course of the pandemic. In addition, new variants of the SARS-CoV-2 virus have emerged, have been shown to be present in many geographies, and appear to spread more easily and quickly than other variants. As a result, shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies (which we previously implemented for a significant portion of our employees) may continue to varying degrees for the duration of the COVID-19 pandemic and may further negatively impact productivity, disrupt our business, and delay our clinical programs and development timelines beyond the delays we have already experienced and disclosed; the magnitude of these developments will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. We and our employees may also be subject to government vaccine mandates, such as President Biden's recent Executive Order entitled "Executive Order on Ensuring Adequate COVID Safety Protocols for Federal Contractors" applicable to certain federal contractors (which we expect to become effective for us on December 8, 2021). Any such requirement may have a negative impact on our ability to retain employees or hire new employees and could adversely impact our business. In addition, our sales and marketing efforts were previously negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our marketed products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients' ability or willingness to start or continue treatment with our marketed products. Any of the foregoing factors may result in lower net product sales of our marketed products. For example, net product sales of EYLEA in the United States decreased for the three months ended June 30, 2020, compared to the same period in 2019, due in part to the impact of the COVID-19 pandemic. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of our net product sales. Demand for some or all of our marketed products may be further reduced if shelter-in-place, social distancing, or similar orders remain in effect or are re-implemented and, as a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.
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
In response to the recent global outbreak of COVID-19, we developed and are manufacturing and commercializing, in collaboration with Roche, REGEN-COV (known as Ronapreve in other countries outside the United States), a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus that received an

EUA from the FDA in November 2020. There can be no assurance with respect to how long the EUA will remain in effect, whether the EUA will be further expanded (such as to include the treatment of hospitalized COVID-19 patients) based on new clinical trial results or otherwise, and whether the EUA will be revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons (including if REGEN-COV is found to be less effective or not effective against new variants of the SARS-CoV-2 virus). In addition, there are multiple ongoing clinical trials (as discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Programs in Clinical Development") evaluating the safety and efficacy of the antibody cocktail and there is no assurance of favorable results from any ongoing or future clinical trials, the timing of their completion, or the FDA's or other regulatory authorities' favorable determinations based on data from any such clinical trial. It is also possible that the FDA and certain other regulatory authorities may not grant the antibody cocktail full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have significant limitations on its use. Further, other parties may be successful in developing a more efficacious, more easily administered, more cost-effective, or otherwise superior treatment for COVID-19; and utilization of REGEN-COV has been and may in the future be adversely impacted by other factors, such as the rollout of vaccines providing acquired immunity against COVID-19 and the distribution model for REGEN-COV or other treatments for COVID-19. Any of these factors may negatively impact the uptake or commercialization of REGEN-COV, and such impact may be material. The intense public interest, including speculation by the media, in the development and commercialization of REGEN-COV has caused or contributed to significant volatility in our stock price, which may continue as data and other information from the ongoing and any future clinical trials evaluating REGEN-COV and third-party product candidates for the treatment or prevention of COVID-19 as well as any other regulatory actions become public.
We also face risks related to our significant investment in the development, supply, allocation, distribution, pricing, and commercialization of REGEN-COV. Given the severity and urgency of the COVID-19 pandemic, we have committed significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of REGEN-COV, which involves a complex manufacturing process that is both resource- and time-sensitive. We expect our investment in the development and manufacture of REGEN-COV to continue through 2021 and potentially beyond, although the magnitude of our investment will be subject to clinical data results, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes. If we are unable to maintain the EUA or obtain regulatory approvals, or if we make a strategic decision to discontinue development of REGEN-COV or are otherwise not successful in the commercialization of REGEN-COV, we may be unable to recoup our significant expenses incurred to date and/or in the future related to the development and production of REGEN-COV. While we previously recognized significant net product sales and collaboration revenue in connection with sales of REGEN-COV and expect to recognize additional significant net product sales under the September 2021 amended supply agreement with the U.S. government, the degree to which future sales of REGEN-COV will continue to impact our results of operations is highly uncertain.
In addition, our internal and contracted manufacturing capacity may not be sufficient to cover the demand for REGEN-COV. While we have entered into a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV, we cannot be certain that our current manufacturing and distribution capacity for REGEN-COV and the increased manufacturing and distribution capacity through our collaboration with Roche will be sufficient. In addition, we rely entirely on third parties for filling and finishing services for REGEN-COV. Our third-party fill/finish providers may not have sufficient capacity or may otherwise not be able to provide such services on a timely basis in the quantities requested (such as because they devote their capacity to other drugs or vaccines against COVID-19), which we previously experienced. The ability of our third-party providers to deliver such services to us may further be adversely impacted by the imposition of government restrictions or limitations (including those that may be imposed under the Defense Production Act). If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms or at all, we may experience delays in the development, manufacturing, and distribution of REGEN-COV.
We and Roche also face challenges related to the allocation of existing and future supply of REGEN-COV, particularly with respect to geographic distribution. As supplies of REGEN-COV are expected to remain constrained, it is possible that the U.S. government may limit or restrict our and/or Roche's ability to distribute and commercialize REGEN-COV outside of the United States. In addition, as a result of the emergency situations in many countries, there is a heightened risk that REGEN-COV may be subject to adverse governmental actions in certain countries. The U.S. government may exercise or assert certain rights with respect to our inventions, products, or product candidates. For example, under the Defense Production Act, the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients, which could require us to allocate manufacturing capacity in a way that impacts our regular operations. In addition, our agreements with the U.S. government contain provisions granting the U.S. government certain rights relating to products, product candidates, and related inventions (as applicable) covered by those agreements. For example, our July 2020 agreement with the U.S. government to manufacture and deliver REGEN-COV to the U.S. government gives the U.S. government, among other rights, the right to require us to grant a non-exclusive license to applicable inventions to a third party if such action is deemed necessary to alleviate certain health or safety needs. This right may be triggered if we, for example, do not manufacture or supply sufficient product to address such needs. If the U.S. government exercises or asserts any such rights or imposes these or similar measures with respect to our products, product candidates, or related inventions (including REGEN-COV), it may adversely impact our business and results of operations. Foreign governments (including the government of Ireland, where we have manufacturing facilities) may have similar rights or attempt to assert any such rights. Further, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions made regarding the REGEN-COV development program, including any allocation, distribution, or pricing decisions with respect to REGEN-COV. If we are unable to successfully manage these risks, we could face significant reputational harm, which could, among other adverse consequences, negatively affect our stock price.
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA and Dupixent.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the nine months ended September 30, 2021 and 2020, EYLEA net sales in the United States represented 38% and 59% of our total revenues, respectively, with EYLEA net sales as a percentage of our total revenues for the nine months ended September 30, 2021 being significantly lower due to the net product sales of REGEN-COV we recorded in that period in connection with deliveries of drug product under our agreements with the U.S. government. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the products we or they commercialize for the products' currently approved indications in the United States, EU, and other countries where such products are approved. If we or our collaborators fail to maintain regulatory compliance or satisfy other obligations for such products' currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies (such as those required under an accelerated approval by the FDA or other similar type of approval), or for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales" below.
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
Our future revenues and profitability will be adversely affected in a material manner if such third-party payors do not adequately defray or reimburse the cost of our marketed products to patients. If these entities do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payors cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payors more expensive for patients. Third-party payors may also require prior authorization for reimbursement, or require failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. As our currently marketed products and most of our product candidates are biologics, bringing them to market may cost more than bringing traditional, small-molecule drugs to market due to the complexity associated with the research, development, production, supply, and regulatory review of such products. Given cost sensitivities in many health care systems (which will likely be exacerbated as a result of the COVID-19 pandemic), our currently marketed products and product candidates are likely to be subject to continued pricing pressures, which may have an adverse impact on our business, prospects, operating results, and financial condition.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies (in addition to those already in effect) designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. President Biden and various members of his administration and the current U.S. Congress have indicated that lowering drug prices continues to be a legislative and political priority, as evidenced, for example, by the "Executive Order on Promoting Competition in the American Economy" issued by President Biden in July 2021. Proposals aimed at drug pricing introduced at the federal level include measures that would index the price of certain drugs (including those covered by Medicare Part B, such as EYLEA) using international or domestic reference pricing mechanisms, allow the government to negotiate prescription drug prices for Medicare and potentially other third-party payors, and permit the importation of drugs from other countries into the United States at lower prices. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
EYLEA faces significant competition in the marketplace. For example, EYLEA competes in one or more of its approved indications with other VEGF inhibitors, including Novartis and Genentech/Roche's Lucentis® (ranibizumab), Novartis' Beovu® (brolucizumab), and Genentech/Roche's Susvimo® (ranibizumab ocular implant), as well as Samsung Bioepis Co., Ltd. and Biogen Inc.'s biosimilar referencing Lucentis. Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME and RVO, EYLEA also competes with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets (such as Ang2). In addition, we are aware of several companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments, including other biosimilar versions of Lucentis under regulatory review or in late-stage clinical development. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
The market for Dupixent's current and potential future indications is also increasingly competitive. In atopic dermatitis, there are several topical ointments or agents either approved or in development. There are also systemic JAK inhibitors and an antibody against IL-13 approved for atopic dermatitis and others are in development. In addition, a number of companies are developing antibodies against IL-13Ra1, OX40, IL-31R, and/or IL-1alpha. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor or immunoglobulin E; and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP. There are several other potentially competitive products in development that may compete with Dupixent in asthma, as well as potential future indications, including antibodies against thymic stromal lymphopoietin ("TSLP") or IL-33 ligand or receptor. Dupixent also faces competition from inhaled products in asthma and potential future indications.
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

We are also aware of other companies developing or marketing small molecules or other treatments that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects. In addition, the first product to reach the market in a therapeutic area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our collaborators, can develop our product candidates, complete the clinical trials and approval processes, and, if such product candidates are approved for marketing and sale, supply commercial quantities to the market is expected to continue to be an important competitive factor. Due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for a product against any particular target, which may have a material adverse effect on our business or future prospects.
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
In addition, under the terms of our Antibody Collaboration and our IO Collaboration, we and Sanofi co-commercialize Dupixent and Libtayo in the United States. As a result, we rely in part on Sanofi's sales and marketing organization in the United States for these products. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of any of such products may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent in the United States. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent and Libtayo in countries outside the United States. While we exercised our options under the Antibody Collaboration and the IO Collaboration to co-commercialize Dupixent and Libtayo in certain jurisdictions outside the United States and have commenced this co-commercialization with respect to Dupixent, we will continue to rely in part on Sanofi's sales and marketing organization in such jurisdictions and there can be no assurance that we will be able to successfully conduct such co-commercialization in the expected time frame or at all.
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
Our sales of products we commercialize in the United States and our collaborators' sales of products they commercialize or co-commercialize with us under our collaboration agreements with them in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under the relevant collaboration agreements and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA outside the United States is the responsibility of Bayer. Similarly, under our Antibody Collaboration and IO Collaboration with Sanofi, pricing and reimbursement for the products commercialized or co-commercialized thereunder outside the United States are the responsibility of Sanofi. Prices for our marketed products in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of our marketed products in the United States may be reduced if the applicable product marketed in those bordering nations is imported into the United States. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from sales of our marketed products could be reduced. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of our marketed products in a particular market or reduce sales recorded by us or our collaborators, thereby adversely affecting our results of operations.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable, which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the nine months ended September 30, 2021 and 2020, our gross product sales of such products to two customers accounted on a combined basis for 53% and 86% of our total gross product revenue, respectively, and gross product sales of REGEN-COV to the U.S. government accounted for an additional 38% of our gross product revenue in this period in 2021. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have a fully established organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish commercial capabilities outside the United States for any new product we decide to commercialize or co-commercialize outside the United States. For example, following the exercise of our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we have begun establishing commercial capabilities for Dupixent in such jurisdictions. There may be other circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or our existing collaborator decides not to opt in, decides to opt out, or breaches its obligations to us with respect to a particular product.
In order to commercialize or co-commercialize any products outside the United States, we must build our sales, marketing, distribution, managerial, and other non-technical capabilities in the relevant markets or make arrangements with third parties to perform these services, any of which will likely be expensive and time consuming and could delay product launch or the co-commercialization of a product in one or more markets outside the United States. We cannot be certain that we will be able to successfully develop commercial capabilities outside the United States (including as it relates to Dupixent and Libtayo) within an acceptable time frame, without incurring substantial expenses, or at all. These and other difficulties relating to commercializing our products outside the United States may severely harm our business, prospects, operating results, and financial condition.
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
The FDA and comparable foreign regulatory authorities enforce GCPs and other regulations and legal requirements through periodic inspections of trial sponsors, clinical research organizations ("CROs"), principal investigators, and trial sites. If we or any of the third parties conducting our clinical studies are determined to have failed to fully comply with GCPs, the study protocol or applicable regulations, the clinical data generated in those studies may be deemed unreliable. For example, as previously disclosed, we were recently notified by the sponsor of a trial evaluating REGEN-COV in hospitalized patients with severe COVID-19 of a GCP inspection of the trial that found certain deviations from GCP compliance. There can be no assurance that the data from this trial will be found acceptable by the FDA or other regulatory authorities or will be sufficient for purposes of our request to expand the EUA for REGEN-COV to include COVID-19 treatment for appropriate hospitalized patients. This and similar instances of non-compliance with GCPs could result in non-approval of our product candidates by the FDA or foreign regulatory authorities such as the EC, or we or the FDA or such other regulatory authorities may decide to conduct additional inspections or require additional clinical studies, which would delay our development programs, require us to incur additional costs, and could substantially harm our business, prospects, operating results, and financial condition.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 (which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse) is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal). In addition, on October 26 and October 27, 2021, anonymous parties initiated opposition proceedings in the EPO against our European Patent No. 2,944,306 (which concerns pre-filled syringes comprising ophthalmic formulations containing VEGF antagonists such as aflibercept for intravitreal administration), as described in Note 12 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. For example, on February 11, 2020, anonymous parties filed two requests for ex parte reexamination of two of our patents - U.S. Patent Nos. 10,406,226 (the "'226 Patent") and 10,464,992 (the "'992 Patent"), and the USPTO has granted both requests to initiate reexamination proceedings. In addition, as described in Note 12 to our Condensed Consolidated Financial Statements, on May 5, 2021, Mylan Pharmaceuticals Inc. filed petitions for inter partes review of U.S. Patent Nos. 9,254,338 (the "'338 Patent") and 9,669,069 (the "'069 Patent"); and on September 7, 2021, Celltrion, Inc. filed a petition for post-grant review of U.S. Patent No. 10,857,231 (the "'231 Patent"). The '226 Patent concerns methods for manufacturing VEGF antagonist fusion proteins, including aflibercept; the '992 Patent and the '231 Patent concern formulations and vials containing VEGF antagonist fusion proteins, including aflibercept; and the '338 Patent and the '069 Patent concern methods for treating angiogenic eye disorders by administering VEGF antagonist fusion proteins, including aflibercept. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.

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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent and other intellectual property proceedings relating to Dupixent, as described in Note 12 to our Condensed Consolidated Financial Statements. In addition, we are currently party to patent infringement and other proceedings relating to EYLEA and REGEN-COV, as described in Note 12 to our Condensed Consolidated Financial Statements.
We are aware of patents and pending patent applications owned by others that claim compositions and methods of treatment relating to targets and conditions that we are also pursuing with our products and/or product candidates. Although we do not believe that any of our products or our late-stage antibody-based product candidates infringe any valid claim in these patents or patent applications, these other parties could initiate lawsuits for patent infringement and assert that their patents are valid and cover our products or our late-stage antibody-based product candidates, similar to the patent infringement proceedings referred to above. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our products or product candidates infringe such patents.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. For example, our internal and contracted manufacturing capacity may not be sufficient to cover the demand for REGEN-COV. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. For example, as described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in August 2020, we announced a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV (known as Ronapreve in other countries outside the United States). We cannot be certain that our current manufacturing and distribution capacity for REGEN-COV or the increased manufacturing and distribution capacity through our collaboration with Roche will be sufficient. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services, including with respect to drug-delivery devices (such as a pre-filled syringe, patch pump, auto-injector, or other delivery system). Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
Many of our products and product candidates are very difficult to manufacture. As our products and most of our product candidates are biologics, they require processing steps that are more difficult than those required for many other chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process (which may not be detectable by us or our collaborators in a timely manner), could lead to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims, and insufficient inventory. Also, the complexity of our manufacturing process may make it difficult, time-consuming, and expensive to transfer our technology to our collaborators or contract manufacturers.
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
As part of the PPACA, the federal government requires that pharmaceutical manufacturers record any "transfers of value" made to U.S. licensed physicians and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members. Information provided by companies is aggregated and posted annually on an "Open Payments" website, which is managed by CMS, the agency responsible for implementing these disclosure requirements. Beginning in 2022, applicable manufacturers also will be required to report information (starting with information collected during 2021) regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives.
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
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA. The final regulation has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we have taken in our implementation of the final regulation. Other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program may have a similar impact.
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. Implementation of this regulation has affected our obligations and potential liability under the 340B program. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our financial results. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution ("ADR") process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the SEC and The NASDAQ Stock Market LLC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations. For example, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that expressly authorized or required the SEC to adopt additional rules in these areas, a number of which have yet to be fully implemented. Our efforts to comply with these requirements and regulations (as well as corporate governance and disclosure expectations of investors and other stakeholders) have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.

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
We have operations and conduct business outside the United States and we plan to expand these activities. For example, we recently commenced co-commercialization activities under the Antibody Collaboration related to Dupixent in certain jurisdictions outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, which include:
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
If we or our suppliers and/or service providers fail to maintain or protect our information technology systems and data security effectively, or fail to anticipate, plan for, or manage significant disruptions to these systems, we or our suppliers and/or service providers could have difficulty preventing, detecting, or controlling such disruptions or security breaches, which could result in legal proceedings, liability under laws that protect the privacy of personal information, disruptions to our operations, government investigations, breach of contract claims, and damage to our reputation, which could have a material adverse effect on our business, prospects, operating results, and financial condition.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of September 30, 2021, we had an aggregate of $2.699 billion of outstanding indebtedness under the Notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of September 30, 2021, we had $3.432 billion in cash and cash equivalents and $7.987 billion in marketable securities (including $1.372 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
The elimination of LIBOR could adversely affect our business, operating results, and financial condition.
We are subject to risks related to uncertainty regarding the London Interbank Offered Rate ("LIBOR"). LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform, which may cause LIBOR to cease to exist, or no longer be available for new contracts, after 2021 or to perform differently than in the past. On March 5, 2021, the Financial Conduct Authority in the U.K. announced that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar LIBOR terms and all sterling, euro, Swiss franc, and Japanese yen settings, and (ii) immediately after June 30, 2023, in the case of the one-, three-, six-, and 12-month U.S. dollar LIBOR terms. While regulators in various jurisdictions have been working to replace LIBOR prior to the 2021 and 2023 target dates, uncertainty exists in the markets as to the adoption and implementation of alternative reference rates. We cannot predict the consequences and timing of these developments or other market or regulatory changes related to the phase-out of LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (a steering committee comprised of large U.S. financial institutions), has identified the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years. There is currently limited information regarding the future utilization of LIBOR or of any particular replacement rate. A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our outstanding variable-rate indebtedness (if any), as well as floating-rate debt securities in our investment portfolio. For example, if a published U.S. dollar LIBOR is unavailable after 2021 or 2023, interest for borrowings (if any) with an interest rate based on LIBOR under our revolving credit facility, which are indexed to LIBOR, will be determined using various alternative methods, any of which may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2021, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 37.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2021. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In January 2021, our board of directors authorized a share repurchase program to repurchase up to $1.5 billion of our Common Stock. There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2021, holders of Class A Stock held 14.8% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2021:
•our current executive officers and directors beneficially owned 7.7% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2021, and 19.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2021; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 37.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2021. In addition, these five shareholders plus our Chief Executive Officer held approximately 44.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase program, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended September 30, 2021. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
8/1/2021–8/31/2021	1,824		$599.91	1,824		$886,772,558
9/1/2021–9/30/2021	293,617		$645.24	293,588		$697,337,089
Total	295,441	(a)		295,412	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1*	Modification P00004 to Supply Agreement, dated as of July 26, 2021, by and between Regeneron Pharmaceuticals, Inc. (the "Registrant") and the U.S. Army Contracting Command, New Jersey.
10.2*	Modification P00005 to Supply Agreement, dated as of September 14, 2021, by and between the Registrant and the U.S. Army Contracting Command, New Jersey.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	November 4, 2021	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)