Form 10-K
period 2021-12-31
REGENERON PHARMACEUTICALS, INC.
filed 2022-02-07
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $57,065,000,000, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2021, the last trading day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has assumed that all of its directors and executive officers, and no other persons, are its affiliates. This determination of affiliate status is not necessarily a determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock as of January 27, 2022:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,823,283
Common Stock, $.001 par value	106,715,999

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 95 to 101 of this filing.

REGENERON PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

"ARCALYST®," "Evkeeza®," "EYLEA®," "Inmazeb®," "Libtayo®" (in the United States), "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "RGC™," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed or otherwise commercialized by Regeneron and/or its collaborators or licensees (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and product candidates being developed by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Evkeeza® (evinacumab), Inmazeb® (atoltivimab, maftivimab, and odesivimab-ebgn), REGEN-COV® (casirivimab and imdevimab), aflibercept 8 mg, fasinumab, pozelimab, odronextamab, itepekimab, REGN5458, REGN5713-5714-5715, REGN1908-1909, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation those listed above; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products, research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron’s Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), as well as Regeneron's agreement with Roche relating to the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve™ in other countries), to be cancelled or terminated; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV described further in Note 15 to our Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 15 to our Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part I, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.

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
Selected financial information is summarized as follows:

	Year Ended December 31,
(In millions, except per share data)	2021	2020	2019
Revenues	$16,071.7	$8,497.1	$6,557.6
Net income	$8,075.3	$3,513.2	$2,115.8
Net income per share - diluted	$71.97	$30.52	$18.46
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
Products
Products that have received marketing approval are summarized in the table below.

Product		Disease	Territory
			U.S.	EU	Japan	ROW(4)
EYLEA (aflibercept) Injection(1)	-	Neovascular age-related macular degeneration ("wet AMD")	✓	✓	✓	✓
	-	Diabetic macular edema ("DME")	✓	✓	✓	✓
-
Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")
			✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy	✓
	-	Neovascular glaucoma ("NVG")			✓
Dupixent (dupilumab) Injection(2)	-	Atopic dermatitis (in adults and adolescents)	✓	✓	✓	✓
	-	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Asthma (in pediatrics 6–11 years of age)	✓
	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓

Product (continued)		Disease	Territory
			U.S.	EU	Japan	ROW(4)
Libtayo (cemiplimab) Injection(2)	-	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓		✓
	-	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓		✓
	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
Praluent (alirocumab) Injection(3)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓		✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
	-	Homozygous familial hypercholesterolemia ("HoFH")	✓
REGEN-COV(5)	-	COVID-19		✓	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(2)	-	Rheumatoid arthritis ("RA")	✓	✓	✓	✓
Evkeeza (evinacumab) Injection(6)	-	HoFH (in adults and adolescents)	✓	✓
Inmazeb (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	-	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(7)	-	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	-	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults and pediatrics)	✓
	-	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(8)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

Note: Refer to "Net Product Sales of Regeneron-Discovered Products" section below for information regarding whether net product sales for a particular product are recorded by us or others. In addition, unless otherwise noted, products in the table above are approved for use in adults in the above-referenced diseases.

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

(4) Rest of world ("ROW"). A checkmark in this column indicates that the product has received marketing approval in at least one country outside of the United States, European Union ("EU"), or Japan.
(5) Known as REGEN-COV in the United States and Ronapreve in other countries
(6) In January 2022, the Company entered into a license and collaboration agreement for Ultragenyx to develop and commercialize Evkeeza outside of the United States. Ultragenyx pays us a percentage of net product sales of Evkeeza outside the United States and the Company is also eligible to receive regulatory and sales milestone payments.

(7) Pursuant to a 2017 license agreement with Kiniksa, we granted Kiniksa the right to develop and commercialize certain new indications for ARCALYST. In March 2021, Kiniksa received marketing approval for its first new indication of ARCALYST in the United States; consequently we granted U.S. commercial rights to ARCALYST for all previously approved indications and Kiniksa pays us a share of ARCALYST profits.

(8) Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net product sales of ZALTRAP.
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
Based on laboratory data that showed markedly decreased binding to the Omicron spike protein, REGEN-COV is highly unlikely to be active against the Omicron variant. In January 2022, the FDA revised the EUA for REGEN-COV to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as Omicron (B.1.1.529) that is not susceptible to the treatment. With this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions, since Omicron is currently the dominant variant across the United States. If, in the future, patients in certain geographic regions are likely to be infected or exposed to a variant that is susceptible to REGEN-COV, then the limitation on use may be revised in these areas.
Emergency or temporary pandemic use authorizations are also currently in place in numerous other countries outside the United States.

Net Product Sales of Regeneron-Discovered Products

	Year Ended December 31,
	2021			2020			2019
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
EYLEA(a)	$5,792.3	$3,592.4	$9,384.7	$4,947.2	$2,961.5	$7,908.7	$4,644.2	$2,897.4	$7,541.6
Dupixent(b)	$4,713.0	$1,485.3	$6,198.3	$3,226.2	$818.6	$4,044.8	$1,871.2	$444.4	$2,315.6
Libtayo(c)	$306.3	$151.9	$458.2	$270.7	$77.5	$348.2	$175.7	$18.1	$193.8
Praluent(d)	$170.0	$251.1	$421.1	$186.0	$172.8	$358.8	$126.0	$162.7	$288.7
REGEN-COV(e)	$5,828.0	$1,745.9	$7,573.9	$185.7	—	$185.7	—	—	—
Kevzara(b)	$161.9	$176.1	$338.0	$141.6	$128.3	$269.9	$129.0	$77.7	$206.7
Evkeeza(f)	$18.4	—	$18.4	—	—	—	—	—	—
ARCALYST(g)	$2.2	—	$2.2	$13.1	—	$13.1	$14.5	—	$14.5
ZALTRAP(b)	$5.3	$86.4	$91.7	$5.8	$97.9	$103.7	$7.3	$101.1	$108.4

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

(e) Regeneron records net product sales of REGEN-COV in connection with its agreements with the U.S. government. Roche records net product sales of the antibody cocktail outside the United States and the parties share gross profits from global sales based on a pre-specified formula. Refer to "Agreements Related to COVID-19" below for further details.

(f) Regeneron records net product sales of Evkeeza in the United States. Pursuant to the January 2022 agreement, Ultragenyx will record net product sales of Evkeeza outside of the United States and will pay the Company a percentage of such sales. Refer to "Products" section above and "Collaboration, License, and Other Agreements - Ultragenyx" section below for further details.

(g) Amounts reflected in the table above represent net product sales recorded by Regeneron. Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States and pays us a share of ARCALYST profits, if any. Refer to "Products" section above and "Collaboration, License, and Other Agreements - Kiniksa" section below for further details.

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

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 and 2022 Events to Date	Select Upcoming Milestones(i)

Ophthalmology

EYLEA (aflibercept)(b)			–Retinopathy of prematurity ("ROP")(c)	–ROP (EU and Japan)
–Initial results from National Institutes of Health ("NIH")-sponsored Protocol W trial in non-proliferative diabetic retinopathy ("NPDR") were announced; data confirmed results from Company-sponsored PANORAMA trial and demonstrated reduced risk of developing vision-threatening complications with every-16-weeks dosing regimen

–Completed enrollment in Phase 3 study for ROP
–Submit supplemental BLA ("sBLA") for every-16-weeks dosing regimen in patients with NPDR (first half 2022) –Report results from Phase 3 study in ROP (second half 2022)
Aflibercept 8 mg(b)		–Wet AMD	–Wet AMD –DME		–Completed enrollment in Phase 3 studies in wet AMD and DME –Reported initial data from Phase 2 trial in wet AMD and that trial met its primary safety and efficacy endpoints	–Report detailed results from Phase 2 trial in wet AMD (first quarter 2022) –Report results from Phase 3 studies in wet AMD and DME (second half 2022)

Immunology & Inflammation

Dupixent (dupilumab)(a) Antibody to IL-4R alpha subunit		–Peanut allergy –Grass allergy	–Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d) –Eosinophilic esophagitis ("EoE")(c) in adults(d), adolescents(d), and pediatrics	–Atopic dermatitis in pediatrics (6 months–5 years of age) (U.S.) –Asthma in pediatrics (6–11 years of age) (EU) –EoE in adults and adolescents (U.S.)
–Reported that Phase 3 trial for atopic dermatitis in pediatrics (6 months–5 years of age) met its primary and key secondary endpoints

–Initiated Phase 3 study in hand and foot atopic dermatitis

–Approved by FDA for asthma in pediatrics (6–11 years of age)

–FDA decision on sBLA for atopic dermatitis in pediatric patients (6 months–5 years of age) (mid-2022)

–Submit regulatory application in the EU for atopic dermatitis in pediatric patients (6 months–5 years of age) (first half 2022)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 and 2022 Events to Date	Select Upcoming Milestones(i)
Dupixent (dupilumab)(a) (continued)
–Chronic obstructive pulmonary disease ("COPD")

–Bullous pemphigoid (Phase 2/3)(c)

–Chronic spontaneous urticaria ("CSU")

–Prurigo nodularis

–Allergic bronchopulmonary aspergillosis ("ABPA")

–Chronic inducible urticaria - cold

–Chronic rhinosinusitis without nasal polyposis

–Allergic fungal rhinosinusitis

–European Medicines Agency's ("EMA") Committee for Medicinal Products for Human Use adopted a positive opinion for severe asthma in pediatrics (6–11 years of age)

–New England Journal of Medicine ("NEJM") published positive results from Phase 3 trial in pediatrics (6–11 years of age) with moderate-to-severe asthma

–Reported that Phase 3 trial in CSU met its primary and key secondary endpoints

–Reported that two Phase 3 trials in prurigo nodularis met their respective primary and key secondary endpoints

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

–Complete rolling sBLA submission for EoE in adults and adolescents (first quarter 2022)

–Report results from Phase 2 study in peanut allergy (second half 2022)

–Report results from additional Phase 3 CSU study (second half 2022)

–Submit sBLA for prurigo nodularis (first half 2022)

–Report results from Phase 3 study in chronic inducible urticaria - cold (second half 2022)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 and 2022 Events to Date	Select Upcoming Milestones(i)
Kevzara (sarilumab)(a) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") –Systemic juvenile idiopathic arthritis ("sJIA")
Itepekimab(a) (REGN3500) Antibody to IL-33			–COPD
REGN1908-1909(f) Multi-antibody therapy to Fel d 1			–Cat allergy		–Reported that Phase 2 study in cat allergic patients with mild asthma met its primary and key secondary endpoints
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy		–Initial Phase 3 study in birch allergic patients with allergic rhinoconjunctivitis met its primary endpoint
REGN6490 Antibody to IL-36R	–Palmo-plantar pustulosis

Solid Organ Oncology

Libtayo (cemiplimab)(a)(g) Antibody to PD-1	–Metastatic or locally advanced CSCC(d) –Neoadjuvant CSCC –Second-line cervical cancer, ISA101b combination	–First-line NSCLC, chemotherapy combination –Second-line cervical cancer(e) –Adjuvant CSCC	–Second-line cervical cancer (EU) –First-line NSCLC, chemotherapy combination (U.S. and EU)	–Approved by FDA and EC for first-line NSCLC, monotherapy

–Approved by FDA and EC for BCC

–Reported Phase 3 chemotherapy combination trial in NSCLC met its overall survival primary endpoint; trial stopped early based on Independent Data Monitoring Committee ("IDMC") recommendation
–FDA decision on sBLA (target action date of September 19, 2022) and EC decision on regulatory submission for NSCLC, chemotherapy combination (second half 2022)

–EC decision on regulatory submission for cervical cancer (second half 2022)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 and 2022 Events to Date	Select Upcoming Milestones(i)
Libtayo (cemiplimab)(a)(g) (continued)	–Reported positive results from Phase 3 trial in cervical cancer, demonstrating an overall survival benefit; trial stopped early based on IDMC recommendation

–Voluntarily withdrew sBLA for cervical cancer due to inability to align with FDA on certain post-marketing studies
REGN4018(f) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer					–Report results from Phase 1 study in platinum-resistant ovarian cancer (2022)
REGN5668 Bispecific antibody targeting MUC16 and CD28	–Ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer					–Report results from Phase 1 study in prostate cancer (2022)
REGN4336 Bispecific antibody targeting PSMA and CD3	–Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC
REGN5093-M114 Bispecific antibody-drug conjugate targeting two distinct MET epitopes	–MET overexpressing advanced cancer
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies				–Presented positive data from Phase 1 trial in combination with Libtayo in advanced melanoma at American Society of Clinical Oncology Annual Meeting	–Initiate Phase 3 study in first-line metastatic melanoma (first half 2022)
REGN6569 Antibody to GITR	–Solid tumors

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 and 2022 Events to Date	Select Upcoming Milestones(i)
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Odronextamab (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)	–B-cell non-Hodgkin lymphoma ("B-NHL") (potentially pivotal study)			–Resumed enrollment of patients with follicular lymphoma ("FL") and diffuse large B-cell lymphoma ("DLBCL") following protocol amendments	–Report additional results from potentially pivotal Phase 2 study in B-NHL (2022) –Initiate Phase 3 program (second half 2022)
REGN5458(f) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma (potentially pivotal study)	–Presented results for higher dose level cohorts from Phase 1 trial in multiple myeloma at American Society of Hematology ("ASH") Annual Meeting	–Complete enrollment in potentially pivotal Phase 2 study in multiple myeloma (first quarter 2022)

–Report results from potentially pivotal Phase 2 study in multiple myeloma (second half 2022)

–Expand into earlier lines of multiple myeloma therapy (first half 2022)
REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma
Pozelimab(f) (REGN3918) Antibody to C5; studied as monotherapy and in combination with cemdisiran		–CD55-deficient protein-losing enteropathy(c), monotherapy (potentially pivotal study)	–Myasthenia gravis, cemdisiran combination(n) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(n)			–Submit BLA for CD55-deficient protein-losing enteropathy, monotherapy (second half 2022)
Cemdisiran(n) siRNA therapeutic targeting C5		–Immunoglobulin A nephropathy
REGN7257 Antibody to IL2Rg	–Aplastic anemia

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 and 2022 Events to Date	Select Upcoming Milestones(i)
NTLA-2001(m) TTR gene knockout using CRISPR/Cas9	–Transthyretin amyloidosis ("ATTR")(c)				–Reported positive interim data from Phase 1 trial in hereditary transthyretin amyloidosis with polyneuropathy
REGN9933 Antibody to Factor XI	–Thrombosis

General Medicine

REGEN-COV (casirivimab and imdevimab)(e)(k)(l) Multi-antibody therapy to SARS-CoV-2 virus	–COVID-19 treatment in hospitalized patients –COVID-19 prevention	–COVID-19 treatment and prevention (U.S.) –EUA amendment to add COVID-19 treatment for hospitalized patients and pre-exposure prophylaxis	–Reported that Phase 3 trials in non-hospitalized COVID-19 patients met primary and key secondary endpoints

–Reported that Phase 3 trial in hospitalized COVID-19 patients met its primary endpoint

–Positive results reported from Phase 3 RECOVERY trial in hospitalized patients

–Reported that all tested doses in Phase 2 dose-ranging study in non-hospitalized patients met its primary endpoint

–FDA updated EUA, lowering dose to 1,200 mg, allowing for subcutaneous injections in certain circumstances, and to include post-exposure prophylaxis

–FDA revised EUA to exclude use in geographic regions where infection or exposure is likely due to a variant that is not susceptible to the treatment	–FDA decision on BLA (target action date of April 13, 2022) for COVID-19 treatment of non-hospitalized patients and prevention

–Submit sBLA and Marketing Authorization Application ("MAA") for COVID-19 treatment of hospitalized patients (first half 2022)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2021 and 2022 Events to Date	Select Upcoming Milestones(i)
REGEN-COV (casirivimab and imdevimab)(e)(k)(l) (continued)	–Approved by EC for COVID-19 treatment of non-hospitalized patients and prevention and by Ministry of Health, Labour and Welfare ("MHLW") for COVID-19 treatment in Japan

–Reported that Phase 3 prevention trial in uninfected household contacts of SARS-CoV-2 infected individuals met its primary and key secondary endpoints

–Reported positive longer-term results from Phase 3 prevention trial
Praluent (alirocumab) Antibody to PCSK9			–HeFH in pediatrics		–Approved by FDA for HoFH
Fasinumab(j)(f) (REGN475) Antibody to NGF			–Osteoarthritis pain of the knee or hip(e)			–Continue discussions with regulatory authorities and determine next steps for the program (mid-2022)
Evkeeza (evinacumab)(f)(o) Antibody to ANGPTL3		–Acute pancreatitis prevention			–Approved by FDA and EC for HoFH –Completed Phase 2 study in severe hypertriglyceridemia
Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)				–Determine next steps for the program (2022)
REGN4461(f) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e) –Partial lipodystrophy				–Report results from Phase 2 study in generalized lipodystrophy (first half 2022)
REGN5381 Agonist antibody to NPR1	–Heart failure
ALN-HSD(n) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")

Note: For purposes of the table above, a program is classified in Phase 1, 2, or 3 clinical development after recruitment for the corresponding study or studies has commenced
(a) In collaboration with Sanofi
(b) In collaboration with Bayer outside of the United States
(c) FDA granted orphan drug designation
(d) FDA granted Breakthrough Therapy designation
(e) FDA granted Fast Track designation
(f) Sanofi did not opt-in to or elected not to continue to co-develop the product candidate. Under the terms of our agreement, Sanofi is entitled to receive royalties on sales of the product, if any.
(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(i) As described in the section preceding the table above and Part I, Item 1A. "Risk Factors," development timelines may be further subject to change as a result of the impact of the COVID-19 pandemic.

(j) In collaboration with Teva and Mitsubishi Tanabe Pharma
(k) Certain trials conducted with the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the NIH
(l) In collaboration with Roche outside of the United States
(m) In collaboration with Intellia
(n) In collaboration with Alnylam
(o) In collaboration with Ultragenyx outside of the United States

Additional Information - Clinical Development Programs
REGEN-COV (casirivimab and imdevimab)
Based on laboratory data that showed markedly decreased binding to the Omicron spike protein, REGEN-COV is highly unlikely to be active against the Omicron variant. In January 2022, the FDA revised the EUA for REGEN-COV to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as Omicron (B.1.1.529) that is not susceptible to the treatment. See "REGEN-COV - Emergency and Temporary Use Authorizations" above for further information.
The Company has completed or discontinued dosing with REGEN-COV in all COVID-19 treatment and prevention studies. However, the Company continues to progress "next generation" antibodies that are active against Omicron, Delta, and other variants of concern. Pending regulatory discussions, new therapeutic candidates could enter clinical development in the coming months.
REGEN-COV Treatment Study - Hospitalized Patients
The Phase 3 UK-based RECOVERY trial in hospitalized patients with severe COVID-19 found that adding REGEN-COV to usual care reduced the risk of death by 20% in patients who had not mounted a natural antibody response on their own against SARS-CoV-2, compared to usual care alone. We were subsequently notified by the sponsor of the RECOVERY trial of a Good Clinical Practices ("GCPs") inspection of the trial by the UK MHRA, which found certain deviations from GCP compliance. The MHRA report stated that it found no evidence that the identified issues had impacted the overall data integrity to such an extent that the data would be unreliable based on those findings. However, it noted that certain aspects of data quality could not be fully assured and requested that certain corrective and preventative actions be taken; the sponsor of the trial has been in discussions with the MHRA and is responding to these findings. We have shared this information with the FDA.
In the Company-sponsored Phase 2/3 study in hospitalized patients, REGEN-COV met the primary virologic endpoint, showing that REGEN-COV reduced viral load in these hospitalized patients, but did not achieve statistical significance in the pre-specified primary clinical endpoint: reduction in mechanical ventilation or death from day 6 to day 29 in patients with high viral load at baseline. However, the study showed a reduction in mechanical ventilation or death from day 1 to day 29 in all patients who were SARS-CoV-2 PCR-positive at baseline. In addition, an approximately 36% reduction in all-cause mortality was seen from day 1 to day 29, supporting the results of the RECOVERY trial.
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
REGEN-COV Prevention Study
In April 2021, we announced positive results from the Phase 3 COVID-19 prevention trial in household contacts of SARS-CoV-2 infected individuals. The trial, which was jointly run with the NIAID, part of the NIH, met its primary and key secondary endpoints, showing that REGEN-COV 1,200 mg subcutaneous injection reduced the risk of symptomatic infections by 81% in those who were not infected.
In November 2021, we announced additional positive results from the Phase 3 COVID-19 prevention trial jointly run with the NIAID, showing the a single dose of REGEN-COV reduced the risk of contracting COVID-19 by 81.6% during the pre-specified follow-up period (months 2–8), maintaining the risk reduction reported during the first month after administration, which is described above.
Descriptions of Marketed Products Studied in Additional Indications and Product Candidates in Late-Stage Clinical Development
EYLEA (aflibercept)
EYLEA (2 mg intravitreal injection) is a soluble fusion protein that acts as a vascular endothelial growth factor ("VEGF") inhibitor, formulated as an injection for the eye. It is designed to block the growth of new blood vessels and decrease the ability of fluid to pass through blood vessels (vascular permeability) in the eye by blocking VEGF-A and PLGF, two growth factors involved in angiogenesis.

Aflibercept 8 mg
Aflibercept 8 mg is an investigational soluble fusion protein that acts as a VEGF inhibitor (see related description under "EYLEA (aflibercept)" above). This concentrated aflibercept formulation is being studied in wet AMD and DME, investigating dosing intervals of every 12 weeks and every 16 weeks.
Dupixent (dupilumab)
Dupixent is a fully human monoclonal antibody that inhibits signaling of the IL-4 and IL-13 pathways, and is not an immunosuppressant. IL-4 and IL-13 are key and central drivers of the type 2 inflammation that plays a major role in atopic dermatitis, asthma, and CRSwNP, and potentially other chronic allergic diseases.
Kevzara (sarilumab)
Kevzara is a fully human monoclonal antibody that binds specifically to the IL-6 receptor and inhibits IL-6-mediated signaling. IL-6 is a signaling protein produced in increased quantities in patients with RA and has been associated with disease activity, joint destruction, and other systemic problems.
Itepekimab
Itepekimab is an investigational, fully human monoclonal antibody that inhibits IL-33, a protein that is believed to play a key role in lung inflammation in COPD.
REGN1908-1909
REGN1908-1909 is an investigational, novel cocktail of two fully human monoclonal immunoglobulin G antibodies that is designed to specifically bind and block the Fel d 1 allergen, thus preventing it from binding and triggering the endogenous antibodies that cause allergies (i.e., immunoglobulin E antibodies). Cat allergy is primarily caused by exposure to Fel d 1, the major allergen in cat dander produced by all cats.
REGN5713-5714-5715
REGN5713-5714-5715 is an investigational combination of three fully human monoclonal antibodies designed to treat allergic inflammatory conditions caused by the allergen Betv1, which is the main allergen responsible for birch pollen allergies. Birch pollen allergy is one of the most common causes of seasonal allergies that occur in the spring, and is also believed to trigger "oral allergy syndrome" food reactions to related allergens found in nuts and fruits such as apples, pears, and cherries.
Libtayo (cemiplimab)
Libtayo is a fully human monoclonal antibody targeting the immune checkpoint receptor PD-1 on T-cells. The PD-1/PD-L1 immune checkpoint pathway is a well-known mechanism by which cancers evade immune destruction. Regeneron is studying Libtayo as monotherapy and in combination with either conventional or novel therapeutic approaches in various solid tumors and blood cancers. It is also being studied in combination with proprietary anti-cancer assets of other companies.
Odronextamab
Odronextamab is an investigational bispecific monoclonal antibody designed to bind to a component of the T-cell receptor ("TCR") complex (CD3), while also binding and bridging T-cells to a protein expressed on B-cells (CD20). We are studying whether odronextamab may help to activate T-cells via their CD3 receptors and trigger targeted, T-cell mediated killing of cancerous cells in several types of B-cell non-Hodgkin lymphoma.
REGN5458
REGN5458 is an investigational bispecific monoclonal antibody designed to bind to CD3 while also binding and bridging T-cells to the BCMA protein on multiple myeloma cells. We are studying whether REGN5458 may help to activate T-cells via their CD3 receptors and trigger targeted, T-cell mediated killing of multiple myeloma.
Pozelimab
Pozelimab is an investigational, fully human monoclonal antibody designed to block complement factor C5 in order to treat diseases mediated by abnormal complement pathway activity, including PNH, CD55-deficient protein-losing enteropathy, and myasthenia gravis. Pozelimab is being studied as monotherapy and also in combination with Alnylam’s investigational siRNA therapy, cemdisiran.

REGEN-COV (casirivimab and imdevimab)
REGEN-COV is an investigational cocktail of two fully human monoclonal antibodies designed to prevent and treat infection from the SARS-CoV-2 virus. The two potent, virus-neutralizing antibodies that form the cocktail bind non-competitively to the critical receptor binding domain of the virus's spike protein.
Praluent (alirocumab)
Praluent is a fully human monoclonal antibody that inhibits the binding of PCSK9 to the LDL receptor. Through inhibiting PCSK9, Praluent increases the number of available LDL receptors on the surface of liver cells to clear LDL, which lowers LDL cholesterol levels in the blood.
Fasinumab
Fasinumab is an investigational, fully human monoclonal antibody that targets NGF, a protein that plays a central role in the regulation of pain signaling, and is a potential new way to manage pain without resorting to opioids.
Evkeeza (evinacumab)
Evkeeza is a fully human monoclonal antibody that specifically binds to and blocks ANGPTL3. ANGPTL3 plays a key role in regulating plasma lipid levels, including triglycerides, LDL cholesterol, and HDL cholesterol, through inhibition of lipase enzymes (lipoprotein lipase and endothelial lipase).
Other Programs
Our preclinical research programs include the areas of oncology/immuno-oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain and neurobiology, cardiovascular diseases, infectious diseases, diseases related to aging, and rare diseases.
Research and Development Technologies
Many proteins that play an important role in biology and disease are secreted by cells or located on the cell surface. Moreover, cells communicate through secreted factors and surface molecules. Our scientists have developed two different technologies to make protein therapeutics that potently and specifically block, activate, or inhibit the action of specific cell surface or secreted molecules. The first technology fuses receptor components to the constant region of an antibody molecule to make a class of drugs we call "Traps". EYLEA, ZALTRAP, and ARCALYST are drugs generated using our Trap technology. VelociSuite® is our second technology platform, which is used for discovering, developing, and producing fully human antibodies that can address both secreted and cell-surface targets.
VelociSuite
VelociSuite consists of VelocImmune®, VelociGene®, VelociMouse®, VelociMab®, Veloci-Bi®, VelociT®, VelociHum®, and other related technologies. The VelocImmune mouse platform is utilized to produce fully human antibodies. VelocImmune was generated by leveraging our VelociGene technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or "humanized," with corresponding human immune gene loci. VelocImmune mice can be used efficiently to generate fully human antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of therapeutic antibody drug candidates for preclinical and clinical development.
Our VelociGene platform allows custom and precise manipulation of very large sequences of DNA to produce highly customized alterations of a specified target gene, or genes, and accelerates the production of knock-out and transgenic expression models. In producing knock-out models, a color or fluorescent marker may be substituted in place of the actual gene sequence, allowing for high-resolution visualization of precisely where the gene is active in the body during normal body functioning as well as in disease processes. For the optimization of preclinical development and pharmacology programs, VelociGene offers the opportunity to humanize targets by replacing the mouse gene with the human homolog. Thus, VelociGene allows scientists to rapidly identify the physical and biological effects of deleting or over-expressing the target gene, as well as to characterize and test potential therapeutic molecules.
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
We have utilized our VelociSuite technologies to develop a class of potential drug candidates, known as bispecific antibodies. Veloci-Bi allows for the generation of full-length bispecific antibodies similar to native antibodies that are amenable to production by standard antibody manufacturing techniques, and are likely to have favorable antibody-like pharmacokinetic properties. In the area of immunotherapies in oncology, we are exploring the use of bispecific antibodies that target tumor antigens and the CD3 receptor on T-cells to harness the oncolytic properties of T-cells. We are exploring additional indications and applications for our bispecific technologies, including a new class of CD28 and 4-1BB costimulatory bispecifics.
The VelociT mouse extends our research and drug discovery capabilities into cell-mediated immunity and therapeutic TCRs for oncology and other indications. VelociT was developed by using our VelociGene technology to humanize genes encoding TCRα and TCRβ variable sequences, CD4 and CD8 co-receptors, β2m, and class-I and -II major histocompatibility complexes. As a result, VelociT mice generate fully human TCRs, providing for customized modeling of T-cell function in different diseases and a powerful platform for the discovery of unique TCR-based therapies. We are also able to produce antibodies that recognize intracellular peptides bound in the groove of human leukocyte antigen ("HLA"), enabling the targeting of intracellular proteins in cancer cells.
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
Regeneron Genetics Center®
Regeneron Genetics Center (RGC™), a wholly owned subsidiary of Regeneron Pharmaceuticals, Inc., leverages de-identified clinical, genomic, and molecular data from human volunteers to identify medically relevant associations in a blinded fashion designed to preserve patients' privacy. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process and to advance innovation in clinical care design. RGC is undertaking multiple collaborative approaches to study design and implementation, including large population-based efforts as well as family- and founder-based approaches. RGC utilizes laboratory automation and innovative approaches to cloud computing to achieve high-quality throughput.
Central to the work of RGC is the portfolio of collaborations with over 100 academic and clinical collaborators around the world, including the University of Colorado, Geisinger Health System, Mayo Clinic, University of Pennsylvania, UCLA Medical Center, UK Biobank, and the University of Helsinki. These collaborations provide access to biological samples and associated phenotype data from consented patient volunteers for purposes of genomic research. RGC undertakes genetic sequencing of these samples to create a unique resource of de-identified genetic data and associated phenotype data for research. Furthermore, the RGC has deployed bulk RNA sequencing, whole genome sequencing, and an O-LINK proteomic assay to complement whole exome sequencing and genotyping. In addition, the RGC leverages organoid models, silencing RNA ("siRNA"), and CRISPR knockout models to validate genetic associations that lead to new therapeutic targets. The RGC continues to publish results from its research efforts in journals and publications in collaboration with its collaborators to advance the field of genomics.
These efforts at the RGC have led to the identification of more than 10 novel genetic targets. Through our Regeneron Genetics Medicines initiative, we are currently advancing these targets using either our VelociSuite technologies or other technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. See the "Collaboration, License, and Other Agreements" section below for descriptions of our collaborations with Alnylam and Intellia.

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
In July 2020, the Company entered into an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government. The agreement, as subsequently amended, provided for payments to the Company of up to $465.9 million in the aggregate for bulk manufacturing of the drug substance, as well as fill/finish, storage, and other activities.
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government was obligated to purchase 1.25 million doses of drug product, resulting in payments to the Company of $2.625 billion (as described under "Products - REGEN-COV - Emergency and Temporary Use Authorizations" above).
In September 2021, the Company announced an amendment to its January 2021 agreement to supply the U.S. government with an additional 1.4 million doses of REGEN-COV. Pursuant to the agreement, the U.S. government was obligated to purchase all filled and finished doses of such additional drug product delivered by January 31, 2022, resulting in payments to the Company of $2.940 billion in the aggregate. Additionally, Roche supplied a portion of the doses to Regeneron to fulfill our agreement with the U.S. government (see "Roche" section below for further details regarding our collaboration agreement with Roche).
As of December 31, 2021, the Company had completed its final deliveries of drug product under the agreements described above. See "Results of Operations - Revenues" below for REGEN-COV net product sales recognized in connection with these agreements.
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
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and in certain countries outside the United States. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive sales milestone payments from Sanofi. In each of 2020 and 2021, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion and $1.5 billion, respectively, on a rolling twelve-

month basis. We are entitled to receive up to an aggregate of $150.0 million in additional sales milestone payments from Sanofi, which includes the next sales milestone payment of $50.0 million that would be earned when such sales outside the United States exceed $2.0 billion on a rolling twelve-month basis.
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

Bayer
EYLEA and aflibercept 8 mg outside the United States
We and Bayer are parties to a license and collaboration agreement for the global development and commercialization of EYLEA and aflibercept 8 mg outside the United States. All agreed-upon development expenses incurred by the Company and Bayer are shared equally. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales. In Japan, we were entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales through 2021, and thereafter, the companies share equally in profits and losses from sales.
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
Within the United States, we retain exclusive commercialization rights and are entitled to all profits from such sales.
Teva
Fasinumab
We and Teva are parties to a collaboration agreement to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties share equally, on an ongoing basis, development costs under a global development plan. As of December 31, 2021, we had received an aggregate $120.0 million of development milestones from Teva, and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Zai Lab
Odronextamab (REGN1979)
In 2020, we entered into an agreement with Zai Lab Limited to develop and commercialize odronextamab in mainland China, Hong Kong, Taiwan, and Macau (the "Zai Territories"). In connection with the agreement, Zai made a $30.0 million non-refundable up-front payment to the Company. We continue to lead global development activities for odronextamab, and Zai is responsible for funding a portion of the global development costs for certain clinical trials.
We are responsible for the manufacture and supply of clinical and commercial product of odronextamab to Zai. If odronextamab is commercialized in the Zai Territories, we will supply the product to Zai at a tiered purchase price, which is calculated as a percentage of net sales of the product (subject to adjustment in certain circumstances), and we are eligible to receive up to $160.0 million in additional regulatory and sales milestone payments.
Alnylam
In 2018, we and Alnylam Pharmaceuticals, Inc. entered into a collaboration to discover RNA interference ("RNAi") therapeutics for NASH and potentially other related diseases, as well as to research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts (including ALN-HSD, which is currently in clinical development). ALN-HSD is being co-developed with Alnylam with terms generally consistent with the form of a Co-Commercialization Collaboration Agreement in connection with the 2019 collaboration agreement as described below. Alnylam is conducting the Phase 1 clinical trial for ALN-HSD and Regeneron will be the lead party for all future development.
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
In connection with the collaboration, we also purchased shares of Alnylam common stock for aggregate cash consideration of $400.0 million.
In 2019, the parties entered into a Co-Commercialization Collaboration Agreement for an siRNA therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination product consisting of cemdisiran and pozelimab, with us as the licensee. Under the C5 siRNA Co-Commercialization Collaboration agreement, the parties share costs equally and will split profits (if commercialized); and under the License Agreement, the licensee is responsible for its own costs and expenses. The C5 siRNA License Agreement contains a flat low double-digit royalty payable to Alnylam on our potential future net sales of the combination product only subject to customary reductions, as well as up to $325.0 million in sales milestones.
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
Kiniksa
ARCALYST
As described under "Products" above, pursuant to a 2017 license agreement, we granted Kiniksa Pharmaceuticals, Ltd. the right to develop and commercialize certain new indications for ARCALYST. During the first quarter of 2021, Kiniksa received marketing approval in the United States for a new indication of ARCALYST, recurrent pericarditis, and, as a result, we received a $20.0 million milestone payment from Kiniksa. The quarterly period ended March 31, 2021 was the last quarter for which the Company recorded net product sales of ARCALYST.
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
Ultragenyx
As described under "Products" above, in January 2022 we entered into a license and collaboration agreement for Ultragenyx Pharmaceutical Inc. to develop and commercialize Evkeeza in countries outside of the United States. In connection with the agreement, Ultragenyx made a $30.0 million non-refundable up-front payment to the Company. Ultragenyx will share in certain costs for global trials led by the Company and also have the right to continue to clinically develop Evkeeza in countries outside of the U.S. We will supply commercial product to Ultragenyx at a tiered purchase price, which is calculated as a percentage of net sales of the product (subject to adjustment in certain circumstances), and are eligible to receive additional regulatory and sales milestone payments.
We have also granted Ultragenyx an exclusive option to negotiate a separate agreement to collaborate on the development and commercialization of garetosmab outside of the United States under terms to be agreed upon by both companies.
Manufacturing
We currently manufacture bulk drug materials and products at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland. These facilities consist of owned and leased research, manufacturing, office, laboratory, and warehouse space. In addition, during 2022, we expect to continue the construction of a fill/finish facility in Rensselaer, New York.
We currently have approximately 100,000 liters of cell culture capacity at our Rensselaer facility, and are approved by the FDA and other regulatory agencies to manufacture our bulk drug materials and products. In addition, we currently have approximately 130,000 liters of cell culture capacity at our Limerick facility which has received certain manufacturing approvals by regulatory agencies, including the FDA.
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
We sell our marketed products in the United States primarily to wholesalers and specialty distributors that serve pharmacies, hospitals, government agencies, physicians, and other healthcare providers. We had sales to two customers (Besse Medical, a subsidiary of AmerisourceBergen Corporation, and McKesson Corporation) that each accounted for more than 10% of total gross product revenue for the year ended December 31, 2021. On a combined basis, our product sales to these customers accounted for 48% of our total gross product revenue for the year ended December 31, 2021. We promote approved medicines to healthcare professionals via our team of U.S.-based field employees, as well as medical journals, medical exhibitions, distribution of literature and samples, and online channels. In addition, we advertise certain products directly to U.S. consumers and maintain websites with information about our medicines. The commercial group also evaluates opportunities for our targets and product candidates and prepares for market launches of new medicines.
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
Competition
We face substantial competition from pharmaceutical, biotechnology, and chemical companies. Our ability to compete depends, to a great extent, on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among products approved for sale is based on efficacy, safety, reliability, availability, price, patent position, and other factors.
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

Marketed Product	Competitor Product	Competitor	Indication	Territory(1)
EYLEA	Lucentis® (ranibizumab injection)	Novartis AG and Genentech/Roche	Wet AMD, DME, macular edema following RVO (including CRVO and BRVO), diabetic retinopathy, mCNV, and ROP	Worldwide
	Byooviz™ (ranibizumab-nuna) (biosimilar referencing Lucentis)	Samsung Bioepis Co., Ltd./Biogen Inc.	Wet AMD, DME, macular edema following RVO (including CRVO and BRVO), diabetic retinopathy, and mCNV	United States, EU
	Susvimo® (ranibizumab ocular implant)	Genentech/Roche	Wet AMD	United States
	Vabysmo™ (faricimab-svoa)	Genentech/Roche	Wet AMD, DME	United States
	Avastin® (bevacizumab) (off-label and repackaged)	Genentech/Roche	Wet AMD, DME, and macular edema following RVO	Worldwide

Marketed Product (continued)	Competitor Product	Competitor	Indication	Territory(1)
EYLEA (continued)	Beovu® (brolucizumab) Injection	Novartis	Wet AMD	Worldwide
	Ozurdex® (dexamethasone intravitreal implant)	Allergan/AbbVie Inc.	DME, RVO	United States, EU
	Iluvien® (fluocinolone acetonide intravitreal implant)	Alimera Sciences, Inc.	DME	United States, EU
	Conbercept	Chengdu Kanghong Pharmaceutical Group Co., Ltd.	Wet AMD, DME, mCNV	China
Dupixent	Eucrisa®/Staquis® (crisaborole)	Pfizer Inc.	Mild-to-moderate atopic dermatitis	United States, EU
	Olumiant® (baricitinib)	Eli Lilly and Company/Incyte Corporation	Moderate-to-severe atopic dermatitis	EU, Japan
	Cibinqo® (abrocitinib)	Pfizer	Moderate-to-severe atopic dermatitis	Worldwide
	Rinvoq® (upadacitinib)	AbbVie	Moderate-to-severe atopic dermatitis	Worldwide
	Adbry™/Adtralza® (tralokinumab)	LEO Pharma Inc.	Moderate-to-severe atopic dermatitis	United States, EU
	Corectim® (delgocitinib)	Japan Tobacco Inc./Torii Pharmaceutical Co., Ltd.	Atopic dermatitis	Japan
	Xolair® (omalizumab)	Roche/Novartis	Asthma, nasal polyps	Worldwide (asthma); United States, EU (nasal polyps)
	Nucala® (mepolizumab)	GlaxoSmithKline ("GSK")	Asthma, nasal polyps	Worldwide (asthma); United States, EU (nasal polyps)
	Cinqair® (reslizumab)	Teva	Asthma	United States, EU
	Fasenra® (benralizumab)	AstraZeneca	Asthma	Worldwide
	Tezspire™ (tezepelumab-ekko)	AstraZeneca/Amgen	Asthma	United States
Libtayo	Keytruda® (pembrolizumab)	Merck & Co., Inc.	Various cancers	Worldwide
	Opdivo® (nivolumab)	Bristol-Myers Squibb	Various cancers	Worldwide
	Tecentriq® (atezolizumab)	Roche	Various cancers	Worldwide
	Imfinzi® (durvalumab)	AstraZeneca	Various cancers	Worldwide
	Bavencio® (avelumab)	Pfizer/Merck KGaA	Various cancers	Worldwide
	Jemperli® (dostarlimab)	GSK	Various cancers	United States, EU
Praluent	Repatha® (evolocumab)	Amgen	(1) Reduce the risk of myocardial infarction, stroke, and coronary revascularization in adults with established cardiovascular disease, (2) primary hyperlipidemia, and (3) HoFH	Worldwide

Marketed Product (continued)	Competitor Product	Competitor	Indication	Territory(1)
Praluent (continued)	Leqvio® (inclisiran)	Novartis	Primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia	United States, EU
Kevzara	Actemra® (tocilizumab)	Genentech/Roche/Chugai Pharmaceutical Co., Ltd.	Rheumatoid arthritis	Worldwide
	Orencia® (abatacept)	Bristol-Myers Squibb	Rheumatoid arthritis	Worldwide
	Xeljanz® (tofacitinib)	Pfizer	Rheumatoid arthritis	Worldwide
	Olumiant® (baricitinib)	Eli Lilly/Incyte	Rheumatoid arthritis	Worldwide
	Rinvoq® (upadacitinib)	AbbVie	Rheumatoid arthritis	Worldwide
	Jyseleca® (filgotinib)	Gilead Sciences, Inc./Galapagos NV	Rheumatoid arthritis	EU, Japan

(1) This table focuses primarily on the United States, EU, and Japan. "Worldwide" indicates that the relevant product is approved in the United States, EU, Japan, and at least one other country.
Product Candidates
Our late-stage and earlier-stage clinical candidates (including those being developed in collaboration with our collaborators) face competition from many pharmaceutical and biotechnology companies. For example, we are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. These companies are using various technologies in competition with our VelocImmune technology and our other antibody generation technologies, including their own antibody generation technologies and other approaches such as RNAi, chimeric antigen receptor T cell (CAR-T cell), and gene therapy technologies. We are also aware of several companies developing or marketing small molecules that may compete with our antibody product candidates in various indications, if such product candidates obtain regulatory approval in those indications.
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
Other Areas
Many pharmaceutical and biotechnology companies are attempting to discover new therapeutics for indications in which we invest substantial time and resources. In these and related areas, intellectual property rights have been sought and certain rights have been granted to competitors and potential competitors of ours, and we may be at a substantial competitive disadvantage in such areas as a result of, among other things, our inferior intellectual property position or lack of experience, trained personnel, and expertise. A number of corporate and academic competitors are involved in the discovery and development of novel therapeutics that are the focus of other research or development programs we are now conducting. Some of these competitors are currently conducting advanced preclinical and clinical research programs in these areas. These and other competitors also may have established substantial intellectual property and other competitive advantages.
If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business, operating results, financial condition, cash flows, or future prospects.
We also compete with academic institutions, governmental agencies, and other public or private research organizations, which conduct research, seek patent and other intellectual property protection, and establish collaborative arrangements for the development and marketing of products that would provide royalties or other consideration for use of their technology. These institutions are becoming more active in seeking patent and other intellectual property protection and licensing arrangements to collect royalties or other consideration for use of the technology they have developed. Products developed in this manner may compete directly with products we develop. We also compete with others in acquiring technology from these institutions, agencies, and organizations.

Patents, Trademarks, and Trade Secrets
We rely on a combination of intellectual property laws, including patent, trademark, copyright, trade secret, and domain name protection laws, as well as confidentiality and license agreements, to protect our intellectual property and proprietary rights.
Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to awards of damages if we are found to have infringed such patents or rights"; and Note 15 to our Consolidated Financial Statements). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. We hold an ownership interest in a number of issued patents in the United States and foreign countries with respect to our products and technologies. In addition, we hold an ownership interest in thousands of patent applications in the United States and foreign countries.
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
The following table describes our U.S. patents, European patents ("EP"), and Japanese patents ("JP") that are of particular relevance to key products marketed or otherwise commercialized by us and/or our collaborators, including the territory, patent number, general subject matter class, and expected expiration dates. The noted expiration dates include any patent term adjustments. Certain of these patents may also be entitled to term extensions. We continue to pursue additional patents and patent term extensions in the United States and other jurisdictions covering various aspects of our products that may, if issued, extend exclusivity beyond the expiration of the patents listed in the table below. One or more patents with the same or earlier expiry date may fall under the same "general subject matter class" for certain products and may not be separately listed.

Product	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
EYLEA(a)	aflibercept	US	7,070,959	Composition of Matter	June 16, 2023(b)
		US	8,092,803	Formulation	June 21, 2027
		US	10,464,992	Formulation	June 14, 2027
		US	10,857,231	Formulation	March 22, 2026
		US	11,066,458	Formulation	June 14, 2027
		US	11,084,865	Formulation	June 14, 2027
		US	9,254,338	Methods of Treatment	May 22, 2032
		US	10,857,205	Methods of Treatment	January 11, 2032
		US	10,828,345	Methods of Treatment	January 11, 2032
		US	10,888,601	Methods of Treatment	January 11, 2032
		US	10,406,226	Method of Manufacturing	March 22, 2026
		EP	1183353	Composition of Matter (Supplementary Protection Certificate)	(May 23, 2025)(c)
		EP	2364691	Formulation	June 14, 2027
		EP	2944306	Formulation	June 14, 2027
		JP	4,723,140	Composition of Matter	December 29, 2022 – December 25, 2023(d)
		JP	5,273,746	Methods of Treatment	June 24, 2022
		JP	5,216,002	Formulation	February 27, 2028 – October 1, 2029(d)
Dupixent(a)	dupilumab	US	7,608,693	Composition of Matter	March 28, 2031(e)
		US	8,945,559	Formulation	October 17, 2032

Product (continued)	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
Dupixent(a) (continued)		US	10,435,473	Formulation	October 5, 2031
		US	11,059,896	Formulation	October 5, 2031
		US	8,075,887	Methods of Treatment	April 17, 2028
		US	8,337,839	Methods of Treatment	October 2, 2027
		US	9,290,574	Methods of Treatment	July 10, 2034
		US	9,574,004	Methods of Treatment	December 22, 2033
		US	10,485,844	Methods of Treatment	September 21, 2037
		US	10,059,771	Methods of Treatment	June 20, 2034
		US	11,167,004	Methods of Treatment	September 21, 2037
		US	11,034,768	Methods of Treatment	March 23, 2039
		EP	2356151	Composition of Matter	October 27, 2029(c)
		EP	2356151	(Supplementary Protection Certificate)	(September 28, 2032)(c)
		EP	3010539	Methods of Treatment	June 20, 2034
		EP	2888281	Methods of Treatment	August 20, 2033
		EP	3064511	Methods of Treatment	October 27, 2029
		EP	3107575	Methods of Treatment	February 20, 2035
		EP	3470432	Methods of Treatment	August 20, 2033
		EP	2624865	Formulation	October 5, 2031
		EP	3354280	Formulation	October 5, 2031
		JP	5,291,802	Composition of Matter	October 27, 2029 – October 27, 2034(d)
		JP	5,918,246	Formulation	October 5, 2031 – September 15, 2034(d)
		JP	6,306,588	Methods of Treatment	August 20, 2033 – August 29, 2034(d)
		JP	6,353,838	Methods of Treatment	September 4, 2033
		JP	6,673,840	Methods of Treatment	February 20, 2035
		JP	6,463,351	Methods of Treatment	June 20, 2034
		JP	6,861,630	Methods of Treatment	November 13, 2035
Libtayo	cemiplimab	US	9,987,500	Composition of Matter	September 18, 2035
		US	10,737,113	Composition of Matter	April 10, 2035
		US	10,457,725	Methods of Treatment	May 12, 2037
		EP	3097119	Composition of Matter	January 23, 2035
		EP	3455258	Methods of Treatment	May 12, 2037
		JP	6,425,730	Composition of Matter	January 23, 2035
Praluent(a)(f)	alirocumab	US	8,062,640	Composition of Matter	December 15, 2029
		US	10,023,654	Composition of Matter	December 15, 2029
		US	10,472,425	Formulation	July 27, 2032
		US	8,357,371	Methods of Treatment	December 21, 2029
		US	9,550,837	Methods of Treatment	December 15, 2029
		US	9,724,411	Methods of Treatment	January 15, 2031
		US	10,428,157	Methods of Treatment	December 26, 2037
		US	10,544,232	Methods of Treatment	March 13, 2035
		US	10,995,150	Methods of Treatment	June 6, 2034
		US	11,116,839	Methods of Treatment	June 14, 2033
		EP	2358756	Composition of Matter	December 15, 2029(c)

Product (continued)	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
Praluent(a)(f) (continued)		EP	2358756	(Supplementary Protection Certificate)	(September 25, 2030)(c)
		EP	3156422	Composition of Matter	December 15, 2029
		EP	2756004	Methods of Treatment	September 12, 2032
		EP	3055333	Methods of Treatment	October 10, 2034
		EP	3169353	Methods of Treatment	July 16, 2035
		EP	3169362	Methods of Treatment	July 16, 2035
		EP	3004171	Methods of Treatment	June 6, 2034
		EP	3068803	Methods of Treatment	November 12, 2034
		EP	3395836	Methods of Manufacturing	January 27, 2032
Kevzara	sarilumab	US	7,582,298	Composition of Matter	May 22, 2031(g)
		US	10,072,086	Formulation	September 19, 2031
		US	11,098,127	Formulation	January 7, 2031
		US	8,080,248	Methods of Treatment	June 1, 2027
		US	8,568,721	Methods of Treatment	June 1, 2027
		US	9,943,594	Methods of Treatment	December 28, 2033
		US	10,927,435	Methods of Treatment	October 10, 2032
		EP	2041177	Composition of Matter	June 1, 2027(c)
		EP	2041177	(Supplementary Protection Certificate)	(June 1, 2032)(c)
		EP	2766039	Methods of Treatment	October 10, 2032
		EP	3071230	Methods of Treatment	November 21, 2034
		EP	3409269	Formulation	January 7, 2031
		JP	5,307,708	Composition of Matter	June 1, 2027 – August 22, 2031(d)
		JP	5,805,660	Formulation	January 7, 2031 – October 24, 2031(d)
		JP	6,122,018	Methods of Treatment	October 10, 2032 – March 29, 2033(d)
		JP	6,657,089	Methods of Treatment	November 21, 2034
REGEN-COV(a)	casirivimab and imdevimab	US	10,787,501	Composition of Matter	June 25, 2040
		US	10,975,139	Composition of Matter	June 25, 2040

(a) See Note 15 to our Consolidated Financial Statements for information regarding inter partes review and post-grant review petitions filed in the U.S. Patent and Trademark Office relating to EYLEA and patent infringement proceedings relating to Dupixent, Praluent, and REGEN-COV.

(b) A patent term extension has been granted by the U.S. Patent and Trademark Office, extending the original patent term (May 23, 2020), insofar as it covers EYLEA, to June 16, 2023.
(c) Supplementary protection certificates ("SPCs") are pending and/or have been granted in various European countries, extending the original patent terms in those countries, where granted, to the applicable dates indicated in parentheses.

(d) The patent term extension ("PTE") system in Japan allows for a patent to be extended more than once provided the later approval is directed to a different indication from that of the previous approval. This may result in multiple PTE approvals for a given patent, each with its own expiration date. In this table, date ranges are shown for the expiration of Japanese patents for which multiple PTEs have been granted, with the later date indicating the latest expiring PTE for the corresponding patent.

(e) A patent term extension has been granted by the U.S. Patent and Trademark Office, extending the original patent term (October 2, 2027), insofar as it covers Dupixent, to March 28, 2031.
(f) This table excludes Japanese patents related to Praluent because Praluent is not being commercialized in Japan at this time.
(g) A patent term extension has been granted by the U.S. Patent and Trademark Office, extending the original patent term (June 1, 2027), insofar as it covers Kevzara, to May 22, 2031.

In addition to our patent portfolio, in the United States and certain other countries, our competitive position may be enhanced due to the availability of market exclusivity under relevant law (for additional information regarding market exclusivity, see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products"). The effect of expiration of a patent relating to a particular product also depends upon other factors, such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product, and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.
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
Defense and enforcement of our intellectual property rights is expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to awards of damages if we are found to have infringed such patents or rights"; and Note 15 to our Consolidated Financial Statements).
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
Clinical trials involve the administration of a drug to healthy human volunteers or to patients under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA's bioresearch monitoring regulations and Good Clinical Practice requirements ("GCPs"), which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an Institutional Review Board ("IRB") for each clinical site within the United States or, where applicable, an Ethics Committee and/or the competent authority for clinical sites outside the United States. Companies sponsoring the clinical trials, investigators, and IRBs/Ethics Committees also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the United States. Data from a foreign study not conducted under an IND may be submitted in support of a BLA if the study was conducted in accordance with GCPs and the FDA is able to validate the data. The sponsor of a clinical trial or the sponsor's designated responsible party may be required to register certain information about the trial and disclose certain results on government or independent registry websites, such as clinicaltrials.gov.
Typically, clinical testing involves a three-phase process, which may overlap or be subdivided in some cases. Phase 1 trials are usually conducted with a small number of healthy volunteers to determine the early safety profile, metabolism, and pharmacological actions of the product candidate, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. Although Phase 1 trials are typically conducted in healthy human subjects, in some instances, the trial subjects are patients with the targeted disease or condition. Phase 2 clinical trials are conducted with a relatively small sample of the intended patient population to provide enough data to evaluate the preliminary safety, tolerability, and efficacy of different potential doses of the product candidate. Phase 3 clinical trials are larger trials conducted with patients with the target disease or disorder intended to gather additional information about dosage, safety, and effectiveness necessary to evaluate the drug's overall risk-benefit profile. Phase 3 data often form the core basis on which the FDA and comparable foreign regulatory authorities evaluate a product candidate's safety and effectiveness when considering the product application for regulatory approval. If concerns arise about the safety of the product candidate, the FDA or other regulatory authorities can stop clinical trials by placing them on a "clinical hold" pending receipt of additional data, which can result in a delay or termination of a clinical development program. The sponsoring company, the FDA or other regulatory authorities, or the IRB or Ethics Committee and competent authority may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.
The results of the preclinical and clinical testing of a biologic product candidate are then submitted to the FDA in the form of a BLA for evaluation to determine whether the product candidate may be approved for commercial sale under the Public Health Service Act. Under the Prescription Drug User Fee Act, we typically must pay fees to the FDA for review of any BLA. When a BLA is submitted, the FDA makes an initial determination as to whether the application is sufficiently complete to be accepted for review. If the application is not, the FDA may refuse to accept the BLA for filing and request additional information. A refusal to file, which requires resubmission of the BLA with the requested additional information, delays review of the application. If the application is accepted for review, the FDA reviews the application to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product's identity, strength, quality, and purity.
FDA performance goals generally provide for action on a BLA within 10 months of the 60-day filing date (or within 12 months of the BLA submission). That deadline can be extended by FDA under certain circumstances, including by the FDA's requests for additional information. The targeted action date can be 6 months after the 60-day filing date (or 8 months after BLA submission) for product candidates that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The FDA has other programs to expedite development and review of product candidates that address serious or life-threatening conditions.
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
Any approval required by the FDA for any of our product candidates may not be obtained on a timely basis, or at all. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the parameters of a particular phase, and a clinical trial may contain elements of more than one phase notwithstanding the designation of the trial as being of a particular phase. The results of preclinical studies or early stage clinical trials may not predict long-term safety or efficacy of our compounds when they are tested or used more broadly in humans. Additionally, as a condition of approval, the FDA may impose restrictions that could affect the commercial prospects of a product and increase our costs, such as a Risk Evaluation and Mitigation Strategy ("REMS") to mitigate certain specific safety risks, and/or post-approval commitments or requirements to conduct additional clinical trials or non-clinical studies or to conduct surveillance programs to monitor the product's effects.
Approval of a product candidate by comparable regulatory authorities in foreign countries is generally required prior to commencement of marketing of the product in those countries. The approval procedure varies among countries and may involve different or additional testing, and the time required to obtain such approval may differ from that required for FDA approval. Approval by a regulatory authority in one jurisdiction does not guarantee approval by comparable regulatory authorities in other jurisdictions. In the European Economic Area ("EEA") (which is comprised of 27 Member States of the EU plus Norway, Iceland, and Liechtenstein), medicinal products can only be commercialized after a related Marketing Authorization has been granted. Marketing authorization for biologics must be obtained through a centralized procedure, which allows a company to submit a single application to the EMA. If a related positive opinion is provided by the EMA, the EC will grant a centralized marketing authorization that is valid in the EEA.
In many jurisdictions, pediatric data or an approved Pediatric Investigation Plan ("PIP"), or a waiver of such studies, is required to have been approved by regulatory authorities prior to submission of a marketing application. In some EU countries, we may also be required to have an approved PIP before we can begin enrolling pediatric patients in a clinical trial. In the United States, under the Pediatric Research Equity Act ("PREA"), certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject product in relevant pediatric populations, unless a waiver or deferral is granted. However, a pediatric study plan is not required for orphan products and the timing of the submission is subject to negotiation with FDA, but such plan cannot be submitted later than submission of a BLA.
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
Emergency Use Authorization
The Secretary of HHS may authorize unapproved medical products to be marketed in the context of an actual or potential emergency that has been designated by the U.S. government. The COVID-19 pandemic has been designated as such a national emergency. After an emergency has been announced, the Secretary of HHS may authorize the issuance of, and the FDA Commissioner may issue, EUAs for the use of specific products based on criteria established by the Food, Drug, and Cosmetic Act, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. Although the criteria of an EUA differ from the criteria for approval of a BLA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards, as well as a number of ongoing compliance obligations. The FDA expects EUA holders to work toward submission of full applications, such as a BLA, as soon as possible. An EUA is also subject to additional conditions and restrictions and is product-specific. An EUA terminates when the emergency determination underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, or clearance for a product. The FDA may revoke, revise, or restrict an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization or the medical product is no longer effective in diagnosing, treating, or preventing the underlying health emergency.
Post-Approval Regulation
The FDA and comparable regulatory authorities in other jurisdictions may also require us to conduct additional clinical trials or to make certain changes related to a product after granting approval of the product. The FDA has the explicit authority to require postmarketing studies (also referred to as post-approval or Phase 4 studies) and labeling changes based on new safety information, and may impose and enforce a REMS at the time of approval or after the product is on the market. Post-approval modifications to the drug, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical studies or clinical trials, to be submitted in a new or supplemental BLA, which would require FDA approval.
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
The holder of an EU marketing authorization for a medicinal product must also comply with the EU's pharmacovigilance legislation. This includes requirements to conduct pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. Marketing authorization holders are required to maintain a Pharmacovigilance System Master File ("PSMF"), which supports and documents the compliance of the marketing authorization holder with the requirements of EU pharmacovigilance legislation. Marketing authorization holders are also required to have a Qualified Person for Pharmacovigilance ("QPPV"), who, among other things, maintains the PSMF. A QPPV must reside in the EEA and must also prepare pharmacovigilance reports, respond to potential requests from competent authorities concerning pharmacovigilance on a 24 hour basis, and provide competent authorities with any other information that may be relevant to the safety of the medicinal product in accordance with Good Pharmacovigilance Practices.
The EC can also require marketing authorization holders to conduct post-authorization safety and/or efficacy studies. A post-authorization safety study ("PASS") is a study that is carried out after a medicinal product has been authorized to obtain further information on a medicinal product's safety, or to measure the effectiveness of risk-management measures. Such studies may be clinical trials or non-interventional studies. A post-authorization efficacy study ("PAES") is a study that is carried out for complementing available efficacy data in the light of well-reasoned scientific uncertainties on aspects of the evidence of benefits that is to be or only can be addressed post-authorization. The EC may, in particular, impose a PASS and/or PAES on marketing authorization holders when a marketing authorization is granted upon conditions. The EC may grant conditional marketing authorizations in the interest of public health, when there is less comprehensive clinical data available than would be required, if the EC considers that the benefit of immediate availability may outweigh the risk that the absence of the required clinical data poses.
In addition, we and our third-party suppliers are required to maintain compliance with cGMP, and are subject to inspections by the FDA or comparable regulatory authorities in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign regulatory authorities and acceptance of the change by the FDA or such comparable foreign regulatory authorities prior to release of product(s). FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and our third-party suppliers. Prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate products. We may also be subject to state regulations related to the manufacturing and distribution of our products.
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
We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program, state Medicaid supplemental rebate program(s), and other governmental pricing programs. We also have obligations to report the average sales price for certain drugs to the Medicare program as part of our agreement to participate in the Medicaid Drug Rebate program. For calendar quarters beginning January 1, 2022, we will be required to report the average sales price for certain drugs under the Medicare program regardless of whether we participate in the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available for our drugs under Medicaid and Part B of the Medicare program.
Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services ("CMS"), the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if average manufacturer price increases more than inflation (measured by reference to the Consumer Price Index - Urban). Currently, the rebate is capped at 100 percent of the average manufacturer price, but effective January 1, 2024, this cap on the rebate will be removed, and our rebate liability could increase accordingly.
If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters. The federal Patient Protection and Affordable Care Act (the "PPACA") made significant changes to the Medicaid Drug Rebate program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA. On December 21, 2020, CMS issued a final rule that modified Medicaid Drug Rebate program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for "line extension," "new formulation," and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, particularly regarding potential inapplicability of such exclusions in the context of pharmacy benefit manager "accumulator" programs (beginning in 2023).

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers, including us, are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information is used by CMS to calculate Medicare payment rates. Starting in 2023, manufacturers must pay refunds to Medicare for single-source drugs or biological products, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service's 340B drug pricing program (the "340B program") in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration ("HRSA"), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. Covered entities include hospitals that serve a disproportionate share of financially needy patients, community health clinics, and other entities that receive certain types of grants under the Public Health Service Act. The PPACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempts "orphan drugs" from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement.
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under this regulation. Any charge by HRSA that we have violated the requirements of the regulation could result in civil monetary penalties. Moreover, under a final regulation effective January 13, 2021, HRSA established a new administrative dispute resolution ("ADR") process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. HRSA also implemented a price reporting system under which we are required to report our 340B ceiling prices to HRSA on a quarterly basis, which then publishes those prices to 340B covered entities. In addition, legislation could be passed that would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
In the United States, there are numerous federal and state laws and regulations governing data privacy of personal data and the collection, use, disclosure, and protection of health data, genetic data, consumer data, and children's data. Such laws and regulations include the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, "HIPAA"), as well as state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (such as Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act (the "CCPA")). Many of these laws differ from each other in significant ways and have different effects. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health data, which may be subject to additional protections. The landscape of federal and state laws regulating personal data is constantly evolving. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation, and/or adverse publicity. Federal regulators, state attorneys general, and plaintiffs' attorneys have been active in this space.
HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their "business associates" – certain persons or covered entities that create, receive, maintain, or transmit protected health information ("PHI") in connection with providing a specified service or performing a function on behalf of a covered entity. Most health care providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive, use, or disclose PHI maintained by a HIPAA-covered entity in a manner that is not permitted under HIPAA.
To the extent we collect California resident personal data, we are also subject to the CCPA. The CCPA, which became effective on January 1, 2020, created new transparency requirements and granted California residents several new rights with regard to their personal data. In addition, in November 2020, California voters approved the California Privacy Rights Act ("CPRA") ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency ("CPPA"). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in the area of consumer protection. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.
Outside the United States, our clinical trial programs, research collaborations, and other processing activities implicate international data protection laws, including the EU General Data Protection Regulation 2016/679 ("GDPR"). The GDPR has increased our responsibility and liability in relation to the processing of personal data of individuals located in the EU. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data and samples from clinical trials and adverse event reporting. In particular, these obligations and restrictions may concern the consent of the individuals to whom the personal data relate, the information provided to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for violations of the data protection obligations. With respect to the transfer of personal data outside of the EU, while there are legal mechanisms available to lawfully transfer personal data outside of the EU, including to the United States, there are certain unsettled legal issues regarding such data transfers, the resolution of which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. In June 2021, the European Commission published new standard contractual clauses required to be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. Different EU member states, as well as the United Kingdom and Switzerland, have promulgated national privacy laws that impose additional requirements, which add to the complexity of processing and transferring EU personal data. Some countries outside of the EU have reacted to the GDPR by promulgating and enacting new privacy legislation that reflects similar principals and obligations on companies that operate and process their citizens' personal data. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of personal data, may result in governmental enforcement actions, litigation, contractual indemnity claims, or restraining orders that would impact our ability to process and share data globally. As we expand our presence into new countries, we must continue to assess our privacy controls to enable the processing of personal data. Guidance on implementation and compliance practices are often updated or otherwise revised. See Part I, Item 1A. "Risk Factors - Other Regulatory and Litigation Risks - We face risks related to the personal data we collect, process, and share."
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
Business Segments
We manage our business as one segment which includes all activities related to the discovery, development, and commercialization of medicines for serious diseases. For financial information related to our one segment, see our Consolidated Financial Statements and related notes.
Human Capital Resources
We compete in the highly competitive biotechnology and pharmaceuticals industries. Attracting, developing, and retaining skilled and experienced employees in research and development, manufacturing, sales and marketing, and other positions is crucial to our ability to compete effectively. Our ability to recruit and retain such employees depends on a number of factors, including our corporate culture and work environment, informed by our values and behaviors (which we call The Regeneron Way) and our corporate philosophy of "Doing Well by Doing Good"; talent development and career opportunities; and compensation and benefits.
Employee Profile
As of December 31, 2021, we had 10,368 full-time employees, consisting of 8,564 employed in the United States, 1,648 employed in Ireland, and 156 employed in other countries (including the United Kingdom, Germany, the Netherlands, and Canada). Of these employees, 1,936 were within our research and preclinical development organization, 1,300 were within our global clinical development organization, and 5,037 were within our industrial operations and product supply organization. Company-wide, nearly 1,200 of our full-time employees hold a Ph.D. and/or M.D. None of our employees are represented by a labor union, and our management considers its relations with our employees to be good.

Diversity, Equity, and Inclusion
Our employees represent a broad range of backgrounds, just like the people who take our medicines, and bring a wide array of perspectives and experiences that have helped us achieve our leadership position in the biotechnology and pharmaceuticals industries and the global marketplace. A key component of our corporate culture is our commitment to the promotion of diversity, equity, and inclusion ("DEI"). We believe this commitment allows us to better drive innovation and achieve our mission to repeatedly bring important new medicines to patients with serious diseases. Our DEI principles are reflected in our efforts in building a better workplace where employees can be themselves and succeed, advance medicine for all with better science, and use their voice and influence to create a better world. We empower employee-led cross-functional resource groups ("ERGs") and interest groups, who connect around a common passion to build a culture of inclusion and collaborate to support under-served science and global communities. In 2021, we launched several new ERGs, all of which align their objectives to our global DEI strategy and provide meaningful professional development opportunities for our workforce, with support from senior leaders as executive sponsors.
While we are proud of our workforce diversity representation shown in the table below, we seek to continuously improve in this area. In April 2020, we announced our 2025 global responsibility goals, including a commitment to increase diversity in leadership and foster inclusion. Making progress toward this goal, in 2020, we established a DEI steering committee of senior leaders to provide oversight and guidance on our DEI efforts. In 2021, we hired our Chief DEI Officer; launched a DEI strategy focused on creating a better workplace, better science, and better world; and implemented a new governance model that includes both an executive DEI council and a DEI leadership council. These councils are comprised of senior leaders who provide oversight and guidance on our DEI efforts and support the execution of our DEI strategy. In order to better understand our employees' perspectives, we also conducted an employee engagement survey and launched an objective measure for inclusion and belonging. Our board of directors received a detailed update on our DEI efforts in 2021 and continues to monitor our progress.

2021 Workforce Diversity Representation*
Female Representation (Global)	49.3%
Minority Representation (U.S. Only)**	23.6%

* Based on full-time employees as of December 31, 2021
** Represents the percentage of our full-time employees in the United States that self-identified as belonging to a racial or ethnic minority group. The denominator used in this calculation includes employees who did not disclose information related to their race or ethnicity. Excluding those that did not disclose such information, the percentage shown in this table would be 31.0%.

Externally, we support DEI efforts in our community, including by supporting young scientific talent in underrepresented communities. For example, through our partnership with the Society for Science, we contribute a substantial amount annually to science, technology, engineering, and mathematics ("STEM") equity and outreach programs to help increase access to science research education and bridge opportunity gaps among students historically underrepresented in the sciences. We also continue to take steps to further integrate diversity considerations into the design and selection of sites for our clinical studies to make sure they reflect the diversity of patients with the diseases under investigation.
Employee Wellness, Health, and Safety
The wellbeing of our employees is a primary focus as we believe that the most productive people are those who are at their best, both physically and mentally. We provide several programs related to employee health and wellness, including onsite amenities and programs such as meditation and prayer rooms and fitness centers. Throughout the COVID-19 pandemic, we have continued to prioritize mental health initiatives and take further action to reduce or remove barriers to quality mental healthcare for our employees and their family members. We also provide support for work-life balance through flex-time, remote working arrangements, child and elder care, and paid parental leave, among others.
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
In response to the COVID-19 pandemic, we implemented changes in our business beginning in March 2020 to protect our employees and support appropriate health and safety protocols, such as work-from-home policies for a significant portion of our employees, increased physical distancing in workspaces, and regular testing. As the dynamics of the COVID-19 pandemic continue to evolve, we adjust and tailor our approach based on public health guidance and local community case rates. For our essential employees who remain onsite in our laboratories and manufacturing facilities, we provide personal protective equipment and require masks to be worn. For any employee who contracts or is exposed to COVID-19, we provide full pay for their entire recovery and quarantine time. In addition, we have established a workforce reintegration plan to facilitate our large-scale return to office. The reintegration plan includes safety measures and procedures in compliance with local, state, and federal mandates.
Employee Growth and Development
We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our continued success. Our Talent department is dedicated to promoting individual, leader, team, and organizational development through a number of tools and services. We offer a variety of professional development courses for our employees and support employee continuing education, including through educational reimbursement and tuition forgiveness programs. In addition, we continue to invest in our current and future leaders through a number of leadership development courses and programs and feedback and coaching opportunities. In 2021, over 25% of job openings were filled by existing employees who were seeking career development opportunities.
Employee Engagement
We believe engaging our employees, from their first day and throughout their career, is key to fostering new ideas and driving commitment and productivity. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, company forums and summits, annual engagement surveys, and pulse surveys.
We are also committed to fostering employee volunteerism to reach our 2025 global responsibility goal of driving employee volunteer levels above national standards. Employees are encouraged and empowered to support organizations and causes that are important to them including through, among other things, our matching gift program, volunteer-time-off policy, and our annual company-wide service event, Day for Doing Good. In order to make progress on this goal during the COVID-19 pandemic, we transitioned volunteer programs to virtual formats to continue to support our non-profit partners while safeguarding health and safety.
The success of our employee engagement efforts is demonstrated by our employee retention rate of 92.2% in 2021, as well as the fact that nearly 90% of our employees who responded to our annual engagement survey said Regeneron is a great place to work, of which we are especially proud since over 30% of our current workforce was onboarded during the COVID-19 pandemic. Additionally, for the seventh consecutive year, we were recognized on the Fortune "100 Best Companies to Work For" list in 2021. We have also placed in the top five for the past 11 years in Science magazine’s annual "Top Employers Survey" of the global biotechnology and pharmaceutical industry.
Compensation and Benefits
We are committed to rewarding and supporting our employees in order to continue to attract and retain top talent. We believe this commitment supports our core strategy of creating and advancing a high-quality product pipeline and delivering medicines to people in need. Employee engagement, commitment, and achievements are key drivers of pipeline success and therefore our long-term performance. The primary underpinning of our pay philosophy is to award equity-based pay to all eligible employees to ensure that when we deliver for patients and for shareholders, everyone shares in the upside growth. Our practice, therefore, has been to award initial equity grants to all new hires, in addition to our comprehensive annual equity program. Total employee compensation packages (which varies by country and region) include market-competitive pay (with the opportunity to receive above-market rewards), broad-based grants of equity-based awards, comprehensive healthcare benefits, and retirement savings options and matching contributions. We annually review our workforce demographic and pay equity data to track our performance and inform new initiatives.
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
•We face risks related to the development, manufacturing, and commercialization of REGEN-COV and "next generation" monoclonal antibodies targeting SARS-CoV-2.
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
•Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales.
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
•We face risks related to the personal data we collect, process, and share.
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
In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. It has since spread around the world and caused a global pandemic. This pandemic has adversely affected or has the potential to adversely affect, among other things, the economic and financial markets and labor resources of the countries in which we operate; our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, and business partners and customers; and the demand for our marketed products.
The COVID-19 pandemic has resulted in the imposition of various restrictions and mandates around the world to reduce the spread of the disease, including governmental orders that direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, order cessation of non-essential travel, and require proof of vaccination and/or negative COVID-19 test results. The COVID-19 pandemic has continued to ebb and flow, with different jurisdictions having higher levels of infections than others and new variants of the SARS-CoV-2 virus (such as the Omicron variant) emerging and spreading more easily and quickly than other variants. As the pandemic continues to rapidly evolve, its ultimate impact is highly uncertain and subject to change and we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. These effects could have a material impact on our operations.
By way of example, continuation or re-imposition of various government-imposed or private-sector measures relating to the COVID-19 pandemic (including those we previously implemented, such as work-from-home policies for some employees) may further negatively impact productivity, disrupt our business, and delay our clinical programs and development timelines beyond the delays we have already experienced and disclosed. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. We and our employees may also be subject to government vaccine mandates, such as President Biden's recent Executive Order entitled "Executive Order on Ensuring Adequate COVID Safety Protocols for Federal Contractors" applicable to certain federal contractors. While enforcement of this mandate is currently enjoined and a similar mandate was recently struck down by the United States Supreme Court, if this mandate or any similar mandate becomes applicable to us, it may have a negative impact on our ability to retain employees or hire new employees and could adversely impact our business. In addition, our sales and marketing efforts were previously negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our marketed products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients' ability or willingness to start or continue treatment with our marketed products. Any of the foregoing factors may result in lower net product sales of our marketed products. For example, net product sales of EYLEA in the United States decreased for the three months ended June 30, 2020, compared to the same period in 2019, due in part to the impact of the COVID-19 pandemic. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of our net product sales. Demand for some or all of our marketed products may be further reduced if shelter-in-place, social distancing, or similar orders remain in effect or are re-implemented and, as a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.
Various government-imposed or private-sector measures relating to the COVID-19 pandemic (or the perception that such restrictions or limitations on the conduct of business operations could occur) previously impacted, and may impact in the future, personnel at our research and manufacturing facilities, our suppliers, and other third parties on which we rely, as well as the availability or cost of materials produced by or purchased from such parties, resulting in supply chain strains or disruptions that may become material. While some materials and services may be obtained from more than one supplier or provider, port closures and other restrictions, whether resulting from the COVID-19 pandemic or otherwise (including any government restrictions or limitations, such as those that may be imposed under the Defense Production Act), could materially disrupt our supply chain or limit our ability to obtain sufficient materials or services (including fill/finish services) required for the development and manufacturing of our products and product candidates as well as our research efforts. If microbial, viral (including COVID-19), or other contaminations are discovered in our products, product candidates, the materials used for their production, or in our facilities, or in the facilities of our collaborators, third-party contract manufacturers, or other providers or suppliers, the affected facilities may need to be closed or may otherwise be affected for an extended period of time, or the contamination may result in other delays or disruptions in our direct or indirect supply chain.
In addition, infections, hospitalizations, and deaths related to COVID-19 previously disrupted and may in the future disrupt the United States' healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay, FDA review and potential approval of our product candidates and new indications for our marketed products. In addition, some of our clinical trials were previously and may in the future be affected by the COVID-19 pandemic. This impact could result in further delays in site initiation and patient enrollment due to prioritization of hospital resources toward the COVID-19 pandemic, patients' inability to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, and restrictions on trial initiations imposed by hospitals and other trial sites as a result of the COVID-19 pandemic. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, was previously and may in the future be delayed or disrupted. We continue to evaluate the adverse impact of the COVID-19 pandemic on an individual trial basis. Any such disruptions may further negatively impact the progress of our clinical trials, including the readouts of trial results, the timing of regulatory review, and any anticipated program milestones.
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
We face risks related to the development, manufacturing, and commercialization of REGEN-COV and "next generation" monoclonal antibodies targeting SARS-CoV-2.
In response to the COVID-19 pandemic, we developed REGEN-COV (known as Ronapreve in other countries outside the United States), a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus. REGEN-COV received an EUA from the FDA in November 2020 for the treatment of mild to moderate COVID-19 in certain patients. However, based on laboratory data that showed markedly decreased binding to the Omicron spike protein, REGEN-COV is highly unlikely to be active against the Omicron variant. In January 2022, the FDA revised the EUA to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as Omicron that is not susceptible to the treatment. With this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions, since Omicron is currently the dominant variant across the United States.
In light of these developments, we cannot predict whether (if at all) or to what extent REGEN-COV may be reauthorized for use by the FDA in any such jurisdictions in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Similar limitations on the use of REGEN-COV may also be imposed by foreign regulatory authorities in jurisdictions where REGEN-COV is currently authorized for use. It is also possible that the FDA and certain other regulatory authorities may not grant REGEN-COV full marketing approval for the treatment or prevention of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. Further, besides currently available therapeutic and prevention options for COVID-19, additional products for treatment or prevention of COVID-19 that are more efficacious, more easily administered, more cost-effective, or otherwise superior may be successfully developed; and utilization of REGEN-COV previously was, and any future utilization may be, adversely impacted by other factors, such as the rollout of vaccines providing acquired immunity against COVID-19, other products for treatment or prevention of COVID-19, or the distribution model for REGEN-COV. Any of these factors may further negatively impact any potential future uptake or commercialization of REGEN-COV, and such impact may be material. The intense public interest, including speculation by the media, in the development and commercialization of monoclonal antibodies and other products for treatment or prevention of COVID-19 has caused or contributed to significant volatility in our stock price, which may continue as data and other information from any studies evaluating REGEN-COV (whether conducted by us or others), our "next generation" monoclonal antibodies targeting SARS-CoV-2 discussed below, and third-party product candidates for the treatment or prevention of COVID-19 as well as any other regulatory actions become public. We are also subject to similar risks in connection with the development and potential commercialization of any such "next generation" monoclonal antibodies.
In addition to our REGEN-COV program, we are progressing "next generation" monoclonal antibodies targeting SARS-CoV-2 that are active against Omicron, Delta, and other variants of concern. Although, pending regulatory discussions, new therapeutic candidates could enter clinical development in the coming months, there can be no assurance of the timing of commencement or completion of any such future studies or favorable results from any of them.
We also face risks related to our significant investment in the development, supply, allocation, distribution, pricing, and commercialization of REGEN-COV and our "next generation" monoclonal antibodies (together with REGEN-COV referred to below as "our COVID-19 monoclonal antibodies"). Given the severity and urgency of the COVID-19 pandemic, we have committed and expect to continue to commit significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of our COVID-19 monoclonal antibodies, which involves a complex manufacturing process that is both resource- and time-sensitive. We expect our investment in the development and manufacture of our COVID-19 monoclonal antibodies to continue through 2022 and potentially beyond, although the magnitude of our investment will be subject to clinical data results, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes. If we are unable to obtain a new EUA for any of our "next generation" monoclonal antibodies, or obtain regulatory approvals for any of the foregoing, or if we make a strategic decision to discontinue development of our COVID-19 monoclonal antibodies or are otherwise not successful in their commercialization, we may be unable to recoup our significant expenses incurred to date and/or in the future related to the development and production of our COVID-19 monoclonal antibodies. While we previously recognized significant revenues in connection with sales of REGEN-COV, the degree to which future sales of our COVID-19 monoclonal antibodies will continue to impact our results of operations is highly uncertain.
In addition, our internal and contracted manufacturing capacity may not be sufficient to cover any potential future demand for our COVID-19 monoclonal antibodies. While we have entered into a collaboration agreement with Roche to develop, manufacture, and distribute outside the United States REGEN-COV, we cannot be certain that our current manufacturing and distribution capacity for REGEN-COV and the increased manufacturing and distribution capacity through our collaboration with Roche will be sufficient if there is significant future demand for REGEN-COV. In addition, we rely entirely on third parties for filling and finishing services for REGEN-COV and, in the future, may rely entirely on such providers for filling and finishing services for our other COVID-19 monoclonal antibodies. Our third-party fill/finish providers may not have sufficient capacity or may otherwise not be able to provide such services on a timely basis in the quantities requested (such as because they devote their capacity to other drugs or vaccines against COVID-19), which we previously experienced. The ability of our third-party providers to deliver such services to us may further be adversely impacted by the imposition of government restrictions or limitations (including those that may be imposed under the Defense Production Act). If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms or at all, we may experience delays in the development, manufacturing, and distribution of our COVID-19 monoclonal antibodies.
We and Roche have faced and may in the future face additional challenges related to the allocation of supply of REGEN-COV and other COVID-19 monoclonal antibodies (as applicable), particularly with respect to geographic distribution. For example, if supplies of REGEN-COV are constrained in response to future demand, it is possible that the U.S. government may limit or restrict our and/or Roche's ability to distribute and commercialize REGEN-COV outside the United States. In addition, as a result of the emergency situations in many countries, there is a heightened risk that products for treatment or prevention of COVID-19 may be subject to adverse governmental actions in certain countries. The U.S. government may exercise or assert certain rights with respect to our inventions, products, or product candidates. For example, under the Defense Production Act, the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients, which could require us to allocate manufacturing capacity in a way that impacts our regular operations. In addition, our agreements with the U.S. government contain provisions granting the U.S. government certain rights relating to products, product candidates, and related inventions (as applicable) covered by those agreements. For example, our July 2020 agreement with the U.S. government to manufacture and deliver REGEN-COV to the U.S. government gives the U.S. government, among other rights, the right to require us to grant a non-exclusive license to applicable inventions to a third party if such action is deemed necessary to alleviate certain health or safety needs. This right may be triggered if we, for example, do not manufacture or supply sufficient product to address such needs. If the U.S. government exercises or asserts any such rights or imposes these or similar measures with respect to our products, product candidates, or related inventions (including our COVID-19 monoclonal antibodies), it may adversely impact our business and results of operations. Foreign governments (including the government of Ireland, where we have manufacturing facilities) may have similar rights or attempt to assert any such rights. Further, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions made regarding the development program for our COVID-19 monoclonal antibodies, including any allocation, distribution, or pricing decisions. If we are unable to successfully manage these risks, we could face significant reputational harm, which could, among other adverse consequences, negatively affect our stock price.
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA and Dupixent.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the years ended December 31, 2021 and 2020, EYLEA net sales in the United States represented 36% and 58% of our total revenues, respectively, with EYLEA net sales as a percentage of our total revenues for the year ended December 31, 2021 being significantly lower due to the net product sales of REGEN-COV we recorded in that period in connection with deliveries of drug product under our agreements with the U.S. government. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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
•our ability and our collaborators' ability to maintain sales of our marketed products in the face of competitive products and to differentiate our marketed products from competitive products, including as applicable product candidates currently in clinical development; and, in the case of EYLEA, the existing and potential new branded and biosimilar competition for EYLEA (discussed further under "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" below) and the willingness of retinal specialists and patients to start or continue treatment with EYLEA or to switch from another product to EYLEA;
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
•the outcome of the pending proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV (described further in Note 15 to our Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies (in addition to those already in effect) designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. President Biden and various members of his administration and the current U.S. Congress have indicated that lowering drug prices continues to be a legislative and political priority, as evidenced, for example, by the "Executive Order on Promoting Competition in the American Economy" issued by President Biden in July 2021. The main proposal aimed at drug pricing introduced at the federal level as part of the "Build Back Better Act" includes measures that would allow the government to negotiate prices of certain prescription drugs under Medicare (including those covered under Medicare Part B, such as EYLEA) and would redesign the Medicare Part D benefit to limit patient out-of-pocket drug costs and shift liabilities among stakeholders, including manufacturers. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
Marketed Products
There is substantial competition in the biotechnology and pharmaceutical industries from biotechnology, pharmaceutical, and chemical companies. Many of our competitors have substantially greater research, preclinical and clinical product development and manufacturing capabilities, as well as financial, marketing, and human resources, than we do. Our competitors, regardless of their size, may also enhance their competitive position if they acquire or discover patentable inventions, form collaborative arrangements, or merge with other pharmaceutical or biotechnology companies. There is significant actual and potential future competition for each of our marketed products.
EYLEA faces significant competition in the marketplace. For example, EYLEA competes in one or more of its approved indications with other VEGF inhibitors, including Novartis and Genentech/Roche's Lucentis, Novartis' Beovu, and Genentech/Roche's Susvimo, as well as Samsung Bioepis and Biogen's biosimilar referencing Lucentis. In addition, Genentech/Roche recently announced the approval of Vabysmo™ (faricimab-svoa), a bispecific antibody targeting both VEGF and Ang2, for the treatment of wet AMD and DME in the United States. Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME and RVO, EYLEA also competes with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
The market for Dupixent's current and potential future indications is also increasingly competitive. In atopic dermatitis, there are several topical ointments or agents either approved or in development. There are also topical and systemic JAK inhibitors and an antibody against IL-13 approved for atopic dermatitis and others are in development. In addition, a number of companies are developing antibodies against IL-13Ra1, OX40, IL-31R, and/or IL-1alpha. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or thymic stromal lymphopoietin ("TSLP"); and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP. There are several other potentially competitive products in development that may compete with Dupixent in asthma, as well as potential future indications, including antibodies against the IL-33 ligand or receptor. Dupixent also faces competition from inhaled products in asthma and potential future indications.
Libtayo also faces significant competition. There are several competitors that are marketing and/or developing antibodies against PD-1 and/or PDL-1 (some of which were approved in the relevant indications and commercialized before Libtayo), including Merck's Keytruda, Bristol-Myers Squibb's Opdivo, Roche's Tecentriq, and AstraZeneca's Imfinzi.
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
Product Candidates
Our VelocImmune technology, other antibody generation technologies, and late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies, including antibody generation technologies and other approaches such as RNAi, chimeric antigen receptor T cell (CAR-T cell), and gene therapy technologies. For example, we are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. We are also aware of other companies developing or marketing small molecules or other treatments that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects. In addition, the first product to reach the market in a therapeutic area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our collaborators, can develop our product candidates, complete the clinical trials and approval processes, and, if such product candidates are approved for marketing and sale, supply commercial quantities to the market is expected to continue to be an important competitive factor. Due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for a product against any particular target, which may have a material adverse effect on our business or future prospects.
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
In addition, under the terms of our Antibody Collaboration and our IO Collaboration, we and Sanofi co-commercialize Dupixent and Libtayo in the United States. As a result, we rely in part on Sanofi's sales and marketing organization in the United States for these products. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of any of such products may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent in the United States. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent and Libtayo in countries outside the United States. While we exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States and have commenced this co-commercialization, we will continue to rely in part on Sanofi's sales and marketing organization in such jurisdictions and there can be no assurance that we will be able to successfully conduct such co-commercialization in the expected time frame or at all.
If we and our collaborators are unsuccessful in continuing to commercialize the marketed products subject to such collaborations, or if Bayer or Sanofi terminate their respective collaborations with us, our business, prospects, operating results, and financial condition would be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Therefore, termination of the Bayer collaboration agreement, our Antibody Collaboration, or our IO Collaboration would create substantial new and additional risks to the successful commercialization of the applicable products, particularly outside the United States. For additional information regarding our collaborations with Bayer and Sanofi, see "Risks Related to Our Reliance on Third Parties - If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed" below and "Risks Related to Our Reliance on Third Parties - If our Antibody Collaboration or our IO Collaboration with Sanofi is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, would be materially harmed" below.
Sales of our marketed products recorded by us and our collaborators could be reduced by imports from countries where such products may be available at lower prices.
Our sales of products we commercialize in the United States and our collaborators' sales of products they commercialize or co-commercialize with us under our collaboration agreements with them in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under the relevant collaboration agreements and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA outside the United States is the responsibility of Bayer. Similarly, under our Antibody Collaboration and IO Collaboration with Sanofi, pricing and reimbursement for the products commercialized or co-commercialized thereunder outside the United States are the responsibility of Sanofi. Prices for our marketed products in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of our marketed products in the United States may be reduced if the applicable product marketed in those bordering nations is imported into the United States. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from sales of our marketed products could be reduced. Parallel-

trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of our marketed products in a particular market or reduce sales recorded by us or our collaborators, thereby adversely affecting our results of operations.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable, which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the years ended December 31, 2021 and 2020, our gross product sales of such products to two customers accounted on a combined basis for 48% and 83% of our total gross product revenue, respectively, and gross product sales of REGEN-COV to the U.S. government accounted for an additional 43% of our gross product revenue for the year ended December 31, 2021. We expect significant customer concentration to continue for the foreseeable future, although the degree to which future sales of REGEN-COV will continue to impact our results of operations is highly uncertain. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
In order to commercialize or co-commercialize any products outside the United States, we must build our sales, marketing, distribution, managerial, and other non-technical capabilities in the relevant markets or make arrangements with third parties to perform these services, any of which will likely be expensive and time consuming and could delay product launch or the co-

commercialization of a product in one or more markets outside the United States. We cannot be certain that we will be able to successfully develop commercial capabilities outside the United States (including as it relates to Dupixent) within an acceptable time frame, without incurring substantial expenses, or at all. These and other difficulties relating to commercializing our products outside the United States may severely harm our business, prospects, operating results, and financial condition.
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
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. Additionally, the FDA may determine that a REMS is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval.
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
In addition to the standard drug approval process, the Secretary of HHS may authorize the issuance of, and the FDA Commissioner may issue, an EUA to allow an unapproved medical product to be used in an emergency based on criteria established by the Food, Drug, and Cosmetic Act, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. For example, REGEN-COV has been authorized for use in certain individuals in the United States based on an EUA from the FDA. An EUA terminates when the emergency determination underlying the EUA terminates. The FDA may also revoke, revise, or restrict an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization or the medical product is no longer effective in diagnosing, treating, or preventing the underlying health emergency. For example, in January 2022, the FDA revised the EUA for REGEN-COV to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as Omicron that is not susceptible to the treatment. With this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions, since Omicron is currently the dominant variant across the United States. Any such termination, revocation, or revision of an EUA could adversely impact our business in a variety of ways, including by having to absorb related manufacturing and overhead costs as well as potential inventory write-offs if regulatory approval is not obtained timely or at all. For example, during the fourth quarter of 2021, we recorded a charge of $231.7 million to write down REGEN-COV inventory, as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in foreign jurisdictions. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities may ask for additional data in order to begin a clinical study, including phase 3 clinical trials required to submit a MAA in the EU. In addition such authorities often have the authority to require post-approval studies, such as a PASS and/or PAES, which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in foreign countries before we can market that product or any other product in those countries.
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

Certain of our research and development activities are conducted at our existing facilities primarily located in Tarrytown, New York. As we continue to expand, we may lease, operate, purchase, or construct additional facilities to expand our research and development capabilities in the future. Expanding our research and laboratory facilities may require significant time and resources. Further, we may be unable to pursue our research and development efforts if the relevant facility were to cease operations due to fire, climate change, natural disasters, acts of war or terrorism, or other disruptions. Any related delays may interfere with our research and development efforts and our business may be adversely impacted.
Successful development of our current and future product candidates is uncertain.
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our Company, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness, and clinical trials evaluating our product candidates failed to meet the relevant endpoints. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and analogous foreign regulatory authorities may deem the results insufficient for an approval.
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
With respect to EYLEA and aflibercept 8 mg, there are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to further successfully commercialize EYLEA and to obtain regulatory approval for aflibercept 8 mg. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like aflibercept (such as intraocular inflammation ("IOI"), sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, and retinal tear), which can cause injury to the eye and other complications. The side effects previously reported for aflibercept include conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. There is no guarantee that we will be able to successfully obtain regulatory approval for aflibercept 8 mg. In addition, commercialization of EYLEA or our other products and potential future commercialization of aflibercept 8 mg or our other product candidates may be impacted by actions of third parties on which we rely, such as manufacturers of syringes or other devices used in the administration of our products. These and other complications or issues or side effects could harm further development and/or commercialization of EYLEA as well as further development and potential future commercialization of aflibercept 8 mg.
Dupixent and Libtayo are being studied in additional indications, as shown in the table under Part I, Item 1. "Business - Programs in Clinical Development." There is no guarantee that regulatory approval of Dupixent or Libtayo (as applicable) in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include hypersensitivity reactions, conjunctivitis and keratitis, injection-site reactions, eye and eyelid inflammation, cold sores, oropharyngeal pain, eosinophilia, insomnia, toothache, gastritis, joint pain (arthralgia), and facial rash or redness; and the side effects previously reported for Libtayo include certain immune-mediated adverse reactions, such as pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions, as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea. These and other complications or side effects could harm further development and/or commercialization of Dupixent and Libtayo (as applicable).
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
Risks Related to Intellectual Property and Market Exclusivity
For purposes of this subsection, references to our intellectual property (including patents, trademarks, copyrights, and trade secrets) include that of our collaborators and licensees, unless otherwise stated or required by the context.
If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed.
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. For example, certain of our U.S. patents (including those pertaining to our key products, such as EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination, as described in Note 15 to our Consolidated Financial Statements included in this report. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 (which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse) is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal). In addition, on October 26 and October 27, 2021, anonymous parties initiated opposition proceedings in the EPO against our European Patent No. 2,944,306 (which concerns pre-filled syringes comprising ophthalmic formulations containing VEGF antagonists such as aflibercept for intravitreal administration), as described in Note 15 to our Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions or our ability to obtain, maintain, and enforce our intellectual property rights. Any such changes could also affect the value of our intellectual property or narrow the scope of our patents. For example, the World Trade Organization ("WTO") is currently considering a proposal formulated in connection with the COVID-19 pandemic for a waiver of certain intellectual property rights under the WTO Agreement on Trade-Related Aspects of Intellectual Property Rights; the ultimate timing and scope of this waiver is unknown and we cannot be certain that our intellectual property rights related to REGEN-COV or any other current or future product or product candidate or technology would not be eliminated, narrowed, or weakened by any such waiver.

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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent and other intellectual property proceedings relating to Dupixent, as described in Note 15 to our Consolidated Financial Statements. In addition, we are currently party to patent infringement and other proceedings relating to EYLEA and REGEN-COV, as described in Note 15 to our Consolidated Financial Statements.
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
In addition, other parties may have regulatory exclusivity in the United States or foreign jurisdictions for products relating to targets or conditions we are also pursuing, which could prevent or delay our ability to apply for or obtain regulatory approval for our product candidates in such jurisdictions. For example, in the EU, a designated orphan drug is provided up to 10 years of market exclusivity in the orphan indication, during which time the EMA is generally precluded from accepting a MAA for a similar medicinal product unless it can be demonstrated that it is safer, more effective, or otherwise clinically superior to the original orphan medicinal product.

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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. For example, our internal and contracted manufacturing capacity may not be sufficient to cover the demand for REGEN-COV and our other COVID-19 monoclonal antibodies (if successfully developed and authorized for use). In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. For example, as described in Part I, Item 1. "Business," in August 2020, we announced a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV (known as Ronapreve in other countries outside the United States). We cannot be certain that our current manufacturing and distribution capacity for REGEN-COV or the increased manufacturing and distribution capacity through our collaboration with Roche will be sufficient if there is significant future demand for REGEN-COV. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We also rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we are in the process of constructing fill/finish facilities (refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for information about expected capital expenditures relating to this and other projects). Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
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
We use our manufacturing facilities primarily to produce bulk product for commercial supply of our marketed products and clinical and preclinical candidates for ourselves and our collaborations. We also plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products and new product candidates if they are approved for marketing or otherwise authorized for use. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us. In addition, if we or our collaborators experience excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during the fourth quarter of 2021, we recorded a charge of $231.7 million to write down REGEN-COV inventory, as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."
Third-party service or supply failures, or other failures, business interruptions, or other disasters affecting our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, the manufacturing facilities of our collaborators, or the facilities of any other party participating in the supply chain, would adversely affect our ability to supply our products.
Bulk drug materials are currently manufactured at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, as well as at our collaborators' facilities. We and our collaborators would be unable to manufacture these materials if the relevant facility were to cease production due to regulatory requirements or actions, business interruptions, labor shortages or disputes, contaminations, fire, climate change, natural disasters, acts of war or terrorism, or other problems.
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
Also, certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of the COVID-19 pandemic, which has exacerbated many of these issues). In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates, which could materially and adversely affect our business and future prospects.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment for individuals and the curtailment or restructuring of operations. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 15 to our Consolidated Financial Statements included in this report, we are party to a civil complaint filed in June 2020 by the U.S. Attorney's Office for the District of Massachusetts concerning our support of a 501(c)(3) organization that provides financial assistance to patients; and we are cooperating with pending government investigations concerning certain other business activities. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion in any such proceedings or investigations could harm our business, prospects, operating results, and financial condition.
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
We continue to dedicate significant resources to comply with these requirements and need to be prepared to comply with additional reporting obligations outside the United States that may apply in the future. In addition, several states have legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities; restrict when pharmaceutical companies may provide meals or gifts to prescribers or engage in other marketing-related activities; require identification or licensing of sales representatives; and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition. Additionally, access to such data by fraud-and-abuse investigators and industry critics may draw scrutiny to our collaborations with reported entities.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B drug pricing program (the "340B program"), the U.S. Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program, and the Tricare Retail Pharmacy Program. See Part I, Item 1, "Business - Government Regulation - Pricing and Reimbursement" for a description of these programs.
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
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also decide to terminate our Medicaid drug rebate agreement, or HRSA could decide to terminate our 340B program participation agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
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
We have obligations to report the average sales price for certain of our drugs to the Medicare program as a part of our agreement to participate in the Medicaid Drug Rebate program. For calendar quarters beginning January 1, 2022, we will need to report the average sales price for certain drugs under the Medicare program regardless of whether we participate in the Medicaid Drug Rebate program. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.
Starting in 2023, manufacturers must pay refunds to Medicare for single-source drugs or biological products, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.
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
In particular, our business activities outside the United States are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to expand internationally, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
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
Risks associated with our operations outside the United States could adversely affect our business.
We have operations and conduct business outside the United States and we plan to expand these activities. For example, we recently commenced co-commercialization activities under the Antibody Collaboration related to Dupixent in certain jurisdictions outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, which include:
•unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements, including those with which we and/or our collaborators must comply in order to maintain our marketing authorizations outside the United States;
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
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. The Internal Revenue Service or other domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns (see also Note 14 to our Consolidated Financial Statements included in this report). Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). Changes to U.S. tax laws and/or recommendations from the Organization for Economic Co-operation and Development (the "OECD") regarding a global minimum tax and other changes being considered and/or implemented in countries where we operate could materially impact our tax provision, cash tax liability, and effective tax rate. In addition, recommendations by the OECD and the EU could require companies to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny. Even though we regularly assess the information provided to tax authorities in determining the appropriateness of our tax reserves, such tax authorities could take a position that is contrary to our expectations, and the result could adversely affect our provision for income tax and our current rate.
We face risks related to the personal data we collect, process, and share.
Our ability to conduct our business is significantly dependent on the data that we collect, process, and share in discovering and developing drug products. These data are often considered personal data and are therefore regulated by data privacy laws in applicable jurisdictions.
Our clinical trial programs and research collaborations outside the U.S. (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource) implicate non-U.S. data protection laws, including the GDPR. The GDPR has a range of compliance obligations, including increased transparency requirements and data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher)). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. In June 2021, the European Commission introduced new standard contractual clauses required to be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside the EU. Compliance with these requirements has been and is expected to continue to be costly and time consuming.
We conduct clinical trials in many countries around the world, which have new or evolving data privacy laws that have resulted in increased liability in the management of clinical trial data, and additional contractual and due-diligence obligations that could lead to a delay in clinical trial site start-up. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the risk of substantial financial penalties for insufficient notice and consent, failure to respond to data subject rights requests, lack of a legal basis for the transfer of personal information out of the EU, or improper processing of personal data under the GDPR. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators or impact the flow of personal data outside the EU, which could adversely affect our business and could create liability for us.
Most U.S. health care providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to privacy and security regulations promulgated under HIPAA. For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with research institutions, including the Geisinger Health System, which are subject to HIPAA. Regeneron is not a covered entity or business associate under HIPAA and thus is not subject to its requirements. However, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly receive, use, or disclose PHI in a manner that is not permitted under HIPAA. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive PHI from a health care provider or research institution that has not satisfied HIPAA's requirements for its disclosure. There are instances where we collect and maintain personal data, which may include health information that is outside the scope of HIPAA but within the scope of state health privacy laws or similar state level privacy legislation. This information may be received throughout the clinical trial process, in the course of our research collaborations, directly from individuals who enroll in our patient assistance programs, and from our own employees in a pandemic response process (such as in connection with the COVID-19 pandemic).
Consumer protection laws impact the manner in which we develop and maintain processes to support our patient assistance programs, product marketing activities, and the sharing of employee and clinical data for internal and third-party commercial activities. Several U.S. states have proposed and passed consumer privacy laws, which were modeled after the comprehensive consumer privacy law in California, the CCPA. The CCPA, which became effective on January 1, 2020, is a consumer protection law that establishes requirements for data use and sharing transparency and provides California residents with personal data privacy rights regarding the use, disclosure, and retention of their personal data. Amendments to the CCPA have, among other things, imposed new obligations to provide notice where personal data will be de-identified. These laws and regulations are constantly evolving and may impose limitations on our business activities. Several other U.S. states have introduced similar consumer protection laws that may go into effect in the near future. At the federal level, Section 5 of the Federal Trade Commission Act is a consumer protection law that bars unfair and deceptive acts and practices and requires, among other things, companies to notify individuals that they will safeguard their personal data and that they will fulfil the commitments made in their privacy notices. The Federal Trade Commission has brought legal actions against organizations that have violated consumers' privacy rights or have misled them by failing to maintain appropriate security.
Furthermore, health privacy laws, data breach notification laws, consumer protection laws, data localization laws, and genetic privacy laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals' health and other personal data. New state level genetic privacy and consumer protection laws in the United States may require additional transparency and permissions in our informed consent forms. Moreover, individuals about whom we or our collaborators obtain health or other personal data, as well as the providers and third parties who share this information with us, may have statutory or contractual limits that impact our ability to use and disclose the information. We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws both inside and outside the United States. Many of these laws differ from each other in significant ways and have different effects. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. Compliance with these laws requires a flexible privacy framework as they are constantly evolving. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation, and/or adverse publicity. Federal regulators, state attorneys general, and plaintiffs' attorneys have been active in this space. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal data of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our Common Stock.

Risks Related to Our Reliance on Third Parties
If our Antibody Collaboration or our IO Collaboration with Sanofi is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, would be materially harmed.
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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and the Chair of our board of directors. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chair of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; and George D. Yancopoulos, M.D., Ph.D., our President and Chief Scientific Officer. We are also highly dependent on the expertise and services of other senior management members leading our research, development, manufacturing, and commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the research, development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.
Information Technology Risks
Significant disruptions of information technology systems or breaches of data security could adversely affect our business.
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. These systems are also critical to enable remote working arrangements, which have been growing in importance due in part to the COVID-19 pandemic and related developments. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, internal and external malicious intrusion, and computer viruses and ransomware, which may impact product production and key business processes. We also have outsourced significant elements of our information technology infrastructure and operations to third parties, which may allow them to access our confidential information and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.
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
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, there is no guarantee that we will have the ability to pay the principal amount due on our senior unsecured notes at maturity or redeem, repurchase, or refinance the notes prior to maturity on acceptable terms or at all. In addition, in March 2017, we completed a $720.0 million lease financing for our existing corporate headquarters and other rentable area consisting of approximately 150 acres of predominately office buildings and laboratory space located in Tarrytown, New York. In September 2021, we delivered a request to the lease financing participants to potentially exercise the option for a five-year extension of the term of the lease and the maturity date under the related participation agreement; and in November 2021, the lease financing participants consented to such extension, subject to the satisfaction of certain conditions prior to the expiration of the existing term in March 2022. There can be no assurance that such extension will become effective on favorable terms or at all. If such extension does not become effective, we would be obligated to purchase the facility by the end of the existing term in March 2022 by paying a purchase price of $720.0 million, together with all accrued and unpaid interest and yield and all other outstanding amounts under the relevant documents. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases" for further details. Our ability to refinance or to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of our marketed products, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
Our indebtedness could adversely impact our business.
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of December 31, 2021, we had an aggregate of $2.700 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
Our revenue from outside the United States will increase as our products, whether marketed or otherwise commercialized by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, euro, British pound sterling, Canadian dollar, and Australian dollar. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. Therefore, significant changes in foreign exchange rates can impact our operating results and the financial condition of our Company.
Our investments are subject to risks and other external factors that may result in losses or affect the liquidity of these investments.
As of December 31, 2021, we had $2.886 billion in cash and cash equivalents and $9.647 billion in marketable securities (including $1.250 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our business, operating results, and financial condition.
We are subject to risks related to uncertainty regarding the London Interbank Offered Rate ("LIBOR"), which is in the process of being phased out. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR. The publication of U.S. dollar LIBOR for certain tenors and all non-U.S. dollar LIBOR tenors ceased after December 31, 2021 (other than certain sterling and Japanese yen settings being published on a synthetic temporary basis). Banks reporting information used to set U.S. dollar LIBOR for all other tenors are currently expected to stop doing so after June 30, 2023, although the LIBOR administrator may discontinue or modify LIBOR prior to that date. In 2021, the U.S. Federal Reserve Board and certain other regulatory bodies issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. Although regulators in various jurisdictions have been working to replace LIBOR and have encouraged the development and adoption of alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"), there continues to be uncertainty regarding the nature of potential changes to and future utilization of specific LIBOR tenors, the development and acceptance of alternative reference rates, and other reforms. We cannot predict the consequences and timing of these developments or other market or regulatory changes related to the phase-out of LIBOR. A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our outstanding variable-rate indebtedness (if any) and our variable-rate finance lease, as well as floating-rate debt securities in our investment portfolio. For example, if a published U.S. dollar LIBOR is unavailable or no longer representative, interest for borrowings (if any) with an interest rate based on LIBOR under our revolving credit facility will be determined using various alternative methods, any of which may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt prior to any LIBOR phase-out.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2021, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 38.1% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2021. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $2.845 billion remained available as of December 31, 2021). There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2021, holders of Class A Stock held 14.6% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of December 31, 2021:
•our current executive officers and directors beneficially owned 7.4% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2021, and 18.8% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2021; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 38.1% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2021. In addition, these five shareholders plus our Chief Executive Officer held approximately 45.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2021.

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
Tarrytown, New York
At our Tarrytown, New York location, we lease approximately 1,467,000 square feet of laboratory and office space, of which approximately 1,354,000 square feet is occupied by Regeneron. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases" for further details. We also own an approximate 100-acre parcel of undeveloped land adjacent to our Tarrytown, New York location, which we plan to start developing in 2022, primarily in connection with expanding our research and support facilities to accommodate our growth.

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
Limerick, Ireland
We own a facility in Limerick, Ireland totaling approximately 555,000 square feet of manufacturing, warehouse, laboratory, and office space. We are in the process of further developing this property to support our growth and expand our manufacturing capacity.
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
As of January 27, 2022, there were 166 shareholders of record of our Common Stock and 15 shareholders of record of our Class A Stock.
We have never paid cash dividends on our Common Stock or Class A Stock and do not anticipate paying any in the foreseeable future.
STOCK PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron's Common Stock with the cumulative total return of (i) the NASDAQ US Benchmark Pharmaceuticals Total Return Index ("NQ US Pharma TR Index"), and (ii) Standard & Poor's 500 Stock Index ("S&P 500") for the period from December 31, 2016 through December 31, 2021. The comparison assumes that $100 was invested on December 31, 2016 in our Common Stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Regeneron
S&P 500
NQ US Pharma TR Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Regeneron	$100.00	$102.42	$101.75	$102.29	$131.61	$172.03
S&P 500	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
NQ US Pharma TR Index	$100.00	$120.40	$128.60	$147.25	$162.74	$202.43
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended December 31, 2021. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
10/1/2021–10/31/2021	1,195,053		$560.51	1,195,053		$27.5
11/1/2021–11/30/2021	110,500		$645.90	110,500		$2,956.1	(b)
12/1/2021–12/31/2021	271,289		$643.03	176,000		$2,845.0
Total	1,576,842	(a)		1,481,553	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

(b) In November 2021, our board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of our Common Stock.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed with the SEC on February 8, 2021) for additional discussion of our financial condition and results of operations for the year ended December 31, 2019, as well as our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.
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
We currently have nine FDA-approved products that have received marketing approval and over 30 product candidates in clinical development, almost all of which were homegrown in our laboratories. In addition, REGEN-COV has not been approved by the FDA, but has been authorized under an EUA for COVID-19 (see Part I, Item 1. "Business - REGEN-COV - Emergency and Temporary Use Authorizations" for a description of recent revisions to the EUA to exclude its use in geographic regions where infection or exposure is likely due to a variant that is not susceptible to the treatment). Also refer to Part I, Item 1. "Business - Products" and "Business - Programs in Clinical Development" for additional information related to marketed products and product candidates.
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the continued success in commercializing EYLEA and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
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
Revenue Recognition - Product Revenue
We recognize revenue from product sales at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt or acceptance by our customer.

The amount of revenue we recognize from product sales may vary due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration to which we will be entitled. This estimate is based upon contracts with customers, healthcare providers, payors and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payor mix, and other relevant factors. Calculating these provisions involves estimates and judgments. We review our estimates of rebates, chargebacks, and other applicable provisions each period and record any necessary adjustments in the current period's net product sales. Refer to the "Results of Operations - Revenues - Net Product Sales" section below for further details regarding our provisions, and credits/payments, for sales-related deductions.
Collaborative Arrangements
We have entered into various collaborative arrangements to research, develop, manufacture, and commercialize products and/or product candidates.
Our collaboration agreements may require us to deliver various rights, services, and/or goods across the entire life cycle of a product or product candidate. In agreements involving multiple goods or services promised to be transferred to our collaborator, we must assess, at the inception of the contract, whether each promise represents a separate obligation (i.e., is "distinct"), or whether such promises should be combined as a single unit of account. When we have a combined unit of account which includes a license and providing research and development services to our collaborator, recognition of up-front payments and development milestones earned from our collaborator is deferred (as a liability) and recognized over the development period (i.e., over time). In arrangements where we satisfy our obligation(s) during the development phase over time, we recognize amounts initially deferred over time typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion. We review our estimates each period and make revisions to such estimates as necessary. Due to the variability in the scope of activities and length of time necessary to develop a drug product, potential delays in development programs, changes to development plans and budgets as programs progress, including if we and our collaborators decide to expand or contract our clinical plans for a drug candidate in various disease indications, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to our estimates are likely to occur periodically, potentially resulting in material changes to amounts recognized.
When we are entitled to reimbursement of all or a portion of the expenses (e.g., research and development expenses) that we incur under a collaboration, we record those reimbursable amounts in the period in which such costs are incurred.
If our collaborator performs research and development work or commercialization-related activities and share costs, we also recognize, as expense (e.g., research and development expense or selling, general and administrative expense, as applicable) in the period when our collaborator incurs such expenses, the portion of the collaborator's expenses that we are obligated to reimburse. Our collaborators provide us with estimated expenses for the most recent fiscal quarter. The estimates are revised, if necessary, in subsequent periods if actual expenses differ from those estimates.
Under certain of the Company's collaboration agreements, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. In arrangements where we:
•supply commercial product to our collaborator, we may be reimbursed for our manufacturing costs as commercial product is shipped to the collaborator; however, recognition of such cost reimbursements may be deferred until the product is sold by our collaborator to third-party customers;
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
Our collaborators provide us with estimates of product sales and our share of profits or losses, as applicable, for each quarter. The estimates are revised, if necessary, in subsequent periods if our share of actual profits or losses differ from those estimates.
Stock-based Compensation
We recognize stock-based compensation expense for equity grants under our long-term incentive plans to employees and non-employee members of our board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period.
We use the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options' expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options' expected lives. Expected lives are principally based on our historical exercise experience with previously issued employee and board of director option grants. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future.
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
Uncertain tax positions, for which management's assessment is that there is more than a 50% probability that the position will be sustained upon examination by a taxing authority based upon its technical merits, are subjected to certain recognition and measurement criteria. Significant judgment is required in making this assessment, and, therefore, we re-evaluate uncertain tax positions and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. We adjust the amount of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain positions.
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
We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write down such inventories as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to write down such inventory to its estimated realizable value.
See Note 6 to our Consolidated Financial Statements for information related to our inventory write-offs and reserves.
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

Results of Operations
Net Income

	Year Ended December 31,
(In millions, except per share data)	2021	2020	2019
Revenues	$16,071.7	$8,497.1	$6,557.6
Operating expenses	7,124.9	4,920.5	4,347.8
Income from operations	8,946.8	3,576.6	2,209.8
Other income (expense)	379.0	233.8	219.3
Income before income taxes	9,325.8	3,810.4	2,429.1
Income tax expense	1,250.5	297.2	313.3
Net income	$8,075.3	$3,513.2	$2,115.8

Net income per share - diluted	$71.97	$30.52	$18.46
Revenues

	Year Ended December 31,					$ Change
(In millions)	2021		2020		2019	2021 vs. 2020	2020 vs. 2019
Net product sales in the United States:
EYLEA	$5,792.3		$4,947.2		$4,644.2	$845.1	$303.0
Libtayo	306.3		270.7		175.7	35.6	95.0
Praluent	170.0		150.9	*	*	*	*
REGEN-COV	5,828.0		185.7		—	5,642.3	185.7
Evkeeza	18.4		—		—	18.4	—
ARCALYST	2.2	**	13.1		14.5	**	(1.4)
Collaboration revenue:
Sanofi	1,902.2		1,186.4		403.6	715.8	782.8
Bayer	1,409.3		1,186.1		1,145.6	223.2	40.5
Roche	361.8		—		—	361.8	—
Other revenue	281.2		557.0		174.0	(275.8)	383.0
Total revenues	$16,071.7		$8,497.1		$6,557.6	$7,574.6	$1,939.5

* Net product sales of Praluent in the United States were recorded by Sanofi prior to April 1, 2020.
** Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States.
Net Product Sales
Net product sales of EYLEA in the United States increased in 2021, compared to 2020, due to higher sales volume (including the adverse impact of the COVID-19 pandemic on U.S. EYLEA demand during the three months ended June 30, 2020), partly offset by an increase in sales-related deductions.
During the years ended December 31, 2021 and 2020, net product sales of REGEN-COV were recorded in connection with our agreements with the U.S. government. As of December 31, 2021, the Company had completed its final deliveries of drug product under its agreements with the U.S. government. Refer to Part I, Item 1. "Business - Agreements Related to COVID-19 - U.S. Government" for further details. The degree to which future sales of our COVID-19 monoclonal antibodies will continue is highly uncertain and will depend on, among other factors, the number of new COVID-19 cases and effectiveness of our product against variants of concern. Refer to Part I, Item 1. "Business - Products - REGEN-COV - Emergency and Temporary Use Authorizations" for additional information.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts; distribution-related fees; and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2018	$41.1	$42.0	$8.3	$91.4
Provisions	423.2	242.9	61.8	727.9
Credits/payments	(384.0)	(238.5)	(40.7)	(663.2)
Balance as of December 31, 2019	80.3	46.4	29.4	156.1
Provisions	762.9	279.9	94.1	1,136.9
Credits/payments	(641.0)	(249.1)	(78.7)	(968.8)
Balance as of December 31, 2020	202.2	77.2	44.8	324.2
Provisions	1,047.1	363.6	150.4	1,561.1
Credits/payments	(1,034.7)	(360.8)	(127.6)	(1,523.1)
Balance as of December 31, 2021	$214.6	$80.0	$67.6	$362.2
Sanofi Collaboration Revenue

	Year Ended December 31,
(In millions)	2021	2020	2019
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$1,363.0	$785.2	$209.3
Sales-based milestones earned	50.0	50.0	—
Reimbursement for manufacturing of commercial supplies(1)	488.8	368.0	216.0
Total Antibody	1,901.8	1,203.2	425.3
Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	(13.6)	(25.7)	(21.7)
Reimbursement for manufacturing of commercial supplies(1)	14.0	8.9	—
Total Immuno-oncology	0.4	(16.8)	(21.7)
Total Sanofi collaboration revenue	$1,902.2	$1,186.4	$403.6

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Antibody
The increase in our share of profits in connection with commercialization of antibodies in 2021, compared to 2020, was driven by higher Dupixent profits.
During each of the years ended December 31, 2021 and 2020, the Company earned $50.0 million sales-based milestones from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.5 billion and $1.0 billion, respectively, on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $150.0 million in additional milestone payments from Sanofi, which includes the next sales milestone payment of $50.0 million that would be earned when such sales outside the United States exceed $2.0 billion on a rolling twelve-month basis.
The increase in reimbursements for manufacturing of commercial supplies in 2021, compared to 2020, was primarily due to higher Dupixent sales, as revenue for such cost reimbursements is recognized when the product is sold by Sanofi to third-party customers.

Regeneron's share of profits in connection with the commercialization of Dupixent, Praluent (through March 31, 2020), and Kevzara is summarized below:

	Year Ended December 31,
(In millions)	2021	2020	2019
Dupixent, Praluent, and Kevzara net product sales(1)	$6,536.3	$4,394.5	$2,811.0
Regeneron's share of collaboration profits	1,511.5	871.5	233.0
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(148.5)	(86.3)	(23.7)
Regeneron's share of profits in connection with commercialization of antibodies	$1,363.0	$785.2	$209.3

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales	21%	18%	7%

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

As described in Part I, Item 1. "Business - Collaboration, License, and Other Agreements - Sanofi - Antibody", effective April 1, 2020, the Company became solely responsible for the development and commercialization of Praluent in the United States. Under the new agreement, Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States, and pays the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States.
Bayer Collaboration Revenue

	Year Ended December 31,
(In millions)	2021	2020	2019
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$1,349.2	$1,107.9	$1,091.4
Reimbursement for manufacturing of commercial supplies(1)	60.1	78.2	54.2
Total Bayer collaboration revenue	$1,409.3	$1,186.1	$1,145.6

(1) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Bayer records net product sales of EYLEA outside the United States. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below:

	Year Ended December 31,
(In millions)	2021	2020	2019
EYLEA net product sales outside the United States	$3,592.4	$2,961.5	$2,897.4
Regeneron's share of collaboration profit from sales outside the United States	$1,408.3	$1,165.8	$1,148.0
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(59.1)	(57.9)	(56.6)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$1,349.2	$1,107.9	$1,091.4

Regeneron's net profit as a percentage of EYLEA net product sales outside the United States	38%	37%	38%

Roche Collaboration Revenue
As described in Part I, Item 1. "Business - Agreements Related to COVID-19 - Roche", Roche distributes and records net product sales of the casirivimab and imdevimab antibody cocktail outside the United States, and the parties share gross profits from worldwide sales, depending on the amount of manufactured product supplied by each party to the market. Each quarter, a single payment is due from one party to the other to true-up the global gross profits between the parties. If Regeneron is to receive a true-up payment from Roche, such amount will be recorded to Other collaboration revenue. If Regeneron is to make a true-up payment to Roche, such amount will be recorded to Cost of goods sold.
During the year ended December 31, 2021, the Company recorded $361.8 million of true-up payments, within Other collaboration revenue, from Roche in connection with this agreement.
Other Revenue
Other revenue decreased in 2021, compared to 2020, primarily due to lower amounts recognized in connection with our agreement with BARDA related to funding of certain development activities for COVID-19 antibodies, and, to a lesser extent, Inmazeb.
Expenses

	Year Ended December 31,			$ Change
(In millions, except headcount data)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Research and development(1)	$2,908.1	$2,735.0	$2,450.0	$173.1	$285.0
Selling, general, and administrative(1)	1,824.9	1,346.0	1,341.9	478.9	4.1
Cost of goods sold(2)	1,773.1	491.9	362.3	1,281.2	129.6
Cost of collaboration and contract manufacturing(3)	664.4	628.0	402.8	36.4	225.2
Other operating (income) expense, net	(45.6)	(280.4)	(209.2)	234.8	(71.2)
Total operating expenses	$7,124.9	$4,920.5	$4,347.8	$2,204.4	$572.7

Average headcount	9,884	8,495	7,773	1,389	722

(1) Includes costs incurred as well as cost reimbursements from collaborators who are not deemed to be our customers
(2) Cost of goods sold primarily includes costs in connection with producing commercial supplies for products that are sold by Regeneron in the United States (i.e., for which we record net product sales), any royalties we are obligated to pay on such sales, and amounts we are obligated to pay to collaborators for their share of gross profits.

(3) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others.
Operating expenses in 2021, 2020, and 2019 included a total of $601.7 million, $432.0 million, and $464.3 million, respectively, of non-cash compensation expense related to equity awards granted under our long-term incentive plans. As of December 31, 2021, unrecognized non-cash compensation expense related to unvested stock options and unvested restricted stock (including performance-based restricted stock units) was $515.9 million and $857.1 million, respectively. We expect to recognize this non-cash compensation expense related to stock options and restricted stock over weighted-average periods of 1.8 years and 3.0 years, respectively.

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

	Year Ended December 31,			$ Change
(In millions)	2021	2020*	2019*	2021 vs. 2020	2020 vs. 2019
Direct research and development expenses:
REGEN-COV (casirivimab and imdevimab)	$309.8	$290.7	—	$19.1	$290.7
Dupixent (dupilumab)	146.4	129.7	$104.3	16.7	25.4
Libtayo (cemiplimab)	146.2	155.3	160.8	(9.1)	(5.5)
EYLEA and aflibercept 8 mg	102.2	72.2	55.4	30.0	16.8
Fasinumab	67.7	167.8	203.4	(100.1)	(35.6)
Up-front payments related to license and collaboration agreements	44.0	85.0	430.0	(41.0)	(345.0)
Other product candidates in clinical development and other research programs	427.9	494.5	355.7	(66.6)	138.8
Total direct research and development expenses	1,244.2	1,395.2	1,309.6	(151.0)	85.6

Indirect research and development expenses:
Payroll and benefits	981.4	816.6	705.8	164.8	110.8
Lab supplies and other research and development costs	142.0	138.3	119.9	3.7	18.4
Occupancy and other operating costs	414.9	335.7	304.7	79.2	31.0
Total indirect research and development expenses	1,538.3	1,290.6	1,130.4	247.7	160.2

Clinical manufacturing costs	621.7	686.1	596.6	(64.4)	89.5

Reimbursement of research and development expenses by collaborators	(496.1)	(636.9)	(586.6)	140.8	(50.3)

Total research and development expenses	$2,908.1	$2,735.0	$2,450.0	$173.1	$285.0

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Research and development expenses in 2021 included $34.0 million in aggregate up-front payments in connection with our collaboration agreement with Nykode Therapeutics, in 2020 included $85.0 million in aggregate up-front payments in connection with our collaboration agreement with Intellia, and in 2019 included a $400.0 million up-front payment to Alnylam. Research and development expenses included non-cash compensation expense of $316.6 million and $238.6 million in 2021 and 2020, respectively.
Reimbursement of research and development expenses by collaborators included reimbursements from Roche related to REGEN-COV of $128.1 million and $78.5 million for the years ended December 31, 2021 and 2020, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in 2021, compared to 2020, primarily due to an increase in commercialization-related expenses for (i) EYLEA, including direct-to-consumer advertising, (ii) REGEN-COV, including costs associated with educational campaigns related to COVID-19, and (iii) Libtayo; and higher headcount-related costs. In addition, in 2020, we recorded a reversal of accruals for litigation-related loss contingencies as a result of the October 2020 ruling by the Technical Board of Appeal of the EPO and its impact on certain patent infringement actions in Europe relating to Praluent (see Note 15 to our Consolidated Financial Statements for additional details). Selling, general, and administrative expenses also included $213.3 million and $153.0 million of non-cash compensation expense in 2021 and 2020, respectively.
Cost of Goods Sold
Cost of goods sold increased in 2021, compared to 2020, primarily due to the recognition of manufacturing costs in connection with the product sales of REGEN-COV. During 2021, the Company also recorded a $259.6 million true-up payment owed in connection with global gross profits under our Roche collaboration agreement described above. Additionally, during the fourth quarter of 2021, the Company recorded a $231.7 million charge to write down its REGEN-COV inventory as a result of data that showed REGEN-COV was highly unlikely to be active against the Omicron variant and the FDA revision of the EUA for REGEN-COV, pursuant to which REGEN-COV was no longer authorized for use in any U.S. states, territories, or jurisdictions. Refer to Part I, Item 1. "Business - Products - REGEN-COV - Emergency and Temporary Use Authorizations" for additional information.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased in 2021, compared to 2020, primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent, partly offset by lower costs in connection with manufacturing ex-U.S. commercial supplies of Praluent for Sanofi and the recognition of process validation costs during 2020 in connection with manufacturing Inmazeb under our BARDA agreement as such costs did not recur during 2021.
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
During 2021, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the Sanofi IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $66.9 million as a reduction to other operating income. During 2020, we updated our estimate of the total research and development costs expected to be incurred (which resulted in changes to the estimate of the stage of completion) in connection with the Sanofi IO, Teva, and MTPC collaboration agreements, and therefore recorded cumulative catch-up adjustments of $99.8 million, net, as an increase to other operating income.
Other Income (Expense)
Other income (expense), net, was $379.0 million in 2021, compared to $233.8 million in 2020. This change was primarily driven by an increase in unrealized gains on equity securities of $190.1 million.

Income Taxes

	Year Ended December 31,
(In millions, except effective tax rate)	2021	2020	2019
Income tax expense	$1,250.5	$297.2	$313.3
Effective tax rate	13.4%	7.8%	12.9%
Our effective tax rate for 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and stock-based compensation. Our effective tax rate for 2020 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, and, to a lesser extent, federal tax credits for research activities and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,
(In millions)	2021	2020	$ Change
Financial assets:
Cash and cash equivalents	$2,885.6	$2,193.7	$691.9
Marketable securities - current	2,809.1	1,393.3	1,415.8
Marketable securities - noncurrent	6,838.0	3,135.6	3,702.4
	$12,532.7	$6,722.6	$5,810.1

Borrowings:
Long-term debt	$1,980.0	$1,978.5	$1.5

Working capital:
Current assets	$14,014.9	$9,779.1	$4,235.8
Current liabilities	3,932.5	2,697.4	1,235.1
	$10,082.4	$7,081.7	$3,000.7
As of December 31, 2021, we also had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
Sources and Uses of Cash for the Years Ended December 31, 2021, 2020, and 2019

	As of December 31,			$ Change
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Cash flows provided by operating activities	$7,081.3	$2,618.1	$2,430.0	$4,463.2	$188.1
Cash flows used in investing activities	$(5,384.7)	$(70.6)	$(2,027.8)	$(5,314.1)	$1,957.2
Cash flows used in financing activities	$(1,005.8)	$(1,970.5)	$(252.1)	$964.7	$(1,718.4)

Cash Flows from Operating Activities
2021
As of December 31, 2021, Accounts receivable had increased by $1.927 billion, compared to December 31, 2020, primarily due to REGEN-COV sales in connection with our September 2021 agreement to supply drug product to the U.S. government. Other non-cash items, net, in 2021 included inventory write-offs and reserves totaling $457.1 million, primarily related to REGEN-COV. Accounts payable, accrued expenses, and other liabilities as of December 31, 2021 included a $259.6 million fourth quarter 2021 true-up payment owed in connection with global gross profits under our Roche collaboration agreement.
2020
As of December 31, 2020, Accounts receivable had increased by $1.356 billion, compared to December 31, 2019, partly as a result of extending payment terms to EYLEA customers due to the COVID-19 pandemic. Inventories increased as of December 31, 2020, compared to December 31, 2019, partially as a result of purchasing additional raw materials in anticipation of potential disruptions to our supply chain due to the COVID-19 pandemic.
2019
Deferred taxes as of December 31, 2019 increased by $130.6 million, compared to December 31, 2018, primarily due to the tax treatment of the up-front payment made to Alnylam and non-cash compensation expense. Accounts payable, accrued expenses, and other liabilities as of December 31, 2019 increased compared to December 31, 2018 partially due to the impact of the receipt of a $461.9 million payment from Sanofi in connection with the termination of the 2015 IO Discovery Agreement.
Cash Flows from Investing Activities
Sales of marketable securities in 2020 included proceeds in connection with funding our stock repurchase from Sanofi (as described below). In 2019, we purchased $400.0 million of Alnylam common stock in connection with entering into the collaboration agreement. Capital expenditures in 2021 included costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the ongoing construction of a fill/finish facility and related equipment) and Limerick, Ireland, as well as initial costs incurred in connection with our planned expansion of the Tarrytown, New York campus. We expect to incur capital expenditures of $650 million to $730 million in 2022 primarily in connection with the continued expansion of our manufacturing facilities (including the fill/finish facility) and the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York campus. We also expect continued significant capital expenditures over the next several years in connection with the planned expansion of our Tarrytown, New York campus.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $1.672 billion during 2021, compared to $2.575 billion during 2020 and $211.8 million during 2019. For additional information related to cash flows from financing activities, see "Share Repurchase Program", "Sanofi Funding of Certain Development Costs", "Secondary Offering and Purchase of Regeneron Common Stock Held by Sanofi", and "Issuance of Senior Notes" sections below.
Credit Facility
In December 2018, we entered into an agreement with a syndicate of lenders (the "Credit Agreement") which provides for a $750.0 million senior unsecured five-year revolving credit facility (the "Credit Facility"). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $50.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond December 2023, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of December 31, 2021.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of December 31, 2021.

Share Repurchase Programs
In November 2019, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. The share repurchase program permitted the Company to make repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. As of December 31, 2020, the Company had repurchased the entire $1.0 billion of its Common Stock that it was authorized to repurchase under the program.
In January 2021, our board of directors authorized a share repurchase program to repurchase up to $1.5 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the November 2019 share repurchase program. As of December 31, 2021, the Company had repurchased the entire $1.5 billion of its Common Stock that it was authorized to repurchase under the program.
In November 2021, our board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase programs above. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. We plan to finance the share repurchase program with available cash. As of December 31, 2021, $2.845 billion remained available for share repurchases under the November 2021 program.
The table below summarizes the shares of our Common Stock we repurchased under the programs described above and the cost of the shares received, which were recorded as Treasury Stock.

	Year Ended December 31,
(In millions)	2021	2020	2019
Number of shares repurchased	3.0	1.6	0.7
Total cost of shares received	$1,655.0	$746.0	$254.0
Sanofi Funding of Certain Development Costs
Pursuant to a 2018 agreement, we agreed to allow Sanofi to satisfy in whole or in part its funding obligations with respect to Libtayo development and/or certain activities relating to dupilumab and itepekimab incurred in periods through September 30, 2020 by selling shares of our Common Stock owned by Sanofi. During 2020, Sanofi elected to sell, and we elected to purchase, shares of our Common Stock to satisfy Sanofi's funding obligation related to such activities. Consequently, we recorded the cost of the shares received, or $135.0 million, as Treasury Stock during 2020. In addition, during 2019, Sanofi elected to sell, and we elected to purchase, shares of our Common Stock to satisfy Sanofi's funding obligation. Consequently, we recorded the cost of the shares received, or $102.7 million, as Treasury Stock during 2019.
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
Tarrytown, New York Leases
We lease laboratory and office facilities in Tarrytown, New York (the "Facility"). In 2016, we entered into a Purchase Agreement with the then lessor, pursuant to which we agreed to purchase the Facility for a purchase price of $720.0 million. In March 2017, we entered into a Participation Agreement with BA Leasing BSC, LCC, and affiliate of Banc of America Leasing & Capital, LLC ("BAL"), as lessor, and a syndicate of lenders (collectively with BAL, the "Lease Participants"), which provided for lease financing in connection with the acquisition by BAL of the Facility and our lease of the Facility from BAL. In March 2017, we assigned our right to take title to the Facility under the Purchase Agreement to BAL, and the Lease Participants advanced $720.0 million, which was used by BAL to finance the purchase price for the Facility.
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
In September 2021, we delivered a request to the Lease Participants to potentially exercise the option for a five-year extension of the term of the Lease and the maturity date under the Participation Agreement. In November 2021, the Lease Participants consented to such extension, subject to the satisfaction of certain conditions prior to the expiration of the existing term in March 2022, including the negotiation and execution of satisfactory definitive documentation setting forth the terms and conditions that would apply during such potential extended term. We are negotiating such documentation with the Lease Participants, but there can be no assurance that such extension will become effective.
The agreements governing the Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in our Credit Facility. We were in compliance with all such covenants as of December 31, 2021.
Additional Funding Requirements
The amount required to fund operations will depend on various factors, including the potential regulatory approval and commercialization of our product candidates and the timing thereof and the extent and cost of our research and development programs. We believe that our existing capital resources, borrowing availability under the Credit Facility, funds generated by anticipated product sales, and, as described above under Part I, Item 1. "Business - Collaboration, License, and Other Agreements," funding for reimbursement of research and development costs that we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future.
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical programs). The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial, including the size of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and other expenses. Under certain collaboration agreements, the amount of funding for reimbursement of research and development costs that we are entitled to receive is capped at a specified amount; therefore, we may elect to independently fund certain research and development costs in excess of such capped amounts.

We expect to continue to incur development and manufacturing costs for our COVID-19 monoclonal antibodies in 2022, though the amount of funding that will be required will be subject to clinical data results, quantity of drug supply manufactured, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes, as described in Part I.
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
Liabilities for unrecognized tax benefits totaled $410.9 million at December 31, 2021. Due to their nature, there is a high degree of uncertainty regarding the period and amounts of potential future cash settlement with tax authorities. See Note 14 to our Consolidated Financial Statements. In addition, the Tax Cuts and Jobs Act of 2017 requires the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021, which we expect will have a material impact on our cash flows beginning in 2022.
We enter into collaboration and licensing agreements that may require us to pay (i) amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones), which, in the aggregate, could be significant, and/or (ii) royalties calculated based on a percentage of net product sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring and for which the specific timing cannot be predicted. See Note 3 and Note 10 to our Consolidated Financial Statements.
Under our collaboration with Bayer for EYLEA outside the United States and our Antibody and IO Collaborations with Sanofi, we and our collaborator share profits and losses in connection with commercialization of drug products. If the applicable collaboration is profitable, we have contingent contractual obligations to reimburse Bayer and Sanofi for a defined percentage (generally 50%) of agreed-upon development expenses funded by Bayer and Sanofi (i.e., "development balance"). These reimbursements are deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our EYLEA collaboration with Bayer, inclusive of our percentage on product sales in Japan) otherwise payable to us, unless, in the case of EYLEA, we elect to reimburse these expenses at a faster rate. As of December 31, 2021, our contingent reimbursement obligation to Bayer for EYLEA was approximately $282 million and our contingent reimbursement obligation to Sanofi in connection with the companies' Antibody Collaboration and IO Collaboration was approximately $3.152 billion and $103 million, respectively. Therefore, we expect that, for the foreseeable future, a portion of our share of profits from sales under our collaborations with Bayer and Sanofi will be used to reimburse our collaborators for these obligations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.
Future Impact of Recently Issued Accounting Standards
As of December 31, 2021, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of corporate bonds. We do not believe we are materially exposed to changes in interest rates related to our investments, and we do not currently use interest rate derivative instruments to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $120.0 million and $48.1 million decrease in the fair value of our investment portfolio as of December 31, 2021 and 2020, respectively.

We have exposure to market risk for changes in interest rates, including the interest rate risk relating to our variable rate Tarrytown, New York lease (as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases"). Our interest rate exposure is primarily offset by our investments in marketable securities. In addition, we further manage our interest rate exposure related to our variable rate lease through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes and are not used for trading or speculative purposes. We continue to monitor our interest rate risk and may utilize additional derivative instruments and/or other strategies in the future to further mitigate our interest rate exposure.
We have hedged a portion of our floating interest rate exposure using interest rate swap and interest rate cap contracts. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would not have a material impact on the fair value of our interest rate swap or interest rate cap contracts.
Credit Quality Risk
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In 2021, 2020, and 2019, we did not record any charges for credit-related impairments of our available-for-sale debt securities.
We are subject to credit risk associated with the receivables due from our collaborators, including Bayer and Sanofi. We are also subject to credit risk in connection with trade accounts receivable due from our customers from our product sales. We have contractual payment terms with each of our collaborators and customers, and we monitor their financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. In 2021, 2020 and 2019, we did not recognize any charges for write-offs and allowances of accounts receivable related to credit risk for our collaborators or customers. As of December 31, 2021, three customers accounted on a combined basis for 91% (including 29% related to the U.S. government) of our net trade accounts receivables.
Foreign Exchange Risk
As discussed further above, our collaborators market certain products outside the United States, and we share in profits and losses with these collaborators from commercialization of products. In addition, pursuant to the applicable terms of the agreements with our collaborators, we also share in certain worldwide development expenses incurred by our collaborators. We also incur worldwide development expenses for clinical products we are developing independently, in addition to incurring expenses outside of the United States in connection with our international operations. Therefore, significant changes in foreign exchange rates of the countries outside the United States where our products are sold, where development expenses are incurred by us or our collaborators, or where we incur operating expenses can impact our operating results and financial condition. As sales outside the United States continue to grow, and as we expand our international operations, we will continue to assess potential steps, including foreign currency hedging and other strategies, to mitigate our foreign exchange risk.
Market Price Risk
We are exposed to price risk on equity securities included in our investment portfolio. Our marketable securities include equity investments in publicly traded stock of companies, including common stock of companies with which we have entered into collaboration arrangements. Changes in the fair value of our equity investments are included in Other income (expense), net on the Consolidated Statements of Income. We recorded $386.1 million and $196.0 million of net unrealized gains on equity securities in Other income (expense), net for the years ended December 31, 2021 and 2020, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is included on pages F-1 through F-42 of this report and is incorporated herein by reference.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part IV, Item 15.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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

10.3.1 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2020, filed February 8, 2021.)

10.3.2 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to P. Roy Vagelos, M.D. under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2020, filed February 8, 2021.)

10.3.3 +
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2020, filed February 8, 2021.)

10.3.4 +
Form of restricted stock unit award agreement and related notice of grant for use in connection with the grant of restricted stock units to P. Roy Vagelos, M.D. under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2020, filed February 8, 2021.)

10.3.5 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's non-employee directors under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2020, filed February 8, 2021.)

10.3.6 +
Form of restricted stock unit award agreement and related notice of grant for use in connection with the grant of restricted stock units to the Registrant's non-employee directors under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2020, filed February 8, 2021.)

10.3.7 +
Form of performance restricted stock unit award agreement and related notice of grant for use in connection with the grant of performance restricted stock units to Leonard S. Schleifer, M.D., Ph.D. and George D. Yancopoulos, M.D., Ph.D. under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2020, filed February 8, 2021.)

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

10.14.4**	Fourth Amendment to Amended and Restated License and Collaboration Agreement, dated as of October 6, 2021, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi.
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

10.18.1
Amendment No. 1 to Credit Agreement, dated as of November 11, 2021, by and among the Registrant, as a borrower and guarantor; certain direct subsidiaries of the Registrant, as subsidiary borrowers; JPMorgan Chase Bank, N.A., as administrative agent; and the lenders party thereto.

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

10.20.1**	First Amendment to Immuno-oncology License and Collaboration Agreement, dated as of October 6, 2021, by and between the Registrant and Sanofi Biotechnology SAS.
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

10.25.1
First Amendment to Amended and Restated Participation Agreement, dated as of October 6, 2021, by and among Old Saw Mill Holdings LLC, as lessee; the Registrant, as parent guarantor; certain subsidiaries of the Registrant, as subsidiary guarantors; BA Leasing BSC, LLC, as lessor; Bank of America, N.A., as administrative agent; and the lenders party thereto.

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

10.34**
Project Agreement, dated as of July 6, 2020, by and between the Registrant and Advanced Technology International. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2020, filed February 8, 2021.)

10.34.1
Modification No. 01 to Project Agreement, dated as of October 13, 2020, by and between the Registrant and Advanced Technology International. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2020, filed February 8, 2021.)

10.34.2**
Modification No. 02 to Project Agreement, dated as of November 17, 2020, by and between the Registrant and Advanced Technology International. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2020, filed February 8, 2021.)

10.35**
License Agreement, dated as of August 18, 2020, by and among the Registrant, F. Hoffman-La Roche Ltd, and Genentech, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2020, filed November 5, 2020.)

10.36**
Supply Agreement, dated as of January 12, 2021, by and between the Registrant and the U.S. Army Contracting Command, New Jersey. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2021, filed May 6, 2021.)

10.36.1**
Modification P00004 to Supply Agreement, dated as of July 26, 2021, by and between the Registrant and the U.S. Army Contracting Command, New Jersey. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2021, filed November 4, 2021.)

10.36.2**
Modification P00005 to Supply Agreement, dated as of September 14, 2021, by and between the Registrant and the U.S. Army Contracting Command, New Jersey. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2021, filed November 4, 2021.)

21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) the Registrant's Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020, and 2019; (iii) the Registrant's Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020, and 2019; (iv) the Registrant's Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; and (v) the notes to the Registrant's Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2
**	Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K
+	Indicates a management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	February 7, 2022	By:	/s/ LEONARD S. SCHLEIFER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LEONARD S. SCHLEIFER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 7, 2022
Leonard S. Schleifer, M.D., Ph.D.
/s/ ROBERT E. LANDRY	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 7, 2022
Robert E. Landry
/s/ CHRISTOPHER R. FENIMORE	Senior Vice President, Controller (Principal Accounting Officer)	February 7, 2022
Christopher R. Fenimore
/s/ GEORGE D. YANCOPOULOS	President, Chief Scientific Officer, and Director	February 7, 2022
George D. Yancopoulos, M.D., Ph.D.
/s/ P. ROY VAGELOS	Chair of the Board of Directors	February 7, 2022
P. Roy Vagelos, M.D.
/s/ BONNIE L. BASSLER	Director	February 7, 2022
Bonnie L. Bassler, Ph.D.
/s/ MICHAEL S. BROWN	Director	February 7, 2022
Michael S. Brown, M.D.
/s/ N. ANTHONY COLES	Director	February 7, 2022
N. Anthony Coles, M.D.
/s/ JOSEPH L. GOLDSTEIN	Director	February 7, 2022
Joseph L. Goldstein, M.D.
/s/ CHRISTINE A. POON	Director	February 7, 2022
Christine A. Poon
/s/ ARTHUR F. RYAN	Director	February 7, 2022
Arthur F. Ryan
/s/ GEORGE L. SING	Director	February 7, 2022
George L. Sing
/s/ MARC TESSIER-LAVIGNE	Director	February 7, 2022
Marc Tessier-Lavigne, Ph.D.
/s/ HUDA Y. ZOGHBI	Director	February 7, 2022
Huda Y. Zoghbi, M.D.

REGENERON PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Regeneron Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Regeneron Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Other Operating Income related to Research and Development Up-front and Milestone Payments

As described in Note 1 to the consolidated financial statements, other operating income related to collaboration arrangements where the Company satisfies obligations during the development phase over time is typically recognized using an input method on the basis of research and development costs incurred relative to the total expected costs which determines the extent of progress towards completion of the obligation. Other operating income for non-refundable up-front payments and development milestones for which management used an input method, was $42.5 million for the year ended December 31, 2021. As of December 31, 2021, $322.5 million was included in other liabilities representing the amount of previously deferred non-refundable up-front and development milestones expected to be recognized in other operating income over time. Management has disclosed that there is variability in the scope of activities and length of time necessary to develop a drug product, potential delays in development programs, changes to development plans and budgets as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization related to these estimates.

The principal considerations for our determination that performing procedures relating to the accounting for other operating income related to research and development up-front and milestone payments is a critical audit matter are the significant judgment by management when determining the estimate of total expected research and development costs to complete the obligation, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence to assess the reasonableness of the estimates of the costs to complete.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for other operating income related to research and development up-front and milestone payments, including controls over the determination of the estimate of total expected research and development costs to complete the obligation. These procedures also included, among others, evaluating and testing management’s process for determining the estimate of total expected research and development costs at completion for a sample of contracts, which included evaluating the reasonableness of actual costs incurred and estimated costs to complete. Evaluating the reasonableness of estimated costs to complete involved assessing management’s ability to reasonably estimate costs to complete the obligation by (i) obtaining supporting evidence for expected development activities; (ii) evaluating the identification of circumstances that may warrant a modification to estimated costs to complete; and (iii) agreeing estimates of total budgeted costs to contracts or other agreements with collaboration partners.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 7, 2022

We have served as the Company’s auditor since 1989.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,885.6	$2,193.7
Marketable securities	2,809.1	1,393.3
Accounts receivable, net	6,036.5	4,114.7
Inventories	1,951.3	1,916.6
Prepaid expenses and other current assets	332.4	160.8
Total current assets	14,014.9	9,779.1

Marketable securities	6,838.0	3,135.6
Property, plant, and equipment, net	3,482.2	3,221.6
Deferred tax assets	876.9	858.9
Other noncurrent assets	222.8	168.1
Total assets	$25,434.8	$17,163.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$564.0	$475.5
Accrued expenses and other current liabilities	2,206.8	1,644.2
Finance lease liabilities	719.7	—
Deferred revenue	442.0	577.7
Total current liabilities	3,932.5	2,697.4

Long-term debt	1,980.0	1,978.5
Finance lease liabilities	—	717.2
Deferred revenue	73.3	57.8
Other noncurrent liabilities	680.2	687.1
Total liabilities	6,666.0	6,138.0

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,823,283 in 2021 and 1,848,970 in 2020	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 126,244,444 in 2021 and 121,533,460 in 2020	0.1	0.1
Additional paid-in capital	8,087.5	6,716.2
Retained earnings	18,968.3	10,893.0
Accumulated other comprehensive (loss) income	(26.2)	29.3
Treasury Stock, at cost; 19,392,961 shares in 2021 and 16,431,520 shares in 2020	(8,260.9)	(6,613.3)
Total stockholders' equity	18,768.8	11,025.3
Total liabilities and stockholders' equity	$25,434.8	$17,163.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Statements of Operations
Revenues:
Net product sales	$12,117.2	$5,567.6	$4,834.4
Sanofi collaboration revenue	1,902.2	1,186.4	403.6
Other collaboration revenue	1,771.1	1,186.1	1,145.6
Other revenue	281.2	557.0	174.0
	16,071.7	8,497.1	6,557.6

Expenses:
Research and development	2,908.1	2,735.0	2,450.0
Selling, general, and administrative	1,824.9	1,346.0	1,341.9
Cost of goods sold	1,773.1	491.9	362.3
Cost of collaboration and contract manufacturing	664.4	628.0	402.8
Other operating (income) expense, net	(45.6)	(280.4)	(209.2)
	7,124.9	4,920.5	4,347.8

Income from operations	8,946.8	3,576.6	2,209.8

Other income (expense):
Other income (expense), net	436.3	290.7	249.5
Interest expense	(57.3)	(56.9)	(30.2)
	379.0	233.8	219.3

Income before income taxes	9,325.8	3,810.4	2,429.1

Income tax expense	1,250.5	297.2	313.3

Net income	$8,075.3	$3,513.2	$2,115.8

Net income per share - basic	$76.40	$32.65	$19.38
Net income per share - diluted	$71.97	$30.52	$18.46

Weighted average shares outstanding - basic	105.7	107.6	109.2
Weighted average shares outstanding - diluted	112.2	115.1	114.6

Statements of Comprehensive Income
Net income	$8,075.3	$3,513.2	$2,115.8
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities	(56.4)	9.1	35.9
Unrealized gain (loss) on cash flow hedges	0.9	(0.9)	(2.5)
Comprehensive income	$8,019.8	$3,521.4	$2,149.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2021, 2020, and 2019
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	1.9	—	111.1	$0.1	$3,911.6	$5,254.3	$(12.3)	(4.0)	$(396.4)	$8,757.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	2.6	—	213.2	—	—	—	—	213.2
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.5)	—	(188.0)	—	—	—	—	(188.0)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	24.9	—	—	0.1	13.2	38.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.0)	(356.7)	(356.7)
Conversion of Class A Stock to Common Stock	(0.1)	—	0.1	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	466.9	—	—	—	—	466.9
Adjustment upon adoption of new accounting standard	—	—	—	—	—	9.7	—	—	—	9.7
Net income	—	—	—	—	—	2,115.8	—	—	—	2,115.8
Other comprehensive income, net of tax	—	—	—	—	—	—	33.4	—	—	33.4
Balance, December 31, 2019	1.8	—	113.3	0.1	4,428.6	7,379.8	21.1	(4.9)	(739.9)	11,089.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	9.6	—	2,576.4	—	—	—	—	2,576.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(1.4)	—	(768.9)	—	—	—	—	(768.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	37.2	—	—	0.1	7.5	44.7
Repurchases of Common Stock	—	—	—	—	—	—	—	(11.6)	(5,880.9)	(5,880.9)
Stock-based compensation charges	—	—	—	—	442.9	—	—	—	—	442.9
Net income	—	—	—	—	—	3,513.2	—	—	—	3,513.2
Other comprehensive income, net of tax	—	—	—	—	—	—	8.2	—	—	8.2
Balance, December 31, 2020	1.8	—	121.5	0.1	6,716.2	10,893.0	29.3	(16.4)	(6,613.3)	11,025.3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	6.2	—	1,676.0	—	—	—	—	1,676.0
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(1.5)	—	(944.6)	—	—	—	—	(944.6)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	40.7	—	—	0.1	7.4	48.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(3.1)	(1,655.0)	(1,655.0)
Stock-based compensation charges	—	—	—	—	599.2	—	—	—	—	599.2
Net income	—	—	—	—	—	8,075.3	—	—	—	8,075.3
Other comprehensive loss, net of tax	—	—	—	—	—	—	(55.5)	—	—	(55.5)
Balance, December 31, 2021	1.8	—	126.2	$0.1	$8,087.5	$18,968.3	$(26.2)	(19.4)	$(8,260.9)	$18,768.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$8,075.3	$3,513.2	$2,115.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286.2	235.9	210.3
Non-cash compensation expense	601.7	432.0	464.3
Gains on marketable and other securities, net	(387.0)	(221.8)	(131.5)
Other non-cash items, net	568.7	86.8	102.2
Deferred taxes	(147.1)	75.6	(130.6)
Changes in assets and liabilities:
Increase in accounts receivable	(1,927.4)	(1,356.1)	(523.7)
Increase in inventories	(494.3)	(529.4)	(335.5)
(Increase) decrease in prepaid expenses and other assets	(240.7)	114.9	(79.8)
(Decrease) increase in deferred revenue	(120.2)	148.1	139.5
Increase in accounts payable, accrued expenses, and other liabilities	866.1	118.9	599.0
Total adjustments	(994.0)	(895.1)	314.2
Net cash provided by operating activities	7,081.3	2,618.1	2,430.0

Cash flows from investing activities:
Purchases of marketable and other securities	(7,048.1)	(3,241.0)	(3,202.4)
Sales or maturities of marketable and other securities	2,215.3	3,785.0	1,604.2
Capital expenditures	(551.9)	(614.6)	(429.6)
Net cash used in investing activities	(5,384.7)	(70.6)	(2,027.8)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,672.3	2,575.2	211.8
Payments in connection with Common Stock tendered for employee tax obligations	(1,032.7)	(680.8)	(188.0)
Repurchases of Common Stock	(1,645.4)	(5,846.8)	(275.9)
Proceeds from issuance of long-term debt	—	1,981.9	—
Proceeds from bridge loan facility	—	1,500.0	—
Repayment of bridge loan facility	—	(1,500.0)	—
Net cash used in financing activities	(1,005.8)	(1,970.5)	(252.1)

Net increase in cash, cash equivalents, and restricted cash	690.8	577.0	150.1

Cash, cash equivalents, and restricted cash at beginning of period	2,207.3	1,630.3	1,480.2

Cash, cash equivalents, and restricted cash at end of period	$2,898.1	$2,207.3	$1,630.3

Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	$55.8	$23.2	$25.0
Cash paid for income taxes	$1,218.4	$188.1	$342.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview and Summary of Significant Accounting Policies
Organization and Business
Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for serious diseases. Our commercialized medicines and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, pain, hematologic conditions, infectious diseases, and rare diseases. We currently have nine products that have received marketing approval by the U.S. Food and Drug Administration ("FDA"). In addition, REGEN-COV® has not been approved by the FDA, but has been authorized under an Emergency Use Authorization ("EUA") (see Note 3 and Note 6 for additional information). The Company is a party to collaboration agreements to develop and commercialize, as applicable, certain products and product candidates (see Note 3).
The Company operates in one business segment, which includes all activities related to the discovery, development, and commercialization of medicines for serious diseases. The Company's business is subject to certain risks including, but not limited to, uncertainties relating to conducting research activities, product development, obtaining regulatory approvals, competition, and obtaining and enforcing patents.
Basis of Presentation
The consolidated financial statements include the accounts of Regeneron and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and, other than the inventory write-offs and reserves recorded related to REGEN-COV (see Note 6), there was not a material impact to our consolidated financial statements as of and for the year ended December 31, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.
Concentration of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents, certain investments, and accounts receivable. In accordance with the Company's policies, the Company mandates asset diversification and monitors exposure with its counterparties.
Concentrations of credit risk with respect to customer and collaborator accounts receivable are significant. As of December 31, 2021, three individual customers accounted for 91% (including 29% related to the U.S. government) of the Company's net trade accounts receivable balances. Three individual customers accounted for 93% of the Company's net trade accounts receivable balances as of December 31, 2020. The Company has contractual payment terms with each of its collaborators and customers, and the Company monitors their financial performance and credit worthiness so that it can properly assess and respond to any changes in their credit profile. As of December 31, 2021 and 2020, there were no write-offs and allowances of accounts receivable related to credit risk for our collaborators or customers.
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheet for cash and cash equivalents approximates its fair value.

Debt and Equity Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and diversification. We invest our cash primarily in debt securities. We consider our investments in debt securities to be "available-for-sale," as defined by authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale debt securities are included in other income (expense), net. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).
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
The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventories as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to write down such inventory to its estimated realizable value.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. Costs of construction of certain long-lived assets include capitalized interest, which is amortized over the estimated useful life of the related asset. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in income (loss) from operations. The estimated useful lives of property, plant, and equipment are as follows:

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
Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, unless there is a transfer of title or purchase option we are reasonably certain to exercise. For leases where an implicit rate is not readily determinable, we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of future lease payments. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term.
Revenue Recognition - Product Revenue
Revenue from product sales is recognized at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt or acceptance by our customer.
The amount of revenue we recognize from product sales may vary due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration to which we will be entitled. This estimate is based upon contracts with customers, healthcare providers, payors, and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payor mix, and other relevant factors. The Company reviews its estimates of rebates, chargebacks, and other applicable provisions each period and records any necessary adjustments in the current period's net product sales.
•Rebates: The Company’s rebates include amounts paid to managed care organizations, group purchasing organizations, state Medicaid programs, and other rebate programs. The Company estimates reductions to product sales for each type of rebate and records an allowance for rebates in the same period in which the related product sales are recognized. The Company’s liability for rebates consists of estimates for claims related to the current and prior periods that have not been paid and estimates for claims that will be made related to inventory that exists in the distribution channel at the end of the period.
•Chargebacks and Discounts: The Company's reserves related to discounted pricing to eligible physicians, Veterans' Administration ("VA"), Public Health Services, and others (collectively "qualified healthcare providers") represent the Company's estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices the Company charges to its customers (i.e., distributors and specialty pharmacies). The Company's customers charge the Company for the difference between what they pay for the products and the discounted selling price to the qualified healthcare providers. The Company estimates reductions to product sales for each type of chargeback and records an allowance for chargebacks in the same period that the related product sales are recognized. The Company's reserve for chargebacks consists of amounts for which we expect to issue credit based on expected sales by our customers to qualified healthcare providers and chargebacks that customers have claimed but for which we have not yet issued credit.
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

Collaborative Arrangements
We have entered into various collaborative arrangements to research, develop, manufacture, and commercialize products and/or product candidates. Although each of these arrangements is unique in nature, such arrangements involve a joint operating activity where both parties are active participants in the activities of the collaboration and exposed to significant risks and rewards dependent on the commercial success of the activities.
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
In agreements involving multiple goods or services promised to be transferred to our collaborator, we must assess, at the inception of the contract, whether each promise represents a separate obligation (i.e., is "distinct"), or whether such promises should be combined as a single unit of account. When we have a combined unit of account which includes a license and providing research and development services to our collaborator, recognition of up-front payments and development milestones earned from our collaborator is deferred (as a liability) and recognized over the development period (i.e., over time). In arrangements where we satisfy our obligation(s) during the development phase over time, we recognize amounts initially deferred over time typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion. We review our estimates each period and make revisions to such estimates as necessary. We recognized other operating income in connection with non-refundable up-front and development milestones previously received, for which we used an input method, of $42.5 million and $276.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, $322.5 million was included in other liabilities representing the amount of previously deferred non-refundable up-front and development milestones expected to be recognized in other operating income over time.
When we are entitled to reimbursement of all or a portion of the expenses (e.g., research and development expenses) that we incur under a collaboration, we record those reimbursable amounts in the period in which such costs are incurred.
If our collaborator performs research and development work or commercialization-related activities and share costs, we also recognize, as expense (e.g., research and development expense or selling, general, and administrative expense, as applicable) in the period when our collaborator incurs such expenses, the portion of the collaborator's expenses that we are obligated to reimburse. Our collaborators provide us with estimated expenses for the most recent fiscal quarter. The estimates are revised, if necessary, in subsequent periods if actual expenses differ from those estimates.
Under certain of the Company's collaboration agreements, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. In arrangements where we:

•supply commercial product to our collaborator, we may be reimbursed for our manufacturing costs as commercial product is shipped to the collaborator; however, recognition of such cost reimbursements may be deferred until the product is sold by our collaborator to third-party customers;
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
Our collaborators provide us with estimates of product sales and our share of profits or losses, as applicable, for each quarter. The estimates are revised, if necessary, in subsequent periods if our actual share of profits or losses differ from those estimates.
Research and Development Expenses
Research and development expenses include costs attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements, clinical trial expenses, the cost of services provided by outside contractors, including services related to the Company's clinical trials, the full cost of manufacturing drug for use in research and development, amounts that the Company is obligated to reimburse to collaborators for research and development expenses that they incur, and the allocable portions of facility costs. Costs associated with research and development are expensed.
For each clinical trial that we conduct, certain clinical trial costs are expensed immediately, while others are expensed over time based on the expected total number of patients in the trial, the rate at which patients enter and remain in the trial, and/or the period over which clinical investigators, contract research organizations ("CROs"), or other third-party service providers are expected to provide services. In the event of early termination of a clinical trial, we accrue and recognize expenses in an amount based on our estimate of the remaining noncancelable obligations associated with the winding-down of the clinical trial, including any applicable penalties.
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
Uncertain tax positions, for which management's assessment is that there is more than a 50% probability that the position will be sustained upon examination by a taxing authority based upon its technical merits, are subjected to certain recognition and measurement criteria. The Company re-evaluates uncertain tax positions and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. The Company adjusts the amount of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain positions. The Company recognizes interest and penalties related to income tax matters in income tax expense.

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
2. Product Sales
Net product sales consist of the following:

(In millions)	Year Ended December 31,
Net Product Sales in the United States	2021		2020		2019
EYLEA®	$5,792.3		$4,947.2		$4,644.2
Libtayo®	306.3		270.7		175.7
Praluent®	170.0		150.9	*	*
REGEN-COV***	5,828.0		185.7		—
Evkeeza®	18.4		—		—
ARCALYST®	2.2	**	13.1		14.5
	$12,117.2		$5,567.6		$4,834.4

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
*** Net product sales of REGEN-COV in the United States relate to product sold in connection with our agreements with the U.S. government. See Note 3 for further details.
As of December 31, 2021 and 2020, the Company had $5.059 billion and $3.112 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the years ended December 31, 2021, 2020, and 2019. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Year Ended December 31,
	2021	2020	2019
Besse Medical, a subsidiary of AmerisourceBergen Corporation	30%	51%	57%
McKesson Corporation	18%	32%	33%
U.S. government	43%	*	—

* Sales to the U.S. government represented less than 10% of total gross product revenue during the period
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts, distribution-related fees, and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees, and other sales-related deductions are recorded within accrued liabilities. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2018	$41.1	$42.0	$8.3	$91.4
Provisions	423.2	242.9	61.8	727.9
Credits/payments	(384.0)	(238.5)	(40.7)	(663.2)
Balance as of December 31, 2019	80.3	46.4	29.4	156.1
Provisions	762.9	279.9	94.1	1,136.9
Credits/payments	(641.0)	(249.1)	(78.7)	(968.8)
Balance as of December 31, 2020	202.2	77.2	44.8	324.2
Provisions	1,047.1	363.6	150.4	1,561.1
Credits/payments	(1,034.7)	(360.8)	(127.6)	(1,523.1)
Balance as of December 31, 2021	$214.6	$80.0	$67.6	$362.2
3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2021	2020	2019
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Sanofi collaboration revenue	$1,363.0	$785.2	$209.3
Sales-based milestones earned	Sanofi collaboration revenue	$50.0	$50.0	—
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$488.8	$368.0	$216.0
Reimbursement of research and development expenses	Reduction of Research and development expense	$175.9	$226.7	$277.7
Regeneron's obligation for its share of Sanofi research and development expenses	Research and development expense	$(46.7)	$(77.6)	$(46.0)
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$320.5	$359.4	$479.9

Immuno-oncology:
Regeneron's share of losses in connection with commercialization of Libtayo outside the United States	Sanofi collaboration revenue	$(13.6)	$(25.7)	$(21.7)
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$14.0	$8.9	—
Reimbursement of research and development expenses	Reduction of Research and development expense	$85.1	$166.2	$163.0
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$89.6	$64.7	$10.3
Regeneron's obligation for its share of Sanofi commercial expenses	Selling, general, and administrative expense	$(36.3)	$(22.4)	$(15.4)
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(133.0)	$(119.1)	$(78.2)
Amounts recognized in connection with up-front payments received	Other operating income	$6.1	$210.6	$92.7

Antibody
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"), which currently consists of Dupixent®, Kevzara®, and itepekimab. Under the terms of the Antibody License and Collaboration Agreement ("LCA"), Sanofi is generally responsible for funding 80%–100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30%–50% of worldwide development expenses that were funded by Sanofi (collectively, the "development balance") based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. The Company's contingent reimbursement obligation (development balance) to Sanofi under the Antibody Collaboration was approximately $3.152 billion as of December 31, 2021.
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
Sanofi leads commercialization activities for products under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. The Company co-commercializes Dupixent in the United States and in certain countries outside the United States. The parties equally share profits and losses from sales within the United States. The parties share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron), and losses outside the United States at 55% (Sanofi)/45% (Regeneron).
In addition to profit and loss sharing, the Company is entitled to receive sales milestone payments from Sanofi. In each of 2020 and 2021, the Company earned, and recognized as revenue, a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion and $1.5 billion, respectively, on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $150.0 million in additional sales milestone payments from Sanofi, which includes the next sales milestone payment of $50.0 million that would be earned when such sales outside the United States exceed $2.0 billion on a rolling twelve-month basis.
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

The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	As of December 31,
(In millions)	2021	2020
Accounts receivable, net	$504.8	$407.7
Deferred revenue	$368.7	$347.7
Immuno-Oncology
The Company is party to a collaboration with Sanofi to research, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Amended and Restated Immuno-oncology Discovery and Development Agreement ("Amended IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). In connection with the execution of the original Immuno-oncology Discovery and Development Agreement in 2015 ("2015 IO Discovery Agreement"), which has been replaced by the Amended IO Discovery Agreement (as discussed below), Sanofi made a $265.0 million non-refundable up-front payment to the Company. Pursuant to the 2015 IO Discovery Agreement, the Company was to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept.
We are obligated to reimburse Sanofi for half of the development costs it funded that are attributable to clinical development of antibody product candidates from our share of future profits from commercialized IO Collaboration products. However, the Company is only required to apply 10% of its share of the profits from IO Collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. The Company's contingent reimbursement obligation to Sanofi under the IO Collaboration was approximately $103 million as of December 31, 2021.
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
Under the terms of the Amended IO Discovery Agreement, the Company was required to conduct development activities with respect to (i) the BCMAxCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $70.0 million and (ii) the MUC16xCD3 Program through the earlier of clinical proof-of-concept or the expenditure of $50.0 million. During the first quarter of 2021, Sanofi did not exercise its options to license rights to these product candidates; as a result, we retain the exclusive right to develop and commercialize such product candidates and Sanofi will receive a royalty on sales (if any). In addition, the Company has no further obligations to develop drug product candidates under the Amended IO Discovery Agreement.
In connection with the execution of the IO License and Collaboration Agreement in 2015, Sanofi made a $375.0 million non-refundable up-front payment to the Company. Under the terms of the IO License and Collaboration Agreement, the parties are co-developing and co-commercializing Libtayo (cemiplimab). The parties share equally, on an ongoing basis, agreed-upon development and commercialization expenses for Libtayo. Pursuant to the Letter Agreement, the Libtayo development budget was increased and the Company allowed Sanofi to satisfy in whole or in part its funding obligations with respect to the Libtayo development and Dupilumab/Itepekimab Eligible Investments incurred in periods through September 30, 2020 by selling certain shares of our Common Stock owned by Sanofi; if Sanofi desired to sell such shares, we were able to elect to purchase, in whole or in part, such shares from Sanofi. See Note 11 for additional information regarding shares purchased by us from Sanofi.
The Company has principal control over the development of Libtayo and leads commercialization activities in the United States (see Note 2 for related product sales information), while Sanofi leads commercialization activities outside of the United States. Sanofi co-commercializes Libtayo in the United States. Each party has the right to co-commercialize licensed products in countries where it is not the lead commercialization party. The parties share equally in profits and losses in connection with the commercialization of Libtayo. In addition, the Company will be entitled to a milestone payment of $375.0 million in the event that global sales of Libtayo equal or exceed $2.0 billion in any consecutive twelve-month period.
In 2018, we and Sanofi entered into a license agreement with Bristol-Myers Squibb Company, E. R. Squibb & Sons, L.L.C., and Ono Pharmaceutical Co., Ltd. to obtain a license under certain patents owned and/or exclusively licensed by one or more of those parties that includes the right to develop and sell Libtayo. Under the agreement, we and Sanofi made an up-front payment of $20.0 million and are obligated to pay royalties of 8.0% on worldwide sales of Libtayo through December 31, 2023, and royalties of 2.5% from January 1, 2024 through December 31, 2026. The up-front payment was shared, and the royalties are shared, equally by us and Sanofi.
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
During 2021, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $66.9 million as a reduction to other operating income. During 2020, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the Sanofi IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $135.4 million as an increase to other operating income.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	As of December 31,
(In millions)	2021	2020
Accounts receivable, net	$(22.5)	$(6.5)
Deferred revenue	$16.0	$10.7
Other liabilities	$276.1	$280.9
Other liabilities include up-front payments received from Sanofi for which recognition has been deferred.
The aggregate amount of the estimated consideration under the IO Collaboration related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of December 31, 2021 was $570.3 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
b. Bayer
The Company is party to a license and collaboration agreement with Bayer for the global development and commercialization of EYLEA and aflibercept 8 mg outside the United States. All agreed-upon development expenses incurred by the Company and Bayer are shared equally. The Company is also obligated to use commercially reasonable efforts to supply clinical and commercial bulk product.
Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales. In Japan, the Company was entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net product sales through 2021, and thereafter, the companies share equally in profits and losses from sales. Within the United States, the Company is responsible for commercialization and retains profits from such sales. The Company is obligated to reimburse Bayer out of its share of the collaboration profits (including the Company's percentage of sales in Japan) for 50% of the agreed upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and the Company's share of the collaboration profits, or at a faster rate at the Company's option. The Company's contingent reimbursement obligation to Bayer was approximately $282 million as of December 31, 2021.

Amounts recognized in our Statements of Operations in connection with our Bayer collaboration are as follows:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2021	2020	2019
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	Other collaboration revenue	$1,349.2	$1,107.9	$1,091.4
Reimbursement for manufacturing of commercial supplies	Other collaboration revenue	$60.1	$78.2	$54.2
Reimbursement of development expenses	Reduction of Research and development expense	$46.1	$46.7	$23.0
Regeneron's obligation for its share of Bayer research and development expenses	Research and development expense	$(40.9)	$(35.8)	$(20.1)
The following table summarizes contract balances in connection with our Bayer collaboration:

	As of December 31,
(In millions)	2021	2020
Accounts receivable, net	$355.5	$336.2
Deferred revenue	$129.4	$99.7
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
As of December 31, 2021, the Company had received an aggregate $120.0 million of development milestones from Teva. The Company is entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts.
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
Amounts recognized in our Statements of Operations in connection with the Teva Collaboration Agreement are as follows:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2021	2020	2019
Reimbursement of research and development expenses	Reduction of Research and development expense	$42.4	$109.4	$122.9
Amounts recognized in connection with up-front and development milestone payments received	Other operating income	$26.2	$47.2	$82.2

During 2020, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the Teva Collaboration Agreement, and, as a result, recognized a cumulative catch-up adjustment of $25.6 million as a reduction to other operating income.
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	As of December 31,
(In millions)	2021	2020
Accounts receivable, net	$11.0	$27.7
Other liabilities	$39.7	$66.8
Other liabilities include up-front and development milestone payments received from Teva for which recognition has been deferred.
The aggregate amount of the estimated consideration under the Teva Collaboration Agreement related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of December 31, 2021 was $87.4 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
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
In 2020, we expanded our existing collaboration with Intellia to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the parties to jointly develop potential products for the treatment of hemophilia A and B. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the agreement, we made a $70.0 million up-front payment and purchased shares of Intellia common stock for an aggregate purchase price of $30.0 million. The up-front payment and the amount paid in excess of the fair market value of the shares purchased, or $15.0 million, were recorded to Research and development expense during 2020.
e. U.S. Government
REGEN-COV (casirivimab and imdevimab)
In the first quarter of 2020, we announced an expansion of our Other Transaction Agreement with the Biomedical Advanced Research Development Authority ("BARDA"), pursuant to which the U.S. Department of Health and Human Services ("HHS") was obligated to fund certain of our costs incurred for research and development activities related to COVID-19 treatments.
In July 2020, we entered into an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government. The agreement, as subsequently amended, provided for payments to the Company of up to $465.9 million in the aggregate for bulk manufacturing of the drug substance, as well as fill/finish, storage, and other activities.
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government was obligated to purchase 1.25 million doses of drug product, which we delivered by June 30, 2021, resulting in payments to the Company of $2.625 billion.
In September 2021, the Company announced an amendment to its January 2021 agreement to supply the U.S. government with an additional 1.4 million doses of REGEN-COV. Pursuant to the agreement, the U.S. government was obligated to purchase all filled and finished doses of such additional drug product delivered by January 31, 2022, resulting in payments to the Company of $2.940 billion in the aggregate. Roche supplied a portion of the doses to Regeneron to fulfill our agreement with the U.S. government (see "Roche" below for further details regarding our collaboration agreement with Roche).

As of December 31, 2021, the Company had completed its final deliveries of drug product under the agreements described above. See Note 2 for REGEN-COV net product sales recognized in connection with these agreements.
f. Roche
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
Under the terms of the agreement, each party is obligated to dedicate a certain amount of manufacturing capacity to casirivimab and imdevimab each year. We distribute the product in the United States and Roche distributes the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market. Each quarter, a single payment is due from one party to the other to true-up the global gross profits between the parties. If Regeneron is to receive a true-up payment from Roche, such amount will be recorded to Other collaboration revenue. If Regeneron is to make a true-up payment to Roche, such amount will be recorded to Cost of goods sold.
Amounts recognized in our Statements of Operations in connection with the Roche Collaboration Agreement are as follows:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2021	2020
Global gross profit true-up payment from Roche in connection with sales of casirivimab and imdevimab	Other collaboration revenue	$361.8	—
Reimbursement of research and development expenses	Reduction of Research and development expense	$128.1	$78.5
Global gross profit true-up payment to Roche in connection with sales of casirivimab and imdevimab	Cost of goods sold	$259.6	—
The following table summarizes contract balances in connection with the Roche Collaboration Agreement:

	As of December 31,
(In millions)	2021	2020
Accounts receivable, net	—	$77.1
Accrued expenses and other current liabilities	$268.8	—
g. Alnylam
In 2019, the Company and Alnylam Pharmaceuticals, Inc. entered into a global, strategic collaboration to discover, develop, and commercialize RNA interference ("RNAi") therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. Under the terms of the agreement, we made an up-front payment of $400.0 million to Alnylam, which was recorded in Research and development expense during 2019. For each program, we provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to an aggregate of $200.0 million in clinical proof-of-principle milestones for eye and CNS programs.
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
In connection with the collaboration, we also purchased shares of Alnylam common stock for aggregate cash consideration of $400.0 million.

In addition, during 2019, the parties entered into a Co-Commercialization Collaboration Agreement for a silencing RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination product consisting of such siRNA therapeutic (cemdisiran) and a fully human monoclonal antibody targeting C5 being developed by us (pozelimab), with us as the licensee. Under the C5 siRNA Co-Commercialization Collaboration Agreement, the parties share costs equally and will split profits (if commercialized); and under the License Agreement, the licensee is responsible for its own costs and expenses. The C5 siRNA License Agreement contains a flat low double-digit royalty payable to Alnylam on our potential future net sales of the combination product only subject to customary reductions, as well as up to $325.0 million in sales milestones.
h. Other
In addition to the collaboration agreements discussed above, the Company has various other collaboration agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may be required to pay, or it may receive, additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones) which in the aggregate could be significant. The Company may also incur, or get reimbursed for, significant research and development costs if the related product candidate(s) were to advance to late stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay, or it may receive, royalties on future sales. The payment or receipt of these amounts, however, is contingent upon the occurrence of various future events.
4. Marketable Securities
Marketable securities as of December 31, 2021 and 2020 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 5) as well as equity securities of publicly traded companies (see Note 5).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of December 31, 2021	Cost Basis	Gains	Losses	Value
Corporate bonds	$7,518.4	$10.2	$(40.9)	$7,487.7
U.S. government and government agency obligations	109.0	0.3	(0.8)	108.5
Sovereign bonds	64.4	0.3	(0.3)	64.4
Commercial paper	439.7	—	(0.1)	439.6
Certificates of deposit	255.2	—	(0.1)	255.1
Asset-backed securities	42.0	—	(0.1)	41.9
	$8,428.7	$10.8	$(42.3)	$8,397.2

As of December 31, 2020
Corporate bonds	$3,053.0	$37.5	$(0.2)	$3,090.3
U.S. government and government agency obligations	127.6	1.3	—	128.9
Sovereign bonds	65.2	1.1	—	66.3
Commercial paper	276.0	0.1	—	276.1
Certificates of deposit	127.4	0.1	—	127.5
	$3,649.2	$40.1	$(0.2)	$3,689.1
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of December 31, 2021 mature at various dates through November 2026. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	As of December 31,
(In millions)	2021	2020
Maturities within one year	$2,809.1	$1,393.3
Maturities after one year through five years	5,588.1	2,295.8
	$8,397.2	$3,689.1

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$5,889.3	$(40.9)	—	—	$5,889.3	$(40.9)
U.S. government and government agency obligations	90.0	(0.8)	—	—	90.0	(0.8)
Sovereign bonds	37.0	(0.3)	—	—	37.0	(0.3)
Commercial paper	295.7	(0.1)	—	—	295.7	(0.1)
Certificates of deposit	169.4	(0.1)	—	—	169.4	(0.1)
Asset-backed securities	34.9	(0.1)	—	—	34.9	(0.1)
	$6,516.3	$(42.3)	—	—	$6,516.3	$(42.3)

As of December 31, 2020
Corporate bonds	$364.5	$(0.2)	—	—	$364.5	$(0.2)
Realized gains and losses on sales of marketable securities were not material for the year ended December 31, 2021. Realized gains on sales of marketable securities were $29.0 million and realized losses were not material for the year ended December 31, 2020. Realized gains on sales of marketable securities were not material and there were no realized losses for the year ended December 31, 2019.
With respect to marketable securities, for the years ended December 31, 2021, 2020, and 2019, amounts reclassified from Accumulated other comprehensive income (loss) into Other income (expense), net were related to realized gains and losses on sales of available-for-sale debt securities.

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

(In millions)		Fair Value Measurements at Reporting Date
As of December 31, 2021	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$7,487.7	—	$7,487.7
U.S. government and government agency obligations	108.5	—	108.5
Sovereign bonds	64.4	—	64.4
Commercial paper	439.6	—	439.6
Certificates of deposit	255.1	—	255.1
Asset-backed securities	41.9	—	41.9
Equity securities (unrestricted)	58.4	$58.4	—
Equity securities (restricted)	1,191.5	1,191.5	—
	$9,647.1	$1,249.9	$8,397.2

As of December 31, 2020
Available-for-sale debt securities:
Corporate bonds	$3,090.3	—	$3,090.3
U.S. government and government agency obligations	128.9	—	128.9
Sovereign bonds	66.3	—	66.3
Commercial paper	276.1	—	276.1
Certificates of deposit	127.5	—	127.5
Equity securities (unrestricted)	48.3	$48.3	—
Equity securities (restricted)	791.5	791.5	—
	$4,528.9	$839.8	$3,689.1
The Company held certain restricted equity securities as of December 31, 2021 which are subject to transfer restrictions that expire at various dates through 2024.
During the years ended December 31, 2021, 2020, and 2019, we recorded $386.1 million, $196.0 million, and $118.3 million of net unrealized gains, respectively, on equity securities in Other income (expense), net.
In addition to the investments summarized in the table above, as of December 31, 2021 and 2020, the Company had $40.0 million and $59.2 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of our long-term debt (see Note 9), which was determined based on Level 2 inputs, was estimated to be $1.887 billion and $1.958 billion as of December 31, 2021 and 2020, respectively.

6. Inventories
Inventories consist of the following:

	As of December 31,
(In millions)	2021	2020
Raw materials	$721.9	$459.4
Work-in-process	707.2	904.6
Finished goods	73.7	121.7
Deferred costs	448.5	430.9
	$1,951.3	$1,916.6
Inventory balances in the table above are net of reserves of $510.0 million and $136.4 million as of December 31, 2021 and 2020, respectively. Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the years ended December 31, 2021, 2020, and 2019, Cost of goods sold included inventory write-offs and reserves totaling $457.1 million, $39.2 million, and $73.8 million, respectively. Included in the 2021 write-off and reserve amount was a fourth quarter charge of $231.7 million to write down our REGEN-COV inventory as a result of data that showed REGEN-COV was highly unlikely to be active against the Omicron variant and the FDA revision of the EUA for REGEN-COV, pursuant to which REGEN-COV was no longer authorized for use in any U.S. states, territories, or jurisdictions.
7. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	As of December 31,
(In millions)	2021	2020
Land	$248.0	$241.2
Building and improvements	2,088.5	1,891.1
Leasehold improvements	113.9	100.5
Construction in progress	767.7	724.5
Laboratory equipment	1,225.5	1,038.6
Computer equipment and software	291.5	226.3
Furniture, office equipment, and other	145.2	130.5
	4,880.3	4,352.7
Less, accumulated depreciation and amortization	(1,398.1)	(1,131.1)
	$3,482.2	$3,221.6
Property, plant, and equipment in the table above includes leased property under the Company's finance lease at its Tarrytown, New York facility. See Note 10.
Depreciation and amortization expense on property, plant, and equipment was $281.1 million, $230.8 million, and $205.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021 and 2020, $2.684 billion and $2.398 billion, respectively, of the Company's net property, plant, and equipment was located in the United States and $797.8 million and $823.8 million, respectively, was located in Europe (primarily in Ireland).

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
(In millions)	2021	2020
Accrued payroll and related costs	$440.7	$465.8
Accrued clinical expenses	295.8	283.0
Accrued sales-related costs	472.7	423.9
Income taxes payable	326.3	19.5
Amounts due to collaborators (see Note 3)	287.4	16.1
Other accrued expenses and liabilities	383.9	435.9
	$2,206.8	$1,644.2
9. Debt
Credit Facility
In December 2018, we entered into an agreement with a syndicate of lenders (the "Credit Agreement") which provides for a $750.0 million senior unsecured five-year revolving credit facility (the "Credit Facility"). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $50.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond December 2023, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of December 31, 2021.
The Credit Agreement contains financial and operating covenants. The Company was in compliance with all covenants of the Credit Facility as of December 31, 2021.
Bridge Loan Facility
As described in Note 11, in the second quarter of 2020, we purchased shares of our Common Stock from Sanofi in connection with Sanofi's secondary offering of our Common Stock held by Sanofi. This purchase was partially funded with proceeds from loans under a $1.5 billion senior unsecured bridge loan facility (the "Bridge Facility") which was entered into in May 2020. The loans under the Bridge Facility bore interest at a variable interest rate based on either the London Interbank Offered Rate or the alternate base rate, plus an applicable margin that varied with our debt rating and total leverage ratio. The Bridge Facility was repaid in full during the third quarter of 2020 following the closing of the issuance and sale of the Company's senior notes (as described below).
Senior Notes
In August 2020, we issued and sold $1.250 billion aggregate principal amount of senior unsecured notes due 2030 and $750 million aggregate principal amount of senior unsecured notes due 2050 (collectively, the "Notes"). Net proceeds from the issuance and sale of the Notes (after deducting underwriting discounts and offering expenses) were used in part to repay in full the Bridge Facility described above. The underwriting discounts and offering expenses are being amortized as additional interest expense over the period from issuance through maturity.

Long-term debt in connection with our senior unsecured notes, net of underwriting discounts and offering expenses, consists of the following:

	December 31,	December 31,
(In millions)	2021	2020
1.750% Senior Notes due September 2030	$1,239.9	$1,238.7
2.800% Senior Notes due September 2050	740.1	739.8
	$1,980.0	$1,978.5
Interest on each series of Notes is payable semi-annually in arrears on March 15 and September 15 of each year until their respective maturity dates. Interest expense related to the Notes was $44.4 million and $17.6 million for the years ended December 31, 2021 and 2020, respectively.
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
Finance leases
In March 2017, we entered into a Participation Agreement with BA Leasing BSC, LLC, an affiliate of Banc of America Leasing & Capital LLC ("BAL"), as lessor, and a syndicate of lenders (collectively with BAL, the "Lease Participants"), which provided for $720.0 million of lease financing from the Lease Participants for the acquisition of laboratory and office facilities in Tarrytown, New York (the "Facility"). In March 2017, we also entered into a Lease and Remedies Agreement with BAL, pursuant to which we have leased the Facility from BAL for a five-year term ending in March 2022. The Participation Agreement, the Lease and Remedies Agreement, and certain other related agreements were amended and restated in May 2019, among other things, to revise certain covenants, representations and warranties, and events of default to be substantially similar to those set forth in our Credit Facility (as so amended and restated, the "Participation Agreement" and the "Lease," respectively). The Lease requires us to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Lease in an amount equal to a variable rate per annum based on the one-month LIBOR, plus an applicable margin that varies with our debt rating and total leverage ratio. The Participation Agreement and the Lease include an option for us to elect to extend the maturity date of the Participation Agreement and the term of the Lease for an additional five-year period, subject to the consent of all the Lease Participants and certain other conditions. We also have the option prior to the end of the term of the Lease to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Lease Participants' advances under the Participation Agreement, all accrued and unpaid interest and yield thereon, and all other outstanding amounts under the Participation Agreement, the Lease, and certain related documents or (b) sell the Facility to a third party on behalf of BAL. The advances under the Participation Agreement mature, and all amounts outstanding thereunder will become due and payable in full, at the end of the term of the Lease.

In September 2021, we delivered a request to the Lease Participants to potentially exercise the option for a five-year extension of the term of the Lease and the maturity date under the Participation Agreement. In November 2021, the Lease Participants consented to such extension, subject to the satisfaction of certain conditions prior to the expiration of the existing term in March 2022, including the negotiation and execution of satisfactory definitive documentation setting forth the terms and conditions that would apply during such potential extended term. We are negotiating such documentation with the Lease Participants, but there can be no assurance that such extension will become effective.
The Lease is classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Lease financing contain financial and operating covenants. The Company was in compliance with all such covenants as of December 31, 2021.
Amounts recognized in the Consolidated Balance Sheet related to the Lease are included in the table below. Other than the Lease described above, we had no leases accounted for as finance leases as of December 31, 2021 and 2020.

		As of December 31,
(In millions)	Classification	2021	2020
Finance lease right-of-use assets	Property, plant, and equipment, net(1)	$631.3	$645.7
Finance lease liabilities	Finance lease liabilities	$719.7	$717.2

(1) Finance lease right-of-use assets were recorded net of accumulated amortization of $104.9 million and $90.5 million as of December 31, 2021 and 2020, respectively.
Finance lease costs consist of the following:

	Year Ended December 31,
(In millions)	2021	2020
Amortization of right-of-use assets	$14.4	$14.4
Interest on lease liabilities	11.9	15.7
	$26.3	$30.1
Other information related to our finance lease includes the following:

	As of December 31,
	2021	2020
Remaining lease term (in years)	0.2	1.2
Discount rate	1.68%	1.66%
Supplemental information
The following is a maturity analysis of our finance lease liabilities:

(In millions)	As of December 31, 2021
2022	$723.0
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total undiscounted lease payments	723.0
Imputed interest	(2.9)
Debt financing costs	(0.4)
Total lease liabilities	$719.7

b. Research Collaboration and Licensing Agreements
As part of our research and development efforts, we enter into research collaboration and licensing agreements with other companies, universities, and other organizations. These agreements contain varying terms and provisions which include fees to be paid by the Company, services to be provided, and license rights to certain proprietary technology developed under the agreements. Some of these agreements may require the Company to pay additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones). Additionally, we have in-licensed patent and/or technology pursuant to agreements which contain provisions that require the Company to pay royalties, as defined, at rates that range from 0.5% to 10.0%, in the event the Company sells or licenses any proprietary products developed under the respective agreements. The Company also has contingent reimbursement obligations to its collaborators Sanofi and Bayer out of the respective collaboration's profits, if they are sufficient for that purpose. See Note 3 for a more detailed description of collaboration, license, and other agreements.
For the years ended December 31, 2021, 2020, and 2019, the Company recorded royalty expense (net of reimbursements from collaborators, as applicable) in Cost of goods sold and Cost of collaboration and contract manufacturing of $66.9 million, $56.5 million, and $47.0 million, respectively, based on product sales of commercial products under various licensing agreements.
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
Share Repurchase Programs
In November 2019, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. The share repurchase program permitted the Company to make repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. As of December 31, 2020, the Company had repurchased the entire $1.0 billion it was authorized to repurchase under the program.
In January 2021, our board of directors authorized a share repurchase program to repurchase up to $1.5 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the November 2019 share repurchase program described above. As of December 31, 2021, the Company had repurchased the entire $1.5 billion of its Common Stock that it was authorized to repurchase under the program.
In November 2021, our board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase programs above. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of December 31, 2021, $2.845 billion remained available for share repurchases under the November 2021 program.
The table below summarizes the shares of our Common Stock we repurchased under the programs described above and the cost of the shares received, which were recorded as Treasury Stock.

	Year Ended December 31,
(In millions)	2021	2020	2019
Number of shares repurchased	3.0	1.6	0.7
Total cost of shares received	$1,655.0	$746.0	$254.0

Sanofi Funding of Certain Development Costs
As described in Note 3, in 2018, we and Sanofi entered into a Letter Agreement, which, among other things, granted Sanofi a limited waiver of Sanofi's lock-up obligations under the amended and restated investor agreement between us and Sanofi in order to allow Sanofi to satisfy its funding obligations with respect to Libtayo development costs and/or Dupilumab/Itepekimab Eligible Investments for quarterly periods ending on September 30, 2020 by selling our Common Stock owned by Sanofi. During 2020 and 2019, Sanofi elected to sell, and we elected to purchase, shares of our Common Stock to satisfy Sanofi's funding obligation related to such activities. Consequently, we recorded the cost of the shares received, or $135.0 million and $102.7 million, as Treasury Stock during 2020 and 2019, respectively.
Additional Stock Purchased from Sanofi
In May 2020, a secondary offering of 13,014,646 shares of our Common Stock (the "Secondary Offering") held by Sanofi was completed. In connection with the Secondary Offering, we also purchased 9,806,805 shares directly from Sanofi for an aggregate purchase amount of $5.0 billion (the "Stock Purchase"). See Note 9 for additional information. As a result of the Secondary Offering and the Stock Purchase, Sanofi disposed of all of its shares of our Common Stock, other than 400,000 shares that it retained as of the closing of the Secondary Offering and the Stock Purchase (a portion of which Sanofi used for the funding of certain development costs described above).
In May 2020, the Company entered into an amendment to the amended and restated investor agreement, which provides, among other things, that following the Secondary Offering and Share Purchase, (1) the “standstill” provisions, which contractually prohibit Sanofi from seeking to directly or indirectly exert control of the Company, continue to apply pursuant to their terms and (2) the voting commitments contained in the investor agreement continue to apply to the shares of Common Stock held by Sanofi and its affiliates following the secondary offering and stock repurchase, for so long as such shares are held by them.
Arrangements with Other Collaborators
In connection with the Company's license and collaboration agreements with Bayer for the joint development and commercialization outside the United States of antibody product candidates to PDGFR-beta and Ang2, Bayer is bound by certain "standstill" provisions, which contractually prohibit Bayer from seeking to influence the control of the Company or acquiring more than 20% of the Company's outstanding shares of Class A Stock and Common Stock (taken together). With respect to each of these agreements, this prohibition will remain in place until the earliest of (i) the fifth anniversary of the termination of the agreement (which, in the case of the PDGFR-beta license and collaboration agreement, will occur on July 31, 2022, and, in the case of the Ang2 agreement, will occur on November 1, 2023) or (ii) other specified events.
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
12. Long-Term Incentive Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and non-employees, including non-employee members of the Company's board of directors (collectively, "Participants"). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the "Committee"). The incentive plan currently used by the Company is the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "Second Amended and Restated 2014 Incentive Plan"). It was most recently adopted and approved by the Company's shareholders in 2020. As of the most recent shareholder approval date, the Second Amended and Restated 2014 Incentive Plan provided for the issuance of up to 22.3 million shares of Common Stock in respect of awards. In addition, upon expiration, forfeiture, surrender, exchange, cancellation, or termination of any award previously granted under the Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "Amended and Restated 2014 Incentive Plan"), the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "Original 2014 Incentive Plan"), or the Second Amended and Restated 2000 Long-Term Incentive Plan (the "2000 Incentive Plan"), any shares subject to such award are added to the pool of shares available for grant under the Second Amended and Restated 2014 Incentive Plan.
The awards that may be made under the Second Amended and Restated 2014 Incentive Plan include: (a) incentive stock options and non-qualified stock options, (b) restricted stock awards, (c) shares of phantom stock (also referred to as restricted stock units, which may be time- or performance-based), and (d) other awards. Any award granted may (but is not required to) be subject to vesting based on the attainment by the Company of performance goals pre-established by the Committee.

Stock option awards grant Participants the right to purchase shares of Common Stock at prices determined by the Committee, with exercise prices that are equal to or greater than the average of the high and low market prices of the Company's Common Stock on the date of grant (the "Market Price"). Options vest over a period of time determined by the Committee, generally on a pro rata basis over a four-year period. The Committee also determines the expiration date of each option. The maximum term of options that have been awarded under the 2000 Incentive Plan, the Original 2014 Incentive Plan, the Amended and Restated 2014 Incentive Plan, and the Second Amended and Restated 2014 Incentive Plan (collectively, the "Incentive Plans") is ten years.
Restricted stock awards grant Participants shares of restricted Common Stock or allow Participants to purchase such shares at a price determined by the Committee. Such shares are nontransferable for a period determined by the Committee ("vesting period"). Should employment terminate, as specified in the Incentive Plans, except as determined by the Committee in its discretion and subject to the applicable Incentive Plan documents, the ownership of any unvested restricted stock awards will be transferred to the Company.
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
As of December 31, 2021, there were 17.9 million shares available for future grants under the Second Amended and Restated 2014 Incentive Plan. No additional awards may be made under the 2000 Incentive Plan, the Original 2014 Incentive Plan, or the Amended and Restated 2014 Incentive Plan.
a.     Stock Options
Transactions involving stock option awards during 2021 under the Company's Incentive Plans are summarized in the table below.

		Number of Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Intrinsic Value (In millions)
Outstanding as of December 31, 2020		21.7	$379.51
2021:	Granted	2.3	$628.43
	Forfeited	(0.4)	$419.51
	Exercised	(5.6)	$299.23
Outstanding as of December 31, 2021		18.0	$435.56	6.5	$3,654.5

Vested and expected to vest as of December 31, 2021		17.2	$431.33	6.3	$3,566.6

Exercisable as of December 31, 2021		11.3	$398.83	5.2	$2,697.6
The Company satisfies stock option exercises with newly issued shares of the Company's Common Stock. The total intrinsic value of stock options exercised during 2021, 2020, and 2019 was $1.707 billion, $2.251 billion, and $558.9 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2021, 2020, and 2019.

	Number of Options Granted (In millions)	Weighted-Average Exercise Price	Weighted-Average Fair Value
2021:
Exercise price equal to Market Price	2.3	$628.43	$174.20
2020:
Exercise price equal to Market Price	2.9	$492.60	$126.50
2019:
Exercise price equal to Market Price	3.3	$366.65	$100.80
For the years ended December 31, 2021, 2020, and 2019, the Company recognized $328.7 million, $329.5 million, and $422.8 million, respectively, of non-cash stock-based compensation expense related to stock option awards (net of amounts capitalized as inventory, which were not material for each of the three years). As of December 31, 2021, there was $515.9 million of stock-based compensation cost related to unvested stock options, net of estimated forfeitures, which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 1.8 years.
Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2021, 2020, and 2019.

	2021	2020	2019
Expected volatility	27%	28%	28%
Expected lives from grant date	5.5 years	5.0 years	5.0 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.22%	0.47%	1.74%
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
b.     Restricted Stock Awards and Time-Based Restricted Stock Units
A summary of the Company's activity related to restricted stock awards and time-based restricted stock units (excluding performance-based restricted stock units, which are detailed further below) (collectively, "restricted stock") during 2021 is summarized below.

		Number of Shares/Units (In millions)	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020		1.7	$421.58
2021:	Granted	0.7	$633.31
	Vested	(0.2)	$374.17
	Forfeited	(0.1)	$440.08
Balance as of December 31, 2021		2.1	$499.85
The Company recognized non-cash stock-based compensation expense related to restricted stock of $221.0 million, $102.5 million, and $29.7 million in 2021, 2020, and 2019, respectively (net of amounts capitalized as inventory, which were not material for each of the three years). As of December 31, 2021, there was $649.1 million of stock-based compensation cost related to unvested restricted stock which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 2.4 years.
c.     Performance-based Restricted Stock Units
Performance-based restricted stock units ("PSUs") have been granted to certain executive officers of the Company. The PSUs will be earned based upon the achievement of predetermined, cumulative total shareholder return goals with respect to the Company's Common Stock price over a specified (generally five-year) period beginning on the grant date. The number of PSUs granted represents the maximum number of units that are eligible to be earned. Depending on the terms of the PSUs and the outcome of the performance goals, a recipient may ultimately earn 0% to 250% (as specified for each PSU grant) of the target number of PSUs granted. As of December 31, 2021 and 2020, 1.3 million PSUs were outstanding with a weighted-average grant date fair value of $209.06 per unit. During the year ended December 31, 2021, the Company did not grant new PSUs and no PSUs were vested, forfeited, or cancelled.
The Company recognized non-cash stock-based compensation expense related to PSUs of $52.0 million and $11.7 million in 2021 and 2019, respectively. The Company did not recognize non-cash stock-based compensation expense related to PSUs in 2020 (as PSUs granted in 2020 were granted on December 31, 2020 and are expensed over the vesting period). As of December 31, 2021, there was $208.0 million of stock-based compensation cost related to unvested PSUs which had not yet been recognized. The Company expects to recognize this compensation cost on a straight-line basis over a period of 4.0 years.
Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of PSUs that were granted during 2020 and 2019.

	2020	2019
Expected volatility	35%	33%
Expected dividend yield	0%	0%
Risk-free interest rate	0.36%	1.63%
13. Employee Savings Plans
The Company maintains the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan, as amended and restated (the "Savings Plan"). The terms of the Savings Plan allow U.S. employees (as defined by the Savings Plan) to contribute to the Savings Plan a percentage of their compensation. In addition, the Company may make discretionary contributions, as defined, to the accounts of participants under the Savings Plan. The Company also maintains additional employee savings plans outside of the United States, which cover eligible employees.
Expenses recognized by the Company related to contributions to such plans were not material during 2021, 2020, and 2019.

14. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. Components of income before income taxes consist of the following:

	Year Ended December 31,
(In millions)	2021	2020	2019
United States	$5,944.7	$2,442.3	$2,011.2
Foreign	3,381.1	1,368.1	417.9
	$9,325.8	$3,810.4	$2,429.1
Components of income tax expense consist of the following:

	Year Ended December 31,
(In millions)	2021	2020	2019
Current:
Federal	$1,429.8	$199.0	$444.6
State	6.2	1.2	1.9
Foreign	(38.4)	21.4	(2.6)
Total current tax expense	1,397.6	221.6	443.9
Deferred:
Federal	(423.2)	109.0	(132.0)
State	(0.6)	(2.0)	(1.7)
Foreign	276.7	(31.4)	3.1
Total deferred tax (benefit) expense	(147.1)	75.6	(130.6)
	$1,250.5	$297.2	$313.3
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Taxation of non-U.S. operations	(2.8)	(1.8)	(1.0)
Stock-based compensation	(2.4)	(7.6)	(2.5)
Foreign-derived intangible income deduction	(1.4)	—	(1.6)
Income tax credits	(1.0)	(2.8)	(4.6)
Sale of non-inventory related assets between foreign subsidiaries	—	(0.8)	—
Other permanent differences	—	(0.2)	1.6
Effective income tax rate	13.4%	7.8%	12.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
(In millions)	2021	2020
Deferred tax assets:
Deferred compensation	$406.6	$436.6
Accrued expenses	262.1	139.8
Fixed assets and intangible assets	257.5	140.5
Deferred revenue	57.3	44.6
Other	16.9	14.9
Total deferred tax assets	1,000.4	776.4

Deferred tax liabilities:
Unrealized gains on investments	(123.5)	(57.7)
Net deferred tax assets	$876.9	$718.7
The Company's federal income tax returns for 2017 through 2020 remain open to examination by the IRS. The Company's 2017 and 2018 federal income tax returns are currently under audit by the IRS. In general, the Company's state income tax returns from 2016 to 2020 remain open to examination. The Company's income tax returns outside of the United States remain open to examination from 2018 to 2020. The United States and many states generally have statutes of limitation ranging from 3 to 5 years; however, those statutes could be extended due to the Company's tax credit carryforward position. In general, tax authorities have the ability to review income tax returns in which the statute of limitation has previously expired to adjust the tax credits generated in those years.
The following table reconciles the beginning and ending amounts of unrecognized tax benefits. The amount of unrecognized tax benefits that, if settled, would impact the effective tax rate is $410.9 million, $267.0 million, and $210.8 million as of December 31, 2021, 2020, and 2019, respectively.

(In millions)	2021	2020	2019
Balance as of January 1	$267.0	$210.8	$189.5
Gross increases related to current year tax positions	182.3	76.6	37.9
Gross increases (decreases) related to prior year tax positions	2.9	7.2	(7.2)
Gross decreases due to settlements and lapse of statutes of limitations	(41.3)	(27.6)	(9.4)
Balance as of December 31	$410.9	$267.0	$210.8
During 2021, the decreases in unrecognized tax benefits related to the Company's federal income tax returns for 2015 and 2016, as these audits are closed. In 2021, 2020, and 2019, the increases in unrecognized tax benefits primarily related to the Company's calculation of certain tax credits and other items related to the Company's international operations.
During 2021, 2020, and 2019, interest expense related to unrecognized tax benefits recorded by the Company was not material. The Company does not believe that it is reasonably possible that the resolution of tax exposures within the next twelve months would have a material impact on its unrecognized tax benefits as of December 31, 2021.
15. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of December 31, 2021 and 2020, the Company's accruals for loss contingencies were not material. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.

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
Second Jury Trial and Appeal. On January 3, 2019, the District Court held oral argument in the remanded proceedings on the Company and the Sanofi defendants' motion for judgment on the pleadings regarding Amgen's willful infringement claim. On January 18, 2019, the District Court entered an order (i) denying the Company and the Sanofi defendants' motion for summary judgment on validity, (ii) denying Amgen's motion for partial summary judgment on estoppel, and (iii) granting the Company and the Sanofi defendants' cross-motion for summary judgment on estoppel. On February 8, 2019, the District Court granted the Company and the Sanofi defendants' motion for judgment on the pleadings, thereby dismissing Amgen's claim of willful infringement. The second jury trial in this litigation (the "Second Trial") was held before the District Court in February 2019 to determine the validity of Amgen's asserted patent claims. On February 25, 2019, the jury returned a verdict in the Second Trial generally in favor of Amgen, finding that two claims of the '165 Patent and one claim of the '741 Patent were not invalid. The jury also found that two claims of the '165 Patent were invalid for lack of adequate written description while rejecting the lack of enablement challenges to those two claims. On August 28, 2019, the District Court ruled as a matter of law that Amgen's asserted patent claims are invalid based on lack of enablement. The District Court also conditionally denied the Company and the Sanofi defendants' motion for a new trial. On October 23, 2019, Amgen filed a notice of appeal of the District Court's decision with the Federal Circuit. An oral hearing before the Federal Circuit was held on December 9, 2020. On February 11, 2021, the Federal Circuit affirmed the District Court's decision that certain of Amgen's asserted patent claims are invalid based on lack of enablement. On April 14, 2021, Amgen filed a petition for a rehearing en banc, which was denied on June 21, 2021. On November 18, 2021, Amgen filed a petition for writ of certiorari with the United States Supreme Court.
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
Europe
On September 30, 2016, Sanofi initiated a revocation proceeding in the United Kingdom to invalidate the U.K. counterpart of European Patent No. 2,292,665 (the "'665 Patent"), another patent owned by Immunex relating to antibodies that bind the human interleukin-4 receptor. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending EPO opposition proceedings initiated by the Company and Sanofi in relation to the '665 Patent. The oral hearing before the EPO on the oppositions occurred on November 20, 2017, at which the claims of the '665 Patent were found invalid and the patent was revoked. A final written decision of revocation of the '665 Patent was issued by the EPO on January 4, 2018. Immunex filed a notice of appeal of the EPO's decision on January 31, 2018, and an oral hearing before the TBA has been scheduled for March 10–11, 2022. On September 20, 2017 and September 21, 2017, respectively, the Company and Sanofi initiated opposition proceedings in the EPO against Immunex's European Patent No. 2,990,420 (the "'420 Patent"), a divisional patent of the '665 Patent (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '665 Patent but contains claims to a different invention). The oral hearing before the EPO on the oppositions occurred on February 14–15, 2019, at which the '420 Patent was revoked in its entirety. Immunex filed a notice of appeal of the EPO's decision on May 31, 2019, and an oral hearing before the TBA has been scheduled for March 10–11, 2022. The original patent term of the Immunex patents expired in May 2021.
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
On May 5, 2021, Mylan Pharmaceuticals Inc. filed IPR petitions in the USPTO against the Company's U.S. Patent Nos. 9,254,338 (the "'338 Patent") and 9,669,069 (the "'069 Patent") seeking declarations of invalidity of the '338 Patent and the '069 Patent. On November 10, 2021, the USPTO issued a decision instituting both IPR proceedings. On December 9, 2021, Apotex Inc. and Celltrion, Inc. each filed two separate IPR petitions against the Company's '338 and '069 Patents requesting that their IPRs be instituted and joined with the IPR proceedings initiated by Mylan concerning the '338 and '069 Patents.
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
On June 19, 2020, Novartis also filed a patent infringement lawsuit (as amended on August 2, 2021) in the U.S. District Court for the Northern District of New York asserting claims of the '631 Patent and seeking preliminary and permanent injunctions to prevent the Company from continuing to infringe the '631 Patent. Novartis also seeks a judgment of patent infringement of the '631 Patent, monetary damages (together with interest), an order of willful infringement of the '631 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuits, and attorneys' fees. On July 30, 2020, the court granted the Company's motion to stay these proceedings until a determination in the ITC proceedings discussed above, including any appeals therefrom, becomes final. On June 11, 2021, the court, at the request of Novartis, lifted the stay. On November 5, 2021, the Company filed a motion to stay these proceedings in light of the pending IPR proceeding discussed below. On January 31, 2022, the court denied the Company's motion to stay these proceedings.
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
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). The Company is also seeking injunctive relief and treble damages. On September 4, 2020, Novartis filed, and Vetter moved to join, a motion to dismiss the complaint, to transfer the lawsuit to the Northern District of New York, or to stay the suit; and on October 19, 2020, Novartis filed, and Vetter moved to join, a second motion to dismiss the complaint on different grounds. On January 25, 2021, the Company filed an amended complaint seeking a judgment that Novartis's conduct violates Section 2 of the Sherman Antitrust Act based on additional grounds, as well as a judgment of tortious interference with contract. On February 22, 2021, Novartis filed, and Vetter moved to join, a motion to dismiss the amended complaint. On September 21, 2021, the court granted Novartis and Vetter's motion to transfer this lawsuit to the Northern District of New York. As a result, this lawsuit was transferred to the same judge that had been assigned to the patent infringement lawsuit discussed above. On November 5, 2021, the Company filed a motion to stay these proceedings in light of the pending IPR proceeding discussed above. On January 31, 2022, the court denied the Company's motion to stay these proceedings and granted Novartis and Vetter's motion to dismiss the amended complaint.
Proceedings Related to "Most Favored Nation" Interim Final Rule
On December 11, 2020, the Company filed a lawsuit in the United States District Court for the Southern District of New York against the U.S. Department of Health and Human Services, the Secretary of HHS, the Centers for Medicare & Medicaid Services ("CMS"), and the Administrator of CMS seeking declaratory and injunctive relief related to the interim final rule with comment period entitled "Most Favored Nation (MFN) Model" issued on November 20, 2020 by HHS, acting through CMS (the "MFN Rule"). On the same day, the Company filed a motion for a preliminary injunction and temporary restraining order, seeking to prevent implementation of the MFN Rule. On December 22, 2020, the court heard oral argument on the Company's motion for a preliminary injunction and temporary restraining order. On December 31, 2020, the court granted the Company's motion and issued a preliminary injunction. On February 2, 2021, the government stated to the court that the Solicitor General had determined not to appeal the preliminary injunction. On February 10, 2021, the court entered a 90-day stay of the litigation and subsequently extended the stay, with the most recent 60-day extension granted on January 4, 2022. On December 27, 2021, CMS published a final rule that rescinds the MFN Rule effective February 28, 2022.
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
Proceedings Relating to REGEN-COV (casirivimab and imdevimab)
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit (as amended on April 8, 2021) against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221 (the "'221 Patent"). Allele seeks a judgment of patent infringement of the '221 Patent, an award of monetary damages (together with interest), an order of willful infringement of the '221 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuit, and attorneys' fees. On July 16, 2021, the Company filed a motion to dismiss the complaint. An oral hearing has been scheduled for March 2, 2022.

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
In September 2019, the Company and Regeneron Healthcare Solutions, Inc., a wholly-owned subsidiary of the Company, each received a civil investigative demand ("CID") from the U.S. Department of Justice pursuant to the federal False Claims Act relating to remuneration paid to physicians in the form of consulting fees, advisory boards, speaker fees, and payment or reimbursement for travel and entertainment allegedly in violation of the federal Anti-Kickback Statute. The CIDs relate to EYLEA, Praluent, Dupixent, ZALTRAP, ARCALYST, and Kevzara and cover the period from January 2015 to the present. On June 3, 2021, the United States District Court for the Central District of California unsealed a qui tam complaint filed against the Company, Regeneron Healthcare Solutions, Inc., and Sanofi-Aventis U.S. LLC by two qui tam plaintiffs (known as relators) purportedly on behalf the United States and various states (the "State Plaintiffs"), asserting causes of action under the federal False Claims Act and state law. Also on June 3, 2021, the United States and the State Plaintiffs notified the court of their decision to decline to intervene in the case. On October 29, 2021, the qui tam plaintiffs filed an amended complaint in this matter. On January 14, 2022, the Company filed a motion to dismiss the amended complaint in its entirety.
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
Proceedings Initiated by UnitedHealthcare
On December 17, 2020, UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging UHC has been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. UHC alleges causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act (the "RICO Act") and seeks monetary damages and equitable relief. On March 1, 2021, the Company filed a motion to dismiss the complaint in its entirety. On March 25, 2021, UHC filed an amended complaint; and, on April 22, 2021, the Company filed a motion to dismiss this amended complaint in its entirety. On December 29, 2021, this lawsuit was stayed pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts discussed under "Department of Justice Matters" above.
Proceedings Initiated by Humana
On July 22, 2021, Humana Inc. ("Humana") filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging Humana has been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. Humana alleges causes of action under state law and the RICO Act and seeks monetary damages and equitable relief. On September 27, 2021, the Company filed a motion to dismiss the complaint in its entirety. On December 29, 2021, this lawsuit was stayed pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts discussed under "Department of Justice Matters" above.
Proceedings Initiated by Blue Cross and Blue Shield
On December 20, 2021, Blue Cross and Blue Shield of Massachusetts, Inc. and Blue Cross and Blue Shield of Massachusetts HMO Blue, Inc. (collectively, "BCBS") filed a lawsuit against the Company in the U.S. District Court for the District of Massachusetts alleging BCBS has been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. BCBS alleges causes of action under state law and the RICO Act and seeks monetary damages and equitable relief.

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
16. Net Income Per Share
The calculations of basic and diluted net income per share are as follows:

	Year Ended December 31,
(In millions, except per share data)	2021	2020	2019
Net income - basic and diluted	$8,075.3	$3,513.2	$2,115.8

Weighted average shares - basic	105.7	107.6	109.2
Effect of dilutive securities:
Stock options	5.4	7.0	5.4
Restricted stock awards and restricted stock units	1.1	0.5	—
Weighted average shares - diluted	112.2	115.1	114.6

Net income per share - basic	$76.40	$32.65	$19.38
Net income per share - diluted	$71.97	$30.52	$18.46
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Year Ended December 31,
(Shares in millions)	2021	2020	2019
Stock options	2.9	2.7	18.4

17. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	December 31,
(In millions)	2021	2020	2019
Cash and cash equivalents	$2,885.6	$2,193.7	$1,617.8
Restricted cash included in Other noncurrent assets	12.5	13.6	12.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$2,898.1	$2,207.3	$1,630.3
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable, accrued expenses, and other liabilities as of December 31, 2021, 2020, and 2019 were $74.8 million, $83.6 million, and $133.7 million, respectively, of accrued capital expenditures.