Form 10-Q
period 2022-03-31
REGENERON PHARMACEUTICALS, INC.
filed 2022-05-04
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of April 12, 2022:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,818,146
Common Stock, $.001 par value	108,028,048

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,345.7	$2,885.6
Marketable securities	3,704.9	2,809.1
Accounts receivable, net	4,839.0	6,036.5
Inventories	1,991.5	1,951.3
Prepaid expenses and other current assets	424.9	332.4
Total current assets	14,306.0	14,014.9

Marketable securities	7,084.0	6,838.0
Property, plant, and equipment, net	3,556.4	3,482.2
Deferred tax assets	1,140.3	876.9
Other noncurrent assets	262.0	222.8
Total assets	$26,348.7	$25,434.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$470.3	$564.0
Accrued expenses and other current liabilities	2,046.0	2,206.8
Finance lease liabilities	—	719.7
Deferred revenue	491.3	442.0
Total current liabilities	3,007.6	3,932.5

Long-term debt	1,980.4	1,980.0
Finance lease liabilities	720.0	—
Deferred revenue	33.5	73.3
Other noncurrent liabilities	692.5	680.2
Total liabilities	6,434.0	6,666.0

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,823,823 in 2022 and 2021	—	—
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 127,623,390 in 2022 and 126,244,444 in 2021	0.1	0.1
Additional paid-in capital	8,754.1	8,087.5
Retained earnings	19,941.8	18,968.3
Accumulated other comprehensive loss	(170.1)	(26.2)
Treasury Stock, at cost; 19,940,149 shares in 2022 and 19,392,961 shares in 2021	(8,611.2)	(8,260.9)
Total stockholders' equity	19,914.7	18,768.8
Total liabilities and stockholders' equity	$26,348.7	$25,434.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Statements of Operations
Revenues:
Net product sales	$1,638.6	$1,724.3
Collaboration revenue	1,232.5	754.4
Other revenue	94.0	50.0
	2,965.1	2,528.7

Expenses:
Research and development	843.8	742.9
Acquired in-process research and development	28.1	—
Selling, general, and administrative	450.0	405.6
Cost of goods sold	207.3	183.2
Cost of collaboration and contract manufacturing	197.6	124.8
Other operating (income) expense, net	(20.2)	(40.5)
	1,706.6	1,416.0

Income from operations	1,258.5	1,112.7

Other income (expense):
Other (expense) income, net	(183.8)	154.9
Interest expense	(13.6)	(14.6)
	(197.4)	140.3

Income before income taxes	1,061.1	1,253.0

Income tax expense	87.6	137.8

Net income	$973.5	$1,115.2

Net income per share - basic	$9.12	$10.58
Net income per share - diluted	$8.61	$10.09

Weighted average shares outstanding - basic	106.8	105.4
Weighted average shares outstanding - diluted	113.1	110.5

Statements of Comprehensive Income
Net income	$973.5	$1,115.2
Other comprehensive income (loss), net of tax:
Unrealized loss on debt securities	(144.9)	(13.3)
Unrealized gain on cash flow hedges	1.0	0.2
Comprehensive income	$829.6	$1,102.1

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	1.8	$—	126.2	$0.1	$8,087.5	$18,968.3	$(26.2)	(19.4)	$(8,260.9)	$18,768.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.6	—	593.7	—	—	—	—	593.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(105.8)	—	—	—	—	(105.8)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.8	—	—	—	1.7	14.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.5)	(352.0)	(352.0)
Stock-based compensation charges	—	—	—	—	165.9	—	—	—	—	165.9
Net income	—	—	—	—	—	973.5	—	—	—	973.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(143.9)	—	—	(143.9)
Balance, March 31, 2022	1.8	$—	127.6	$0.1	$8,754.1	$19,941.8	$(170.1)	(19.9)	$(8,611.2)	$19,914.7

Balance, December 31, 2020	1.8	$—	121.5	$0.1	$6,716.2	$10,893.0	$29.3	(16.4)	$(6,613.3)	$11,025.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.5	—	93.9	—	—	—	—	93.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(66.4)	—	—	—	—	(66.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	8.5	—	—	—	1.5	10.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.7)	(323.5)	(323.5)
Stock-based compensation charges	—	—	—	—	135.6	—	—	—	—	135.6
Net income	—	—	—	—	—	1,115.2	—	—	—	1,115.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13.1)	—	—	(13.1)
Balance, March 31, 2021	1.8	$—	121.9	$0.1	$6,887.8	$12,008.2	$16.2	(17.1)	$(6,935.3)	$11,977.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$973.5	$1,115.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.3	67.4
Stock-based compensation expense	166.9	130.9
Losses (gains) on marketable and other securities, net	204.5	(144.4)
Other non-cash items, net	84.3	28.7
Deferred taxes	(225.0)	10.1
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,197.5	(58.3)
Increase in inventories	(88.6)	(252.8)
Increase in prepaid expenses and other assets	(44.8)	(50.0)
Increase (decrease) in deferred revenue	9.5	(143.6)
Decrease in accounts payable, accrued expenses, and other liabilities	(250.4)	(34.7)
Total adjustments	1,128.2	(446.7)
Net cash provided by operating activities	2,101.7	668.5

Cash flows from investing activities:
Purchases of marketable and other securities	(2,309.8)	(1,360.0)
Sales or maturities of marketable and other securities	746.3	416.3
Capital expenditures	(141.8)	(115.3)
Net cash used in investing activities	(1,705.3)	(1,059.0)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	521.6	95.0
Payments in connection with Common Stock tendered for employee tax obligations	(98.8)	(154.5)
Repurchases of Common Stock	(358.1)	(306.9)
Net cash provided by (used in) financing activities	64.7	(366.4)

Net increase (decrease) in cash, cash equivalents, and restricted cash	461.1	(756.9)

Cash, cash equivalents, and restricted cash at beginning of period	2,898.1	2,207.3

Cash, cash equivalents, and restricted cash at end of period	$3,359.2	$1,450.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Financial Statements
Basis of Presentation
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2021 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Beginning with the first quarter of 2022, the Company added a new line item, Acquired in-process research and development, to its Condensed Consolidated Statements of Operations and Comprehensive Income. This line item includes in-process research and development acquired in connection with asset acquisitions as well as up-front/opt-in payments related to license and collaboration agreements. Amounts recorded in this line item for the three months ended March 31, 2022 would have historically been recorded to Research and development expenses. No such amounts were recorded for the three months ended March 31, 2021.

2. Product Sales
Net product sales consist of the following:

(In millions)	Three Months Ended March 31,
Net Product Sales in the United States	2022		2021
EYLEA®	$1,517.6		$1,347.0
Libtayo®	78.9		69.1
Praluent®	33.6		43.3
REGEN-COV®*	—		262.2
Evkeeza®	8.5		0.5
ARCALYST®	—	**	2.2
	$1,638.6		$1,724.3

* Net product sales of REGEN-COV in the United States relate to product sold in connection with our agreements with the U.S. government. See Note 3 for further details.
** Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States. Previously, the Company recorded net product sales of ARCALYST in the United States.
As of March 31, 2022 and December 31, 2021, the Company had $3.664 billion and $5.059 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2022 and 2021. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended March 31,
	2022	2021
Besse Medical, a subsidiary of AmerisourceBergen Corporation	55%	46%
McKesson Corporation	30%	29%
U.S. government	—%	13%

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2022	2021
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Collaboration revenue	$415.3	$260.6
Sales-based milestone earned	Collaboration revenue	$50.0	$—
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$160.8	$105.6
Reimbursement of research and development expenses	Reduction of Research and development expense	$36.5	$30.1
Regeneron's obligation for its share of Sanofi research and development expenses	Research and development expense	$(9.7)	$(11.9)
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$91.7	$60.4

Immuno-oncology:
Regeneron's share of profits (losses) in connection with commercialization of Libtayo outside the United States	Collaboration revenue	$2.8	$(6.1)
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$2.0	$4.7
Reimbursement of research and development expenses	Reduction of Research and development expense	$21.5	$21.9
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$19.0	$18.5
Regeneron's obligation for its share of Sanofi commercial expenses	Selling, general, and administrative expense	$(9.2)	$(7.7)
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(32.3)	$(30.4)
Amounts recognized in connection with up-front payments received	Other operating income	$18.1	$22.9
Antibody
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"), which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab. Under the terms of the Antibody License and Collaboration Agreement, Sanofi is generally responsible for funding 80%–100% of agreed-upon development costs.
Sanofi leads commercialization activities for products under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. In addition to profit and loss sharing, the Company is entitled to receive sales milestone payments from Sanofi. During the three months ended March 31, 2022, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $100.0 million in additional sales milestone payments from Sanofi, which includes the next sales milestone payment of $50.0 million that would be earned when such sales outside the United States exceed $2.5 billion on a rolling twelve-month basis.

The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	March 31,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$500.4	$504.8
Deferred revenue	$380.2	$368.7
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
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	March 31,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$4.9	$(22.5)
Deferred revenue	$21.1	$16.0
Other liabilities	$258.0	$276.1
Other liabilities include up-front payments received from Sanofi for which recognition has been deferred.
The aggregate amount of the estimated consideration under the IO Collaboration related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of March 31, 2022 was $532.8 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
b. Bayer
The Company is party to a license and collaboration agreement with Bayer for the global development and commercialization of EYLEA (aflibercept) and aflibercept 8 mg outside the United States. All agreed-upon development expenses incurred by the Company and Bayer are shared equally.
Bayer markets EYLEA outside the United States and the companies share equally in profits and losses from sales. In Japan, the Company was entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net product sales through 2021, and effective January 1, 2022, the companies share equally in profits and losses from sales.

Amounts recognized in our Statements of Operations in connection with our Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2022	2021
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	Collaboration revenue	$338.4	$308.9
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$25.0	$13.9
One-time payment in connection with change in Japan arrangement	Collaboration revenue	$21.9	$—
Reimbursement of research and development expenses	Reduction of Research and development expense	$11.1	$10.8
Regeneron's obligation for its share of Bayer research and development expenses	Research and development expense	$(10.8)	$(12.5)
The following table summarizes contract balances in connection with our Bayer collaboration:

	March 31,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$344.8	$355.5
Deferred revenue	$122.4	$129.4
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
Amounts recognized in our Statements of Operations in connection with the Teva Collaboration Agreement were not material for the three months ended March 31, 2022 and 2021. In addition, contract balances in our Balance Sheets were not material as of March 31, 2022 and December 31, 2021.
The aggregate amount of the estimated consideration under the Teva Collaboration Agreement related to the Company's obligation that was unsatisfied (or partially unsatisfied) as of March 31, 2022 was $83.6 million. This amount is expected to be recognized over the remaining period in which the Company is obligated to satisfy its obligation in connection with performing development activities.
d. U.S. Government
In 2020, we announced an expansion of our Other Transaction Agreement with the Biomedical Advanced Research Development Authority ("BARDA"), pursuant to which the U.S. Department of Health and Human Services ("HHS") was obligated to fund certain of our costs incurred for research and development activities related to COVID-19 treatments.
In 2020 and 2021, we entered into agreements to manufacture and deliver filled and finished drug product of REGEN-COV (casirivimab and imdevimab) to the U.S. government. In connection with one of our 2021 agreements, Roche supplied a portion of the doses to Regeneron to fulfill our agreement with the U.S. government (see "Roche" below for further details regarding our collaboration agreement with Roche).
As of December 31, 2021, the Company had completed its final deliveries of drug product under its agreements with the U.S. government. See Note 2 for REGEN-COV net product sales recognized during 2021.

e. Roche
In 2020, we entered into a collaboration agreement (the "Roche Collaboration Agreement") with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve™ in other countries). We lead global development activities for casirivimab and imdevimab, and the parties jointly fund certain studies.
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
Amounts recognized in our Statements of Operations in connection with the Roche Collaboration Agreement are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2022	2021
Global gross profit payment from Roche in connection with sales of Ronapreve	Collaboration revenue	$216.3	$66.8
Reimbursement of research and development expenses from Roche was $86.8 million for the three months ended March 31, 2021. Such amounts were not material for the three months ended March 31, 2022.
The following table summarizes contract balances in connection with the Roche Collaboration Agreement:

	March 31,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$204.3	$—
Accrued expenses and other current liabilities	$—	$268.8
f. Alnylam
In 2018, the Company and Alnylam Pharmaceuticals, Inc. entered into a collaboration to discover RNA interference ("RNAi") therapeutics for NASH and potentially other related diseases, as well as to research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts (including ALN-HSD, which is currently in clinical development). The parties share equally, on an ongoing basis, development expenses for ALN-HSD.
In 2019, the parties entered into a global, strategic collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. For each program, we provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-commercialization collaboration agreement structure (under which the parties are advancing ALN-APP, which is currently in clinical development) or a license agreement.
In addition, during 2019, the parties entered into a Co-Commercialization Collaboration Agreement for a silencing RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination product consisting of such siRNA therapeutic (cemdisiran) and a fully human monoclonal antibody being developed by the Company (pozelimab), with the Company as the licensee. Under the C5 siRNA Co-Commercialization Collaboration Agreement, the parties share costs equally and under the License Agreement, the licensee is responsible for its own costs and expenses.

Amounts recognized in our Statements of Operations in connection with the Alnylam agreements described above were not material for the three months ended March 31, 2022 and 2021. In addition, contract balances in our Balance Sheets were not material as of March 31, 2022 and December 31, 2021.
g. Checkmate
In April 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Checkmate Pharmaceuticals, Inc. at a total equity value of approximately $250 million. On May 2, 2022, the Company commenced a tender offer to acquire any and all outstanding shares of common stock of Checkmate at a price of $10.50 per share, to be paid to each shareholder tendering Checkmate shares in cash, without interest, subject to reduction for any applicable withholding taxes. The consummation of the tender offer is subject to certain conditions, including the tender of at least a majority of the outstanding shares of Checkmate common stock, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions. If the tender offer is successfully consummated, the Company will acquire all shares not acquired in the tender offer through a merger that does not require the vote of Checkmate stockholders. The transaction is expected to close in mid-2022.
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

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Net income - basic and diluted	$973.5	$1,115.2

Weighted average shares - basic	106.8	105.4
Effect of dilutive securities:
Stock options	5.0	4.5
Restricted stock awards and restricted stock units	1.3	0.6
Weighted average shares - diluted	113.1	110.5

Net income per share - basic	$9.12	$10.58
Net income per share - diluted	$8.61	$10.09
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended March 31,
(Shares in millions)	2022	2021
Stock options	2.2	5.0

5. Marketable Securities
Marketable securities as of March 31, 2022 and December 31, 2021 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of March 31, 2022	Cost Basis	Gains	Losses	Value
Corporate bonds	$8,422.3	$1.3	$(207.4)	$8,216.2
U.S. government and government agency obligations	385.8	—	(3.9)	381.9
Sovereign bonds	55.2	—	(1.5)	53.7
Commercial paper	712.7	—	(1.3)	711.4
Certificates of deposit	344.2	—	(0.9)	343.3
Asset-backed securities	44.9	—	(1.2)	43.7
	$9,965.1	$1.3	$(216.2)	$9,750.2

As of December 31, 2021
Corporate bonds	$7,518.4	$10.2	$(40.9)	$7,487.7
U.S. government and government agency obligations	109.0	0.3	(0.8)	108.5
Sovereign bonds	64.4	0.3	(0.3)	64.4
Commercial paper	439.7	—	(0.1)	439.6
Certificates of deposit	255.2	—	(0.1)	255.1
Asset-backed securities	42.0	—	(0.1)	41.9
	$8,428.7	$10.8	$(42.3)	$8,397.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of March 31, 2022 mature at various dates through March 2027. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	March 31,	December 31,
(In millions)	2022	2021
Maturities within one year	$3,704.9	$2,809.1
Maturities after one year through five years	6,045.3	5,588.1
	$9,750.2	$8,397.2

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of March 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$7,269.3	$(194.2)	$212.9	$(13.2)	$7,482.2	$(207.4)
U.S. government and government agency obligations	326.2	(3.8)	1.2	(0.1)	327.4	(3.9)
Sovereign bonds	44.7	(1.5)	—	—	44.7	(1.5)
Commercial paper	666.5	(1.3)	—	—	666.5	(1.3)
Certificates of deposit	324.5	(0.9)	—	—	324.5	(0.9)
Asset-backed securities	43.7	(1.2)	—	—	43.7	(1.2)
	$8,674.9	$(202.9)	$214.1	$(13.3)	$8,889.0	$(216.2)

As of December 31, 2021
Corporate bonds	$5,889.3	$(40.9)	$—	$—	$5,889.3	$(40.9)
U.S. government and government agency obligations	90.0	(0.8)	—	—	90.0	(0.8)
Sovereign bonds	37.0	(0.3)	—	—	37.0	(0.3)
Commercial paper	295.7	(0.1)	—	—	295.7	(0.1)
Certificates of deposit	169.4	(0.1)	—	—	169.4	(0.1)
Asset-backed securities	34.9	(0.1)	—	—	34.9	(0.1)
	$6,516.3	$(42.3)	$—	$—	$6,516.3	$(42.3)
For the three months ended March 31, 2022, realized gains and losses on sales of marketable securities were not material. For the three months ended March 31, 2021, realized gains were not material and there were no realized losses on sales of marketable securities.
With respect to marketable securities, for the three months ended March 31, 2022 and 2021, amounts reclassified from Accumulated other comprehensive loss into Other (expense) income, net were related to realized gains and losses on sales of available-for-sale debt securities.

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

(In millions)		Fair Value Measurements at Reporting Date
As of March 31, 2022	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$8,216.2	$—	$8,216.2
U.S. government and government agency obligations	381.9	—	381.9
Sovereign bonds	53.7	—	53.7
Commercial paper	711.4	—	711.4
Certificates of deposit	343.3	—	343.3
Asset-backed securities	43.7	—	43.7
Equity securities (unrestricted)	43.9	43.9	—
Equity securities (restricted)	994.8	994.8	—
	$10,788.9	$1,038.7	$9,750.2

As of December 31, 2021
Available-for-sale debt securities:
Corporate bonds	$7,487.7	$—	$7,487.7
U.S. government and government agency obligations	108.5	—	108.5
Sovereign bonds	64.4	—	64.4
Commercial paper	439.6	—	439.6
Certificates of deposit	255.1	—	255.1
Asset-backed securities	41.9	—	41.9
Equity securities (unrestricted)	58.4	58.4	—
Equity securities (restricted)	1,191.5	1,191.5	—
	$9,647.1	$1,249.9	$8,397.2
The Company held certain restricted equity securities as of March 31, 2022 which are subject to transfer restrictions that expire at various dates through 2024.
During the three months ended March 31, 2022 and 2021, we recorded $211.2 million of net unrealized losses and $143.9 million of net unrealized gains, respectively, on equity securities in Other (expense) income, net.
In addition to the investments summarized in the table above, as of March 31, 2022 and December 31, 2021, the Company had $46.7 million and $40.0 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of our long-term debt (see Note 8), which was determined based on Level 2 inputs, was estimated to be $1.686 billion and $1.887 billion as of March 31, 2022 and December 31, 2021, respectively.

7. Inventories
Inventories consist of the following:

	March 31,	December 31,
(In millions)	2022	2021
Raw materials	$773.5	$721.9
Work-in-process	644.9	707.2
Finished goods	47.3	73.7
Deferred costs	525.8	448.5
	$1,991.5	$1,951.3
Inventory balances in the table above are net of reserves of $566.5 million and $510.0 million as of March 31, 2022 and December 31, 2021, respectively. Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Debt
In 2020, we issued and sold $1.250 billion aggregate principal amount of senior unsecured notes due 2030 and $750 million aggregate principal amount of senior unsecured notes due 2050. Long-term debt in connection with our senior unsecured notes (collectively, the "Notes"), net of underwriting discounts and offering expenses, consists of the following:

	March 31,	December 31,
(In millions)	2022	2021
1.750% Senior Notes due September 2030	$1,240.2	$1,239.9
2.800% Senior Notes due September 2050	740.2	740.1
	$1,980.4	$1,980.0
Interest expense related to the Notes was $11.1 million for each of the three months ended March 31, 2022, and 2021.
9. Leases
In March 2022, we entered into a Second Amended and Restated Lease and Remedies Agreement (the "Restated Lease") with BA Leasing BSC, LLC, an affiliate of Banc of America Leasing & Capital, LLC ("BAL"), as lessor (the "Lessor"), which amends, restates, and extends our lease of laboratory and office facilities in Tarrytown, New York (the "Facility"). In March 2022, we also entered into a Second Amended and Restated Participation Agreement (the "Restated Participation Agreement") with Bank of America, N.A., as administrative agent, the Lessor, and a syndicate of financial institutions as rent assignees (collectively with the Lessor, the "Participants"), which amends and restates the original Participation Agreement entered into in March 2017.
The original Participation Agreement and certain related agreements were amended and restated in order to, among other things, (i) effect a five-year extension of the original March 2022 maturity date of the $720.0 million lease financing (which was previously advanced in March 2017 to finance the purchase price for the Facility) and the end of the term of our lease of the Facility from the Lessor to March 2027, at which time all amounts outstanding thereunder will become due and payable in full, and (ii) modify the rate of the interest or yield that is payable to the Participants. In accordance with the terms of the Restated Lease, we continue to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Restated Lease in an amount equal to a variable rate per annum, which was modified in connection with the Restated Lease, to be an adjusted one-month forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR"), plus an applicable margin that varies with our debt rating and total leverage ratio.
The Restated Participation Agreement and Restated Lease include an option for us to elect to further extend the maturity date of the Restated Participation Agreement and the term of the Restated Lease for an additional five-year period, subject to the consent of all the Participants and certain other conditions. We also have the option prior to the end of the term of the Restated Lease to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Participants' advances under the Restated Participation Agreement, all accrued and unpaid yield thereon, and all other outstanding amounts under the Restated Participation Agreement, Restated Lease, and certain related documents or (b) sell the Facility to a third party on behalf of the Lessor.

Consistent with the original lease, the Restated Lease continues to be classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Restated Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in our $750.0 million revolving credit facility. The Company was in compliance with all such covenants as of March 31, 2022.
10. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 8.3% and 11.0% for the three months ended March 31, 2022 and 2021, respectively. The Company's effective tax rate for the three months ended March 31, 2022 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and stock-based compensation. The Company's effective tax rate for the three months ended March 31, 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by the reversal of liabilities related to uncertain tax positions, stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and federal tax credits for research activities.
11. Stockholders' Equity
Share Repurchase Programs
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
In November 2021, our board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase program above. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. During the three months ended March 31, 2022, we repurchased 566,973 shares of our Common Stock under the program and recorded the cost of the shares received, or $352.0 million, as Treasury Stock. As of March 31, 2022, $2.493 billion remained available for share repurchases under the November 2021 program.
12. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	March 31,
(In millions)	2022	2021
Cash and cash equivalents	$3,345.7	$1,437.9
Restricted cash included in Other noncurrent assets	13.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$3,359.2	$1,450.4
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	March 31,	December 31,	March 31,	December 31,
(In millions)	2022	2021	2021	2020
Accrued capital expenditures	$80.7	$74.8	$75.6	$83.6

13. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of March 31, 2022 and December 31, 2021, the Company's accruals for loss contingencies were not material. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
Proceedings Relating to Praluent (alirocumab) Injection
As described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and below, the Company is currently a party to patent infringement actions initiated by Amgen Inc. (and/or its affiliated entities) against the Company and/or Sanofi (and/or the Company's and Sanofi's respective affiliated entities) in a number of jurisdictions relating to Praluent. See Note 3 of the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the Company's and Sanofi's arrangement regarding the costs resulting from or associated with such actions.
United States
In the United States, Amgen has asserted claims of U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and sought a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. As previously reported, on February 11, 2021, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed the lower court's decision that certain of Amgen's asserted patent claims are invalid based on lack of enablement. On April 14, 2021, Amgen filed a petition for a rehearing en banc with the Federal Circuit, which was denied on June 21, 2021. On November 18, 2021, Amgen filed a petition for writ of certiorari with the United States Supreme Court.
Europe
Amgen has asserted European Patent No. 2,215,124 (the "'124 Patent"), which pertains to PCSK9 monoclonal antibodies, in certain countries in Europe. In October 2020, the '124 Patent claims directed to compositions of matter and medical use relevant to Praluent were ruled invalid based on a lack of inventive step by the Technical Board of Appeal (the "TBA") of the European Patent Office (the "EPO"). Following the EPO's decision, each of the '124 Patent infringement proceedings initiated by Amgen against the Company and certain of Sanofi's affiliated entities in these countries was dismissed, including in Germany. The dismissal in Germany followed an earlier finding of infringement and granting of an injunction, both of which were subsequently overturned. As a result of the overturned injunction in Germany discussed in the preceding sentence, the Company and/or certain of Sanofi's affiliated entities are seeking damages caused by Amgen's enforcement of the injunction. As part of its opposition to these damages claims, on March 23, 2022, Amgen filed a counterclaim that asserted the German designation of European Patent No. 2,641,917 (the "'917 Patent") and seeks, among other things, a judgment of patent infringement, injunctive relief, and monetary damages. The '917 Patent is a divisional patent of the '124 Patent discussed above (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '124 Patent but contains claims to a different invention). The '917 Patent is also subject to opposition proceedings in the EPO, which were initiated by Sanofi on May 5, 2021. An oral hearing before the EPO has been scheduled for February 21, 2023.
Proceedings Relating to Dupixent (dupilumab) Injection
On September 30, 2016, Sanofi initiated a revocation proceeding in the United Kingdom to invalidate the U.K. counterpart of European Patent No. 2,292,665 (the "'665 Patent"), a patent owned by Immunex Corporation relating to antibodies that bind the human interleukin-4 receptor. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the EPO opposition proceedings initiated by the Company and Sanofi in relation to the '665 Patent. The oral hearing before the EPO on the oppositions occurred on November 20, 2017, at which the claims of the '665 Patent were found invalid and the patent was revoked. A final written decision of revocation of the '665 Patent was issued by the EPO on January 4, 2018. Immunex filed a notice of appeal of the EPO's decision on January 31, 2018, which appeal was withdrawn at an oral hearing before the TBA on March 10, 2022 following the TBA's ruling discussed below. On September 20, 2017 and September 21, 2017, respectively, the Company and Sanofi initiated opposition proceedings in the EPO against Immunex's European Patent No. 2,990,420 (the "'420 Patent"), a divisional patent of the '665 Patent (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '665

Patent but contains claims to a different invention). The oral hearing before the EPO on the oppositions occurred on February 14–15, 2019, at which the '420 Patent was revoked in its entirety. Immunex filed a notice of appeal of the EPO's decision on May 31, 2019. At an oral hearing before the TBA on March 10, 2022, the TBA maintained the invalidity and revocation of the '420 Patent. The original patent term of the Immunex patents expired in May 2021.
Proceedings Relating to EYLEA (aflibercept) Injection
On February 11, 2020, anonymous parties filed two requests for ex parte reexamination of the Company's U.S. Patent Nos. 10,406,226 and 10,464,992, and the United States Patent and Trademark Office ("USPTO") has granted both requests to initiate reexamination proceedings.
On May 5, 2021, Mylan Pharmaceuticals Inc. filed inter partes review ("IPR") petitions in the USPTO against the Company's U.S. Patent Nos. 9,254,338 (the "'338 Patent") and 9,669,069 (the "'069 Patent") seeking declarations of invalidity of the '338 Patent and the '069 Patent. On November 10, 2021, the USPTO issued a decision instituting both IPR proceedings. On December 9, 2021, Apotex Inc. and Celltrion, Inc. each filed two separate IPR petitions against the Company's '338 and '069 Patents requesting that their IPRs be instituted and joined with the IPR proceedings initiated by Mylan concerning the '338 and '069 Patents, which petitions were granted on February 9, 2022. An oral hearing has been scheduled for August 10, 2022.
On September 7, 2021, Celltrion, Inc. filed a post-grant review ("PGR") petition in the USPTO against the Company's U.S. Patent No. 10,857,231 (the "'231 Patent") seeking a declaration of invalidity of the '231 Patent. On March 14, 2022, the Company filed a Notice of Disclaimer with the USPTO, disclaiming all claims of the '231 Patent. As a result, on March 15, 2022, the USPTO denied institution of Celltrion's PGR petition.
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
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration of invalidity of the '631 Patent on two separate grounds. On January 15, 2021, the USPTO declined to institute an IPR proceeding on procedural grounds in light of the pending ITC investigation discussed above; the other IPR petition has been withdrawn. Following Novartis's motion to terminate the ITC investigation discussed above, on April 16, 2021 the Company filed a new IPR petition seeking a declaration of invalidity of the '631 Patent based on the same grounds that were the basis for the OUII staff attorney's determination discussed above. On October 26, 2021, the USPTO issued a decision instituting the IPR proceeding. An oral hearing has been scheduled for July 22, 2022.
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). The Company is also seeking injunctive relief and treble damages. On September 4, 2020, Novartis filed, and Vetter moved to join, a motion to dismiss the complaint, to transfer the lawsuit to the Northern District of New York, or to stay the suit; and on October 19, 2020, Novartis filed, and Vetter moved to join, a second motion to dismiss the complaint on different grounds. On January 25, 2021, the Company filed an amended complaint seeking a judgment that Novartis's conduct violates Section 2 of the Sherman Antitrust Act based on additional grounds, as well as a judgment of tortious interference with contract. On February 22, 2021, Novartis filed, and Vetter moved to join, a motion to dismiss the amended complaint. On September 21, 2021, the court granted Novartis and Vetter's motion to transfer this lawsuit to the Northern District of New York. As a result, this lawsuit was transferred to the same judge that had been assigned to the patent infringement lawsuit discussed above. On November 5, 2021, the Company filed a motion to stay these proceedings in light of the pending IPR proceeding discussed above. On January 31, 2022, the court denied the Company's motion to stay these proceedings and granted Novartis and Vetter's motion to dismiss the amended complaint. On February 25, 2022, the Company filed a notice of appeal of the court's decision to dismiss the amended complaint with the U.S. Court of Appeals for the Second Circuit.
Proceedings Related to "Most Favored Nation" Interim Final Rule
On December 11, 2020, the Company filed a lawsuit in the United States District Court for the Southern District of New York against the U.S. Department of Health and Human Services, the Secretary of HHS, the Centers for Medicare & Medicaid Services ("CMS"), and the Administrator of CMS seeking declaratory and injunctive relief related to the interim final rule with comment period entitled "Most Favored Nation (MFN) Model" issued on November 20, 2020 by HHS, acting through CMS (the "MFN Rule"). On the same day, the Company filed a motion for a preliminary injunction and temporary restraining order, seeking to prevent implementation of the MFN Rule. On December 22, 2020, the court heard oral argument on the Company's motion for a preliminary injunction and temporary restraining order. On December 31, 2020, the court granted the Company's motion and issued a preliminary injunction. On February 2, 2021, the government stated to the court that the Solicitor General had determined not to appeal the preliminary injunction. On February 10, 2021, the court entered a 90-day stay of the litigation and subsequently extended the stay, with the most recent 60-day extension granted on March 7, 2022. On December 27, 2021, CMS published a final rule that rescinded the MFN Rule; and, on March 28, 2022, the Company filed a notice of voluntary dismissal of this litigation.
Proceedings Relating to fasinumab
On May 21, 2020, the Company and Teva Pharmaceutical Industries Limited ("Teva") filed a lawsuit against Rinat Neurosciences Corp. ("Rinat"), a wholly owned subsidiary of Pfizer Inc., in the English High Court of Justice in London, seeking invalidation and revocation of Rinat's European Patent No. 2,270,048 (the "'048 Patent"), European Patent No. 1,871,416 (the "'416 Patent"), and European Patent No. 2,305,711 (the "'711 Patent"), each of which pertains to the use of NGF monoclonal antibodies to treat certain symptoms in patients suffering from osteoarthritis. On July 21, 2020, Rinat filed its defense and counterclaim seeking a declaration of infringement of the '048 Patent by fasinumab. The counterclaim also seeks a permanent injunction, damages, an accounting of profits, and costs and interest. On December 15, 2020, Rinat filed an amended defense and counterclaim seeking a declaration of infringement of the '711 Patent by fasinumab. On May 5, 2021, the court stayed this litigation on terms mutually agreed by the parties. As previously reported, on July 29, 2021, the '711 Patent was revoked in its entirety by the TBA of the EPO.
The '048 Patent is subject to opposition proceedings in the EPO, which were initiated by the Company on August 10, 2016 and two other opponents on August 11, 2016. On January 3, 2018, the Opposition Division of the EPO issued a preliminary, non-binding opinion regarding the validity of the '048 Patent, indicating that it considered the granted patent to be invalid. An oral hearing on the oppositions against the '048 Patent was held on November 29–30, 2018, at which the Opposition Division upheld the validity of the '048 Patent's claims in amended form. The Company filed a notice of appeal to the TBA of the EPO on March 7, 2019. On October 21, 2020, Teva filed a notice of intervention with the TBA to take part in the appeal proceedings as an intervener. An oral hearing before the TBA was held on April 5, 2022, at which the TBA ruled that the '048 Patent claims directed to compositions of matter and medical use relevant to fasinumab were invalid based on a lack of novelty.
Proceedings Relating to REGEN-COV (casirivimab and imdevimab)
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit (as amended on April 8, 2021) against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221 (the "'221 Patent"). Allele seeks a judgment of patent infringement of the '221 Patent, an award of monetary damages (together with interest), an order of willful infringement of the '221 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuit, and attorneys' fees. On July 16, 2021, the Company filed a motion to dismiss the complaint, which motion was denied on March 2, 2022.

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
In September 2019, the Company and Regeneron Healthcare Solutions, Inc., a wholly-owned subsidiary of the Company, each received a civil investigative demand ("CID") from the U.S. Department of Justice pursuant to the federal False Claims Act relating to remuneration paid to physicians in the form of consulting fees, advisory boards, speaker fees, and payment or reimbursement for travel and entertainment allegedly in violation of the federal Anti-Kickback Statute. The CIDs relate to EYLEA, Praluent, Dupixent, ZALTRAP, ARCALYST, and Kevzara and cover the period from January 2015 to the present. On June 3, 2021, the United States District Court for the Central District of California unsealed a qui tam complaint filed against the Company, Regeneron Healthcare Solutions, Inc., and Sanofi-Aventis U.S. LLC by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states (the "State Plaintiffs"), asserting causes of action under the federal False Claims Act and state law. Also on June 3, 2021, the United States and the State Plaintiffs notified the court of their decision to decline to intervene in the case. On October 29, 2021, the qui tam plaintiffs filed an amended complaint in this matter. On January 14, 2022, the Company filed a motion to dismiss the amended complaint in its entirety. An oral hearing has been scheduled for May 6, 2022.
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
Proceedings Initiated by Medicare Advantage Plans Relating to Patient Assistance Organization Support
The Company is party to several lawsuits relating to the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. These lawsuits were filed by UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") and Humana Inc. ("Humana") in the United States District Court for the Southern District of New York on December 17, 2020 and July 22, 2021, respectively; and by Blue Cross and Blue Shield of Massachusetts, Inc. and Blue Cross and Blue Shield of Massachusetts HMO Blue, Inc., Medical Mutual of Ohio, and Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey in the U.S. District Court for the District of Massachusetts on December 20, 2021, February 23, 2022, and April 4, 2022, respectively. These lawsuits allege causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act and seek monetary damages and equitable relief. On December 29, 2021, the lawsuits filed by UHC and Humana were stayed by the United States District Court for the Southern District of New York pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts discussed under "Department of Justice Matters" above.
Shareholder Demands
On or about September 30, 2020, March 30, 2022, and March 31, 2022, the Company's board of directors received three demand letters from purported shareholders of the Company. The demands allege that Regeneron and its shareholders have been damaged by the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. The demand letters request that the Company's board of directors investigate alleged breaches of fiduciary duty by its officers and directors and other alleged violations of law and corporate governance practices and procedures; bring legal action against the persons responsible for causing the alleged damages; and implement and maintain an effective system of internal controls, compliance mechanisms, and corporate governance practices and procedures. The Company's board of directors, working with outside counsel, investigated and evaluated the allegations in the demand letters and has concluded that pursuing the claims alleged in the demands would not be in the Company's best interests at this time.

Proceedings Relating to Shareholder Derivative Complaint
On June 29, 2021, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties in relation to the allegations in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. The complaint seeks an award of damages allegedly sustained by the Company; an order requiring Regeneron to take all necessary actions to reform and improve its corporate governance and internal procedures; disgorgement from the individual defendants of all profits and benefits obtained by them resulting from their sales of Regeneron stock; and costs and disbursements of the action, including attorneys' fees. On July 28, 2021, the defendants filed a notice of removal, removing the case from the New York Supreme Court to the U.S. District Court for the Southern District of New York. On September 23, 2021, the individual defendants moved to dismiss the complaint in its entirety. Also on September 23, 2021, the plaintiff moved to remand the case to the New York Supreme Court.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed or otherwise commercialized by Regeneron and/or its collaborators or licensees (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and product candidates being developed by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Evkeeza® (evinacumab), Inmazeb® (atoltivimab, maftivimab, and odesivimab-ebgn), REGEN-COV® (casirivimab and imdevimab), aflibercept 8 mg, fasinumab, pozelimab, odronextamab, itepekimab, fianlimab, REGN5458, REGN5713-5714-5715, REGN1908-1909, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation those listed above; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products, research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron’s Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), as well as Regeneron's agreement with Roche relating to the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve™ in other countries), to be cancelled or terminated; the likelihood that any planned or future acquisitions, business combinations, or other related transactions, such as Regeneron's planned acquisition of Checkmate Pharmaceuticals, Inc. discussed in this report, will close within the expected time period or at all and whether and to what extent Regeneron will realize any anticipated benefits of any such transaction; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV described further in Note 13 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 13 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that invents, develops, manufactures, and commercializes medicines for people with serious diseases. Our products and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, pain, hematologic conditions, infectious diseases, and rare diseases.
Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technologies, and to build on that foundation with our clinical development, manufacturing, and commercial capabilities. Our objective is to continue to be an integrated, multi-product biotechnology company that provides patients and medical professionals with important medicines for preventing and treating human diseases.
Selected financial information is summarized as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Revenues	$2,965.1	$2,528.7
Net income	$973.5	$1,115.2
Net income per share - diluted	$8.61	$10.09
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
Products
Products that have received marketing approval are summarized in the table below.

Product		Disease	Territory
			U.S.	EU	Japan	ROW(d)
EYLEA (aflibercept) Injection(a)	-	Neovascular age-related macular degeneration ("wet AMD")	✓	✓	✓	✓
	-	Diabetic macular edema ("DME")	✓	✓	✓	✓
-
Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")
			✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy	✓
	-	Neovascular glaucoma ("NVG")			✓
Dupixent (dupilumab) Injection(b)	-	Atopic dermatitis (in adults and adolescents)	✓	✓	✓	✓
	-	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Asthma (in pediatrics 6–11 years of age)	✓	✓

Product (continued)		Disease	Territory
			U.S.	EU	Japan	ROW(d)
Dupixent (dupilumab) Injection(b) (continued)	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(b)	-	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓		✓
	-	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓		✓
	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
	-	Metastatic or recurrent second-line cervical cancer				✓
Praluent (alirocumab) Injection(c)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓		✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
	-	Homozygous familial hypercholesterolemia ("HoFH")	✓
REGEN-COV(e)	-	COVID-19		✓	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(b)	-	Rheumatoid arthritis ("RA")	✓	✓	✓	✓
Evkeeza (evinacumab) Injection(f)	-	HoFH (in adults and adolescents)	✓	✓
Inmazeb (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	-	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(g)	-	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	-	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults and pediatrics)	✓
	-	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(h)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

Note: Refer to "Net Product Sales of Regeneron-Discovered Products" section below for information regarding whether net product sales for a particular product are recorded by us or others. In addition, unless otherwise noted, products in the table above are approved for use in adults in the above-referenced diseases.

(a) In collaboration with Bayer outside the United States
(b) In collaboration with Sanofi
(c) The Company is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States.

(d) Rest of world ("ROW"). A checkmark in this column indicates that the product has received marketing approval in at least one country outside of the United States, European Union ("EU"), or Japan.
(e) Known as REGEN-COV in the United States and Ronapreve in other countries
(f) In January 2022, the Company entered into a license and collaboration agreement for Ultragenyx to develop and commercialize Evkeeza outside of the United States.

(g) Kiniksa is solely responsible for the development and commercialization of ARCALYST.
(h) Sanofi is solely responsible for the development and commercialization of ZALTRAP.
REGEN-COV - Emergency and Temporary Use Authorizations
REGEN-COV has not been approved by the U.S. Food and Drug Administration ("FDA"), but is currently authorized under an Emergency Use Authorization ("EUA") for use in certain post-exposure prophylaxis settings and as a treatment for people with mild to moderate COVID-19 who are at high risk of serious consequences from COVID-19. The EUA is temporary and does not replace a formal Biologics License Application ("BLA") submission review and approval process. This use is authorized only for the duration of the declaration that circumstances exist justifying the authorization of the emergency use, unless terminated or revoked sooner.
Based on laboratory data that showed markedly decreased binding to the Omicron spike protein, REGEN-COV is highly unlikely to be active against the Omicron-lineage variants. In January 2022, the FDA revised the EUA for REGEN-COV to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. With this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions, since Omicron-lineage variants are currently dominant across the United States. If, in the future, patients in certain geographic regions are likely to be infected or exposed to a variant that is susceptible to REGEN-COV, then the limitation on use may be revised in these areas.
Emergency or temporary pandemic use authorizations are also currently in place in numerous other countries outside the United States.
Net Product Sales of Regeneron-Discovered Products

	Three Months Ended March 31,
	2022			2021				% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW		Total	(Total Sales)
EYLEA(a)	$1,517.6	$868.5	$2,386.1	$1,347.0	$811.2	*	$2,158.2	11%
Dupixent(b)	$1,325.6	$484.8	$1,810.4	$961.5	$301.4		$1,262.9	43%
Libtayo(c)	$78.9	$45.8	$124.7	$69.1	$31.7		$100.8	24%
Praluent(d)	$33.6	$77.8	$111.4	$43.3	$61.3		$104.6	7%
REGEN-COV(e)	$—	$635.6	$635.6	$262.2	$176.6		$438.8	45%
Kevzara(b)	$57.0	$49.4	$106.4	$30.7	$38.4		$69.1	54%
Other products(f)	$9.9	$20.4	$30.3	$4.1	$23.0		$27.1	12%

* Effective January 1, 2022, the Company and Bayer commenced sharing equally in profits and losses based on sales from Bayer to its distributor in Japan. Previously, the Company received from Bayer a tiered percentage of sales based on sales by Bayer's distributor in Japan. Consequently, the prior year net product sales amount has been revised for comparability purposes.

(a) Regeneron records net product sales of EYLEA in the United States. Bayer records net product sales of EYLEA outside the United States. The Company records its share of profits/losses in connection with sales of EYLEA outside the United States.

(b) Sanofi records global net product sales of Dupixent and Kevzara. The Company records its share of profits/losses in connection with global sales of Dupixent and Kevzara.
(c) Regeneron records net product sales of Libtayo in the United States and Sanofi records net product sales of Libtayo outside the United States. The parties equally share profits/losses in connection with global sales of Libtayo.

(d) Regeneron records net product sales of Praluent in the United States. Sanofi records net product sales of Praluent outside the United States and pays the Company a royalty on such sales.
(e) Regeneron records net product sales of REGEN-COV in connection with its agreements with the U.S. government. Roche records net product sales of the antibody cocktail outside the United States and the parties share gross profits from global sales based on a pre-specified formula.

(f) Included in this line item are products which are sold by the Company and others. Refer to "Results of Operations - Revenues" below for a complete listing of net product sales recorded by the Company. In addition, not included in this line item are net product sales of ARCALYST subsequent to the first quarter of 2021, which are recorded by Kiniksa; net product sales of ARCALYST were $18.7 million for the fourth quarter of 2021.

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
Refer to Part II, Item 1A. "Risk Factors" for a description of risks and uncertainties that may affect our clinical programs. Any of such risks and uncertainties may, among other matters, negatively impact the development timelines set forth in the table below.

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA (aflibercept)(a)			–Retinopathy of prematurity ("ROP")(c)	–ROP (EU and Japan) –Every-16-weeks dosing regimen in patients with non-proliferative diabetic retinopathy ("NPDR")		–Report results from Phase 3 study in ROP (second half 2022) –FDA decision on supplemental BLA ("sBLA") for every-16-weeks dosing regimen in patients with NPDR (first half 2023)
Aflibercept 8 mg(a)			–Wet AMD –DME		–Reported detailed results from Phase 2 trial in wet AMD	–Report results from Phase 3 studies in wet AMD and DME (second half 2022)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit		–Peanut allergy –Grass allergy
–Atopic dermatitis in pediatrics (6 months–5 years of age) (Phase 2/3)(d)

–Eosinophilic esophagitis ("EoE")(c) in adults(d), adolescents(d), and pediatrics

–Chronic obstructive pulmonary disease ("COPD")

–Bullous pemphigoid (Phase 2/3)(c)

–Chronic spontaneous urticaria ("CSU")

–Prurigo nodularis

–Allergic bronchopulmonary aspergillosis ("ABPA")
–Atopic dermatitis in pediatrics (6 months–5 years of age) (U.S. and EU) –EoE in adults and adolescents (U.S. and EU) –Prurigo nodularis (U.S. and EU)
–Approved by European Commission ("EC") for severe asthma in pediatrics (6–11 years of age)

–Reported that second Phase 3 trial in prurigo nodularis met its primary and key secondary endpoints

–Stopped one of the Phase 3 trials in CSU (in patients refractory to omalizumab) due to futility, based on pre-specified interim analysis

–FDA decision on sBLA (target action date of June 9, 2022) and EC decision on regulatory submission (first half 2023) for atopic dermatitis in pediatric patients (6 months–5 years of age)

–Submit regulatory application in Japan for atopic dermatitis in pediatric and adolescent patients (6 months–14 years of age) (second half 2022)

–FDA decision on sBLA (target action date of August 3, 2022) and EC decision on regulatory submission (first half 2023) for EoE in adults and adolescents

–Report results from Phase 3 study for EoE in pediatrics (mid-2022)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
Dupixent (dupilumab)(b) (continued)			–Chronic inducible urticaria - cold –Chronic rhinosinusitis without nasal polyposis –Allergic fungal rhinosinusitis –Chronic pruritis of unknown origin
–Report initial results from Phase 3 study in COPD (first half 2023)

–FDA decision on sBLA (fourth quarter 2022/first quarter 2023) and EC decision on regulatory submission (first half 2023) for prurigo nodularis

–Report results from Phase 3 study in chronic inducible urticaria - cold (second half 2022)

–Report results from Phase 2 study in peanut allergy (second half 2022)

Kevzara (sarilumab)(b) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") –Systemic juvenile idiopathic arthritis ("sJIA")
Itepekimab(b) (REGN3500) Antibody to IL-33			–COPD
REGN1908-1909(f) Multi-antibody therapy to Fel d 1			–Cat allergy
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy

Solid Organ Oncology

Libtayo (cemiplimab)(b)(g) Antibody to PD-1		–Metastatic or locally advanced CSCC(d) –Neoadjuvant CSCC	–First-line NSCLC, chemotherapy combination –Second-line cervical cancer(e) –Adjuvant CSCC	–Second-line cervical cancer (EU and Japan)	–Voluntarily withdrew sBLA for cervical cancer due to inability to align with FDA on certain post-marketing studies	–FDA decision on sBLA (target action date of September 19, 2022) and EC decision on regulatory submission for NSCLC, chemotherapy combination (second half 2022)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
Libtayo (cemiplimab)(b)(g) (continued)		–Second-line cervical cancer, ISA101b combination		–First-line NSCLC, chemotherapy combination (U.S. and EU)		–EC decision on regulatory submission for cervical cancer (second half 2022)
REGN4018(f) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer					–Report results from Phase 1 study in platinum-resistant ovarian cancer (second half 2022)
REGN5668 Bispecific antibody targeting MUC16 and CD28	–Platinum-resistant ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer					–Report results from Phase 1 study in prostate cancer (second half 2022)
REGN4336 Bispecific antibody targeting PSMA and CD3	–Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC					–Report results from Phase 1 study in MET-altered advanced NSCLC (second half 2022)
REGN5093-M114 Bispecific antibody-drug conjugate targeting two distinct MET epitopes	–MET overexpressing advanced cancer
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies		–First-line metastatic melanoma			–Initiate Phase 3 study in first-line adjuvant melanoma (second half 2022)
REGN6569 Antibody to GITR	–Solid tumors
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Odronextamab (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)(o)	–B-cell non-Hodgkin lymphoma ("B-NHL")(o) (potentially pivotal study)				–Report additional results from potentially pivotal Phase 2 study in B-NHL and submit BLA (second half 2022)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
Odronextamab (REGN1979) (continued)						–Initiate Phase 3 program (second half 2022)
REGN5458(f) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma (potentially pivotal study)	–Complete enrollment in potentially pivotal Phase 2 study in multiple myeloma (second half 2022)

–Report results from potentially pivotal Phase 2 study in multiple myeloma (2023)

–Expand into earlier lines of therapy for multiple myeloma (first half 2022)
REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Transplant desensitization in patients with chronic kidney disease
Pozelimab(f) (REGN3918) Antibody to C5; studied as monotherapy and in combination with cemdisiran		–CD55-deficient protein-losing enteropathy, monotherapy(c) (potentially pivotal study)	–Myasthenia gravis, cemdisiran combination(m) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(m)			–Submit BLA for CD55-deficient protein-losing enteropathy, monotherapy (second half 2022)
Cemdisiran(m) siRNA therapeutic targeting C5		–Immunoglobulin A nephropathy
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(l) TTR gene knockout using CRISPR/Cas9	–Transthyretin ("ATTR") amyloidosis(c)				–Reported updated positive interim data from Phase 1 trial in ATTR
REGN9933 Antibody to Factor XI	–Thrombosis

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones

General Medicine

REGEN-COV (casirivimab and imdevimab)(e)(j)(k) Multi-antibody therapy to SARS-CoV-2 virus	–COVID-19 treatment in hospitalized patients –COVID-19 prevention	–COVID-19 treatment of non-hospitalized patients and pre-and post-exposure prophylaxis (U.S.) –COVID-19 treatment of hospitalized patients (EU)	–Submitted additional data to the FDA from prophylaxis trial; considered Major Amendment to the BLA and target action date extended by three months

–FDA revised EUA to exclude use in geographic regions where infection or exposure is likely due to a variant that is not susceptible to the treatment	–FDA decision on BLA (target action date of July 13, 2022) for COVID-19 treatment of non-hospitalized patients and prevention

–EC decision on regulatory submission for COVID-19 treatment of hospitalized patients (second half 2022)
"Next Generation" Covid Antibodies Antibodies to SARS-CoV-2 variants	–Healthy volunteers
Praluent (alirocumab) Antibody to PCSK9			–HeFH in pediatrics
Fasinumab(i)(f) (REGN475) Antibody to NGF			–Osteoarthritis pain of the knee or hip(e)			–Continue discussions with regulatory authorities and determine next steps for the program (mid-2022)
Evkeeza (evinacumab)(f)(n) Antibody to ANGPTL3		–Acute pancreatitis prevention
Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)				–Initiate Phase 3 study in FOP (second half 2022)
REGN4461(f) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e) –Partial lipodystrophy
REGN5381/REGN9035 Agonist antibody to NPR1/reversal agent to REGN5381	–Heart failure

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
ALN-HSD(m) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")
ALN-APP(m) RNAi therapeutic targeting APP	–Early-onset Alzheimer’s disease

Note 1: For purposes of the table above, a program is classified in Phase 1, 2, or 3 clinical development after recruitment for the corresponding study or studies has commenced.
Note 2: We have discontinued further clinical development of REGN6490, an antibody to IL-36R, which was previously being studied in palmo-plantar pustulosis.
(a) In collaboration with Bayer outside the United States
(b) In collaboration with Sanofi
(c) FDA granted orphan drug designation
(d) FDA granted Breakthrough Therapy designation
(e) FDA granted Fast Track designation
(f) Sanofi did not opt-in to or elected not to continue to co-develop the product candidate. Under the terms of our agreement, Sanofi is entitled to receive royalties on sales of the product, if any.
(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(i) In collaboration with Teva and Mitsubishi Tanabe Pharma
(j) Certain trials conducted with the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health ("NIH")
(k) In collaboration with Roche outside the United States
(l) In collaboration with Intellia
(m) In collaboration with Alnylam
(n) In collaboration with Ultragenyx outside the United States
(o) FDA granted Fast Track designation for follicular lymphoma and diffuse large B-cell lymphoma

Additional Information - Clinical Development Programs
REGEN-COV (casirivimab and imdevimab)
In April 2022, the Company announced that the FDA extended by three months (with a new target action date of July 13, 2022) its review of the BLA for REGEN-COV to treat COVID-19 in non-hospitalized patients and as prophylaxis in certain individuals. The extension is due to ongoing discussions with the FDA relating to pre-exposure prophylactic use, for which the Company has submitted additional data from its completed prophylaxis trial that the FDA has accepted for review.
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
In January 2021, the Company announced an agreement with an entity acting on behalf of the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government was obligated to purchase 1.25 million doses of drug product, resulting in payments to the Company of $2.625 billion.
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
As of December 31, 2021, the Company had completed its final deliveries of drug product under the agreements described above. See "Results of Operations - Revenues" below for REGEN-COV net product sales recognized during 2021.
Roche
In 2020, we entered into a collaboration agreement with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve in other countries). We lead global development activities for casirivimab and imdevimab, and the parties jointly fund certain studies.
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
Collaboration, License, and Other Agreements
Sanofi
Antibody
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the Antibody License and Collaboration Agreement, Sanofi is generally responsible for funding 80%–100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30%–50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits from commercialization of collaboration products. However, we are only required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and in certain countries outside the United States. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive sales milestone payments from Sanofi. In each of the years ended 2020 and 2021, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion and $1.5 billion, respectively, on a rolling twelve-month basis, and, in first quarter of 2022, the Company earned the next $50.0 million sales-based milestone upon aggregate sales of antibodies outside the United States exceeding $2.0 billion. We are entitled to receive up to an aggregate of $100.0 million in additional sales milestone payments from Sanofi, which includes the next sales milestone payment of $50.0 million that would be earned when such sales outside the United States exceed $2.5 billion on a rolling twelve-month basis.
Immuno-Oncology
We are collaborating with Sanofi on the development and commercialization of antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). We are obligated to reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the Amended and Restated Immuno-oncology Discovery and Development Agreement from our share of profits from commercialized IO Collaboration products.
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
Bayer
We and Bayer are parties to a license and collaboration agreement for the global development and commercialization of EYLEA and aflibercept 8 mg outside the United States. All agreed-upon development expenses incurred by the Company and Bayer are shared equally. Bayer markets EYLEA outside the United States, and the companies share equally in profits and losses from such sales. In Japan, we were entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales through 2021, and, effective January 1, 2022, the companies share equally in profits and losses from sales.
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
Teva
We and Teva are parties to a collaboration agreement to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties share equally, on an ongoing basis, development costs under a global development plan. As of March 31, 2022, we had received an aggregate $120.0 million of development milestones from Teva, and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
In 2019, we and Alnylam entered into a global, strategic collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. Under the terms of the agreement, we made an up-front payment of $400.0 million to Alnylam. For each program, we will provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to an aggregate of $200.0 million in clinical proof-of-principle milestones for eye and CNS programs. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-commercialization collaboration agreement structure (under which the parties are advancing ALN-APP, which is currently in clinical development) or a license agreement.
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
In 2020, we expanded our existing collaboration with Intellia to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the companies to jointly develop potential products for the treatment of hemophilia A and B, with Regeneron leading development and commercialization activities. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the 2020 agreement, we made a $70.0 million up-front payment and purchased shares of Intellia common stock for an aggregate purchase price of $30.0 million.
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
Kiniksa
Pursuant to a 2017 license agreement, we granted Kiniksa Pharmaceuticals, Ltd. the right to develop and commercialize certain new indications for ARCALYST. During the first quarter of 2021, Kiniksa received marketing approval in the United States for a new indication of ARCALYST, recurrent pericarditis. The quarterly period ended March 31, 2021 was the last quarter for which the Company recorded net product sales of ARCALYST.
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
Checkmate
In April 2022, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Checkmate Pharmaceuticals, Inc. at a total equity value of approximately $250 million. On May 2, 2022, we commenced a tender offer to acquire any and all outstanding shares of common stock of Checkmate at a price of $10.50 per share, to be paid to each shareholder tendering Checkmate shares in cash, without interest, subject to reduction for any applicable withholding taxes. The consummation of the tender offer is subject to certain conditions, including the tender of at least a majority of the outstanding shares of Checkmate common stock, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. If the tender offer is successfully consummated, we will acquire all shares not acquired in the tender offer through a merger that does not require the vote of Checkmate shareholders. The transaction is expected to close in mid-2022.
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

Results of Operations
Three Months Ended March 31, 2022 and 2021
Net Income

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Revenues	$2,965.1	$2,528.7
Operating expenses	1,706.6	1,416.0
Income from operations	1,258.5	1,112.7
Other income (expense)	(197.4)	140.3
Income before income taxes	1,061.1	1,253.0
Income tax expense	87.6	137.8
Net income	$973.5	$1,115.2

Net income per share - diluted	$8.61	$10.09
Revenues

	Three Months Ended March 31,
(In millions)	2022		2021	$ Change
Net product sales in the United States:
EYLEA	$1,517.6		$1,347.0	$170.6
Libtayo	78.9		69.1	9.8
Praluent	33.6		43.3	(9.7)
REGEN-COV	—		262.2	(262.2)
Evkeeza	8.5		0.5	8.0
ARCALYST	—	*	2.2	*
Collaboration revenue:
Sanofi	630.9		364.8	266.1
Bayer	385.3		322.8	62.5
Roche	216.3		66.8	149.5
Other revenue	94.0		50.0	44.0
Total revenues	$2,965.1		$2,528.7	$436.4

* Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States. Previously, the Company recorded net product sales of ARCALYST in the United States.
Net Product Sales
Net product sales of EYLEA in the United States increased for the three months ended March 31, 2022, compared to the same period in 2021, due to higher sales volume.
During the three months ended March 31, 2021, we recorded net product sales of REGEN-COV in connection with our agreements with the U.S. government. As of December 31, 2021, the Company had completed its final deliveries of drug product under its agreements with the U.S. government; as a result, there were no net product sales of REGEN-COV in the United States recorded during the three months ended March 31, 2022. Refer to "Agreements Related to COVID-19 - U.S. Government" section above for further details.

Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2022	2021
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$415.3	$260.6
Sales-based milestone earned	50.0	—
Reimbursement for manufacturing of commercial supplies(a)	160.8	105.6
Total Antibody	626.1	366.2
Immuno-oncology:
Regeneron's share of profits (losses) in connection with commercialization of Libtayo outside the United States	2.8	(6.1)
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	2.0	4.7
Total Immuno-oncology	4.8	(1.4)
Total Sanofi collaboration revenue	$630.9	$364.8

(a) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Antibody
Global net product sales of Dupixent and Kevzara are recorded by Sanofi. Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary. The increase in our share of profits in connection with commercialization of antibodies during the three months ended March 31, 2022, compared to the same period of 2021, was driven by higher Dupixent profits.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended March 31,
(In millions)	2022	2021
Dupixent and Kevzara net product sales	$1,916.8	$1,332.0
Regeneron's share of collaboration profits	$462.2	$289.9
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(46.9)	(29.3)
Regeneron's share of profits in connection with commercialization of antibodies	$415.3	$260.6

Regeneron's share of collaboration profits as a percentage of Dupixent and Kevzara net product sales	22%	20%

During the three months ended March 31, 2022, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion on a rolling twelve-month basis.
Bayer Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2022	2021
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$338.4	$308.9
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	25.0	13.9
One-time payment in connection with change in Japan arrangement	21.9	—
Total Bayer collaboration revenue	$385.3	$322.8

(a) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Bayer records net product sales of EYLEA outside the United States. Bayer provides us with an estimate of our share of the profits from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit is adjusted accordingly, as necessary.
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended March 31,
(In millions)	2022	2021
EYLEA net product sales outside the United States	$868.5	$811.2*
Regeneron's share of collaboration profit from sales outside the United States	$353.4	$323.7
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(15.0)	(14.8)
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$338.4	$308.9

Regeneron's share of profits as a percentage of EYLEA net product sales outside the United States	39%	38%

* Effective January 1, 2022, the Company and Bayer commenced sharing equally in profits and losses based on sales from Bayer to its distributor in Japan. Previously, the Company received from Bayer a tiered percentage of sales based on sales by Bayer's distributor in Japan. Consequently, the prior year net product sales amount has been revised for comparability purposes.

Roche Collaboration Revenue
As described above under "Agreements Related to COVID-19 - Roche", Roche distributes and records net product sales of Ronapreve outside the United States, and the parties share gross profits from worldwide sales, depending on the amount of manufactured product supplied by each party to the market. Each quarter, a single payment is due from one party to the other to true-up the global gross profits between the parties. If Regeneron is to receive a true-up payment from Roche, such amount will be recorded to Collaboration revenue. If Regeneron is to make a true-up payment to Roche, such amount will be recorded to Cost of goods sold.
During the three months ended March 31, 2022 and 2021, the Company recorded, within collaboration revenue, $216.3 million and $66.8 million of payments, respectively, from Roche in connection with this agreement. Roche provides us with an estimate of its gross profits for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and the true-up of global gross profits is adjusted accordingly, as necessary.
Other Revenue
Other revenue during the three months ended March 31, 2022 included a $30.0 million up-front payment received from Ultragenyx in connection with our license and collaboration agreement for Evkeeza outside the United States.
Expenses

	Three Months Ended March 31,
(In millions, except headcount data)	2022	2021	Change
Research and development(a)	$843.8	$742.9	$100.9
Acquired in-process research and development	28.1	—	28.1
Selling, general, and administrative(a)	450.0	405.6	44.4
Cost of goods sold(b)	207.3	183.2	24.1
Cost of collaboration and contract manufacturing(c)	197.6	124.8	72.8
Other operating (income) expense, net	(20.2)	(40.5)	20.3
Total operating expenses	$1,706.6	$1,416.0	$290.6

Average headcount	10,492	9,447	1,045

(a) Includes costs incurred as well as cost reimbursements from collaborators who are not deemed to be our customers
(b) Cost of goods sold primarily includes costs in connection with producing commercial supplies for products that are sold by Regeneron in the United States (i.e., for which we record net product sales), any royalties we are obligated to pay on such sales, and amounts we are obligated to pay to collaborators for their share of gross profits.

(c) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others.
Operating expenses for the three months ended March 31, 2022 and 2021 included a total of $166.9 million and $130.9 million, respectively, of stock-based compensation expense related to equity awards granted under our long-term incentive plans.
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

	Three Months Ended March 31,
(In millions)	2022	2021*	$ Change
Direct research and development expenses:
Libtayo (cemiplimab)	$38.6	$39.8	$(1.2)
Dupixent (dupilumab)	32.1	27.4	4.7
EYLEA	24.4	28.1	(3.7)
REGEN-COV	2.7	208.8	(206.1)
Other product candidates in clinical development and other research programs	97.9	116.0	(18.1)
Total direct research and development expenses	195.7	420.1	(224.4)

Indirect research and development expenses:
Payroll and benefits	283.8	233.0	50.8
Lab supplies and other research and development costs	38.0	33.4	4.6
Occupancy and other operating costs	120.3	95.1	25.2
Total indirect research and development expenses	442.1	361.5	80.6

Clinical manufacturing costs	271.7	133.7	138.0

Reimbursement of research and development expenses by collaborators	(65.7)	(172.4)	106.7

Total research and development expenses	$843.8	$742.9	$100.9

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Reimbursement of research and development expenses by collaborators included reimbursements from Roche related to REGEN-COV of $86.8 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, reimbursements from Roche related to REGEN-COV were not material.
Research and development expenses included stock-based compensation expense of $92.4 million and $69.7 million for the three months ended March 31, 2022 and 2021, respectively.
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Part II, Item 1A. "Risk Factors". There is also variability in the duration and costs necessary to develop a pharmaceutical product, potential opportunities and/or uncertainties related to future indications to be studied, and the estimated cost and scope of the projects. The lengthy process of seeking FDA and other applicable approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We are unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Acquired In-process Research and Development ("IPR&D")
Acquired IPR&D for the three months ended March 31, 2022 included a $20.0 million opt-in payment in connection with a product candidate under our collaboration agreement with Adicet Bio, Inc.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher headcount and headcount-related costs and an increase in commercialization-related expenses for EYLEA. Selling, general, and administrative expenses also included stock-based compensation expense of $60.7 million and $50.8 million for the three months ended March 31, 2022 and 2021, respectively.

Cost of Goods Sold
Cost of goods sold increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to $58.0 million of costs related to REGEN-COV, including inventory write-offs and reserves, partly offset by lower REGEN-COV manufacturing costs since there were no net product sales in the United States for the three months ended March 31, 2022.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent and an increase in shipments of commercial supplies of Praluent for Sanofi outside the United States.
Other Operating (Income) Expense
Other operating expense (income), net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with our Sanofi immuno-oncology, Teva, and MTPC collaborative arrangements.
Other Income (Expense)
Other income (expense) was ($197.4) million and $140.3 million for the three months ended March 31, 2022 and 2021, respectively. This change was primarily driven by the recognition of net unrealized losses on equity securities of $211.2 million for the three months ended March 31, 2022 compared to $143.9 million of net unrealized gains for the same period in 2021.
Income Taxes

	Three Months Ended March 31,
(In millions, except effective tax rate)	2022	2021
Income tax expense	$87.6	$137.8
Effective tax rate	8.3%	11.0%
Our effective tax rate for the three months ended March 31, 2022 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and stock-based compensation. Our effective tax rate for the three months ended March 31, 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by the reversal of liabilities related to uncertain tax positions, stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and federal tax credits for research activities.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31,	December 31,
(In millions)	2022	2021		$ Change
Financial assets:
Cash and cash equivalents	$3,345.7	$2,885.6		$460.1
Marketable securities - current	3,704.9	2,809.1		895.8
Marketable securities - noncurrent	7,084.0	6,838.0		246.0
	$14,134.6	$12,532.7		$1,601.9

Borrowings and finance lease liabilities:
Long-term debt	$1,980.4	$1,980.0		$0.4
Finance lease liabilities	$720.0	$719.7	*	$0.3

Working capital:
Current assets	$14,306.0	$14,014.9		$291.1
Current liabilities	3,007.6	3,932.5	*	(924.9)
	$11,298.4	$10,082.4		$1,216.0

* Includes $719.7 million related to finance lease liabilities, which were classified within Current liabilities as of December 31, 2021. See "Tarrytown, New York Leases" section below for details.
As of March 31, 2022, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Three Months Ended March 31, 2022 and 2021

	As of March 31,
(In millions)	2022	2021	$ Change
Cash flows provided by operating activities	$2,101.7	$668.5	$1,433.2
Cash flows used in investing activities	$(1,705.3)	$(1,059.0)	$(646.3)
Cash flows provided by (used in) financing activities	$64.7	$(366.4)	$431.1
Cash Flows from Operating Activities
As of March 31, 2022, Accounts receivable had decreased by $1.198 billion, compared to December 31, 2021, primarily due to the Company's collection of amounts due from the U.S. government in connection with REGEN-COV sales in the fourth quarter of 2021. As of March 31, 2022, deferred tax assets increased by $225.0 million, compared to December 31, 2021, primarily related to the impact of the Tax Cuts and Jobs Act of 2017, which requires, for tax purposes, the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021.
Cash Flows from Investing Activities
Capital expenditures during the three months ended March 31, 2022 included costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the ongoing construction of a fill/finish facility and related equipment) and Limerick, Ireland, as well costs incurred in connection with our expansion of the Tarrytown, New York campus. We expect to incur capital expenditures of $630 million to $700 million for the full year of 2022 primarily in connection with the continued expansion of our manufacturing facilities (including the fill/finish facility) and the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York campus.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $521.6 million during the three months ended March 31, 2022, compared to $95.0 million during the three months ended March 31, 2021. For additional information related to cash flows from financing activities, see the "Share Repurchase Program" section below.

Share Repurchase Program
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program permits the Company to make repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future.
During the three months ended March 31, 2022, we repurchased 566,973 shares of our Common Stock under the program and recorded the cost of the shares received, or $352.0 million, as Treasury Stock. As of March 31, 2022, $2.493 billion remained available for share repurchases under the program.
Tarrytown, New York Leases
In March 2022, we entered into a Second Amended and Restated Lease and Remedies Agreement (the "Restated Lease") with BA Leasing BSC, LLC, an affiliate of Banc of America Leasing & Capital, LLC ("BAL"), as lessor (the "Lessor"), which amends, restates, and extends our lease of laboratory and office facilities in Tarrytown, New York (the "Facility"). In March 2022, we also entered into a Second Amended and Restated Participation Agreement (the "Restated Participation Agreement") with Bank of America, N.A., as administrative agent, the Lessor, and a syndicate of financial institutions as rent assignees (collectively with the Lessor, the "Participants"), which amends and restates the original Participation Agreement entered into in March 2017.
The original Participation Agreement and certain related agreements were amended and restated in order to, among other things, (i) effect a five-year extension of the original March 2022 maturity date of the $720.0 million lease financing (which was previously advanced in March 2017 to finance the purchase price for the Facility) and the end of the term of our lease of the Facility from the Lessor to March 2027, at which time all amounts outstanding thereunder will become due and payable in full, and (ii) modify the rate of the interest or yield that is payable to the Participants. In accordance with the terms of the Restated Lease, we continue to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Restated Lease in an amount equal to a variable rate per annum, which was modified in connection with the Restated Lease, to be an adjusted one-month forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR"), plus an applicable margin that varies with our debt rating and total leverage ratio.
The Restated Participation Agreement and Restated Lease include an option for us to elect to further extend the maturity date of the Restated Participation Agreement and the term of the Restated Lease for an additional five-year period, subject to the consent of all the Participants and certain other conditions. We also have the option prior to the end of the term of the Restated Lease to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Participants' advances under the Restated Participation Agreement, all accrued and unpaid yield thereon, and all other outstanding amounts under the Restated Participation Agreement, Restated Lease, and certain related documents or (b) sell the Facility to a third party on behalf of the Lessor.
The Restated Lease is classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Restated Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in our credit facility. The Company was in compliance with all such covenants as of March 31, 2022.
Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed February 7, 2022). There have been no material changes to our critical accounting policies and use of estimates during the three months ended March 31, 2022.
Future Impact of Recently Issued Accounting Standards
As of March 31, 2022, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed February 7, 2022). There have been no material changes to our market risks or to our management of such risks as of March 31, 2022.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in Note 13 to our Condensed Consolidated Financial Statements included in this report.
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
Risks Related to Our Reliance on Third Parties
•If our collaborations with Sanofi or Bayer or other third parties are terminated or breached, our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, would be materially harmed.
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
In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. It has since spread around the world and caused a global pandemic. This pandemic has adversely affected and/or has the potential to adversely affect, among other things, the economic and financial markets and labor resources of the countries in which we operate; our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, and business partners and customers; and the demand for our marketed products.
The COVID-19 pandemic has resulted in the imposition of various restrictions and mandates around the world to reduce the spread of the disease, including governmental orders that direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, order cessation of non-essential travel, and require proof of vaccination and/or negative COVID-19 test results. The COVID-19 pandemic has continued to ebb and flow, with different jurisdictions having higher levels of infections than others and new variants of the SARS-CoV-2 virus (such as the Omicron-lineage variants) emerging and spreading more easily and quickly than other variants. The trajectory and the ultimate impact of the pandemic are highly uncertain and subject to change and we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. These effects could have a material impact on our operations.

By way of example, continuation or re-imposition of various government-imposed or private-sector measures relating to the COVID-19 pandemic (including those we previously implemented, such as work-from-home policies for some employees) may further negatively impact productivity, disrupt our business, and delay our clinical programs and development timelines beyond the delays we have already experienced and disclosed. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. We and our employees may also be subject to government vaccine mandates, which may have a negative impact on our ability to retain employees or hire new employees and could adversely impact our business. In addition, our sales and marketing efforts were previously negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our marketed products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients' ability or willingness to start or continue treatment with our marketed products. Any of the foregoing factors may result in lower net product sales of our marketed products. For example, net product sales of EYLEA in the United States decreased for the three months ended June 30, 2020, compared to the same period in 2019, due in part to the impact of the COVID-19 pandemic. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of our net product sales. Demand for some or all of our marketed products may be further reduced if shelter-in-place, social distancing, or similar orders remain in effect or are re-implemented and, as a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.
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
In response to the COVID-19 pandemic, we developed REGEN-COV (known as Ronapreve in other countries outside the United States), a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus. REGEN-COV received an EUA from the FDA in November 2020 for the treatment of mild to moderate COVID-19 in certain patients. However, based on laboratory data that showed markedly decreased binding to the Omicron spike protein, REGEN-COV is highly unlikely to be active against the Omicron-lineage variants. In January 2022, the FDA revised the EUA to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. With this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions, since Omicron-lineage variants are currently dominant across the United States.
In light of these developments, we cannot predict whether (if at all) or to what extent REGEN-COV may be reauthorized for use by the FDA in any such jurisdictions in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Similar limitations on the use of REGEN-COV may also be imposed by foreign regulatory authorities in jurisdictions where REGEN-COV is currently authorized for use. It is also possible that the FDA and certain other regulatory authorities may not grant REGEN-COV full marketing approval for the treatment or prevention of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. Further, besides currently available therapeutic and prevention options for COVID-19, additional products for treatment or prevention of COVID-19 that are more efficacious, more easily administered, more cost-effective, or otherwise superior may be successfully developed; and utilization of REGEN-COV previously was, and any future utilization may be, adversely impacted by other factors, such as the widespread availability of vaccines providing acquired immunity against COVID-19, other products for treatment or prevention of COVID-19, or the distribution model for REGEN-COV. Any of these factors may further negatively impact any potential future uptake or commercialization of REGEN-COV, and such impact may be material. The intense public interest, including speculation by the media, in the development and commercialization of monoclonal antibodies and other products for treatment or prevention of COVID-19 has caused or contributed to significant volatility in our stock price, which may continue as data and other information from any studies evaluating REGEN-COV (whether conducted by us or others), our "next generation" monoclonal antibodies targeting SARS-CoV-2 discussed below, and third-party product candidates for the treatment or prevention of COVID-19 as well as any other regulatory actions become public. We are also subject to similar risks in connection with the development and potential commercialization of any such "next generation" monoclonal antibodies.
In addition to our REGEN-COV program, we are progressing "next generation" monoclonal antibodies targeting SARS-CoV-2 that are active against Omicron, Delta, and other variants, and have initiated a first-in-human trial of one of these "next generation" antibodies. There can be no assurance as to the timing or success of this study or any future studies evaluating "next generation" antibodies and whether any of such antibodies will retain activity against present or future variants of concern.
We also face risks related to our significant investment in the development, supply, allocation, distribution, pricing, and commercialization of REGEN-COV and our "next generation" monoclonal antibodies (together with REGEN-COV referred to below as "our COVID-19 monoclonal antibodies"). Given the severity and urgency of the COVID-19 pandemic, we have committed and may continue to commit significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of our COVID-19 monoclonal antibodies, which involves a complex manufacturing process that is both resource- and time-sensitive. We expect our investment in the development and manufacture of our COVID-19 monoclonal antibodies to continue through 2022 and potentially beyond, although the magnitude of our investment will be subject to clinical data results, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes. If we are unable to obtain a new EUA for any of our "next generation" monoclonal antibodies, or obtain regulatory approvals for any of the foregoing, or if we make a strategic decision to discontinue development of, or not commercialize, our COVID-19 monoclonal antibodies or are otherwise not successful in their commercialization, we may be unable to recoup our significant expenses incurred to date and/or in the future related to the development and production of our COVID-19 monoclonal antibodies. While we previously recognized significant revenues in connection with sales of REGEN-COV, the degree to which future sales of our COVID-19 monoclonal antibodies will continue to impact our results of operations is highly uncertain.
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
We and Roche have faced and may in the future face additional challenges related to the allocation of supply of REGEN-COV and other COVID-19 monoclonal antibodies (as applicable), particularly with respect to geographic distribution. For example, if supplies of REGEN-COV are constrained in response to future demand, it is possible that the U.S. government may limit or restrict our and/or Roche's ability to distribute and commercialize REGEN-COV outside the United States. In addition, as a result of the emergency situations in many countries, there is a heightened risk that products for treatment or prevention of COVID-19 may be subject to adverse governmental actions in certain countries. The U.S. government may exercise or assert certain rights with respect to our inventions, products, or product candidates. For example, under the Defense Production Act, the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients, which could require us to allocate manufacturing capacity in a way that impacts our regular operations. In addition, our agreements with the U.S. government contain provisions granting the U.S. government certain rights relating to products, product candidates, and related inventions (as applicable) covered by those agreements. For example, our July 2020 agreement with the U.S. government relating to REGEN-COV gives the U.S. government, among other rights, the right to require us to grant a non-exclusive license to applicable inventions to a third party if such action is deemed necessary to alleviate certain health or safety needs. This right may be triggered if we, for example, do not manufacture or supply sufficient product to address such needs. If the U.S. government exercises or asserts any such rights or imposes these or similar measures with respect to our products, product candidates, or related inventions (including our COVID-19 monoclonal antibodies), it may adversely impact our business and results of operations. Foreign governments (including the government of Ireland, where we have manufacturing facilities) may have similar rights or attempt to assert any such rights. Further, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions made regarding the development program for our COVID-19 monoclonal antibodies, including any allocation, distribution, or pricing decisions. If we are unable to successfully manage these risks, we could face significant reputational harm, which could, among other adverse consequences, negatively affect our stock price.
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA and Dupixent.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the three months ended March 31, 2022 and 2021, EYLEA net sales in the United States represented 51% and 53% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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
•the outcome of the pending proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV (described further in Note 13 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
•the outcome of the pending government proceedings and investigations and other matters described in Note 13 to our Condensed Consolidated Financial Statements included in this report (including the civil complaint filed against us on June 24, 2020 in the U.S. District Court for the District of Massachusetts by the U.S. Attorney's Office for the District of Massachusetts); and
•the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so.
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
Our future revenues and profitability will be adversely affected in a material manner if such third-party payors do not adequately defray or reimburse the cost of our marketed products. If these entities do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payors cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payors more expensive for patients. Third-party payors may also require prior authorization for reimbursement, or require failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. As our currently marketed products and most of our product candidates are biologics, bringing them to market may cost more than bringing traditional, small-molecule drugs to market due to the complexity associated with the research, development, production, supply, and regulatory review of such products. Given cost sensitivities in many health care systems (which may continue to be exacerbated as a result of the COVID-19 pandemic), our currently marketed products and product candidates are likely to be subject to continued pricing pressures, which may have an adverse impact on our business, prospects, operating results, and financial condition.
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

Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies (in addition to those already in effect) designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. President Biden and various members of his administration and the current U.S. Congress have indicated that lowering drug prices continues to be a legislative and political priority, as evidenced, for example, by the "Executive Order on Promoting Competition in the American Economy" issued by President Biden in July 2021. The main proposal aimed at drug pricing introduced at the federal level as part of the "Build Back Better Act" (portions of which may be enacted into law even if the entire bill is not) includes measures that would allow the government to negotiate prices of certain prescription drugs under Medicare (including those covered under Medicare Part B, such as EYLEA) and would redesign the Medicare Part D benefit to limit patient out-of-pocket drug costs and shift liabilities among stakeholders, including manufacturers. At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
In addition, PBMs and other managed-care organizations often develop formularies to reduce their cost for medications. The breadth of the products covered by formularies varies considerably from one PBM to another. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our marketed products. If our marketed products are not included within an adequate number of formularies, adequate reimbursement levels are not provided, the eligible insured patient population for our products is limited, or a key payor refuses to provide reimbursement for our products in a particular jurisdiction altogether, this could have a material adverse effect on our and our collaborators' ability to commercialize the applicable product.
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
The market for Dupixent's current and potential future indications is also increasingly competitive. In atopic dermatitis, there are several topical ointments or agents either approved or in development. There are also topical and systemic JAK inhibitors and an antibody against IL-13 approved for atopic dermatitis and others are in development. In addition, a number of companies are developing antibodies against IL-4Ra, IL-13Ra1, OX40, and/or IL-31R. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or thymic stromal lymphopoietin ("TSLP"); and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP. There are several other potentially competitive products in development that may compete with Dupixent in asthma, as well as potential future indications, including antibodies against the IL-33 ligand or receptor. Dupixent also faces competition from inhaled products in asthma and potential future indications.
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
If we and our collaborators are unsuccessful in continuing to commercialize the marketed products subject to such collaborations, or if Bayer or Sanofi terminate their respective collaborations with us, our business, prospects, operating results, and financial condition would be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Therefore, termination of the Bayer collaboration agreement, our Antibody Collaboration, or our IO Collaboration would create substantial new and additional risks to the successful commercialization of the applicable products, particularly outside the United States. For additional information regarding our collaborations with Bayer and Sanofi, see "Risks Related to Our Reliance on Third Parties - If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA outside the United States would be materially harmed" below and "Risks Related to Our Reliance on Third Parties - If our Antibody Collaboration or our IO Collaboration with Sanofi is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, would be materially harmed" below.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable, which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the three months ended March 31, 2022 and 2021, our gross product sales of such products to two customers accounted on a combined basis for 85% and 75% of our total gross product revenue, respectively. We expect significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
We cannot sell or market products without regulatory approval or other authorization. If we or our collaborators do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications of our marketed products (or are materially delayed in doing so), the value of our Company and our business, prospects, operating results, and financial condition may be materially harmed.
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
In certain instances (such as when we use a biomarker-based test to identify and enroll specific patients in a clinical trial), regulatory approval of a companion diagnostic to our therapeutic product candidate may be required as a condition to regulatory approval of the therapeutic product candidate. We may need to rely on third parties to provide companion diagnostics for use with our product candidates. Such third parties may be unable or unwilling on terms acceptable to us to provide such companion diagnostics or to obtain timely regulatory approval of or product labeling updates for such companion diagnostics, which could negatively impact regulatory approval of our product candidates or may result in increased development costs or delays.
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
The FDA and comparable foreign regulatory authorities enforce Good Clinical Practice requirements ("GCPs") and other regulations and legal requirements through periodic inspections of trial sponsors, clinical research organizations ("CROs"), principal investigators, and trial sites. If we or any of the third parties conducting our clinical studies are determined to have failed to fully comply with GCPs, the study protocol or applicable regulations, the clinical data generated in those studies may be deemed unreliable. This and similar instances of non-compliance with GCPs could result in non-approval of our product candidates by the FDA or foreign regulatory authorities such as the EC, or we or the FDA or such other regulatory authorities may decide to conduct additional inspections or require additional clinical studies, which would delay our development programs, require us to incur additional costs, and could substantially harm our business, prospects, operating results, and financial condition.

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
In addition to the standard drug approval process, the Secretary of HHS may authorize the issuance of, and the FDA Commissioner may issue, an EUA to allow an unapproved medical product to be used in an emergency based on criteria established by the Food, Drug, and Cosmetic Act, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. For example, REGEN-COV has been authorized for use in certain individuals in the United States based on an EUA from the FDA. An EUA terminates when the emergency determination underlying the EUA terminates. The FDA may also revoke, revise, or restrict an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization or the medical product is no longer effective in diagnosing, treating, or preventing the underlying health emergency. For example, in January 2022, the FDA revised the EUA for REGEN-COV to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. With this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions, since Omicron-lineage variants are currently dominant across the United States. Any such termination, revocation, or revision of an EUA could adversely impact our business in a variety of ways, including by having to absorb related manufacturing and overhead costs as well as potential inventory write-offs if regulatory approval is not obtained timely or at all. For example, during the fourth quarter of 2021, we recorded a charge of $231.7 million to write down REGEN-COV inventory.
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in foreign jurisdictions. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities may ask for additional data in order to begin a clinical study, including phase 3 clinical trials required to submit a Marketing Authorization Application ("MAA") in the EU. In addition such authorities often have the authority to require post-approval studies, such as a post-authorization safety study ("PASS") and/or post-authorization efficacy study ("PAES"), which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in foreign countries before we can market that product or any other product in those countries.
Furthermore, in the European Economic Area ("EEA"), if we do not manage to retain a Qualified Person Responsible for Pharmacovigilance ("QPPV"), to maintain a Pharmacovigilance System Master File ("PSMF"), or to comply with other pharmacovigilance obligations, we may be at risk of our clinical trials being closed prematurely, our marketing authorization being suspended, and we may be subject to other enforcement actions by the national competent authorities of the EEA or the EC.
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
Additionally, conducting clinical trials in foreign countries presents additional risks, including political and economic risks that are not present in the United States, such as armed conflict and economic embargoes or boycotts. For example, we and our collaborators are currently conducting and may in the future conduct or initiate clinical trials with sites in Russia and/or Ukraine. While we currently do not expect the conflict between Russia and Ukraine and related developments to have a significant impact on our ability to obtain results from clinical trials conducted by us or our collaborators, actions taken by Russia or potentially other countries in Ukraine and surrounding areas may adversely affect our ability to adequately conduct certain clinical trials and maintain compliance with relevant protocols due to, among other reasons, the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence, or other governmental action or events that restrict movement. These developments may also result in our inability to access sites for monitoring or to obtain data from affected sites or patients going forward. We could also experience disruptions in our supply chain or limits to our ability to provide sufficient investigational materials in Ukraine and surrounding regions. Clinical trial sites may suspend or terminate the trials being conducted and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in such trials. Alternative sites in these areas may not be available and we may need to find other countries to conduct the relevant trials. Furthermore, military action may prevent the FDA or other regulatory agencies from inspecting clinical sites in these countries. Such interruptions may delay our plans for clinical development and approvals for our product candidates.
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

In some jurisdictions such as the EU, initiating phase 3 clinical trials and clinical trials in the pediatric population is subject to a requirement to obtain approval or a waiver from the competent authorities of the EU Member States and/or the European Medicines Agency ("EMA"). If we do not obtain such approval, our ability to conduct clinical trials and obtain marketing authorizations or approvals may be severely impaired and our business may be adversely impacted.
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
Many of our clinical trials are conducted under the oversight of Independent Data Monitoring Committees ("IDMCs"). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results. For example, in August 2020, we discontinued actively treating patients with fasinumab (which at such time only involved dosing in an optional second-year extension phase of one trial) following a recommendation from the responsible IDMC that the program be terminated based on available evidence to date. The recommended termination or material modification of any of our ongoing late-stage clinical trials by an IDMC could negatively impact the future development of our product candidate(s), and our business, prospects, operating results, and financial condition may be materially harmed.
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
Dupixent and Libtayo are being studied in additional indications, as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development." There is no guarantee that regulatory approval of Dupixent or Libtayo (as applicable) in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include hypersensitivity reactions, eye problems (including conjunctivitis and keratitis), injection-site reactions, eye and eyelid inflammation, cold sores, oropharyngeal pain, eosinophilia, insomnia, toothache, gastritis, joint pain (arthralgia), parasitic (helminth) infections, and facial rash or redness; and the side effects previously reported for Libtayo include certain immune-mediated adverse reactions that may occur in any organ system or tissue, including pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions, as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea. These and other complications or side effects could harm further development and/or commercialization of Dupixent and Libtayo (as applicable).
There also are risks inherent in subcutaneous injections (which are used for administering most of our antibody-based products and product candidates), such as injection-site reactions (including redness, itching, swelling, pain, and tenderness) and other side effects. In addition, there are risks inherent in intravenous administration (which are used for some of our antibody-based products and product candidates), such as infusion-related reactions (including nausea, pyrexia, rash, and dyspnea). These and other complications or side effects could harm further development and/or commercialization of our antibody-based products and product candidates utilizing this method of administration.
Many of our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.
In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, sometimes resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross-react with the patient's own proteins, resulting in an "auto-immune" type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so neutralizing antibodies may be detected at a later date, in some cases even after pivotal clinical trials have been completed.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. In addition, other parties may allege that our drug-delivery devices infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 13 to our Condensed Consolidated Financial Statements. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. For example, certain of our U.S. patents (including those pertaining to our key products, such as EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination, as described in Note 13 to our Condensed Consolidated Financial Statements included in this report. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 2,264,163 (which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse) is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal). In addition, on October 26 and October 27, 2021, anonymous parties initiated opposition proceedings in the EPO against our European Patent No. 2,944,306 (which concerns pre-filled syringes comprising ophthalmic formulations containing VEGF antagonists such as aflibercept for intravitreal administration), as described in Note 13 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.

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
Additionally, the United States and other government actions related to Russia's invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Further, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patent holders from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent and other intellectual property proceedings relating to Dupixent, as described in Note 13 to our Condensed Consolidated Financial Statements. In addition, we are currently party to patent infringement and other proceedings relating to EYLEA and REGEN-COV, as described in Note 13 to our Condensed Consolidated Financial Statements.
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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. We are aware of several companies developing biosimilar versions of EYLEA, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) expires on November 18, 2023, with the possibility of an additional six months of regulatory exclusivity (i.e., until May 18, 2024) if the FDA grants pediatric exclusivity based on our completion of certain studies evaluating EYLEA in pediatric patients with ROP and submission of the data from these studies to the FDA no later than 15 months before the date on which regulatory exclusivity would otherwise expire. Refer to the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development" for more information. The loss of market exclusivity for a product (such as EYLEA) would likely materially and negatively affect revenues from product sales of that product and thus our financial results and condition.

Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could adversely affect our ability to commercialize our marketed products and, if approved, our product candidates and to advance our clinical pipeline.
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. For example, our internal and contracted manufacturing capacity may not be sufficient if there is significant demand for REGEN-COV and our other COVID-19 monoclonal antibodies (if successfully developed and authorized for use). In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. For example, as described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in August 2020, we announced a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV (known as Ronapreve in other countries outside the United States). We cannot be certain that our current manufacturing and distribution capacity for REGEN-COV or the increased manufacturing and distribution capacity through our collaboration with Roche will be sufficient if there is significant future demand for REGEN-COV. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. We also rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
Our ability to continue to manufacture products in our Rensselaer, New York and Limerick, Ireland facilities and at additional facilities (if any) in the future (including our ability to conduct any fill/finish activities in the future), the ability of our collaborators to manufacture products at their facilities, and our ability to utilize other third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 13 to our Condensed Consolidated Financial Statements. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
If sales of our marketed products do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties or our collaborators.
We use our manufacturing facilities primarily to produce bulk product for commercial supply of our marketed products and clinical and preclinical candidates for ourselves and our collaborations. We also plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products and new product candidates if they are approved for marketing or otherwise authorized for use. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us. In addition, if we or our collaborators experience excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during the fourth quarter of 2021, we recorded a charge of $231.7 million to write down REGEN-COV inventory.
Third-party service or supply failures, or other failures, business interruptions, or other disasters affecting our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, the manufacturing facilities of our collaborators, or the facilities of any other party participating in the supply chain, would adversely affect our ability to supply our products.
Bulk drug materials are currently manufactured at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, as well as at our collaborators' facilities. We and our collaborators would be unable to manufacture these materials if the relevant facility were to cease production due to regulatory requirements or actions, business interruptions, labor shortages or disputes, supply chain interruptions or constraints (including with respect to natural gas and other raw materials), contaminations, fire, climate change, natural disasters, acts of war or terrorism, or other problems.
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
Also, certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of the COVID-19 pandemic and Russia's invasion of Ukraine, which have exacerbated many of these issues). In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates, which could materially and adversely affect our business and future prospects.
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
The FDA regulates the marketing and promotion of our products, which must comply with the Food, Drug, and Cosmetic Act and applicable FDA implementing standards. The FDA's review of promotional activities includes healthcare provider-directed and direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and sales representatives' communications. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug. Any such failures could also cause significant reputational harm. The FDA may take enforcement action for promoting unapproved uses of a product or other violations of its advertising laws and regulations. The applicable regulations in countries outside the U.S. grant similar powers to the competent authorities and impose similar obligations on companies.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment for individuals and the curtailment or restructuring of operations. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 13 to our Condensed Consolidated Financial Statements included in this report, we are party to a civil complaint filed in June 2020 by the U.S. Attorney's Office for the District of Massachusetts concerning our support of a 501(c)(3) organization that provides financial assistance to patients; and we are cooperating with pending government investigations concerning certain other business activities. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion in any such proceedings or investigations could harm our business, prospects, operating results, and financial condition.
As part of the PPACA, the federal government requires that pharmaceutical manufacturers record any "transfers of value" made to U.S. licensed physicians and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members. Information provided by companies is aggregated and posted annually on an "Open Payments" website, which is managed by CMS, the agency responsible for implementing these disclosure requirements. Beginning in 2022, applicable manufacturers also are required to report information (starting with information collected during 2021) regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives. We also have similar reporting obligations in other countries based on laws, regulations, and/or industry trade association requirements.

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
We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B drug pricing program (the "340B program"), which is administered by the Health Resources and Services Administration ("HRSA"), the U.S. Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program, and the Tricare Retail Pharmacy Program.
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
We have obligations to report the average sales price for certain of our drugs to the Medicare program as a part of our agreement to participate in the Medicaid Drug Rebate program. For calendar quarters beginning January 1, 2022, we need to report the average sales price for certain drugs under the Medicare program regardless of whether we participate in the

Medicaid Drug Rebate program. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.
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
We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the SEC and The NASDAQ Stock Market LLC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations. For example, in March 2022, the SEC proposed new rules for extensive and prescriptive climate-related disclosure in annual reports and registration statements, which would also require inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements. Also in March 2022, the SEC proposed rules that are intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, and governance, as well as cybersecurity incident reporting, by public companies. Our efforts to comply with these requirements and regulations (as well as corporate governance and disclosure expectations of investors and other stakeholders) have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.
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
•other laws and regulatory and industry trade association requirements to which our business activities abroad are subject, such as the FCPA and the U.K. Bribery Act (discussed in greater detail above under "Risks from the improper conduct of employees, agents, contractors, or collaborators could adversely affect our reputation and our business, prospects, operating results, and financial condition");
•changes in the political or economic condition of a specific country or region, including as a result of Russia's invasion of Ukraine;
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
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. The Internal Revenue Service or other domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns (see also Note 10 to our Condensed Consolidated Financial Statements included in this report). Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). Changes to U.S. tax laws and/or recommendations from the Organization for Economic Co-operation and Development (the "OECD") regarding a global minimum tax and other changes being considered and/or implemented in countries where we operate could materially impact our tax provision, cash tax liability, and effective tax rate. In addition, recommendations by the OECD and the EU could require companies to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny. Even though we regularly assess the information provided to tax authorities in determining the appropriateness of our tax reserves, such tax authorities could take a position that is contrary to our expectations, and the result could adversely affect our provision for income tax and our current rate.
We face risks related to the personal data we collect, process, and share.
Our ability to conduct our business is significantly dependent on the data that we collect, process, and share in discovering, developing, and commercializing drug products. These data are often considered personal data and are therefore regulated by data privacy laws in applicable jurisdictions.

Our activities outside the U.S., including clinical trial programs and research collaborations (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource), implicate non-U.S. data protection laws, including the EU's General Data Protection Regulations ("GDPR"). The GDPR has a wide range of compliance obligations, including increased transparency requirements and data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher)). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. In June 2021, the European Commission introduced new standard contractual clauses required to be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside the EU. Compliance with these requirements has been and is expected to continue to be costly and time consuming.
We conduct clinical trials in many countries around the world, which have new or evolving data privacy laws that have resulted in increased liability in the management of clinical trial data, and additional contractual and due-diligence obligations that could lead to a delay in clinical trial site start-up. There is an increase of enforcement activities in various EU countries that require evidence of compliance with local data privacy requirements. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the risk of substantial financial penalties for insufficient notice and consent, failure to respond to data subject rights requests, lack of a legal basis for the transfer of personal information out of the EU, or improper processing of personal data under the GDPR. Failure by our collaborators to comply with the strict rules on the transfer of personal data outside the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators or impact the flow of personal data outside the EU, which could adversely affect our business and could create liability for us.
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
Consumer protection laws impact the manner in which we develop and maintain processes to support our patient assistance programs, product marketing activities, and the sharing of employee and clinical data for internal and third-party commercial activities. Several U.S. states have proposed and passed consumer privacy laws, which were modeled after the California Consumer Privacy Act of 2018 (the "CCPA"). The CCPA, which became effective on January 1, 2020, is a consumer protection law that establishes requirements for data use and sharing transparency and provides California residents with personal data privacy rights regarding the use, disclosure, and retention of their personal data. Amendments to the CCPA have, among other things, imposed new obligations to provide notice where personal data will be de-identified. These laws and regulations are constantly evolving and may impose limitations on our business activities. Several other U.S. states have introduced similar consumer protection laws that may go into effect in the near future. At the federal level, Section 5 of the Federal Trade Commission Act is a consumer protection law that bars unfair and deceptive acts and practices and requires, among other things, companies to notify individuals that they will safeguard their personal data and that they will fulfil the commitments made in their privacy notices. The Federal Trade Commission has brought legal actions against organizations that have violated consumers' privacy rights or have misled them by failing to maintain appropriate security.
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
We depend upon third-party collaborators, including Sanofi and Bayer, and service providers such as CROs, outside testing laboratories, clinical investigator sites, third-party manufacturers, fill/finish providers, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these third parties in connection with the commercialization of our marketed products and our product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner (including as a result of its inability to perform due to financial or other relevant constraints, such as due to Russia's invasion of Ukraine) or in compliance with applicable GMPs, GLPs, or GCP standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates.
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
In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. There is the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare, including in connection with the current Russia-Ukraine hostilities.
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
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, there is no guarantee that we will have the ability to pay the principal amount due on our senior unsecured notes at maturity or redeem, repurchase, or refinance the notes prior to maturity on acceptable terms or at all. In addition, in March 2022, we completed an extension of the $720.0 million lease financing for our existing corporate headquarters and other rentable area consisting of approximately 150 acres of predominately office buildings and laboratory space located in Tarrytown, New York, which is set to expire in March 2027. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases" for further details. Our ability to refinance or to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of our marketed products, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
Our indebtedness could adversely impact our business.
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of March 31, 2022, we had an aggregate of $2.700 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of March 31, 2022, we had $3.346 billion in cash and cash equivalents and $10.789 billion in marketable securities (including $1.039 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 12, 2022, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 37.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 12, 2022. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $2.493 billion remained available as of March 31, 2022). There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 12, 2022, holders of Class A Stock held 14.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 12, 2022:
•our current executive officers and directors beneficially owned 7.2% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 12, 2022, and 18.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 12, 2022; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 37.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 12, 2022. In addition, these five shareholders plus our Chief Executive Officer held approximately 44.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 12, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase program, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended March 31, 2022. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
1/1/2022–1/31/2022	240,319		$613.11	240,000		$2,697.8
2/1/2022–2/28/2022	184,306		$618.22	184,200		$2,584.0
3/1/2022–3/31/2022	142,773		$636.92	142,773		$2,493.0
Total	567,398	(a)		566,973	(a)

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
10.1*
Second Amended and Restated Participation Agreement, dated as of March 2, 2022, by and among Old Saw Mill Holdings LLC, as lessee, Bank of America, N.A., as administrative agent, BA Leasing BSC, LLC, as lessor, and the rent assignees party thereto from time to time. (Incorporated by reference from the Form 8-K for the Registrant, filed March 8, 2022.)

10.2*
Second Amended and Restated Lease and Remedies Agreement, dated as of March 2, 2022, between Old Saw Mill Holdings LLC, as lessee, and BA Leasing BSC, LLC, as lessor. (Incorporated by reference from the Form 8-K for the Registrant, filed March 8, 2022.)

10.3*
Second Amended and Restated Guaranty, dated as of March 2, 2022, made by Regeneron Pharmaceuticals, Inc. (the "Registrant"), Regeneron Healthcare Solutions, Inc., and Regeneron Genetics Center LLC, as guarantors. (Incorporated by reference from the Form 8-K for the Registrant, filed March 8, 2022.)

10.4	Modification No. 1 to Base Agreement, dated as of January 26, 2022, by and between the Registrant and Advanced Technology International.
10.5**	Modification No. 5 to Project Agreement, dated as of March 22, 2022, by and between the Registrant and Advanced Technology International.
10.6**	Modification P00006 to Supply Agreement, dated as of February 24, 2022, by and between the Registrant and the U.S. Army Contracting Command, New Jersey.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Certain of the exhibits and/or schedules to this exhibit were omitted in accordance with Item 601(a)(5) of Regulation S-K
** Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	May 4, 2022	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)