Form 10-Q
period 2022-06-30
REGENERON PHARMACEUTICALS, INC.
filed 2022-08-03
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of July 25, 2022:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,818,146
Common Stock, $.001 par value	107,190,176

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®," "Evkeeza®," "EYLEA®," "Inmazeb®," "Libtayo®," "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "RGC™," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,395.1	$2,885.6
Marketable securities	4,171.3	2,809.1
Accounts receivable, net	5,161.4	6,036.5
Inventories	2,218.5	1,951.3
Prepaid expenses and other current assets	583.6	332.4
Total current assets	15,529.9	14,014.9

Marketable securities	6,415.9	6,838.0
Property, plant, and equipment, net	3,637.7	3,482.2
Deferred tax assets	1,352.4	876.9
Other noncurrent assets	269.9	222.8
Total assets	$27,205.8	$25,434.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$534.2	$564.0
Accrued expenses and other current liabilities	1,933.4	2,206.8
Finance lease liabilities	—	719.7
Deferred revenue	566.3	442.0
Total current liabilities	3,033.9	3,932.5

Long-term debt	1,980.7	1,980.0
Finance lease liabilities	720.0	—
Deferred revenue	58.7	73.3
Other noncurrent liabilities	724.7	680.2
Total liabilities	6,518.0	6,666.0

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2022 and 2021	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 128.3 in 2022 and 126.2 in 2021	0.1	0.1
Additional paid-in capital	9,120.2	8,087.5
Retained earnings	20,793.9	18,968.3
Accumulated other comprehensive loss	(223.8)	(26.2)
Treasury Stock, at cost; 20.6 shares in 2022 and 19.4 shares in 2021	(9,002.6)	(8,260.9)
Total stockholders' equity	20,687.8	18,768.8
Total liabilities and stockholders' equity	$27,205.8	$25,434.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Operations
Revenues:
Net product sales	$1,754.4	$4,137.8	$3,393.0	$5,862.1
Collaboration revenue	1,043.6	954.7	2,276.1	1,709.1
Other revenue	59.2	46.0	153.2	96.0
	2,857.2	5,138.5	5,822.3	7,667.2

Expenses:
Research and development	794.3	714.2	1,638.1	1,457.1
Acquired in-process research and development	197.0	—	225.1	—
Selling, general, and administrative	476.3	414.7	926.3	820.3
Cost of goods sold	149.2	539.4	356.5	722.6
Cost of collaboration and contract manufacturing	147.9	154.3	345.5	279.1
Other operating (income) expense, net	(17.4)	(31.3)	(37.6)	(71.8)
	1,747.3	1,791.3	3,453.9	3,207.3

Income from operations	1,109.9	3,347.2	2,368.4	4,459.9

Other income (expense):
Other (expense) income, net	(133.6)	420.0	(317.4)	574.9
Interest expense	(13.1)	(14.4)	(26.7)	(29.0)
	(146.7)	405.6	(344.1)	545.9

Income before income taxes	963.2	3,752.8	2,024.3	5,005.8

Income tax expense	111.1	653.9	198.7	791.7

Net income	$852.1	$3,098.9	$1,825.6	$4,214.1

Net income per share - basic	$7.90	$29.51	$17.01	$40.06
Net income per share - diluted	$7.47	$27.97	$16.07	$38.07

Weighted average shares outstanding - basic	107.9	105.0	107.3	105.2
Weighted average shares outstanding - diluted	114.0	110.8	113.6	110.7

Statements of Comprehensive Income
Net income	$852.1	$3,098.9	$1,825.6	$4,214.1
Other comprehensive income (loss), net of tax:
Unrealized loss on debt securities	(53.7)	(0.8)	(198.6)	(14.1)
Unrealized gain on cash flow hedges	—	0.3	1.0	0.5
Comprehensive income	$798.4	$3,098.4	$1,628.0	$4,200.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	1.8	$—	126.2	$0.1	$8,087.5	$18,968.3	$(26.2)	(19.4)	$(8,260.9)	$18,768.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.6	—	593.7	—	—	—	—	593.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(105.8)	—	—	—	—	(105.8)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.8	—	—	—	1.7	14.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.5)	(352.0)	(352.0)
Stock-based compensation charges	—	—	—	—	165.9	—	—	—	—	165.9
Net income	—	—	—	—	—	973.5	—	—	—	973.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(143.9)	—	—	(143.9)
Balance, March 31, 2022	1.8	—	127.6	0.1	8,754.1	19,941.8	(170.1)	(19.9)	(8,611.2)	19,914.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.8	—	228.0	—	—	—	—	228.0
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(41.9)	—	—	—	—	(41.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	14.0	—	—	—	2.2	16.2
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.7)	(393.6)	(393.6)
Stock-based compensation charges	—	—	—	—	166.0	—	—	—	—	166.0
Net income	—	—	—	—	—	852.1	—	—	—	852.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(53.7)	—	—	(53.7)
Balance, June 30, 2022	1.8	$—	128.3	$0.1	$9,120.2	$20,793.9	$(223.8)	(20.6)	$(9,002.6)	$20,687.8

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	1.8	$—	121.5	$0.1	$6,716.2	$10,893.0	$29.3	(16.4)	$(6,613.3)	$11,025.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.5	—	93.9	—	—	—	—	93.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(66.4)	—	—	—	—	(66.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	8.5	—	—	—	1.5	10.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.7)	(323.5)	(323.5)
Stock-based compensation charges	—	—	—	—	135.6	—	—	—	—	135.6
Net income	—	—	—	—	—	1,115.2	—	—	—	1,115.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13.1)	—	—	(13.1)
Balance, March 31, 2021	1.8	—	121.9	0.1	6,887.8	12,008.2	16.2	(17.1)	(6,935.3)	11,977.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.7	—	216.6	—	—	—	—	216.6
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(26.1)	—	—	—	—	(26.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	11.6	—	—	—	2.5	14.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(288.6)	(288.6)
Stock-based compensation charges	—	—	—	—	135.9	—	—	—	—	135.9
Net income	—	—	—	—	—	3,098.9	—	—	—	3,098.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.5)	—	—	(0.5)
Balance, June 30, 2021	1.8	$—	122.5	$0.1	$7,225.8	$15,107.1	$15.7	(17.7)	$(7,221.4)	$15,127.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,825.6	$4,214.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148.7	138.5
Stock-based compensation expense	326.7	276.4
Losses (gains) on marketable and other securities, net	370.9	(553.9)
Other non-cash items, net	138.3	192.6
Deferred taxes	(381.0)	51.8
Acquired in-process research and development in connection with asset acquisition	195.0	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	875.1	(2,883.9)
Increase in inventories	(328.7)	(221.5)
Increase in prepaid expenses and other assets	(288.5)	(277.8)
Increase (decrease) in deferred revenue	109.7	(64.8)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(325.7)	423.7
Total adjustments	840.5	(2,918.9)
Net cash provided by operating activities	2,666.1	1,295.2

Cash flows from investing activities:
Purchases of marketable and other securities	(3,774.9)	(1,886.5)
Sales or maturities of marketable and other securities	2,181.4	1,217.1
Capital expenditures	(295.4)	(263.8)
Asset acquisition, net of cash acquired	(230.3)	—
Net cash used in investing activities	(2,119.2)	(933.2)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	828.4	308.2
Payments in connection with Common Stock tendered for employee tax obligations	(147.7)	(180.7)
Repurchases of Common Stock	(717.1)	(612.1)
Net cash used in financing activities	(36.4)	(484.6)

Net increase (decrease) in cash, cash equivalents, and restricted cash	510.5	(122.6)

Cash, cash equivalents, and restricted cash at beginning of period	2,898.1	2,207.3

Cash, cash equivalents, and restricted cash at end of period	$3,408.6	$2,084.7

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
Beginning with the first quarter of 2022, the Company added a new line item, Acquired in-process research and development, to its Condensed Consolidated Statements of Operations and Comprehensive Income. This line item includes in-process research and development acquired in connection with asset acquisitions as well as up-front/opt-in payments related to license and collaboration agreements. Amounts recorded in this line item for the three and six months ended June 30, 2022 would have historically been recorded to Research and development expenses. No such amounts were recorded for the three and six months ended June 30, 2021.

2. Product Sales
Net product sales consist of the following:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net Product Sales in the United States	2022	2021	2022	2021
EYLEA®	$1,621.2	$1,424.7	$3,138.8	$2,771.7
Libtayo®*	90.9	78.0	169.8	147.1
Praluent®	31.2	41.9	64.8	85.2
REGEN-COV®**	—	2,591.2	—	2,853.4
Evkeeza®	11.1	2.0	19.6	2.5
ARCALYST®***	—	—	—	2.2
	$1,754.4	$4,137.8	$3,393.0	$5,862.1

** Net product sales of REGEN-COV in the United States relate to product sold in connection with our agreements with the U.S. government. See Note 3 for further details.
*** Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States. Previously, the Company recorded net product sales of ARCALYST in the United States.
* Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. Effective July 1, 2022, the Company will record global net product sales of Libtayo. See Note 3 for further details.

As of June 30, 2022 and December 31, 2021, the Company had $3.888 billion and $5.059 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and six months ended June 30, 2022 and 2021. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Besse Medical, a subsidiary of AmerisourceBergen Corporation	57%	22%	56%	30%
McKesson Corporation	28%	14%	29%	19%
U.S. government	—%	57%	—%	43%

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2022	2021	2022	2021
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Collaboration revenue	$496.6	$327.6	$911.9	$588.2
Sales-based milestone earned	Collaboration revenue	$—	$—	$50.0	$—
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$145.5	$110.9	$306.3	$216.5
Other	Collaboration revenue	$28.9	$—	$28.9	$—
Reimbursement of research and development expenses	Reduction of Research and development expense	$52.7	$46.5	$89.2	$77.1
Regeneron's obligation for its share of Sanofi research and development expenses	Research and development expense	$(15.6)	$(10.6)	$(25.3)	$(22.5)
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$110.8	$78.3	$202.5	$137.9

Immuno-oncology:
Regeneron's share of profits (losses) in connection with commercialization of Libtayo outside the United States	Collaboration revenue	$3.9	$(3.5)	$6.7	$(9.6)
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$2.6	$2.7	$4.6	$7.4
Reimbursement of research and development expenses	Reduction of Research and development expense	$21.2	$22.5	$42.7	$44.4
Reimbursement of commercialization-related expenses	Reduction of Selling, general, and administrative expense	$22.4	$20.7	$41.4	$39.2
Regeneron's obligation for its share of Sanofi commercial expenses	Selling, general, and administrative expense	$(10.7)	$(10.9)	$(19.9)	$(18.6)
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(37.8)	$(34.4)	$(70.1)	$(64.8)
Amounts recognized in connection with up-front payments received	Other operating income	$17.0	$20.7	$35.1	$43.6
Antibody
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"), which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Under the terms of the Antibody License and Collaboration Agreement, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits from commercialization of collaboration products. Under the terms of the Antibody License and Collaboration Agreement, we were required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. On July 1, 2022, an amendment to the Antibody License and Collaboration Agreement became effective, pursuant to which the percentage of Regeneron’s share of profits used to reimburse Sanofi for such development costs increased from 10% to 20%.
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
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	June 30,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$751.5	$504.8
Deferred revenue	$457.5	$368.7
Immuno-oncology
The Company has been party to a collaboration with Sanofi for antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). Under the terms of the Immuno-oncology License and Collaboration Agreement, the parties were co-developing and co-commercializing Libtayo. The parties shared equally, on an ongoing basis, development and commercialization expenses for Libtayo. The Company had principal control over the development of Libtayo and led commercialization activities in the United States (see Note 2 for related product sales information), while Sanofi led commercialization activities outside of the United States. The parties shared equally in profits and losses in connection with the commercialization of Libtayo.
Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA"). Consequently, in July 2022, the Company made a $900.0 million up-front payment to Sanofi, and Sanofi is eligible to receive a $100.0 million regulatory milestone and up to an aggregate of $100.0 million in sales-based milestones upon achieving certain amounts of worldwide net product sales of Libtayo through 2023. The Company will also pay Sanofi an 11% royalty on net product sales of Libtayo through March 31, 2034. Amounts paid to Sanofi in connection with obtaining the worldwide rights to Libtayo, including the up-front payment and any contingent consideration, will be recorded as an intangible asset.
The Company was obligated to reimburse Sanofi for half of the development costs it funded that were attributable to clinical development of antibody product candidates under the Amended and Restated Immuno-oncology Discovery and Development Agreement from our share of profits from commercialized IO Collaboration products. Under the A&R IO LCA, the amount of development costs incurred under the IO Collaboration for which we are obligated to reimburse Sanofi is $35.0 million, and the Company will reimburse Sanofi for such development costs by paying Sanofi a 0.5% royalty on net product sales of Libtayo until all such development costs have been reimbursed by Regeneron.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	June 30,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$12.4	$(22.5)
Deferred revenue	$33.8	$16.0
Other liabilities	$241.0	$276.1
Other liabilities include up-front payments received from Sanofi for which recognition had been deferred. During the third quarter of 2022, in connection with the A&R IO LCA, the remaining IO Collaboration Other liabilities balance will be recorded as a reduction to the intangible asset described above.

b. Bayer
The Company is party to a license and collaboration agreement with Bayer for the global development and commercialization of EYLEA (aflibercept) and aflibercept 8 mg outside the United States. Agreed-upon development expenses incurred by the Company and Bayer are generally shared equally.
Bayer markets EYLEA outside the United States and the companies share equally in profits and losses from sales. In Japan, the Company was entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net product sales through 2021, and effective January 1, 2022, the companies share equally in profits and losses from sales.
Amounts recognized in our Statements of Operations in connection with our Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2022	2021	2022	2021
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	Collaboration revenue	$339.7	$335.4	$678.1	$644.3
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$17.8	$13.7	$42.8	$27.6
One-time payment in connection with change in Japan arrangement	Collaboration revenue	$—	$—	$21.9	$—
Reimbursement of research and development expenses	Reduction of Research and development expense	$9.8	$9.9	$20.9	$20.7
Regeneron's obligation for its share of Bayer research and development expenses	Research and development expense	$(6.9)	$(10.9)	$(17.7)	$(23.4)
The following table summarizes contract balances in connection with our Bayer collaboration:

	June 30,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$347.6	$355.5
Deferred revenue	$133.7	$129.4
c. U.S. Government
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
As of December 31, 2021, the Company had completed its final deliveries of drug product under its agreements with the U.S. government. See Note 2 for REGEN-COV net product sales recognized during the three and six months ended June 30, 2021.

d. Roche
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
Amounts recognized in our Statements of Operations in connection with the Roche Collaboration Agreement are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2022	2021	2022	2021
Global gross profit payment from Roche in connection with sales of Ronapreve	Collaboration revenue	$8.2	$167.9	$224.5	$234.7
Reimbursement of research and development expenses from Roche (recorded as a reduction of Research and development expense) was $41.0 million and $127.8 million for the three and six months ended June 30, 2021. Such amounts were not material for the three and six months ended June 30, 2022.
The following table summarizes contract balances in connection with the Roche Collaboration Agreement:

	June 30,	December 31,
(In millions)	2022	2021
Accrued expenses and other current liabilities	$5.8	$268.8
e. Alnylam
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
Amounts recognized in our Statements of Operations in connection with the Alnylam agreements described above were not material for the three and six months ended June 30, 2022 and 2021. In addition, contract balances in our Balance Sheets were not material as of June 30, 2022 and December 31, 2021.

f. Checkmate
In May 2022, the Company completed its acquisition of Checkmate Pharmaceuticals, Inc. (“Checkmate”) for a total equity value of approximately $250 million. The Company made an assessment as to whether the set of assets acquired constituted a business and should be accounted for as a business combination. Given that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, vidutolimod, which is in clinical development for oncology, the transaction was accounted for as an asset acquisition. As a result of the acquisition, the Company recorded (i) a charge of $195.0 million to Acquired in-process research and development and (ii) net assets of $35.3 million, net of cash, related to the assets acquired (including deferred tax assets and investments) and liabilities assumed.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income - basic and diluted	$852.1	$3,098.9	$1,825.6	$4,214.1

Weighted average shares - basic	107.9	105.0	107.3	105.2
Effect of dilutive securities:
Stock options	4.7	4.8	4.9	4.7
Restricted stock awards and restricted stock units	1.4	1.0	1.4	0.8
Weighted average shares - diluted	114.0	110.8	113.6	110.7

Net income per share - basic	$7.90	$29.51	$17.01	$40.06
Net income per share - diluted	$7.47	$27.97	$16.07	$38.07
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2022	2021	2022	2021
Stock options	2.2	5.0	2.3	5.0

5. Marketable Securities
Marketable securities as of June 30, 2022 and December 31, 2021 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of June 30, 2022	Cost Basis	Gains	Losses	Value
Corporate bonds	$7,849.1	$0.1	$(271.0)	$7,578.2
U.S. government and government agency obligations	1,051.8	—	(5.8)	1,046.0
Sovereign bonds	45.9	—	(1.8)	44.1
Commercial paper	669.2	—	(1.4)	667.8
Certificates of deposit	337.5	—	(0.9)	336.6
Asset-backed securities	40.9	—	(1.5)	39.4
	$9,994.4	$0.1	$(282.4)	$9,712.1

As of December 31, 2021
Corporate bonds	$7,518.4	$10.2	$(40.9)	$7,487.7
U.S. government and government agency obligations	109.0	0.3	(0.8)	108.5
Sovereign bonds	64.4	0.3	(0.3)	64.4
Commercial paper	439.7	—	(0.1)	439.6
Certificates of deposit	255.2	—	(0.1)	255.1
Asset-backed securities	42.0	—	(0.1)	41.9
	$8,428.7	$10.8	$(42.3)	$8,397.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of June 30, 2022 mature at various dates through April 2027. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	June 30,	December 31,
(In millions)	2022	2021
Maturities within one year	$4,171.2	$2,809.1
Maturities after one year through five years	5,540.9	5,588.1
	$9,712.1	$8,397.2

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of June 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$7,139.8	$(251.8)	$279.9	$(19.2)	$7,419.7	$(271.0)
U.S. government and government agency obligations	1,005.1	(5.7)	1.2	(0.1)	1,006.3	(5.8)
Sovereign bonds	44.2	(1.8)	—	—	44.2	(1.8)
Commercial paper	620.0	(1.4)	—	—	620.0	(1.4)
Certificates of deposit	285.4	(0.9)	—	—	285.4	(0.9)
Asset-backed securities	39.5	(1.5)	—	—	39.5	(1.5)
	$9,134.0	$(263.1)	$281.1	$(19.3)	$9,415.1	$(282.4)

As of December 31, 2021
Corporate bonds	$5,889.3	$(40.9)	$—	$—	$5,889.3	$(40.9)
U.S. government and government agency obligations	90.0	(0.8)	—	—	90.0	(0.8)
Sovereign bonds	37.0	(0.3)	—	—	37.0	(0.3)
Commercial paper	295.7	(0.1)	—	—	295.7	(0.1)
Certificates of deposit	169.4	(0.1)	—	—	169.4	(0.1)
Asset-backed securities	34.9	(0.1)	—	—	34.9	(0.1)
	$6,516.3	$(42.3)	$—	$—	$6,516.3	$(42.3)
With respect to marketable securities, for the three and six months ended June 30, 2022 and 2021, amounts reclassified from Accumulated other comprehensive loss into Other (expense) income, net were related to realized gains and losses on sales of available-for-sale debt securities.
For the three and six months ended June 30, 2022 and 2021, realized gains and losses on sales of marketable securities were not material.

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

(In millions)		Fair Value Measurements at Reporting Date
As of June 30, 2022	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$7,578.2	$—	$7,578.2
U.S. government and government agency obligations	1,046.0	—	1,046.0
Sovereign bonds	44.1	—	44.1
Commercial paper	667.8	—	667.8
Certificates of deposit	336.6	—	336.6
Asset-backed securities	39.4	—	39.4
Equity securities (unrestricted)	35.2	35.2	—
Equity securities (restricted)	839.9	839.9	—
	$10,587.2	$875.1	$9,712.1

As of December 31, 2021
Available-for-sale debt securities:
Corporate bonds	$7,487.7	$—	$7,487.7
U.S. government and government agency obligations	108.5	—	108.5
Sovereign bonds	64.4	—	64.4
Commercial paper	439.6	—	439.6
Certificates of deposit	255.1	—	255.1
Asset-backed securities	41.9	—	41.9
Equity securities (unrestricted)	58.4	58.4	—
Equity securities (restricted)	1,191.5	1,191.5	—
	$9,647.1	$1,249.9	$8,397.2
The Company held certain restricted equity securities as of June 30, 2022 which are subject to transfer restrictions that expire at various dates through 2024.
During the three and six months ended June 30, 2022, we recorded $163.7 million and $374.9 million of net unrealized losses, respectively, on equity securities in Other (expense) income, net. During the three and six months ended June 30, 2021, we recorded $409.0 million and $552.9 million of net unrealized gains, respectively, on equity securities in Other (expense) income, net.
In addition to the investments summarized in the table above, as of June 30, 2022 and December 31, 2021, the Company had $47.3 million and $40.0 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of our long-term debt (see Note 8), which was determined based on Level 2 inputs, was estimated to be $1.513 billion and $1.887 billion as of June 30, 2022 and December 31, 2021, respectively.

7. Inventories
Inventories consist of the following:

	June 30,	December 31,
(In millions)	2022	2021
Raw materials	$831.7	$721.9
Work-in-process	717.3	707.2
Finished goods	45.6	73.7
Deferred costs	623.9	448.5
	$2,218.5	$1,951.3
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three and six months ended June 30, 2022, Cost of goods sold included inventory write-offs and reserves totaling $19.2 million and $66.6 million, respectively. For the three and six months ended June 30, 2021, Cost of goods sold included inventory write-offs and reserves totaling $139.9 million and $149.3 million, respectively.
8. Debt
In 2020, we issued and sold $1.250 billion aggregate principal amount of senior unsecured notes due 2030 and $750 million aggregate principal amount of senior unsecured notes due 2050. Long-term debt in connection with our senior unsecured notes (collectively, the "Notes"), net of underwriting discounts and offering expenses, consists of the following:

	June 30,	December 31,
(In millions)	2022	2021
1.750% Senior Notes due September 2030	$1,240.4	$1,239.9
2.800% Senior Notes due September 2050	740.3	740.1
	$1,980.7	$1,980.0
Interest expense related to the Notes was $11.1 million and $22.2 million, respectively, for each of the three and six months ended June 30, 2022, and 2021.
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
Consistent with the original lease, the Restated Lease continues to be classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Restated Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in our $750.0 million revolving credit facility. The Company was in compliance with all such covenants as of June 30, 2022.
10. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 11.5% and 17.4% for the three months ended June 30, 2022 and 2021, respectively and 9.8% and 15.8% for the six months ended June 30, 2022 and 2021, respectively. The Company's effective tax rate for the three and six months ended June 30, 2022 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and, to a lesser extent, stock-based compensation. The Company's effective tax rate for the three and six months ended June 30, 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities. In addition, the effective tax rate for the six months ended June 30, 2021 was positively impacted by the reversal of liabilities related to uncertain tax positions. During the six months ended June 30, 2021, we reduced the amount of liabilities for uncertain tax positions related to the Company’s federal income tax returns for 2015 and 2016, as these audits were effectively settled.
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
In November 2021, our board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase program above. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of June 30, 2022, $2.099 billion remained available for share repurchases under the November 2021 program.
The table below summarizes the shares of our Common Stock we repurchased under the programs and the cost of the shares received, which were recorded as Treasury Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Number of shares repurchased	0.7	0.6	1.2	1.3
Total cost of shares received	$393.6	$288.6	$745.5	$612.1

12. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	June 30,
(In millions)	2022	2021
Cash and cash equivalents	$3,395.1	$2,072.2
Restricted cash included in Other noncurrent assets	13.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$3,408.6	$2,084.7
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	June 30,	December 31,	June 30,	December 31,
(In millions)	2022	2021	2021	2020
Accrued capital expenditures	$81.9	$74.8	$93.4	$83.6
13. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of June 30, 2022 and December 31, 2021, the Company's accruals for loss contingencies were not material. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
Proceedings Relating to Praluent (alirocumab) Injection
As described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and below, the Company is currently a party to patent infringement actions initiated by Amgen Inc. (and/or its affiliated entities) against the Company and/or Sanofi (and/or the Company's and Sanofi's respective affiliated entities) in a number of jurisdictions relating to Praluent. See Note 3 of the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the Company's and Sanofi's arrangement regarding the costs resulting from or associated with such actions. In addition, as described below, the Company filed a lawsuit against Amgen alleging that Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws.
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
On May 27, 2022, the Company filed a lawsuit against Amgen in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On August 1, 2022, Amgen filed a motion to dismiss the complaint.

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
Proceedings Relating to Dupixent (dupilumab) Injection
On September 30, 2016, Sanofi initiated a revocation proceeding in the United Kingdom to invalidate the U.K. counterpart of European Patent No. 2,292,665 (the "'665 Patent"), a patent owned by Immunex Corporation relating to antibodies that bind the human interleukin-4 receptor. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the EPO opposition proceedings initiated by the Company and Sanofi in relation to the '665 Patent. The oral hearing before the EPO on the oppositions occurred on November 20, 2017, at which the claims of the '665 Patent were found invalid and the patent was revoked. A final written decision of revocation of the '665 Patent was issued by the EPO on January 4, 2018. Immunex filed a notice of appeal of the EPO's decision on January 31, 2018, which appeal was withdrawn at an oral hearing before the TBA on March 10, 2022 following the TBA's ruling discussed below. On May 18, 2022, the revocation action in the U.K. Patents Court was dismissed following the EPO's revocation of the '665 Patent. On September 20, 2017 and September 21, 2017, respectively, the Company and Sanofi initiated opposition proceedings in the EPO against Immunex's European Patent No. 2,990,420 (the "'420 Patent"), a divisional patent of the '665 Patent (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '665 Patent but contains claims to a different invention). The oral hearing before the EPO on the oppositions occurred on February 14–15, 2019, at which the '420 Patent was revoked in its entirety. Immunex filed a notice of appeal of the EPO's decision on May 31, 2019. At an oral hearing before the TBA on March 10, 2022, the TBA maintained the invalidity and revocation of the '420 Patent. The original patent term of the Immunex patents expired in May 2021.
Proceedings Relating to EYLEA (aflibercept) Injection
United States
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

Europe
On October 26 and October 27, 2021, anonymous parties initiated opposition proceedings in the EPO against the Company's European Patent No. 2,944,306 (the "'306 Patent") seeking revocation of the '306 Patent in its entirety.
Canada
On June 15 and July 15, 2022, the Company and Bayer Inc. filed patent infringement lawsuits against BGP Pharma ULC d.b.a Viatris Canada and two additional defendants in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 2,654,510 and 3,007,276 (in the lawsuit filed on June 15, 2022) and the Company's Canadian Patent No. 2,965,495 (in the lawsuit filed on July 15, 2022).
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
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration of invalidity of the '631 Patent on two separate grounds. On January 15, 2021, the USPTO declined to institute an IPR proceeding on procedural grounds in light of the pending ITC investigation discussed above; the other IPR petition has been withdrawn. Following Novartis's motion to terminate the ITC investigation discussed above, on April 16, 2021 the Company filed a new IPR petition seeking a declaration of invalidity of the '631 Patent based on the same grounds that were the basis for the OUII staff attorney's determination discussed above. On October 26, 2021, the USPTO issued a decision instituting the IPR proceeding. An oral hearing was held on July 21, 2022.
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). The Company is also seeking injunctive relief and treble damages. On September 4, 2020, Novartis filed, and Vetter moved to join, a motion to dismiss the complaint, to transfer the lawsuit to the Northern District of New York, or to stay the suit; and on October 19, 2020, Novartis filed, and Vetter moved to join, a second motion to dismiss the complaint on different grounds. On January 25, 2021, the Company filed an amended complaint seeking a judgment that Novartis's conduct violates Section 2 of the Sherman Antitrust Act based on additional grounds, as well as a judgment of tortious interference with contract. On February 22, 2021, Novartis filed, and Vetter moved to join, a motion to dismiss the amended complaint. On September 21, 2021, the court granted Novartis and Vetter's motion to transfer this lawsuit to the Northern District of New York. As a result, this lawsuit was transferred to the same judge that had been assigned to the patent infringement lawsuit discussed above. On November 5, 2021, the Company filed a motion to stay these proceedings in light of the pending IPR proceeding discussed above. On January 31, 2022, the court denied the Company's motion to stay these proceedings and granted Novartis and Vetter's motion to dismiss the amended complaint. On June 10, 2022, the Company filed an appeal of the District Court's decision to dismiss the amended complaint with the U.S. Court of Appeals for the Second Circuit.

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

Proceedings Initiated by Medicare Advantage Plans Relating to Patient Assistance Organization Support
The Company is party to several lawsuits relating to the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. These lawsuits were filed by UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") and Humana Inc. ("Humana") in the United States District Court for the Southern District of New York on December 17, 2020 and July 22, 2021, respectively; and by Blue Cross and Blue Shield of Massachusetts, Inc. and Blue Cross and Blue Shield of Massachusetts HMO Blue, Inc. (collectively, "BCBS"), Medical Mutual of Ohio ("MMO"), Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey ("Horizon"), and Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund ("Local 464A") in the U.S. District Court for the District of Massachusetts on December 20, 2021, February 23, 2022, April 4, 2022, and June 17, 2022, respectively. These lawsuits allege causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act and seek monetary damages and equitable relief. The MMO and Local 464A lawsuits are putative class action lawsuits. On December 29, 2021, the lawsuits filed by UHC and Humana were stayed by the United States District Court for the Southern District of New York pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts discussed under "Department of Justice Matters" above. In the BCBS, MMO, and Horizon matters, on May 31, 2022, June 6, 2022, and June 13, 2022, respectively, the Company filed motions to transfer the actions to the United States District Court of the Southern District of New York or, in the alternative, to stay the actions in favor of the proceedings before the U.S. District Court for the District of Massachusetts discussed under "Department of Justice Matters" above; or to dismiss the complaints with prejudice.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed or otherwise commercialized by Regeneron and/or its collaborators or licensees (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and product candidates being developed by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Evkeeza® (evinacumab), REGEN-COV® (casirivimab and imdevimab), aflibercept 8 mg, fasinumab, pozelimab, odronextamab, itepekimab, fianlimab, REGN5458, REGN5713-5714-5715, REGN1908-1909, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation those listed above; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products, research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron’s Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV described further in Note 13 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 13 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.

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
Selected financial information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues	$2,857.2	$5,138.5	$5,822.3	$7,667.2
Net income	$852.1	$3,098.9	$1,825.6	$4,214.1
Net income per share - diluted	$7.47	$27.97	$16.07	$38.07
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
Products
Products that have received marketing approval are summarized in the table below.

Product		Disease	Territory
			U.S.	EU	Japan	ROW(e)
EYLEA (aflibercept) Injection(a)	-	Neovascular age-related macular degeneration ("wet AMD")	✓	✓	✓	✓
	-	Diabetic macular edema ("DME")	✓	✓	✓	✓
-
Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")
			✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy ("DR")	✓
	-	Neovascular glaucoma ("NVG")			✓
Dupixent (dupilumab) Injection(b)	-	Atopic dermatitis (in adults and adolescents)	✓	✓	✓	✓
	-	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	-	Atopic dermatitis (in pediatrics 6 months–5 years of age)	✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Asthma (in pediatrics 6–11 years of age)	✓	✓

Product (continued)		Disease	Territory
			U.S.	EU	Japan	ROW(e)
Dupixent (dupilumab) Injection(b) (continued)	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓
	-	Eosinophilic esophagitis ("EoE") (in adults and adolescents)	✓
Libtayo (cemiplimab) Injection(c)	-	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓		✓
	-	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓		✓
	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
	-	Metastatic or recurrent second-line cervical cancer				✓
Praluent (alirocumab) Injection(d)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓		✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
	-	Homozygous familial hypercholesterolemia ("HoFH")	✓
REGEN-COV(f)	-	COVID-19		✓	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(b)	-	Rheumatoid arthritis ("RA")	✓	✓	✓	✓
Evkeeza (evinacumab) Injection(g)	-	HoFH (in adults and adolescents)	✓	✓
Inmazeb (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	-	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(h)	-	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	-	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults and pediatrics)	✓
	-	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(i)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

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
(c) In collaboration with Sanofi prior to July 2022. Effective July 2022, the Company is solely responsible for the development, commercialization, and manufacturing of Libtayo. Refer to "Collaboration, License, and Other Agreements" section below for further details.

(d) The Company is solely responsible for the development and commercialization of Praluent in the United States, and Sanofi is solely responsible for the development and commercialization of Praluent outside of the United States.

(e) Rest of world ("ROW"). A checkmark in this column indicates that the product has received marketing approval in at least one country outside of the United States, European Union ("EU"), or Japan.

(f) Known as REGEN-COV in the United States and Ronapreve in other countries. Refer to "Additional Information - Clinical Development Programs" section below for further details regarding the status of the Emergency Use Authorization ("EUA") for REGEN-COV in the United States.

(g) In January 2022, the Company entered into a license and collaboration agreement for Ultragenyx to develop and commercialize Evkeeza outside of the United States.
(h) Kiniksa is solely responsible for the development and commercialization of ARCALYST.
(i) Sanofi is solely responsible for the development and commercialization of ZALTRAP.
Net Product Sales of Regeneron-Discovered Products

	Three Months Ended June 30,
	2022			2021				% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW		Total	(Total Sales)
EYLEA(a)	$1,621.2	$869.8	$2,491.0	$1,424.7	$857.6	*	$2,282.3	9%
Dupixent(b)	$1,582.1	$509.7	$2,091.8	$1,146.6	$352.4		$1,499.0	40%
Libtayo(c)	$90.9	$50.4	$141.3	$78.0	$38.9		$116.9	21%
Praluent(d)	$31.2	$77.7	$108.9	$41.9	$57.5		$99.4	10%
REGEN-COV(e)	$—	$22.8	$22.8	$2,591.2	$470.2		$3,061.4	(99%)
Kevzara(b)	$43.0	$39.3	$82.3	$30.7	$36.0		$66.7	23%
Other products(f)	$12.1	$19.0	$31.1	$3.3	$22.2		$25.5	22%

	Six Months Ended June 30,
	2022			2021				% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW		Total	(Total Sales)
EYLEA(a)	$3,138.8	$1,738.3	$4,877.1	$2,771.7	$1,668.8	*	$4,440.5	10%
Dupixent(b)	$2,907.7	$994.5	$3,902.2	$2,108.1	$653.8		$2,761.9	41%
Libtayo(c)	$169.8	$96.2	$266.0	$147.1	$70.6		$217.7	22%
Praluent(d)	$64.8	$155.5	$220.3	$85.2	$118.8		$204.0	8%
REGEN-COV(e)	$—	$658.4	$658.4	$2,853.4	$654.4		$3,507.8	(81%)
Kevzara(b)	$100.0	$88.7	$188.7	$61.4	$74.4		$135.8	39%
Other products(f)	$22.0	$39.4	$61.4	$7.4	$45.2		$52.6	17%

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
(c) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. The parties equally shared profits/losses in connection with global sales of Libtayo. Effective July 1, 2022, the Company will record global net product sales of Libtayo and pay Sanofi a royalty on such sales. Refer to "Products" section above and "Collaboration, License, and Other Agreements" section below for further details.

(d) Regeneron records net product sales of Praluent in the United States. Sanofi records net product sales of Praluent outside the United States and pays the Company a royalty on such sales.
(e) Regeneron records net product sales of REGEN-COV in the United States. Roche records net product sales of the antibody cocktail outside the United States and the parties share gross profits from global sales based on a pre-specified formula.

(f) Included in this line item are products which are sold by the Company and others. Refer to "Results of Operations - Revenues" below for a complete listing of net product sales recorded by the Company. In addition, not included in this line item are net product sales of ARCALYST subsequent to the first quarter of 2021, which are recorded by Kiniksa; net product sales of ARCALYST were $22.2 million for the first quarter of 2022.

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

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA (aflibercept)(a)			–Retinopathy of prematurity ("ROP")(c)	–ROP (EU and Japan) –Every-16-weeks dosing regimen in patients with DR (U.S.)
–Submit supplemental Biologics License Application ("sBLA") for ROP (third quarter 2022)

–U.S. Food and Drug Administration ("FDA") decision on sBLA for every-16-weeks dosing regimen in patients with DR (target action date of February 28, 2023)

Aflibercept 8 mg(a)			–Wet AMD –DME		–Reported detailed results from Phase 2 trial in wet AMD	–Report results from Phase 3 studies in wet AMD and DME (second half 2022)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit		–Grass allergy
–EoE in pediatrics(c)

–Chronic obstructive pulmonary disease ("COPD")

–Bullous pemphigoid (Phase 2/3)(c)

–Chronic spontaneous urticaria ("CSU")

–Prurigo nodularis

–Allergic bronchopulmonary aspergillosis ("ABPA")

–Chronic inducible urticaria - cold

–Chronic rhinosinusitis without nasal polyposis
–Atopic dermatitis in pediatrics (6 months–5 years of age) (EU) –EoE in adults and adolescents (EU) –Prurigo nodularis (U.S., EU, and Japan)
–Approved by FDA for atopic dermatitis in pediatrics (6 months–5 years of age)

–Approved by European Commission ("EC") for severe asthma in pediatrics (6–11 years of age)

–Approved by FDA for EoE in adults and adolescents

–Reported that Phase 3 trial in EoE in pediatrics (1–11 years of age) met its primary endpoint

–Reported that second Phase 3 trial in prurigo nodularis met its primary and key secondary endpoints

–EC decision on regulatory submission for atopic dermatitis in pediatrics (6 months–5 years of age) (first half 2023)

–Submit regulatory application in Japan for atopic dermatitis in pediatrics and adolescents (6 months–14 years of age) (second half 2022)

–EC decision on regulatory submission for EoE in adults and adolescents (first half 2023)

–Submit sBLA for EoE in pediatrics (first half 2023)

–Report initial results from Phase 3 study in COPD (first half 2023)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
Dupixent (dupilumab)(b) (continued)			–Allergic fungal rhinosinusitis –Chronic pruritis of unknown origin		–Stopped one of the Phase 3 trials in CSU (in patients refractory to omalizumab) due to futility, based on pre-specified interim analysis –Discontinued further clinical development in peanut allergy
–FDA decision on sBLA (target action date of September 30, 2022) and EC decision on regulatory submission (first half 2023) for prurigo nodularis

–Report results from Phase 3 study in chronic inducible urticaria - cold (first half 2023)

Kevzara (sarilumab)(b) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") –Systemic juvenile idiopathic arthritis ("sJIA")
Itepekimab(b) (REGN3500) Antibody to IL-33			–COPD
REGN1908-1909(f) Multi-antibody therapy to Fel d 1			–Cat allergy
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy

Solid Organ Oncology

Libtayo (cemiplimab)(o)(g) Antibody to PD-1		–Metastatic or locally advanced CSCC(d) –Neoadjuvant CSCC –Second-line cervical cancer, ISA101b combination	–First-line NSCLC, chemotherapy combination –Second-line cervical cancer(e) –Adjuvant CSCC	–Second-line cervical cancer (EU and Japan) –First-line NSCLC, chemotherapy combination (U.S. and EU)	–Voluntarily withdrew sBLA for cervical cancer due to inability to align with FDA on certain post-marketing studies
–FDA decision on sBLA (target action date of September 19, 2022)(p) and EC decision on regulatory submission for NSCLC, chemotherapy combination (first half 2023)

–EC decision on regulatory submission for cervical cancer (first quarter 2023)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies		–First-line metastatic melanoma			–Initiate Phase 3 study in first-line adjuvant melanoma (second half 2022)
Vidutolimod Immune activator targeting TLR9		–CSCC and Merkel cell carcinoma
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer					–Report results from Phase 1 study in platinum-resistant ovarian cancer (second half 2022)
REGN5668 Bispecific antibody targeting MUC16 and CD28	–Platinum-resistant ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer				–Reported preliminary data from dose escalation portion of Phase 1/2 study in prostate cancer
REGN4336 Bispecific antibody targeting PSMA and CD3	–Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC					–Report results from Phase 1 study in MET-altered advanced NSCLC (second half 2022)
REGN5093-M114 Bispecific antibody-drug conjugate targeting two distinct MET epitopes	–MET overexpressing advanced cancer
REGN6569 Antibody to GITR	–Solid tumors
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Odronextamab (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)(n)	–B-cell non-Hodgkin lymphoma ("B-NHL")(n) (potentially pivotal study)				–Report additional results from potentially pivotal Phase 2 study in B-NHL and submit BLA (second half 2022)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
Odronextamab (REGN1979) (continued)						–Initiate Phase 3 program (first half 2023)
REGN5458(f) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma(c)	–Multiple myeloma (potentially pivotal study)(c)				–Complete enrollment in potentially pivotal Phase 2 study in multiple myeloma (second half 2022) –Report results from potentially pivotal Phase 2 study in multiple myeloma (second half 2022)
REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Transplant desensitization in patients with chronic kidney disease
Pozelimab(f) (REGN3918) Antibody to C5; studied as monotherapy and in combination with cemdisiran		–CD55-deficient protein-losing enteropathy, monotherapy(c) (potentially pivotal study)	–Myasthenia gravis, cemdisiran combination(l) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(l)			–Submit BLA for CD55-deficient protein-losing enteropathy, monotherapy (second half 2022)
Cemdisiran(l) siRNA therapeutic targeting C5		–Immunoglobulin A nephropathy			–Reported positive topline results from Phase 2 trial in immunoglobulin A nephropathy
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(k) TTR gene knockout using CRISPR/Cas9	–Transthyretin ("ATTR") amyloidosis(c)				–Reported updated positive interim data from Phase 1 trial in ATTR
REGN9933 Antibody to Factor XI	–Thrombosis

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones

General Medicine

REGEN-COV (casirivimab and imdevimab)(e)(j) Multi-antibody therapy to SARS-CoV-2 virus	–COVID-19 treatment of non-hospitalized patients and pre-and post-exposure prophylaxis (U.S.) –COVID-19 treatment of hospitalized patients (EU)	–Submitted additional data to the FDA from prophylaxis trial in connection with BLA

					–FDA revised EUA to exclude use in geographic regions where infection or exposure is likely due to a variant that is not susceptible to the treatment	–FDA decision on BLA for COVID-19 treatment of non-hospitalized patients and prevention –EC decision on regulatory submission for COVID-19 treatment of hospitalized patients (first half 2023)
"Next Generation" Covid Antibodies Antibodies to SARS-CoV-2 variants	–Healthy volunteers
Praluent (alirocumab) Antibody to PCSK9			–HeFH in pediatrics
Fasinumab(i)(f) (REGN475) Antibody to NGF			–Osteoarthritis pain of the knee or hip(e)			–Continue discussions with regulatory authorities and determine next steps for the program (second half 2022)
Evkeeza (evinacumab)(f)(m) Antibody to ANGPTL3					–Reported that Phase 3 trial for HoFH in pediatrics (5–11 years of age) met its primary endpoint	–Submit sBLA for HoFH in pediatrics (5–11 years of age) (second half 2022)
Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)				–Initiate Phase 3 study in FOP (second half 2022)
Mibavademab(f) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e) –Partial lipodystrophy
REGN5381/REGN9035 Agonist antibody to NPR1/reversal agent to REGN5381	–Reversal agent in healthy volunteers	–Heart failure

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
ALN-HSD(l) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")
ALN-APP(l) RNAi therapeutic targeting APP	–Early-onset Alzheimer’s disease

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
(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(i) In collaboration with Teva and Mitsubishi Tanabe Pharma
(j) In collaboration with Roche outside the United States
(k) In collaboration with Intellia
(l) In collaboration with Alnylam
(m) In collaboration with Ultragenyx outside the United States
(n) FDA granted Fast Track designation for follicular lymphoma and diffuse large B-cell lymphoma
(o) In collaboration with Sanofi prior to July 2022. Effective July 2022, the Company is solely responsible for the research, development, and commercialization of Libtayo. Refer to "Collaboration, License, and Other Agreements" section below for further details.

(p) We were recently informed that an FDA travel complication related to scheduling a routine clinical trial site inspection in eastern Europe will likely delay its decision on the NSCLC chemotherapy combination sBLA until after the September 19, 2022 target action date.

Additional Information - Clinical Development Programs
REGEN-COV (casirivimab and imdevimab)
REGEN-COV has not been approved by the FDA, but is currently authorized under an EUA for use in certain post-exposure prophylaxis settings and as a treatment for people with mild to moderate COVID-19 who are at high risk of serious consequences from COVID-19. The EUA is temporary and does not replace a formal BLA submission review and approval process. This use is authorized only for the duration of the declaration that circumstances exist justifying the authorization of the emergency use, unless terminated or revoked sooner.
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
In April 2022, the Company announced that the FDA extended by three months (to July 2022) its review of the BLA for REGEN-COV to treat COVID-19 in non-hospitalized patients and as prophylaxis in certain individuals. The extension was due to ongoing discussions with the FDA relating to pre-exposure prophylactic use, for which the Company has submitted additional data from its completed prophylaxis trial that the FDA has accepted for review. In July 2022, the FDA notified the Company that its review of the BLA for REGEN-COV to treat COVID-19 in non-hospitalized patients and as prophylaxis in certain individuals is ongoing.
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
As of December 31, 2021, the Company had completed its final deliveries of drug product under the agreements described above. See "Results of Operations - Revenues" below for REGEN-COV net product sales recognized during the three and six months ended June 30, 2021.
Roche
In 2020, we entered into a collaboration agreement with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve in other countries).

Under the terms of the agreement, the parties jointly fund certain studies and each party is obligated to dedicate a certain amount of manufacturing capacity to casirivimab and imdevimab each year. We distribute the product in the United States and Roche distributes the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market.
Collaboration, License, and Other Agreements
Sanofi
Antibody
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the Antibody License and Collaboration Agreement, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits from commercialization of collaboration products. As of June 30, 2022, the total amount of our contingent reimbursement obligation to Sanofi in connection with such development expenses was approximately $3.1 billion. Under the terms of the Antibody License and Collaboration Agreement, we were required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. On July 1, 2022, an amendment to the Antibody License and Collaboration Agreement became effective, pursuant to which the percentage of Regeneron’s share of profits used to reimburse Sanofi for such development costs increased from 10% to 20%.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and in certain countries outside the United States. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit and loss sharing, we are entitled to receive sales milestone payments from Sanofi. In each of the years ended 2020 and 2021, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion and $1.5 billion, respectively, on a rolling twelve-month basis, and, in first quarter of 2022, the Company earned a $50.0 million sales-based milestone upon aggregate sales of antibodies outside the United States exceeding $2.0 billion. We are entitled to receive up to an aggregate of $100.0 million in additional sales milestone payments from Sanofi, which includes the next sales milestone payment of $50.0 million that would be earned when such sales outside the United States exceed $2.5 billion on a rolling twelve-month basis.
Immuno-oncology
The Company has been collaborating with Sanofi for antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). Under the terms of the Immuno-oncology License and Collaboration Agreement, the parties were co-developing and co-commercializing Libtayo. The parties shared equally, on an ongoing basis, development and commercialization expenses for Libtayo. We had principal control over the development of Libtayo and led commercialization activities in the United States, while Sanofi led commercialization activities outside of the United States. The parties shared equally in profits and losses in connection with the commercialization of Libtayo.
Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA"). Consequently, in July 2022, we made a $900.0 million up-front payment to Sanofi, and Sanofi is eligible to receive a $100.0 million regulatory milestone and up to an aggregate of $100.0 million in sales-based milestones upon achieving certain amounts of worldwide net product sales of Libtayo through 2023. We will also pay Sanofi an 11% royalty on net product sales of Libtayo through March 31, 2034. The parties have also entered into a transition services agreement, a transitional distribution agreement, and a manufacturing services agreement, pursuant to which, during certain transitional periods, Sanofi will perform for Regeneron certain transition, distribution, and manufacturing services, respectively.
We were obligated to reimburse Sanofi for half of the development costs it funded that were attributable to clinical development of antibody product candidates under the Amended and Restated Immuno-oncology Discovery and Development Agreement from our share of profits from commercialized IO Collaboration products. Under the A&R IO LCA, the amount of development costs incurred under the IO Collaboration for which we are obligated to reimburse Sanofi is $35.0 million, and we will reimburse Sanofi for such development costs by paying Sanofi a 0.5% royalty on net product sales of Libtayo until all such development costs have been reimbursed by us.

Bayer
We and Bayer are parties to a license and collaboration agreement for the global development and commercialization of EYLEA and aflibercept 8 mg outside the United States. Agreed-upon development expenses incurred by the Company and Bayer are generally shared equally. Bayer markets EYLEA outside the United States, and the companies share equally in profits and losses from such sales. In Japan, we were entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales through 2021, and, effective January 1, 2022, the companies share equally in profits and losses from sales.
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
Teva
We and Teva are parties to a collaboration agreement to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We lead global development activities, and the parties share equally, on an ongoing basis, development costs under a global development plan. As of June 30, 2022, we had received an aggregate $120.0 million of development milestones from Teva, and we are entitled to receive up to an aggregate of $340.0 million in additional development milestones and up to an aggregate of $1.890 billion in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
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
Ultragenyx
In January 2022, we entered into a license and collaboration agreement for Ultragenyx Pharmaceutical Inc. to develop and commercialize Evkeeza in countries outside of the United States. In connection with the agreement, Ultragenyx made a $30.0 million non-refundable up-front payment to the Company. Ultragenyx will share in certain costs for global trials led by the Company and also have the right to continue to clinically develop Evkeeza in countries outside of the U.S. We will supply commercial product to Ultragenyx at a tiered purchase price, which is calculated as a percentage of net sales of the product (subject to adjustment in certain circumstances), and are eligible to receive additional regulatory and sales milestone payments.
Checkmate
In May 2022, the Company completed its acquisition of Checkmate Pharmaceuticals, Inc. for a total equity value of approximately $250 million. In connection with the acquisition, the Company obtained the rights to vidutolimod, which is in clinical development for oncology.

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

Results of Operations
Three and Six Months Ended June 30, 2022 and 2021
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues	$2,857.2	$5,138.5	$5,822.3	$7,667.2
Operating expenses	1,747.3	1,791.3	3,453.9	3,207.3
Income from operations	1,109.9	3,347.2	2,368.4	4,459.9
Other income (expense)	(146.7)	405.6	(344.1)	545.9
Income before income taxes	963.2	3,752.8	2,024.3	5,005.8
Income tax expense	111.1	653.9	198.7	791.7
Net income	$852.1	$3,098.9	$1,825.6	$4,214.1

Net income per share - diluted	$7.47	$27.97	$16.07	$38.07
Revenues

	Three Months Ended June 30,					Six Months Ended June 30,
(In millions)	2022		2021		$ Change	2022		2021	$ Change
Net product sales in the United States:
EYLEA	$1,621.2		$1,424.7		$196.5	$3,138.8		$2,771.7	$367.1
Libtayo	90.9		78.0		12.9	169.8		147.1	22.7
Praluent	31.2		41.9		(10.7)	64.8		85.2	(20.4)
REGEN-COV	—		2,591.2		(2,591.2)	—		2,853.4	(2,853.4)
Evkeeza	11.1		2.0		9.1	19.6		2.5	17.1
ARCALYST	—	*	—	*	*	—	*	2.2	*
Collaboration revenue:
Sanofi	677.5		437.7		239.8	1,308.4		802.5	505.9
Bayer	357.5		349.1		8.4	742.8		671.9	70.9
Roche	8.2		167.9		(159.7)	224.5		234.7	(10.2)
Other collaboration revenue	0.4		—		0.4	0.4		—	0.4
Other revenue	59.2		46.0		13.2	153.2		96.0	57.2
Total revenues	$2,857.2		$5,138.5		$(2,281.3)	$5,822.3		$7,667.2	$(1,844.9)

* Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States. Previously, the Company recorded net product sales of ARCALYST in the United States.
Net Product Sales
Net product sales of EYLEA in the United States increased for the three and six months ended June 30, 2022, compared to the same periods in 2021, due to higher sales volume.
During the three and six months ended June 30, 2021, we recorded net product sales of REGEN-COV in connection with our agreements with the U.S. government. As of December 31, 2021, the Company had completed its final deliveries of drug product under its agreements with the U.S. government; as a result, there were no net product sales of REGEN-COV in the United States recorded during the three and six months ended June 30, 2022. Refer to "Agreements Related to COVID-19 - U.S. Government" section above for further details.

As described under "Collaboration, License, and Other Agreements - Sanofi - Immuno-oncology" above, effective July 1, 2022, the Company became solely responsible for the research, development, and commercialization of Libtayo and will record worldwide net product sales of Libtayo.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$496.6	$327.6	$911.9	$588.2
Sales-based milestone earned	—	—	50.0	—
Reimbursement for manufacturing of commercial supplies(a)	145.5	110.9	306.3	216.5
Other	28.9	—	28.9	—
Total Antibody	671.0	438.5	1,297.1	804.7
Immuno-oncology:
Regeneron's share of profits (losses) in connection with commercialization of Libtayo outside the United States	3.9	(3.5)	6.7	(9.6)
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	2.6	2.7	4.6	7.4
Total Immuno-oncology	6.5	(0.8)	11.3	(2.2)
Total Sanofi collaboration revenue	$677.5	$437.7	$1,308.4	$802.5

(a) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Antibody
Global net product sales of Dupixent and Kevzara are recorded by Sanofi. Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary. The increase in our share of profits in connection with commercialization of antibodies during the three and six months ended June 30, 2022, compared to the same periods in 2021, was driven by higher Dupixent profits.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Dupixent and Kevzara net product sales	$2,174.1	$1,565.7	$4,090.9	$2,897.7
Regeneron's share of collaboration profits	$551.7	$364.5	$1,013.9	$654.4
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(55.1)	(36.9)	(102.0)	(66.2)
Regeneron's share of profits in connection with commercialization of antibodies	$496.6	$327.6	$911.9	$588.2

Regeneron's share of collaboration profits as a percentage of Dupixent and Kevzara net product sales	23%	21%	22%	20%
As described above under "Collaboration, License, and Other Agreements - Sanofi - Antibody", on July 1, 2022, an amendment to the Antibody License and Collaboration Agreement became effective, pursuant to which the percentage of Regeneron's share of profits in any calendar quarter used to reimburse Sanofi for development costs which were funded by Sanofi increased from 10% to 20%.

During the six months ended June 30, 2022, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion on a rolling twelve-month basis.
Bayer Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$339.7	$335.4	$678.1	$644.3
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	17.8	13.7	42.8	27.6
One-time payment in connection with change in Japan arrangement	—	—	21.9	—
Total Bayer collaboration revenue	$357.5	$349.1	$742.8	$671.9

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
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
EYLEA net product sales outside the United States	$869.8	$857.6*	$1,738.3	$1,668.8*
Regeneron's share of collaboration profit from sales outside the United States	$354.5	$350.4	$707.9	$674.1
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(14.8)	(15.0)	(29.8)	(29.8)
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$339.7	$335.4	$678.1	$644.3

Regeneron's share of profits as a percentage of EYLEA net product sales outside the United States	39%	39%	39%	39%

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

Amounts recognized in Collaboration revenue in connection with the Roche collaboration agreement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Global gross profit payment from Roche in connection with sales of Ronapreve	$8.2	$167.9	$224.5	$234.7
Roche provides us with an estimate of its gross profits for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and the true-up of global gross profits is adjusted accordingly, as necessary.
Other Revenue
Other revenue during the six months ended June 30, 2022 included a $30.0 million up-front payment received from Ultragenyx in connection with our January 2022 license and collaboration agreement for Evkeeza outside the United States.
Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except headcount data)	2022	2021	Change	2022	2021	Change
Research and development(a)	$794.3	$714.2	$80.1	$1,638.1	$1,457.1	$181.0
Acquired in-process research and development	197.0	—	197.0	225.1	—	225.1
Selling, general, and administrative(a)	476.3	414.7	61.6	926.3	820.3	106.0
Cost of goods sold(b)	149.2	539.4	(390.2)	356.5	722.6	(366.1)
Cost of collaboration and contract manufacturing(c)	147.9	154.3	(6.4)	345.5	279.1	66.4
Other operating (income) expense, net	(17.4)	(31.3)	13.9	(37.6)	(71.8)	34.2
Total operating expenses	$1,747.3	$1,791.3	$(44.0)	$3,453.9	$3,207.3	$246.6

Average headcount	10,939	9,822	1,117	10,715	9,635	1,080

(a) Includes costs incurred as well as cost reimbursements from collaborators who are not deemed to be our customers
(b) Cost of goods sold primarily includes costs in connection with producing commercial supplies for products that are sold by Regeneron (i.e., for which we record net product sales), any royalties we are obligated to pay on such sales, and amounts we are obligated to pay to collaborators for their share of gross profits.

(c) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others.
Operating expenses included a total of $159.8 million and $145.5 million for the three months ended June 30, 2022 and 2021, respectively, and $326.7 million and $276.4 million for the six months ended June 30, 2022 and 2021, respectively, of stock-based compensation expense related to equity awards granted under our long-term incentive plans.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021*	$ Change	2022	2021*	$ Change
Direct research and development expenses:
Dupixent (dupilumab)	$40.1	$37.0	$3.1	$72.2	$64.4	$7.8
Libtayo (cemiplimab)	37.2	38.2	(1.0)	75.8	78.0	(2.2)
EYLEA	16.3	26.7	(10.4)	40.7	54.8	(14.1)
REGEN-COV	10.9	97.2	(86.3)	13.6	305.9	(292.3)
Other product candidates in clinical development and other research programs	121.6	128.7	(7.1)	219.5	244.9	(25.4)
Total direct research and development expenses	226.1	327.8	(101.7)	421.8	748.0	(326.2)

Indirect research and development expenses:
Payroll and benefits	285.5	236.9	48.6	569.3	469.9	99.4
Lab supplies and other research and development costs	47.3	33.4	13.9	85.3	66.8	18.5
Occupancy and other operating costs	122.1	98.5	23.6	242.4	193.6	48.8
Total indirect research and development expenses	454.9	368.8	86.1	897.0	730.3	166.7

Clinical manufacturing costs	196.2	153.8	42.4	467.9	287.4	180.5

Reimbursement of research and development expenses by collaborators	(82.9)	(136.2)	53.3	(148.6)	(308.6)	160.0

Total research and development expenses	$794.3	$714.2	$80.1	$1,638.1	$1,457.1	$181.0

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Reimbursement of research and development expenses by collaborators included $41.0 million and $127.8 million of reimbursements from Roche related to REGEN-COV for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, reimbursements from Roche related to REGEN-COV were not material.
Research and development expenses included stock-based compensation expense of $89.7 million and $70.9 million for the three months ended June 30, 2022 and 2021, respectively, and $182.1 million and $140.6 million for the six months ended June 30, 2022 and 2021, respectively.
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

Acquired In-process Research and Development ("IPR&D")
Acquired IPR&D for the three and six months ended June 30, 2022 included a $195.0 million charge related to the Company's acquisition of Checkmate. Additionally, Acquired IPR&D for the six months ended June 30, 2022 included a $20.0 million opt-in payment in connection with a product candidate under our collaboration agreement with Adicet Bio, Inc.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to higher headcount and headcount-related costs and an increase in commercialization-related expenses for EYLEA, partly offset by costs in 2021 for educational campaigns related to COVID-19 that did not recur during 2022. Selling, general, and administrative expenses also included stock-based compensation expense of $57.5 million and $49.6 million for the three months ended June 30, 2022 and 2021, respectively, and $118.2 million and $100.4 million for the six months ended June 30, 2022 and 2021, respectively.
Cost of Goods Sold
Cost of goods sold decreased for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to the Company not recognizing any REGEN-COV net product sales in the United States during 2022. In addition, Cost of goods sold included inventory write-offs and reserves totaling $139.9 million and $149.3 million for the three and six months ended June 30, 2021, respectively, primarily related to REGEN-COV. The six months ended June 30, 2022 included $58.0 million of costs related to REGEN-COV, including inventory write-offs and reserves.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to the recognition of manufacturing costs associated with higher sales of Dupixent and an increase in shipments of commercial supplies of Praluent for Sanofi outside the United States.
Other Operating (Income) Expense
Other operating (income) expense, net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with our Sanofi immuno-oncology, Teva, and MTPC collaborative arrangements. As the A&R IO LCA became effective July 1, 2022 (as further described under "Collaboration, License, and Other Agreements - Sanofi - Immuno-oncology" above), the three months ended June 30, 2022 will be the last period in which such amounts will be recognized in connection with our Sanofi immuno-oncology collaborative arrangement.
Other Income (Expense)
Other income (expense) for the three and six months ended June 30, 2022, compared to the same periods in 2021, was primarily impacted by the recognition of net unrealized losses on equity securities of $163.7 million and $374.9 million for the three and six months ended June 30, 2022, respectively, compared to $409.0 million and $552.9 million of net unrealized gains for the three and six months ended June 30, 2021, respectively.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except effective tax rate)	2022	2021	2022	2021
Income tax expense	$111.1	$653.9	$198.7	$791.7
Effective tax rate	11.5%	17.4%	9.8%	15.8%
The decrease in the effective tax rate for the three and six months ended June 30, 2022, compared to the same periods in 2021, was primarily driven by the proportion of income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, the impact of income earned in the United States during 2021 related to REGEN-COV, and, to a lesser extent, stock-based compensation.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,	December 31,
(In millions)	2022	2021		$ Change
Financial assets:
Cash and cash equivalents	$3,395.1	$2,885.6		$509.5
Marketable securities - current	4,171.3	2,809.1		1,362.2
Marketable securities - noncurrent	6,415.9	6,838.0		(422.1)
	$13,982.3	$12,532.7		$1,449.6

Borrowings and finance lease liabilities:
Long-term debt	$1,980.7	$1,980.0		$0.7
Finance lease liabilities	$720.0	$719.7	*	$0.3

Working capital:
Current assets	$15,529.9	$14,014.9		$1,515.0
Current liabilities	3,033.9	3,932.5	*	(898.6)
	$12,496.0	$10,082.4		$2,413.6

* The $719.7 million related to finance lease liabilities was classified within current liabilities as of December 31, 2021. See "Tarrytown, New York Leases" section below for details.
As of June 30, 2022, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
(In millions)	2022	2021	$ Change
Cash flows provided by operating activities	$2,666.1	$1,295.2	$1,370.9
Cash flows used in investing activities	$(2,119.2)	$(933.2)	$(1,186.0)
Cash flows used in financing activities	$(36.4)	$(484.6)	$448.2
Cash Flows from Operating Activities
As of June 30, 2022, Accounts receivable had decreased by $875.1 million, compared to December 31, 2021, primarily due to the Company's collection of amounts due from the U.S. government in connection with REGEN-COV sales in the fourth quarter of 2021. As of June 30, 2022, deferred tax assets increased by $381.0 million, compared to December 31, 2021, primarily related to the impact of the Tax Cuts and Jobs Act of 2017, which requires, for tax purposes, the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021.
Cash Flows from Investing Activities
Capital expenditures during the six months ended June 30, 2022 included costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the ongoing construction of a fill/finish facility and related equipment) and Limerick, Ireland, as well costs incurred in connection with our expansion of the Tarrytown, New York campus. We expect to incur capital expenditures of $620 million to $670 million for the full year of 2022 primarily in connection with the continued expansion of our manufacturing facilities (including the fill/finish facility) and the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York campus.

Asset acquisition, net of cash acquired, of $230.3 million during the six months ended June 30, 2022 was related to our acquisition of Checkmate.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $828.4 million during the six months ended June 30, 2022, compared to $308.2 million during the six months ended June 30, 2021. For additional information related to cash flows from financing activities, see the "Share Repurchase Program" section below.
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
During the six months ended June 30, 2022, we repurchased 1,227,288 shares of our Common Stock under the program and recorded the cost of the shares received, or $745.5 million, as Treasury Stock. As of June 30, 2022, $2.099 billion remained available for share repurchases under the program.
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
The Restated Lease is classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Restated Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in our credit facility. The Company was in compliance with all such covenants as of June 30, 2022.

Critical Accounting Policies and Use of Estimates
A summary of our critical accounting policies and use of estimates are presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed February 7, 2022). There have been no material changes to our critical accounting policies and use of estimates during the six months ended June 30, 2022.
Future Impact of Recently Issued Accounting Standards
As of June 30, 2022, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed February 7, 2022). There have been no material changes to our market risks or to our management of such risks as of June 30, 2022.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in Note 13 to our Condensed Consolidated Financial Statements included in this report.
ITEM 1A. RISK FACTORS
We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results, and financial condition. The risks described below include forward-looking statements, and actual events and our actual results may differ materially from these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, prospects, operating results, and financial condition. Furthermore, additional risks and uncertainties are described under other captions in this report and should also be considered by our investors. For purposes of this section (as well as this report in general), references to our products encompass products marketed or otherwise commercialized by us and/or our collaborators or licensees; and references to our product candidates encompass product candidates in development by us and/or our collaborators or licensees (in the case of collaborated or licensed products or product candidates under the terms of the applicable collaboration or license agreements), unless otherwise stated or required by the context. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

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
•Third-party service or supply failures, failures at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, or failures at the facilities of any other party participating in the supply chain would adversely affect our ability to supply our products.
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
Risks Related to Our Reliance on or Transactions with Third Parties
•If our collaborations with Sanofi or Bayer or other third parties are terminated or breached, our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, would be materially harmed.
•Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
•We have undertaken and may in the future undertake strategic acquisitions, and any difficulties from integrating such acquisitions could adversely affect our business, operating results, and financial condition.
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
In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. It has since spread around the world, evolved into multiple new variants, and caused a global pandemic. This pandemic has adversely affected and/or has the potential to adversely affect, among other things, the economic and financial markets and labor resources of the countries in which we operate; our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, and business partners and customers; and the demand for our marketed products.
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
By way of example, continuation or re-imposition of various government-imposed or private-sector measures relating to the COVID-19 pandemic (including those we previously implemented, such as work-from-home policies for some employees) may further negatively impact productivity, disrupt our business, and delay our clinical programs and development timelines beyond the delays we have already experienced and disclosed. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. We and our employees may also be subject to government vaccine mandates, which may have a negative impact on our ability to retain employees or hire new employees and could adversely impact our business. In addition, our sales and marketing efforts were previously negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our marketed products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients' ability or willingness to start or continue treatment with our marketed products. Any of the foregoing factors may result in lower net product sales of our marketed products. For example, net product sales of EYLEA in the United States decreased for the three months ended June 30, 2020, compared to the same period in 2019, due in part to the impact of the COVID-19 pandemic. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of our net product sales. Demand for some or all of our marketed products may be further reduced if shelter-in-place, social distancing, or similar orders remain in effect or are re-implemented and, as a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, prospects, operating results, and financial condition.
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

In addition, infections, hospitalizations, and deaths related to COVID-19 previously disrupted and may in the future disrupt the United States' healthcare and healthcare regulatory systems. These and other possible disruptions relating to the COVID-19 pandemic could divert healthcare resources away from, or materially delay, FDA review and potential approval of our product candidates and new indications for our marketed products. In addition, some of our clinical trials were previously and may in the future be affected by the COVID-19 pandemic. This impact could result in further delays in site initiation and patient enrollment due to prioritization of hospital resources toward the COVID-19 pandemic, patients' inability to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, and restrictions on trial initiations imposed by hospitals and other trial sites as a result of the COVID-19 pandemic. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, was previously and may in the future be delayed or disrupted. We continue to evaluate the adverse impact of the COVID-19 pandemic on an individual trial basis. Any such disruptions may further negatively impact the progress of our clinical trials, including the readouts of trial results, the timing of regulatory review, and any anticipated program milestones.
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
In light of these developments, we cannot predict whether (if at all) or to what extent REGEN-COV may be reauthorized for use by the FDA in any such jurisdictions in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Similar limitations on the use of REGEN-COV may also be imposed by foreign regulatory authorities in jurisdictions where REGEN-COV is currently authorized for use. It is also possible that the FDA and certain other regulatory authorities may not grant REGEN-COV full marketing approval for the treatment or prevention of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. In July 2022, the FDA notified us that its review of the BLA for REGEN-COV to treat COVID-19 in non-hospitalized patients and as prophylaxis in certain individuals is ongoing; it is possible that approval of this BLA may be further delayed or not granted at all. Further, besides currently available therapeutic and prevention options for COVID-19, additional products for treatment or prevention of COVID-19 that are more efficacious, more easily administered, more cost-effective, or otherwise superior may be successfully developed; and utilization of REGEN-COV previously was, and any future utilization may be, adversely impacted by other factors, such as the widespread availability of vaccines providing acquired immunity against COVID-19, other products for treatment or prevention of COVID-19, or the distribution model for REGEN-COV. Any of these factors may further negatively impact any potential future uptake or commercialization of REGEN-COV, and such impact may be material. The intense public interest, including speculation by the media, in the development and commercialization of monoclonal antibodies and other products for treatment or prevention of COVID-19 has caused or contributed to significant volatility in our stock price, which may continue as data and other information from any studies evaluating REGEN-COV (whether conducted by us or others), our "next generation" monoclonal antibodies targeting SARS-CoV-2 discussed below, and third-party product candidates for the treatment or prevention of COVID-19 as well as any other regulatory actions become public. We are also subject to similar risks in connection with the development and potential commercialization of any such "next generation" monoclonal antibodies.
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
We also face risks related to our significant investment in the development, supply, allocation, distribution, pricing, and commercialization of REGEN-COV and our "next generation" monoclonal antibodies (together with REGEN-COV referred to below as "our COVID-19 monoclonal antibodies"). Given the severity and urgency of the COVID-19 pandemic, we have committed and may continue to commit significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of our COVID-19 monoclonal antibodies, which involves a complex manufacturing process that is both resource- and time-sensitive. For example, the impact of prioritizing certain manufacturing-related resources for our COVID-19 monoclonal antibodies includes, among other things, drawing down inventory safety stock levels for certain of our other products (including Dupixent and EYLEA). Depending on the demand for our products (including any future demand for our COVID-19 monoclonal antibodies), our ability to re-establish successfully our customary manufacturing cadence, and other relevant factors, we may not be able to replenish our inventory safety stock to the levels we deem prudent or supply our products and product candidates in sufficient quantities to satisfy our commercial and development needs. We expect our investment in the development and manufacture of our COVID-19 monoclonal antibodies to continue through 2022 and potentially beyond, although the magnitude of our investment will be subject to clinical data results, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes. If we are unable to obtain a new EUA for any of our "next generation" monoclonal antibodies, or obtain regulatory approvals for any of the foregoing, or if we make a strategic decision to discontinue development of, or not commercialize, our COVID-19 monoclonal antibodies or are otherwise not successful in their commercialization, we may be unable to recoup our significant expenses incurred to date and/or in the future related to the development and production of our COVID-19 monoclonal antibodies. While we previously recognized significant revenues in connection with sales of REGEN-COV, the degree to which future sales of our COVID-19 monoclonal antibodies will continue to impact our results of operations is highly uncertain.
We and our collaborator Roche have faced and may in the future face additional challenges related to the allocation of supply of REGEN-COV and other COVID-19 monoclonal antibodies (as applicable), particularly with respect to geographic distribution. For example, if supplies of REGEN-COV are constrained in response to future demand, it is possible that the U.S. government may limit or restrict our and/or Roche's ability to distribute and commercialize REGEN-COV outside the United States. In addition, as a result of the emergency situations in many countries, there is a heightened risk that products for treatment or prevention of COVID-19 may be subject to adverse governmental actions in certain countries. The U.S. government may exercise or assert certain rights with respect to our inventions, products, or product candidates. For example, under the Defense Production Act, the U.S. government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, such as drug material or other supplies needed to treat COVID-19 patients, which could require us to allocate manufacturing capacity in a way that impacts our regular operations. In addition, our agreements with the U.S. government contain provisions granting the U.S. government certain rights relating to products, product candidates, and related inventions (as applicable) covered by those agreements. For example, our July 2020 agreement with the U.S. government relating to REGEN-COV gives the U.S. government, among other rights, the right to require us to grant a non-exclusive license to applicable inventions to a third party if such action is deemed necessary to alleviate certain health or safety needs. This right may be triggered if we, for example, do not manufacture or supply sufficient product to address such needs. If the U.S. government exercises or asserts any such rights or imposes these or similar measures with respect to our products, product candidates, or related inventions (including our COVID-19 monoclonal antibodies), it may adversely impact our business and results of operations. Foreign governments (including the government of Ireland, where we have manufacturing facilities) may have similar rights or attempt to assert any such rights. Further, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions made regarding the development program for our COVID-19 monoclonal antibodies, including any allocation, distribution, or pricing decisions. If we are unable to successfully manage these risks, we could face significant reputational harm, which could, among other adverse consequences, negatively affect our stock price.
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA and Dupixent.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the six months ended June 30, 2022 and 2021, EYLEA net sales in the United States represented 54% and 36% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.

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

Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies (in addition to those already in effect) designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. President Biden and various members of his administration and the current U.S. Congress have indicated that lowering drug prices continues to be a legislative and political priority, as evidenced, for example, by the "Executive Order on Promoting Competition in the American Economy" issued by President Biden in July 2021. The main proposal aimed at drug pricing introduced at the federal level as part of the "Build Back Better Act" (portions of which may be enacted into law even if the entire bill is not) includes measures that would allow the government to negotiate prices of certain prescription drugs under Medicare (including those covered under Medicare Part B, such as EYLEA) ("Drug Price Negotiation Program") and would redesign the Medicare Part D benefit to limit patient out-of-pocket drug costs and shift liabilities among stakeholders, including manufacturers. It was recently reported that Democrats in the U.S. Senate reached an agreement on a legislative proposal that would include a Drug Price Negotiation Program; it is unclear whether this proposal will be enacted into law in the current form, how this proposal would be implemented if approved, and the extent to which this proposal (if approved) would ultimately impact reimbursement levels of our marketed products covered under Medicare Part B (such as EYLEA). At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
EYLEA faces significant competition in the marketplace. For example, EYLEA competes in one or more of its approved indications with other VEGF inhibitors, including Novartis and Genentech/Roche's Lucentis® (ranibizumab), Novartis' Beovu® (brolucizumab), and Genentech/Roche's Susvimo® (ranibizumab ocular implant) and Vabysmo® (faricimab-svoa), as well as Samsung Bioepis Co., Ltd. and Biogen Inc.'s biosimilar referencing Lucentis. Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME and RVO, EYLEA also competes with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
The market for Dupixent's current and potential future indications is also increasingly competitive. In atopic dermatitis, there are topical and systemic JAK inhibitors and an antibody against IL-13 approved for atopic dermatitis and others are in development. In addition, a number of companies are developing antibodies against IL-4Ra, IL-13Ra1, OX40(L), and/or IL-31R. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or thymic stromal lymphopoietin ("TSLP"); and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP and EoE. There are several other potentially competitive products in development that may compete with Dupixent in asthma, as well as potential future indications, including antibodies against the IL-33 ligand or receptor. Dupixent also faces competition from inhaled products in asthma and potential future indications.
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

In addition, under the terms of our Antibody Collaboration, we and Sanofi co-commercialize Dupixent in the United States and, as further discussed below, certain jurisdictions outside the United States. As a result, we rely in part on Sanofi's sales and marketing organization for Dupixent. If we and Sanofi fail to coordinate our sales and marketing efforts effectively, sales of Dupixent may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent in countries outside the United States. While we exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States and have commenced this co-commercialization, we will continue to rely in part on Sanofi's sales and marketing organization in such jurisdictions and there can be no assurance that we will be able to successfully conduct such co-commercialization in the expected time frame or at all.
If we and our collaborators are unsuccessful in continuing to commercialize the marketed products subject to such collaborations, or if Bayer or Sanofi terminate their respective collaborations with us, our business, prospects, operating results, and financial condition would be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Therefore, termination of the Bayer collaboration agreement or our Antibody Collaboration would create substantial new and additional risks to the successful commercialization of the applicable products, particularly outside the United States. For additional information regarding our collaborations with Bayer and Sanofi, see "Risks Related to Our Reliance on or Transactions with Third Parties - If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA outside the United States would be materially harmed" below and "Risks Related to Our Reliance on or Transactions with Third Parties - If our Antibody Collaboration with Sanofi is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, would be materially harmed" below.
Sales of our marketed products recorded by us and our collaborators could be reduced by imports from countries where such products may be available at lower prices.
Our sales of products we commercialize in the United States and our collaborators' sales of products they commercialize or co-commercialize with us under our collaboration agreements with them in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under the relevant collaboration agreements and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA outside the United States is the responsibility of Bayer. Similarly, under our Antibody Collaboration with Sanofi, pricing and reimbursement for the products commercialized or co-commercialized thereunder outside the United States are the responsibility of Sanofi. Prices for our marketed products in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of our marketed products in the United States may be reduced if the applicable product marketed in those bordering nations is imported into the United States. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from sales of our marketed products could be reduced. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of our marketed products in a particular market or reduce sales recorded by us or our collaborators, thereby adversely affecting our results of operations.

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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable, which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the six months ended June 30, 2022 and 2021, our gross product sales of such products to two customers accounted on a combined basis for 85% and 49% of our total gross product revenue, respectively. We expect significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have a fully established organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish some or all of these capabilities outside the United States for any product we decide to independently commercialize or co-commercialize outside the United States. For example, following the exercise of our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we have begun establishing certain commercial capabilities for Dupixent in such jurisdictions. In addition, we and Sanofi recently amended the IO Collaboration to transfer the rights to develop, commercialize, and manufacture Libtayo exclusively to our Company, on a worldwide basis, over the course of a defined transition period, and we will need to establish commercial, development, and manufacturing capabilities for Libtayo in certain jurisdictions outside the United States. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Collaboration, License, and Other Agreements - Sanofi." There may be other circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.
In order to commercialize or co-commercialize any products outside the United States, we must build our sales, marketing, distribution, managerial, and other capabilities in the relevant markets or make arrangements with third parties to perform these services, any of which will likely be expensive and time consuming and could delay product launch or the co-commercialization of a product in one or more markets outside the United States. We cannot be certain that we will be able to successfully develop commercial capabilities outside the United States (including as it relates to Dupixent and Libtayo) within an acceptable time frame, without incurring substantial expenses, or at all. These and other difficulties relating to commercializing our products outside the United States may severely harm our business, prospects, operating results, and financial condition.
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
The FDA may also require us to conduct additional clinical trials after granting approval of a product. Its ability to do so has been enhanced by the Food and Drug Administration Amendments Act of 2007, pursuant to which the FDA has the explicit authority to require post-marketing studies (also referred to as post-approval or Phase 4 studies), labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. Post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other data about our marketed products (or data about products similar to our marketed products that implicate an entire class of products or are perceived to do so) may result in changes in product labeling, restrictions on use, product withdrawal or recall, loss of approval, or lower sales of our products. Obligations equivalent in scope, but which can vary widely in application, apply in foreign countries.
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. The FDA's goal for a standard review is to review the application within a 10-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity ("NME") New Drug Application ("NDA") and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within six months of the filing date. However, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending, and may be delayed for reasons beyond our control. For example, we were recently informed that an FDA travel complication related to scheduling a routine clinical trial site inspection in eastern Europe will likely delay the FDA's decision on the sBLA for the combination treatment of Libtayo with chemotherapy in NSCLC until after the September 19, 2022 target action date. Even if any of our applications receives a priority review designation, we may not ultimately be able to obtain approval of our application within a time frame consistent with the FDA's stated review goals or at all, and such designation may not actually lead to a faster development or regulatory review or approval process. Procedures that are equivalent in scope, but which can vary widely in application, apply in foreign countries.
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
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our Company, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness, and clinical trials evaluating our product candidates have failed to meet the relevant endpoints. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and analogous foreign regulatory authorities may deem the results insufficient for an approval.
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
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions or our ability to obtain, maintain, and enforce our intellectual property rights. Any such changes could also affect the value of our intellectual property or narrow the scope of our patents. For example, the World Trade Organization ("WTO") is currently considering an extension of a recently adopted waiver of certain intellectual property rights under the WTO Agreement on Trade-Related Aspects of Intellectual Property Rights for COVID-19 vaccines to include therapeutics. The timing of a decision on whether or not to extend the waiver is unknown. We cannot be certain that our intellectual property rights related to REGEN-COV or any other current or future product or product candidate or technology would not be eliminated, narrowed, or weakened by any such extension or other rulemaking.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. The COVID-19 pandemic has exacerbated and may in the future further exacerbate certain of these risks. For example, the impact of prioritizing certain manufacturing-related resources for our COVID-19 monoclonal antibodies includes, among other things, drawing down inventory safety stock levels for certain of our other products (including Dupixent and EYLEA). Depending on the demand for our products (including any future demand for our COVID-19 monoclonal antibodies), our ability to re-establish successfully our customary manufacturing cadence, and other relevant factors, we may not be able to replenish our inventory safety stock to the levels we deem prudent or supply our products and product candidates in sufficient quantities to satisfy our commercial and development needs. We also rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we are in the process of constructing fill/finish facilities (refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for information about expected capital expenditures relating to this and other projects). Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and it could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
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

In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws, such as the federal civil False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. The U.S. federal healthcare program anti-kickback statute (the "AKS") prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving payments or other remuneration, directly or indirectly, to induce or reward someone to purchase, prescribe, endorse, arrange for, or recommend a product or service that is reimbursed under federal healthcare programs such as Medicare or Medicaid. If we provide payments or other remuneration to a healthcare professional to induce the prescribing of our products, we could face liability under state and federal anti-kickback laws. The Bipartisan Budget Act of 2018 has increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the federal anti-kickback statute.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment for individuals and the curtailment or restructuring of operations. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 13 to our Condensed Consolidated Financial Statements included in this report, we are party to civil litigation initiated in June 2020 by the U.S. Attorney's Office for the District of Massachusetts concerning our support of a 501(c)(3) organization that provides financial assistance to patients; and we are cooperating with pending government investigations concerning certain other business activities. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion in any such proceedings or investigations could harm our business, prospects, operating results, and financial condition.
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
We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B drug pricing program (the "340B program") (which is administered by the Health Resources and Services Administration ("HRSA")), the U.S. Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program, and the Tricare Retail Pharmacy Program.
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
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively impact our financial results. The final regulation governing the Medicaid Drug Rebate program issued by CMS has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we have taken in our implementation of the final regulation. Other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program may have a similar impact.
In addition, the final regulation issued by HRSA regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities has affected our obligations and potential liability under the 340B program. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our financial results. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an ADR process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
In particular, our business activities outside the United States (which have recently increased, and are expected to continue to increase, due to, in part, our efforts to establish our commercialization and co-commercialization capabilities in certain jurisdictions outside the United States) are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to expand internationally, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
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
We have operations and conduct business outside the United States and we plan to expand these activities. For example, we recently commenced co-commercialization activities under the Antibody Collaboration related to Dupixent in certain jurisdictions outside the United States and we will need to establish commercial capabilities related to Libtayo outside the United States following the recently announced amendment to the IO Collaboration. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, which include:
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
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. The Internal Revenue Service or other domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns (see also Note 14 of the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021). Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). Changes to U.S. tax laws and/or recommendations from the Organization for Economic Co-operation and Development (the "OECD") regarding a global minimum tax and other changes being considered and/or implemented in countries where we operate could materially impact our tax provision, cash tax liability, and effective tax rate. In addition, recommendations by the OECD and the EU could require companies to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny. Even though we regularly assess the information provided to tax authorities in determining the appropriateness of our tax reserves, such tax authorities could take a position that is contrary to our expectations, and the result could adversely affect our provision for income tax and our current rate.
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
Most U.S. health care providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to privacy and security regulations promulgated under HIPAA. For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with research institutions, including the Geisinger Health System, which are subject to HIPAA. Regeneron is not a covered entity or business associate under HIPAA and thus is not subject to its requirements. However, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly receive, use, or disclose protected health information ("PHI") in a manner that is not permitted under HIPAA. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive PHI from a health care provider or research institution that has not satisfied HIPAA's requirements for its disclosure. There are instances where we collect and maintain personal data, which may include health information that is outside the scope of HIPAA but within the scope of state health privacy laws or similar state level privacy legislation. This information may be received throughout the clinical trial process, in the course of our research collaborations, directly from individuals who enroll in our patient assistance programs, and from our own employees in a pandemic response process (such as in connection with the COVID-19 pandemic).
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
Risks Related to Our Reliance on or Transactions with Third Parties
If our Antibody Collaboration with Sanofi is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, would be materially harmed.
We rely on support from Sanofi to develop, manufacture, and commercialize certain of our products and product candidates. With respect to the products that we are co-developing with Sanofi under our Antibody Collaboration (currently consisting of Dupixent, Kevzara, and itepekimab), Sanofi funds a significant portion of development expenses incurred in connection with the development of these products. In addition, we rely on Sanofi to lead much of the clinical development efforts, assist with or lead efforts to obtain and maintain regulatory approvals, and lead the commercialization efforts for these products and product candidates.
If Sanofi terminates the Antibody Collaboration or fails to comply with its payment obligations under any of our collaborations, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates it is co-developing with us, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for products commercialized under our Antibody Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration would create substantial new and additional risks to the successful development and commercialization of the products subject to such collaborations, particularly outside the United States.

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
We depend upon third-party collaborators, including Sanofi and Bayer, and service providers such as CROs, outside testing laboratories, clinical investigator sites, third-party manufacturers, fill/finish providers, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these or other third parties in connection with the commercialization of our marketed products and our product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner (including as a result of its inability to perform due to financial or other relevant constraints, such as due to Russia's invasion of Ukraine) or in compliance with applicable GMPs, GLPs, or GCP standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates.
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
We have undertaken and may in the future undertake strategic acquisitions, and any difficulties from integrating such acquisitions could adversely affect our business, operating results, and financial condition.
We may acquire companies, businesses, products, or product candidates that complement or augment our existing business. For example, in May 2022, we completed our acquisition of Checkmate Pharmaceuticals, Inc. The process of proposing, negotiating, completing, and integrating any such acquisition is lengthy and complex. Other companies may compete with us for such acquisitions. In addition, we may not be able to integrate any acquired business successfully or operate any acquired business profitably. Integrating any newly acquired business could be expensive and time consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational, and financial resources, result in a loss of key personnel of the acquired business, and could prove to be more difficult or expensive than we predict. The diversion of our management’s attention and any delay or difficulties encountered in connection with any acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, products, or product candidates, which may result in dilution for shareholders or the incurrence of indebtedness.
As part of our efforts to acquire companies, businesses, products, or product candidates or to enter into other significant transactions, we will conduct business, legal, and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from acquisitions we have consummated or may consummate in the future, whether as a result of unidentified risks or liabilities, integration difficulties, regulatory setbacks, litigation with current or former employees and other events, our business, operating results, and financial condition could be adversely affected. For any acquired product candidates, we will also need to make certain assumptions about, among other things, development costs, the likelihood of receiving regulatory approval, and the market for any such product candidates. Our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.
In addition, we may experience significant charges to earnings in connection with our efforts, if any, to consummate acquisitions. For transactions that are ultimately not consummated, these charges may include fees and expenses for investment bankers, attorneys, accountants, and other advisors in connection with our efforts. Even if our efforts are successful, we may incur, as part of a transaction, substantial charges for closure costs associated with elimination of duplicate operations and facilities and acquired in-process research and development charges. In either case, the incurrence of these charges could adversely affect our operating results for particular periods.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of June 30, 2022, we had an aggregate of $2.701 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of June 30, 2022, we had $3.395 billion in cash and cash equivalents and $10.587 billion in marketable securities (including $875.1 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2022, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 38.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2022. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $2.099 billion remained available as of June 30, 2022). There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2022, holders of Class A Stock held 14.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2022:
•our current executive officers and directors beneficially owned 7.2% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2022, and 18.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2022; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 38.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2022. In addition, these five shareholders plus our Chief Executive Officer held approximately 45.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2022.

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
Further, Sanofi, Bayer, and Teva are currently bound by certain "standstill" provisions under the January 2014 amended and restated investor agreement between us and Sanofi, as amended; our 2016 ANG2 license and collaboration agreement with Bayer; and our 2016 collaboration agreement with Teva, respectively. These provisions contractually prohibit Sanofi, Bayer, and Teva from seeking to directly or indirectly exert control of our Company or acquiring more than a specified percentage of our Class A Stock and Common Stock, taken together (30% in the case of Sanofi, 20% in the case of Bayer, and 5% in the case of Teva).
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase program, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended June 30, 2022. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
4/1/2022–4/30/2022	43,252		$693.35	40,486		$2,464.9
5/1/2022–5/31/2022	7,141		$647.88	7,000		$2,460.4
6/1/2022–6/30/2022	615,026		$588.98	612,829		$2,099.4
Total	665,419	(a)		660,315	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1*	Modification No. 05 to Project Agreement, dated as of March 22, 2022, by and between Regeneron Pharmaceuticals, Inc. (the "Registrant") and Advanced Technology International.
10.2*	Amended and Restated Immuno-Oncology License and Collaboration Agreement, dated as of June 1, 2022, by and between the Registrant and Sanofi Biotechnology SAS.
10.3*	Fifth Amendment to Amended and Restated License and Collaboration Agreement, dated as of June 1, 2022, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 3, 2022	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)