Form 10-Q
period 2022-09-30
REGENERON PHARMACEUTICALS, INC.
filed 2022-11-03
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of October 24, 2022:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,818,146
Common Stock, $.001 par value	107,083,789

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,491.3	$2,885.6
Marketable securities	3,530.4	2,809.1
Accounts receivable, net	5,548.3	6,036.5
Inventories	2,412.2	1,951.3
Prepaid expenses and other current assets	446.4	332.4
Total current assets	15,428.6	14,014.9

Marketable securities	5,968.6	6,838.0
Property, plant, and equipment, net	3,704.2	3,482.2
Intangible assets, net	804.1	6.7
Deferred tax assets	1,452.1	876.9
Other noncurrent assets	320.2	216.1
Total assets	$27,677.8	$25,434.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$535.6	$564.0
Accrued expenses and other current liabilities	1,796.4	2,206.8
Finance lease liabilities	—	719.7
Deferred revenue	547.2	442.0
Total current liabilities	2,879.2	3,932.5

Long-term debt	1,981.1	1,980.0
Finance lease liabilities	720.0	—
Deferred revenue	60.1	73.3
Other noncurrent liabilities	598.6	680.2
Total liabilities	6,239.0	6,666.0

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2022 and 2021	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 129.0 in 2022 and 126.2 in 2021	0.1	0.1
Additional paid-in capital	9,518.2	8,087.5
Retained earnings	22,109.6	18,968.3
Accumulated other comprehensive loss	(275.1)	(26.2)
Treasury Stock, at cost; 22.0 shares in 2022 and 19.4 shares in 2021	(9,914.0)	(8,260.9)
Total stockholders' equity	21,438.8	18,768.8
Total liabilities and stockholders' equity	$27,677.8	$25,434.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Operations
Revenues:
Net product sales	$1,801.4	$2,279.9	$5,194.4	$8,142.0
Collaboration revenue	1,050.6	1,073.9	3,326.7	2,783.0
Other revenue	84.2	99.0	237.4	195.0
	2,936.2	3,452.8	8,758.5	11,120.0

Expenses:
Research and development	911.3	665.4	2,549.4	2,122.5
Acquired in-process research and development	—	—	225.1	—
Selling, general, and administrative	529.1	445.0	1,455.4	1,265.3
Cost of goods sold	141.3	238.8	497.8	961.4
Cost of collaboration and contract manufacturing	176.5	214.4	522.0	493.5
Other operating (income) expense, net	(45.7)	42.0	(83.3)	(29.8)
	1,712.5	1,605.6	5,166.4	4,812.9

Income from operations	1,223.7	1,847.2	3,592.1	6,307.1

Other income (expense):
Other income (expense), net	301.4	(16.4)	(16.0)	558.5
Interest expense	(15.3)	(14.2)	(42.0)	(43.2)
	286.1	(30.6)	(58.0)	515.3

Income before income taxes	1,509.8	1,816.6	3,534.1	6,822.4

Income tax expense	194.1	184.4	392.8	976.1

Net income	$1,315.7	$1,632.2	$3,141.3	$5,846.3

Net income per share - basic	$12.31	$15.37	$29.30	$55.42
Net income per share - diluted	$11.66	$14.33	$27.73	$52.29

Weighted average shares outstanding - basic	106.9	106.2	107.2	105.5
Weighted average shares outstanding - diluted	112.8	113.9	113.3	111.8

Statements of Comprehensive Income
Net income	$1,315.7	$1,632.2	$3,141.3	$5,846.3
Other comprehensive income (loss), net of tax:
Unrealized loss on debt securities	(51.3)	(6.4)	(249.9)	(20.5)
Unrealized gain on cash flow hedges	—	0.2	1.0	0.7
Comprehensive income	$1,264.4	$1,626.0	$2,892.4	$5,826.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	1.8	$—	126.2	$0.1	$8,087.5	$18,968.3	$(26.2)	(19.4)	$(8,260.9)	$18,768.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.6	—	593.7	—	—	—	—	593.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(105.8)	—	—	—	—	(105.8)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.8	—	—	—	1.7	14.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.5)	(352.0)	(352.0)
Stock-based compensation charges	—	—	—	—	165.9	—	—	—	—	165.9
Net income	—	—	—	—	—	973.5	—	—	—	973.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(143.9)	—	—	(143.9)
Balance, March 31, 2022	1.8	—	127.6	0.1	8,754.1	19,941.8	(170.1)	(19.9)	(8,611.2)	19,914.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.8	—	228.0	—	—	—	—	228.0
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(41.9)	—	—	—	—	(41.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	14.0	—	—	—	2.2	16.2
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.7)	(393.6)	(393.6)
Stock-based compensation charges	—	—	—	—	166.0	—	—	—	—	166.0
Net income	—	—	—	—	—	852.1	—	—	—	852.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(53.7)	—	—	(53.7)
Balance, June 30, 2022	1.8	—	128.3	0.1	9,120.2	20,793.9	(223.8)	(20.6)	(9,002.6)	20,687.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.9	—	322.9	—	—	—	—	322.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(108.9)	—	—	—	—	(108.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.9	—	—	—	1.6	14.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.4)	(913.0)	(913.0)
Stock-based compensation charges	—	—	—	—	171.1	—	—	—	—	171.1
Net income	—	—	—	—	—	1,315.7	—	—	—	1,315.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(51.3)	—	—	(51.3)
Balance, September 30, 2022	1.8	$—	129.0	$0.1	$9,518.2	$22,109.6	$(275.1)	(22.0)	$(9,914.0)	$21,438.8

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	1.8	$—	121.5	$0.1	$6,716.2	$10,893.0	$29.3	(16.4)	$(6,613.3)	$11,025.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.5	—	93.9	—	—	—	—	93.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(66.4)	—	—	—	—	(66.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	8.5	—	—	—	1.5	10.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.7)	(323.5)	(323.5)
Stock-based compensation charges	—	—	—	—	135.6	—	—	—	—	135.6
Net income	—	—	—	—	—	1,115.2	—	—	—	1,115.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13.1)	—	—	(13.1)
Balance, March 31, 2021	1.8	—	121.9	0.1	6,887.8	12,008.2	16.2	(17.1)	(6,935.3)	11,977.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.7	—	216.6	—	—	—	—	216.6
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(26.1)	—	—	—	—	(26.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	11.6	—	—	—	2.5	14.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(288.6)	(288.6)
Stock-based compensation charges	—	—	—	—	135.9	—	—	—	—	135.9
Net income	—	—	—	—	—	3,098.9	—	—	—	3,098.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.5)	—	—	(0.5)
Balance, June 30, 2021	1.8	—	122.5	0.1	7,225.8	15,107.1	15.7	(17.7)	(7,221.4)	15,127.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	2.5	—	816.5	—	—	—	—	816.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(269.6)	—	—	—	—	(269.6)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	10.2	—	—	—	1.8	12.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.2)	(190.6)	(190.6)
Stock-based compensation charges	—	—	—	—	136.4	—	—	—	—	136.4
Net income	—	—	—	—	—	1,632.2	—	—	—	1,632.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6.2)	—	—	(6.2)
Balance, September 30, 2021	1.8	$—	124.6	$0.1	$7,919.3	$16,739.3	$9.5	(17.9)	$(7,410.2)	$17,258.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,141.3	$5,846.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241.3	211.7
Stock-based compensation expense	493.0	413.3
Losses (gains) on marketable and other securities, net	117.4	(524.6)
Other non-cash items, net	199.0	264.4
Deferred taxes	(466.7)	58.8
Acquired in-process research and development in connection with asset acquisition	195.0	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	488.2	(1,342.9)
Increase in inventories	(552.2)	(330.6)
Increase in prepaid expenses and other assets	(167.3)	(316.8)
Increase (decrease) in deferred revenue	92.0	(71.2)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(486.0)	500.4
Total adjustments	153.7	(1,137.5)
Net cash provided by operating activities	3,295.0	4,708.8

Cash flows from investing activities:
Purchases of marketable and other securities	(4,345.0)	(4,872.3)
Sales or maturities of marketable and other securities	4,013.1	1,897.3
Capital expenditures	(437.9)	(397.0)
Payments for Libtayo intangible asset	(926.8)	—
Asset acquisition, net of cash acquired	(230.3)	—
Net cash used in investing activities	(1,926.9)	(3,372.0)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,146.9	1,129.6
Payments in connection with Common Stock tendered for employee tax obligations	(256.6)	(450.3)
Repurchases of Common Stock	(1,651.7)	(778.5)
Net cash used in financing activities	(761.4)	(99.2)

Net increase in cash, cash equivalents, and restricted cash	606.7	1,237.6

Cash, cash equivalents, and restricted cash at beginning of period	2,898.1	2,207.3

Cash, cash equivalents, and restricted cash at end of period	$3,504.8	$3,444.9

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
Beginning with the first quarter of 2022, the Company added a new line item, Acquired in-process research and development, to its Condensed Consolidated Statements of Operations and Comprehensive Income. This line item includes in-process research and development acquired in connection with asset acquisitions as well as up-front/opt-in payments related to license and collaboration agreements. Amounts recorded in this line item for the nine months ended September 30, 2022 would have historically been recorded to Research and development expenses. No such amounts were recorded for the three and nine months ended September 30, 2021.

2. Product Sales
Net product sales consist of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2022	2021	2022	2021
EYLEA®	U.S.	$1,629.4	$1,473.4	$4,768.2	$4,245.1
Libtayo®(a)	U.S.	94.7	78.4	264.5	225.5
	ROW(b)	31.0	—	31.0	—
Praluent®	U.S.	29.7	44.8	94.5	130.0
REGEN-COV®(c)	U.S.	—	676.7	—	3,530.1
Evkeeza®	U.S.	13.6	6.6	33.2	9.1
Inmazeb®	U.S.	3.0	—	3.0	—
ARCALYST®(d)	U.S.	—	—	—	2.2
		$1,801.4	$2,279.9	$5,194.4	$8,142.0

(a) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. Effective July 1, 2022, the Company began recording net product sales of Libtayo outside the United States. See Note 3 for further details.

(b) Rest of world ("ROW")
(c) Net product sales of REGEN-COV in the United States relate to product sold in connection with our agreements with the U.S. government. See Note 3 for further details.
(d) Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States. Previously, the Company recorded net product sales of ARCALYST in the United States.
As of September 30, 2022 and December 31, 2021, the Company had $4.268 billion and $5.059 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and nine months ended September 30, 2022 and 2021. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Besse Medical, a subsidiary of AmerisourceBergen Corporation	56%	40%	56%	33%
McKesson Corporation	28%	24%	29%	20%
U.S. government	—%	25%	—%	38%

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)		2022		2021	2022		2021
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Collaboration revenue	$551.1	*	$387.0	$1,463.0	*	$975.2
Sales-based milestone earned	Collaboration revenue	$—		$50.0	$50.0		$50.0
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$160.5		$144.7	$466.8		$361.2
Other	Collaboration revenue	$(0.2)		$—	$28.7		$—
(Regeneron's obligation for its share of Sanofi R&D expenses)/reimbursements of R&D expenses, net	(R&D expense)/reduction of R&D expense	$(4.3)		$34.9	$59.6		$89.5
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$108.6		$79.0	$311.1		$216.9

Immuno-oncology:
Regeneron's share of profits (losses) in connection with commercialization of Libtayo outside the United States	Collaboration revenue	$—		$(3.0)	$6.7		$(12.6)
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$—		$3.1	$4.6		$10.5
Reimbursement of R&D expenses	Reduction of R&D expense	$—		$21.8	$42.7		$66.2
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$—		$22.8	$41.4		$62.0
Regeneron's obligation for its share of Sanofi commercial expenses	SG&A expense	$—		$(9.4)	$(19.9)		$(28.0)
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$—		$(34.6)	$(70.1)		$(99.4)
Amounts recognized in connection with up-front payments received	Other operating income	$—		$(47.7)	$35.1		$(4.1)

* Net of one-time payment of $56.9 million to Sanofi in connection with the amendment to the Antibody License and Collaboration Agreement described below

Antibody
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"), which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Under the terms of the Antibody License and Collaboration Agreement, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits from commercialization of collaboration products. Under the terms of the Antibody License and Collaboration Agreement, we were required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. On July 1, 2022, an amendment to the Antibody License and Collaboration Agreement became effective, pursuant to which the percentage of Regeneron’s share of profits used to reimburse Sanofi for such development costs increased from 10% to 20%. A portion of the value associated with the increase in reimbursement percentage was deemed to be contingent consideration attributable to the Company's acquisition of the Libtayo rights described within the "Immuno-oncology" section below; this portion will be recorded as an increase to the Libtayo intangible asset over time as the Company repays such development costs to Sanofi.
Sanofi leads commercialization activities for products under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. In addition to profit and loss sharing, the Company is entitled to receive sales milestone payments from Sanofi. During the three months ended March 31, 2022, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion on a rolling twelve-month basis. During the three months ended September 30, 2021, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.5 billion on a rolling twelve-month basis. We are entitled to receive up to an aggregate of $100.0 million in additional sales milestone payments from Sanofi, which includes the next sales milestone payment of $50.0 million that would be earned when such sales outside the United States exceed $2.5 billion on a rolling twelve-month basis.
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	September 30,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$770.0	$504.8
Deferred revenue	$476.2	$368.7
Immuno-oncology
The Company was previously a party to a collaboration with Sanofi for antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). Under the terms of the Immuno-oncology License and Collaboration Agreement, the parties were co-developing and co-commercializing Libtayo. The parties shared equally, on an ongoing basis, development and commercialization expenses for Libtayo. The Company had principal control over the development of Libtayo and led commercialization activities in the United States, while Sanofi led commercialization activities outside of the United States. The parties shared equally in profits and losses in connection with the commercialization of Libtayo.
Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA"). Consequently, in July 2022, the Company made a $900.0 million up-front payment to Sanofi, and Sanofi is eligible to receive a $100.0 million regulatory milestone and up to an aggregate of $100.0 million in sales-based milestones upon achieving certain amounts of worldwide net product sales of Libtayo through 2023. The Company will also pay Sanofi an 11% royalty on net product sales of Libtayo through March 31, 2034. The transaction was accounted for as an asset acquisition and amounts paid to Sanofi in connection with obtaining the worldwide rights to Libtayo, including the up-front payment and any contingent consideration, are recorded as an intangible asset. See Note 8 for additional information related to the intangible asset recorded in connection with the transaction.
In accordance with the Amended and Restated Immuno-oncology Discovery and Development Agreement, the Company was obligated to reimburse Sanofi for half of the development costs it funded that were attributable to clinical development of antibody product candidates from our share of profits from commercialized IO Collaboration products. Under the A&R IO LCA, the amount of development costs incurred under the IO Collaboration for which we are obligated to reimburse Sanofi was $35.0 million as of the effective date of the A&R IO LCA, and the Company pays Sanofi a 0.5% royalty on net product sales of Libtayo until all such development costs have been reimbursed by Regeneron.

The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	September 30,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$3.6	$(22.5)
Deferred revenue	$—	$16.0
Other liabilities	$—	$276.1
Other liabilities included up-front payments received from Sanofi for which recognition had been deferred. During the three months ended September 30, 2021, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $66.9 million as a reduction to other operating income. In connection with the A&R IO LCA described above, the remaining IO Collaboration Other liabilities balance of $241.0 million as of July 1, 2022 was recognized as a reduction to the intangible asset during the three months ended September 30, 2022.
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
Amounts recognized in our Statements of Operations in connection with our Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2022	2021	2022	2021
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	Collaboration revenue	$315.3	$351.0	$993.4	$995.3
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$17.5	$14.0	$60.3	$41.6
One-time payment in connection with change in Japan arrangement	Collaboration revenue	$—	$—	$21.9	$—
Reimbursement of R&D expenses	Reduction of R&D expense	$11.8	$14.5	$32.7	$35.2
Regeneron's obligation for its share of Bayer research and development expenses	R&D expense	$(4.7)	$(8.0)	$(22.4)	$(31.4)
The following table summarizes contract balances in connection with our Bayer collaboration:

	September 30,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$323.0	$355.5
Deferred revenue	$131.1	$129.4
c. U.S. Government
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
As of December 31, 2021, the Company had completed its final deliveries of drug product under its agreements with the U.S. government. See Note 2 for REGEN-COV net product sales recognized during the three and nine months ended September 30, 2021.

d. Roche
In 2020, we entered into a collaboration agreement (the "Roche Collaboration Agreement") with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve™ in other countries). Under the terms of the collaboration agreement, we lead global development activities for casirivimab and imdevimab, and the parties jointly fund certain studies.
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
Amounts recognized in our Statements of Operations in connection with the Roche Collaboration Agreement are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2022	2021	2022	2021
Global gross profit payment from Roche in connection with sales of Ronapreve	Collaboration revenue	$6.4	$127.1	$230.9	$361.8
Reimbursement of research and development expenses from Roche (recorded as a reduction of Research and development expense) was $10.5 million and $138.3 million for the three and nine months ended September 30, 2021. Such amounts were not material for the three and nine months ended September 30, 2022.
The following table summarizes contract balances in connection with the Roche Collaboration Agreement:

	September 30,	December 31,
(In millions)	2022	2021
Accounts receivable, net	$3.2	$—
Accrued expenses and other current liabilities	$—	$268.8
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
Amounts recognized in our Statements of Operations in connection with the Alnylam agreements described above were not material for the three and nine months ended September 30, 2022 and 2021. In addition, contract balances in our Balance Sheets were not material as of September 30, 2022 and December 31, 2021.

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
g. Teva
The Company and Teva are parties to a collaboration agreement (the "Teva Collaboration Agreement") to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with Mitsubishi Tanabe Pharma Corporation ("MTPC"). Under the terms of the Teva Collaboration Agreement, the Company leads global development activities and the parties share development costs equally.
In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016, and as of September 30, 2022, we had received an aggregate $120.0 million of development milestones from Teva. These amounts were initially recorded within other liabilities and were being recognized (as other operating income) over the period in which the Company was to satisfy its obligation to perform development activities. During the three months ended September 30, 2022, we discontinued further clinical development of fasinumab and, as a result, recorded $31.9 million as an increase to other operating income as we deemed our obligation to provide development services in connection with the Teva Collaboration Agreement to be complete.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income - basic and diluted	$1,315.7	$1,632.2	$3,141.3	$5,846.3

Weighted average shares - basic	106.9	106.2	107.2	105.5
Effect of dilutive securities:
Stock options	4.3	6.4	4.7	5.3
Restricted stock awards and restricted stock units	1.6	1.3	1.4	1.0
Weighted average shares - diluted	112.8	113.9	113.3	111.8

Net income per share - basic	$12.31	$15.37	$29.30	$55.42
Net income per share - diluted	$11.66	$14.33	$27.73	$52.29
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2022	2021	2022	2021
Stock options	2.4	0.4	2.3	4.8

5. Marketable Securities
Marketable securities as of September 30, 2022 and December 31, 2021 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of September 30, 2022	Cost Basis	Gains	Losses	Value
Corporate bonds	$7,299.0	$0.1	$(334.3)	$6,964.8
U.S. government and government agency obligations	476.3	—	(7.2)	469.1
Sovereign bonds	45.7	—	(2.4)	43.3
Commercial paper	606.6	—	(0.6)	606.0
Certificates of deposit	261.3	—	(0.4)	260.9
Asset-backed securities	27.4	—	(1.9)	25.5
	$8,716.3	$0.1	$(346.8)	$8,369.6

As of December 31, 2021
Corporate bonds	$7,518.4	$10.2	$(40.9)	$7,487.7
U.S. government and government agency obligations	109.0	0.3	(0.8)	108.5
Sovereign bonds	64.4	0.3	(0.3)	64.4
Commercial paper	439.7	—	(0.1)	439.6
Certificates of deposit	255.2	—	(0.1)	255.1
Asset-backed securities	42.0	—	(0.1)	41.9
	$8,428.7	$10.8	$(42.3)	$8,397.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of September 30, 2022 mature at various dates through April 2027. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	September 30,	December 31,
(In millions)	2022	2021
Maturities within one year	$3,530.4	$2,809.1
Maturities after one year through five years	4,839.2	5,588.1
	$8,369.6	$8,397.2

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of September 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$5,360.5	$(224.8)	$1,561.9	$(109.5)	$6,922.4	$(334.3)
U.S. government and government agency obligations	249.3	(4.8)	20.9	(2.4)	270.2	(7.2)
Sovereign bonds	27.5	(1.4)	15.8	(1.0)	43.3	(2.4)
Commercial paper	591.0	(0.6)	—	—	591.0	(0.6)
Certificates of deposit	214.9	(0.4)	—	—	214.9	(0.4)
Asset-backed securities	20.0	(1.4)	5.5	(0.5)	25.5	(1.9)
	$6,463.2	$(233.4)	$1,604.1	$(113.4)	$8,067.3	$(346.8)

As of December 31, 2021
Corporate bonds	$5,889.3	$(40.9)	$—	$—	$5,889.3	$(40.9)
U.S. government and government agency obligations	90.0	(0.8)	—	—	90.0	(0.8)
Sovereign bonds	37.0	(0.3)	—	—	37.0	(0.3)
Commercial paper	295.7	(0.1)	—	—	295.7	(0.1)
Certificates of deposit	169.4	(0.1)	—	—	169.4	(0.1)
Asset-backed securities	34.9	(0.1)	—	—	34.9	(0.1)
	$6,516.3	$(42.3)	$—	$—	$6,516.3	$(42.3)
With respect to marketable securities, for the three and nine months ended September 30, 2022 and 2021, amounts reclassified from Accumulated other comprehensive loss into Other income (expense), net were related to realized gains and losses on sales of available-for-sale debt securities.
For the three and nine months ended September 30, 2022 and 2021, realized gains and losses on sales of marketable securities were not material.

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

(In millions)		Fair Value Measurements at Reporting Date
As of September 30, 2022	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$6,964.8	$—	$6,964.8
U.S. government and government agency obligations	469.1	—	469.1
Sovereign bonds	43.3	—	43.3
Commercial paper	606.0	—	606.0
Certificates of deposit	260.9	—	260.9
Asset-backed securities	25.5	—	25.5
Equity securities (unrestricted)	32.5	32.5	—
Equity securities (restricted)	1,096.9	1,096.9	—
	$9,499.0	$1,129.4	$8,369.6

As of December 31, 2021
Available-for-sale debt securities:
Corporate bonds	$7,487.7	$—	$7,487.7
U.S. government and government agency obligations	108.5	—	108.5
Sovereign bonds	64.4	—	64.4
Commercial paper	439.6	—	439.6
Certificates of deposit	255.1	—	255.1
Asset-backed securities	41.9	—	41.9
Equity securities (unrestricted)	58.4	58.4	—
Equity securities (restricted)	1,191.5	1,191.5	—
	$9,647.1	$1,249.9	$8,397.2
The Company held certain restricted equity securities as of September 30, 2022 which are subject to transfer restrictions that expire at various dates through 2024.
During the three and nine months ended September 30, 2022, we recorded $254.3 million of net unrealized gains and $120.6 million of net unrealized losses, respectively, on equity securities in Other income (expense), net. During the three and nine months ended September 30, 2021, we recorded $29.1 million of net unrealized losses and $523.8 million of net unrealized gains, respectively, on equity securities in Other income (expense), net.
In addition to the investments summarized in the table above, as of September 30, 2022 and December 31, 2021, the Company had $48.3 million and $40.0 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of our long-term debt (see Note 9), which was determined based on Level 2 inputs, was estimated to be $1.400 billion and $1.887 billion as of September 30, 2022 and December 31, 2021, respectively.

7. Inventories
Inventories consist of the following:

	September 30,	December 31,
(In millions)	2022	2021
Raw materials	$920.9	$721.9
Work-in-process	833.5	707.2
Finished goods	65.0	73.7
Deferred costs	592.8	448.5
	$2,412.2	$1,951.3
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three and nine months ended September 30, 2022, Cost of goods sold included inventory write-offs and reserves totaling $34.7 million and $101.3 million, respectively. For the three and nine months ended September 30, 2021, Cost of goods sold included inventory write-offs and reserves totaling $38.7 million and $188.0 million, respectively.
8. Intangible Assets
Intangible assets acquired in connection with an asset acquisition are recorded at cost. Such amounts may include up-front payments and contingent consideration. With regards to contingent consideration, the Company recognizes regulatory milestones upon achievement, royalties in the period in which the underlying sales occur, and sales-based milestones when the milestone is deemed probable by the Company of being achieved.
Intangible assets are amortized to Cost of goods sold over the estimated useful lives of the assets based on the pattern in which the economic benefits of the intangible assets are consumed; if that pattern cannot be reliably determined, a straight-line basis is used. If contingent consideration is recognized subsequent to the acquisition date in an asset acquisition, the amount of such consideration is recorded as an addition to the cost basis of the intangible asset with a cumulative catch-up adjustment for amortization expense as if the additional amount of consideration had been accrued from the outset of the arrangement.
The Company's intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the projected undiscounted cash flows to be generated by the asset to the intangible asset’s carrying amount. If the projected undiscounted cash flows of the intangible asset are less than the carrying amount, the intangible asset is written down to its fair value in the period in which the impairment occurs.
Intangible assets consist of the following:

		September 30, 2022			December 31, 2021
(In millions)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired product rights - Libtayo	13 years	$814.2	$(15.3)	$798.9	$—	$—	$—
Other intangibles	5–8 years	10.0	(4.8)	5.2	29.3	(22.6)	6.7
Intangible assets, net		$824.2	$(20.1)	$804.1	$29.3	$(22.6)	$6.7
As described in Note 3, the Company recorded an intangible asset in connection with obtaining the exclusive right to develop, commercialize, and manufacture Libtayo worldwide. The intangible asset recognized upon the effective date of the A&R IO LCA primarily consisted of the $900.0 million up-front payment, offset by the remaining IO Collaboration Other liabilities balance of $241.0 million. During the three months ended September 30, 2022, the Company recorded additions to the Libtayo intangible asset primarily related to contingent consideration and other amounts due to Sanofi in connection with obtaining the worldwide rights to Libtayo.
For the three and nine months ended September 30, 2022, amortization expense of $15.6 million and $16.8 million, respectively, was recognized. Amortization expense for the three and nine months ended September 30, 2021 was not material.
As of September 30, 2022, assuming no changes in the gross carrying amount of intangible assets, amortization expense for the three months ending December 31, 2022 is estimated to be $15.6 million and approximately $62 million for each of the years ending December 31, 2023 through December 31, 2027.

9. Debt
In 2020, we issued and sold $1.250 billion aggregate principal amount of senior unsecured notes due 2030 and $750 million aggregate principal amount of senior unsecured notes due 2050. Long-term debt in connection with our senior unsecured notes (collectively, the "Notes"), net of underwriting discounts and offering expenses, consists of the following:

	September 30,	December 31,
(In millions)	2022	2021
1.750% Senior Notes due September 2030	$1,240.8	$1,239.9
2.800% Senior Notes due September 2050	740.3	740.1
	$1,981.1	$1,980.0
Interest expense related to the Notes was $11.1 million and $33.3 million for each of the three and nine months ended September 30, 2022, and 2021, respectively.
10. Leases
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
Consistent with the original lease, the Restated Lease continues to be classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Restated Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in our $750.0 million revolving credit facility. The Company was in compliance with all such covenants as of September 30, 2022.
11. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 12.9% and 10.2% for the three months ended September 30, 2022 and 2021, respectively and 11.1% and 14.3% for the nine months ended September 30, 2022 and 2021, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2022 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and, to a lesser extent, stock-based compensation.

The Company's effective tax rate for the three and nine months ended September 30, 2021 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, offset by the impact of income earned in the United States during 2021 related to REGEN-COV. In addition, the effective tax rate for the nine months ended September 30, 2021 was positively impacted by the reversal of liabilities related to uncertain tax positions as a result of the audit of the Company's federal income tax returns for 2015 and 2016 being settled.
12. Stockholders' Equity
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
In November 2021, our board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase program described above. Repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of September 30, 2022, $1.186 billion remained available for share repurchases under the November 2021 program.
The table below summarizes the shares of our Common Stock we repurchased under the programs and the cost of the shares, which were recorded as Treasury Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Number of shares	1.5	0.3	2.7	1.6
Total cost of shares	$913.0	$190.5	$1,658.6	$802.7
13. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	September 30,
(In millions)	2022	2021
Cash and cash equivalents	$3,491.3	$3,432.4
Restricted cash included in Other noncurrent assets	13.5	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$3,504.8	$3,444.9
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	September 30,	December 31,	September 30,	December 31,
(In millions)	2022	2021	2021	2020
Accrued capital expenditures	$83.1	$74.8	$70.1	$83.6
Accrued payments for intangible assets	$116.0	$—	$—	$—

14. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of September 30, 2022 and December 31, 2021, the Company's accruals for loss contingencies were not material. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
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
On May 27, 2022, the Company filed a lawsuit against Amgen in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On August 1, 2022, Amgen filed a motion to dismiss the complaint. On August 11, 2022, Amgen filed a motion to stay these proceedings pending resolution of the patent litigation described in the preceding paragraph. An oral hearing on Amgen's motion to dismiss and motion to stay has been scheduled for January 6, 2023.
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
Proceedings Relating to EYLEA (aflibercept) Injection
Certain of the Company's patents pertaining to EYLEA are subject to post-grant proceedings before the United States Patent and Trademark Office ("USPTO"), EPO, or other comparable foreign authorities, including those described in greater detail below. In addition, the Company has filed patent infringement lawsuits in several jurisdictions alleging infringement of certain Company patents pertaining to EYLEA, including those described in greater detail below.
United States
On February 11, 2020, anonymous parties filed two requests for ex parte reexamination of the Company's U.S. Patent Nos. 10,406,226 and 10,464,992, and the USPTO has granted both requests to initiate reexamination proceedings.
On May 5, 2021, Mylan Pharmaceuticals Inc. filed inter partes review ("IPR") petitions in the USPTO against the Company's U.S. Patent Nos. 9,254,338 (the "'338 Patent") and 9,669,069 (the "'069 Patent") seeking declarations of invalidity of the '338 Patent and the '069 Patent. On November 10, 2021, the USPTO issued a decision instituting both IPR proceedings. On December 9, 2021, Apotex Inc. and Celltrion, Inc. each filed two separate IPR petitions against the Company's '338 and '069 Patents requesting that their IPRs be instituted and joined with the IPR proceedings initiated by Mylan concerning the '338 and '069 Patents, which petitions were granted on February 9, 2022. An oral hearing was held on August 10, 2022.
On July 1, 2022, Mylan filed IPR petitions against the Company's U.S. Patent Nos. 10,130,681 (the "'681 Patent") and 10,888,601 (the "'601 Patent"), seeking declarations of invalidity of the '681 and '601 Patents.
On September 9, 2022, Apotex filed an IPR petition against the Company's U.S. Patent No. 11,253,572 (the "'572 Patent") seeking a declaration of invalidity of the '572 Patent.
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
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for a U.S. Food and Drug Administration approval of an aflibercept biosimilar infringes certain Company patents. A trial has been scheduled to begin on June 12, 2023.
Europe
On October 26 and October 27, 2021, anonymous parties initiated opposition proceedings in the EPO against the Company's European Patent No. 2,944,306 (the "'306 Patent") seeking revocation of the '306 Patent in its entirety.
Canada
On June 15, July 15, August 30, and October 4, 2022, the Company and Bayer Inc. filed patent infringement lawsuits against BGP Pharma ULC d.b.a Viatris Canada ("Viatris Canada") in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent) and 3,007,276 (the "'276 Patent") (in the lawsuit filed on June 15, 2022); the Company's Canadian Patent No. 2,965,495 (the "'495 Patent") (in the lawsuit filed on July 15, 2022); the Company's Canadian Patent No. 2,906,768 (the "'768 Patent") (in the lawsuit filed on August 30, 2022, which has been joined with the lawsuit filed on July 15, 2022); and the Company's Canadian Patent No. 3,129,193 (the "'193 Patent") (in the lawsuit filed on October 4, 2022). A trial for the lawsuit concerning the '510 Patent and the '276 Patent has been scheduled for March 2024 and a trial for the lawsuit concerning the '495 Patent and the '768 Patent has been scheduled for May-June 2024. The filing of the lawsuit concerning the '510 Patent and the '276 Patent resulted in a statutory 24-month stay of regulatory approval of Viatris Canada's aflibercept biosimilar in Canada unless the lawsuit is resolved earlier.
South Korea
On October 31, 2022, Samsung Bioepis Co., Ltd. initiated an invalidation proceeding before the Intellectual Property Trial and Appeal Board of the Korean Intellectual Property Office against the Company's Korean Patent No. 1131429 seeking revocation of such patent in its entirety.
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
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration of invalidity of the '631 Patent on two separate grounds. On January 15, 2021, the USPTO declined to institute an IPR proceeding on procedural grounds in light of the pending ITC investigation discussed above; the other IPR petition has been withdrawn. Following Novartis's motion to terminate the ITC investigation discussed above, on April 16, 2021 the Company filed a new IPR petition seeking a declaration of invalidity of the '631 Patent based on the same grounds that were the basis for the OUII staff attorney's determination discussed above. On October 26, 2021, the USPTO issued a decision instituting the IPR proceeding. An oral hearing was held on July 21, 2022. On October 25, 2022, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a final written decision invalidating all claims of the '631 Patent.
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
California Department of Insurance Subpoena
In September 2022, the Company received a subpoena from the Insurance Commissioner for the State of California pursuant to the California Insurance Code. The subpoena seeks information relating to the marketing, sale, and distribution of EYLEA, including (i) discounts, rebates, credit card fees, and inventory management systems; (ii) Regeneron's relationships with distributors; (iii) price reporting; (iv) speaker programs; and (v) patient support programs. The subpoena covers the period from January 1, 2014 through August 1, 2021. The Company is cooperating with this investigation.
Proceedings Initiated by Other Payors Relating to Patient Assistance Organization Support
The Company is party to several lawsuits relating to the conduct alleged in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. These lawsuits were filed by UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") and Humana Inc. ("Humana") in the United States District Court for the Southern District of New York on December 17, 2020 and July 22, 2021, respectively; and by Blue Cross and Blue Shield of Massachusetts, Inc. and Blue Cross and Blue Shield of Massachusetts HMO Blue, Inc. (collectively, "BCBS"), Medical Mutual of Ohio ("MMO"), Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey ("Horizon"), and Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund ("Local 464A") in the U.S. District Court for the District of Massachusetts on December 20, 2021, February 23, 2022, April 4, 2022, and June 17, 2022, respectively. These lawsuits allege causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act and seek monetary damages and equitable relief. The MMO and Local 464A lawsuits are putative class action lawsuits. On December 29, 2021, the lawsuits filed by UHC and Humana were stayed by the United States District Court for the Southern District of New York pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts discussed under "Department of Justice Matters" above. On September 27, 2022, the lawsuits filed by BCBS, MMO, and Horizon were stayed by the U.S. District Court for the District of Massachusetts pending resolution of the proceedings before the same court discussed under "Department of Justice Matters" above; and, in light of these stays, the parties to the Local 464A action have also agreed to stay that matter.

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
Proceedings Relating to Shareholder Derivative Complaint
On June 29, 2021, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties in relation to the allegations in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. The complaint seeks an award of damages allegedly sustained by the Company; an order requiring Regeneron to take all necessary actions to reform and improve its corporate governance and internal procedures; disgorgement from the individual defendants of all profits and benefits obtained by them resulting from their sales of Regeneron stock; and costs and disbursements of the action, including attorneys' fees. On July 28, 2021, the defendants filed a notice of removal, removing the case from the New York Supreme Court to the U.S. District Court for the Southern District of New York. On September 23, 2021, the plaintiff moved to remand the case to the New York Supreme Court. Also on September 23, 2021, the individual defendants moved to dismiss the complaint in its entirety.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed or otherwise commercialized by Regeneron and/or its collaborators or licensees (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and product candidates being developed by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Evkeeza® (evinacumab), aflibercept 8 mg, pozelimab, odronextamab, itepekimab, fianlimab, garetosmab, linvoseltamab, REGN5713-5714-5715, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation those listed above; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products, research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron’s Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer (or their respective affiliated companies, as applicable), to be cancelled or terminated; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings described further in Note 14 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 14 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.

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
Selected financial information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues	$2,936.2	$3,452.8	$8,758.5	$11,120.0
Net income	$1,315.7	$1,632.2	$3,141.3	$5,846.3
Net income per share - diluted	$11.66	$14.33	$27.73	$52.29
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
			✓	✓	✓	✓
	-	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	-	Diabetic retinopathy ("DR")	✓
	-	Neovascular glaucoma ("NVG")			✓
	-	Retinopathy of prematurity ("ROP")			✓
Dupixent (dupilumab) Injection(b)	-	Atopic dermatitis (in adults and adolescents)	✓	✓	✓	✓
	-	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	-	Atopic dermatitis (in pediatrics 6 months–5 years of age)	✓
	-	Asthma (in adults and adolescents)	✓	✓	✓	✓
	-	Asthma (in pediatrics 6–11 years of age)	✓	✓		✓
	-	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓

Product (continued)		Disease	Territory
			U.S.	EU	Japan	ROW(e)
Dupixent (dupilumab) Injection(b) (continued)	-	Eosinophilic esophagitis ("EoE") (in adults and adolescents)	✓			✓
	-	Prurigo nodularis	✓			✓
Libtayo (cemiplimab) Injection(c)	-	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓		✓
	-	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓		✓
	-	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
	-	Metastatic or recurrent second-line cervical cancer				✓
Praluent (alirocumab) Injection(d)	-	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓		✓
	-	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
	-	Homozygous familial hypercholesterolemia ("HoFH")	✓
REGEN-COV®(f)	-	COVID-19		✓	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(b)	-	Rheumatoid arthritis ("RA")	✓	✓	✓	✓
Evkeeza (evinacumab) Injection(g)	-	HoFH (in adults and adolescents)	✓	✓		✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	-	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(h)	-	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	-	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults and pediatrics)	✓
	-	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(i)	-	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

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
(i) Sanofi is solely responsible for the development and commercialization of ZALTRAP.
Net Product Sales of Regeneron-Discovered Products

	Three Months Ended September 30,
	2022			2021				% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW		Total	(Total Sales)
EYLEA(a)	$1,629.4	$816.9	$2,446.3	$1,473.4	$898.9	*	$2,372.3	3%
Dupixent(b)	$1,824.0	$506.1	$2,330.1	$1,256.7	$406.2		$1,662.9	40%
Libtayo(c)	$94.7	$48.5	$143.2	$78.4	$41.1		$119.5	20%
Praluent(d)	$29.7	$84.0	$113.7	$44.8	$69.7		$114.5	(1%)
REGEN-COV(e)	$—	$22.8	$22.8	$676.7	$518.8		$1,195.5	(98%)
Kevzara(b)	$53.1	$35.0	$88.1	$58.5	$39.3		$97.8	(10%)
Other products(f)	$17.5	$14.7	$32.2	$7.8	$20.9		$28.7	12%

	Nine Months Ended September 30,
	2022			2021				% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW		Total	(Total Sales)
EYLEA(a)	$4,768.2	$2,544.2	$7,312.4	$4,245.1	$2,567.7	*	$6,812.8	7%
Dupixent(b)	$4,731.7	$1,500.6	$6,232.3	$3,364.8	$1,060.0		$4,424.8	41%
Libtayo(c)	$264.5	$144.7	$409.2	$225.5	$111.7		$337.2	21%
Praluent(d)	$94.5	$239.5	$334.0	$130.0	$188.5		$318.5	5%
REGEN-COV(e)	$—	$681.2	$681.2	$3,530.1	$1,173.2		$4,703.3	(86%)
Kevzara(b)	$153.1	$123.7	$276.8	$119.9	$113.7		$233.6	18%
Other products(f)	$39.5	$54.1	$93.6	$15.2	$66.1		$81.3	15%

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
(c) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. The parties equally shared profits/losses in connection with global sales of Libtayo. Effective July 1, 2022, the Company began recording net product sales of Libtayo outside the United States and pays Sanofi a royalty on global sales. Refer to "Products" section above and "Collaboration, License, and Other Agreements" section below for further details. Included in this line item is approximately $17 million of net product sales recorded by Sanofi in the third quarter of 2022 in connection with sales in certain markets (Sanofi will record net product sales in such markets during a transition period until inventory on hand as of July 1, 2022 is sold through to the end customers).

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

(f) Included in this line item are products which are sold by the Company and others. Refer to "Results of Operations - Revenues" below for a complete listing of net product sales recorded by the Company. In addition, not included in this line item are net product sales of ARCALYST subsequent to the first quarter of 2021, which are recorded by Kiniksa; net product sales of ARCALYST were $27 million for the second quarter of 2022.

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

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA (aflibercept)(a)			–ROP(c)	–ROP (U.S., EU) –Every-16-weeks dosing regimen in patients with DR (U.S.)
–Granted pediatric exclusivity by U.S. Food and Drug Administration ("FDA") in connection with ROP study, extending period of EYLEA U.S. market exclusivity by six months through May 17, 2024

–Approved by Ministry of Health, Labour and Welfare ("MHLW") for ROP in Japan

–FDA decision on supplemental Biologics License Application ("sBLA") for ROP (target action date of February 11, 2023)

–FDA decision on sBLA for every-16-weeks dosing regimen in patients with DR (target action date of February 28, 2023)

Aflibercept 8 mg(a)			–Wet AMD –DME		–Reported that Phase 3 trials in wet AMD and DME met their primary endpoints	–Submit BLA for wet AMD and DME (fourth quarter 2022)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit		–Grass allergy
–EoE in pediatrics(c)

–Chronic obstructive pulmonary disease ("COPD")

–Bullous pemphigoid (Phase 2/3)(c)

–Chronic spontaneous urticaria ("CSU")

–Chronic inducible urticaria - cold

–Chronic rhinosinusitis without nasal polyposis

–Allergic fungal rhinosinusitis
–Atopic dermatitis in pediatrics (6 months–5 years of age) (EU) and in pediatrics and adolescents (6 months–14 years of age (Japan) –EoE in adults and adolescents (EU) –Prurigo nodularis (EU and Japan)
–Approved by FDA for atopic dermatitis in pediatrics (6 months–5 years of age)

–Approved by European Commission ("EC") for severe asthma in pediatrics (6–11 years of age)

–Approved by FDA for EoE in adults and adolescents

–Reported that Phase 3 trial in EoE in pediatrics (1–11 years of age) met its primary endpoint

–Approved by FDA for prurigo nodularis

–EC decision on regulatory submission for atopic dermatitis in pediatrics (6 months–5 years of age) (first half 2023)

–MHLW decision on regulatory submission for atopic dermatitis in pediatrics and adolescents (6 months–14 years of age) in Japan (second half 2023)

–EC decision on regulatory submission for EoE in adults and adolescents (first half 2023)

–Submit sBLA for EoE in pediatrics (mid-2023)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
Dupixent (dupilumab)(b) (continued)			–Chronic pruritus of unknown origin
–Stopped one of the Phase 3 trials in CSU (in patients refractory to omalizumab) due to futility, based on pre-specified interim analysis

–Initiated additional Phase 3 trial in CSU (in biologic-naïve patients)

–Discontinued further clinical development in peanut allergy

–Report initial results from Phase 3 study in COPD (first half 2023)

–EC decision on regulatory submission for prurigo nodularis (first half 2023)

–Report results from Phase 3 study in chronic inducible urticaria - cold (first half 2023)

Kevzara (sarilumab)(b) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") –Systemic juvenile idiopathic arthritis ("sJIA")
Itepekimab(b) (REGN3500) Antibody to IL-33			–COPD
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy

Solid Organ Oncology

Libtayo (cemiplimab)(n)(g) Antibody to PD-1	–Metastatic or locally advanced CSCC(d) –Neoadjuvant CSCC –Second-line cervical cancer, ISA101b combination	–First-line NSCLC, chemotherapy combination –Second-line cervical cancer(e) –Adjuvant CSCC	–Second-line cervical cancer (EU and Japan) –First-line NSCLC, chemotherapy combination (U.S. and EU)	–European Medicines Agency's Committee for Medicinal Products for Human Use ("CHMP") adopted positive opinion for cervical cancer

–Voluntarily withdrew sBLA for cervical cancer due to inability to align with FDA on certain post-marketing studies
–FDA decision on sBLA (fourth quarter 2022)(o) and EC decision on regulatory submission (first half 2023) for NSCLC, chemotherapy combination

–EC decision on regulatory submission for cervical cancer (first quarter 2023)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
Libtayo (cemiplimab)(n)(g) (continued)					–Positive data from Phase 2 trial in neoadjuvant CSCC presented at European Society for Medical Oncology ("ESMO") Congress 2022 and published in New England Journal of Medicine
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies		–First-line metastatic melanoma		–Presented positive data from Phase 1 trial (in combination with Libtayo) in advanced melanoma at ESMO Congress 2022	–Initiate Phase 3 study in first-line adjuvant melanoma (fourth quarter 2022)
Vidutolimod Immune activator targeting TLR9		–CSCC and Merkel cell carcinoma				–Initiate Phase 2 study in melanoma and other solid tumors
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3		–Platinum-resistant ovarian cancer			–Presented positive initial data from monotherapy dose escalation portion of Phase 1/2 study in platinum-resistant ovarian cancer at ESMO Congress 2022
REGN5668(p) Bispecific antibody targeting MUC16 and CD28	–Platinum-resistant ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer				–Reported preliminary data from dose escalation portion of Phase 1/2 study in prostate cancer
REGN4336 Bispecific antibody targeting PSMA and CD3	–Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC				–Presented positive initial data from dose escalation portion of Phase 1/2 study in MET-altered advanced NSCLC at ESMO Congress 2022

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
REGN5093-M114 Bispecific antibody-drug conjugate targeting two distinct MET epitopes	–MET overexpressing advanced cancer
REGN6569 Antibody to GITR	–Solid tumors
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Odronextamab (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)(m)	–B-cell non-Hodgkin lymphoma ("B-NHL")(m) (potentially pivotal study)				–Report additional results from potentially pivotal Phase 2 study in B-NHL (second half 2022) –Submit BLA for B-NHL (second half 2023) –Initiate Phase 3 program (first half 2023)
Linvoseltamab(f) (REGN5458) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma(c)	–Multiple myeloma (potentially pivotal study)(c)			–Completed enrollment in potentially pivotal Phase 2 study in multiple myeloma	–Report results from potentially pivotal Phase 2 study in multiple myeloma (fourth quarter 2022)
REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Transplant desensitization in patients with chronic kidney disease
Pozelimab(f) (REGN3918) Antibody to C5; studied as monotherapy and in combination with cemdisiran		–CD55-deficient protein-losing enteropathy, monotherapy(c)(e) (potentially pivotal study)	–Myasthenia gravis, cemdisiran combination(k) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(k)			–Submit BLA for CD55-deficient protein-losing enteropathy, monotherapy (fourth quarter 2022)
Cemdisiran(k) siRNA therapeutic targeting C5		–Immunoglobulin A nephropathy			–Reported positive topline results from Phase 2 trial in immunoglobulin A nephropathy

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(j) TTR gene knockout using CRISPR/Cas9	–Transthyretin ("ATTR") amyloidosis(c)				–Reported positive interim data from Phase 1 trial in ATTR
REGN9933 Antibody to Factor XI	–Thrombosis
REGN7999 Antibody to TMPRSS6	–Transfusion dependent iron overload

General Medicine

REGEN-COV (casirivimab and imdevimab)(e)(i) Multi-antibody therapy to SARS-CoV-2 virus	–COVID-19 treatment of non-hospitalized patients and pre-and post-exposure prophylaxis (U.S.) –COVID-19 treatment of hospitalized patients (EU)	–Submitted additional data to the FDA from prophylaxis trial in connection with BLA

					–FDA revised EUA to exclude use in geographic regions where infection or exposure is likely due to a variant that is not susceptible to the treatment	–FDA decision on BLA for COVID-19 treatment of non-hospitalized patients and prevention –EC decision on regulatory submission for COVID-19 treatment of hospitalized patients (fourth quarter 2022)
"Next Generation" Covid Antibodies Antibodies to SARS-CoV-2 variants	–Healthy volunteers
Praluent (alirocumab) Antibody to PCSK9			–HeFH in pediatrics
Evkeeza (evinacumab)(f)(l) Antibody to ANGPTL3					–Reported that Phase 3 trial for HoFH in pediatrics (5–11 years of age) met its primary endpoint	–Submit sBLA for HoFH in pediatrics (5–11 years of age)
Garetosmab(f) (REGN2477) Antibody to Activin A			–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)
Mibavademab(f) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e) –Partial lipodystrophy

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 Events to Date	Select Upcoming Milestones
REGN5381/REGN9035 Agonist antibody to NPR1/reversal agent to REGN5381	–Reversal agent in healthy volunteers	–Heart failure
ALN-HSD(k) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")				–Reported preliminary data from Phase 1 study in NASH	–Initiate Phase 2 study in NASH (fourth quarter 2022)
ALN-APP(k) RNAi therapeutic targeting APP	–Early-onset Alzheimer’s disease

Note 1: For purposes of the table above, a program is classified in Phase 1, 2, or 3 clinical development after recruitment for the corresponding study or studies has commenced.
Note 2: We have discontinued further clinical development of fasinumab (REGN475), an antibody to NGF, which was previously being studied in osteoarthritis pain of the knee or hip in collaboration with Teva and Mitsubishi Tanabe Pharma Corporation ("MTPC"); and REGN6490, an antibody to IL-36R, which was previously being studied in palmo-plantar pustulosis.

Note 3: We have discontinued the Phase 3 study of REGN1908-1909, a multi-antibody therapy to Fel d 1, in cat allergy, due to futility.
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
(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(i) In collaboration with Roche outside the United States
(j) In collaboration with Intellia
(k) In collaboration with Alnylam
(l) In collaboration with Ultragenyx outside the United States
(m) FDA granted Fast Track designation for follicular lymphoma and diffuse large B-cell lymphoma
(n) In collaboration with Sanofi prior to July 2022. Effective July 2022, the Company is solely responsible for the research, development, and commercialization of Libtayo. Refer to "Collaboration, License, and Other Agreements" section below for further details.

(o) An FDA travel complication related to scheduling a routine clinical trial site inspection in eastern Europe has delayed the FDA's decision on the NSCLC chemotherapy combination sBLA until after the September 19, 2022 target action date.

(p) Studied in combination with ubamatamab

Additional Information - Clinical Development Programs
Aflibercept 8 mg
In September 2022, the Company announced that the primary endpoints were met in two pivotal trials investigating aflibercept 8 mg with 12- and 16-week dosing regimens in patients with DME and wet AMD. The PHOTON trial in DME and the PULSAR trial in wet AMD both demonstrated that aflibercept 8 mg 12- and 16-week dosing regimens achieved non-inferiority in vision gains compared to the EYLEA 8-week dosing regimen. Furthermore, of the patients randomized to 12- and 16-week dosing intervals, 91% and 89% of DME patients, respectively, and 79% and 77% of wet AMD patients, respectively, maintained those intervals through 48 weeks. The safety of aflibercept 8 mg was similar to EYLEA in both trials, and consistent with the known safety profile of EYLEA from previous clinical trials. The Company intends to use a priority review voucher in connection with the submission of the BLA for DME and wet AMD, which is currently planned for late 2022.
REGEN-COV (casirivimab and imdevimab)
REGEN-COV previously received an EUA for use in certain post-exposure prophylaxis settings and as a treatment for people with mild to moderate COVID-19 who are at high risk of serious consequences from COVID-19. Based on laboratory data, in January 2022, the FDA revised the EUA for REGEN-COV to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. With this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions, since Omicron-lineage variants are currently dominant across the United States. If, in the future, patients in certain geographic regions are likely to be infected or exposed to a variant that is susceptible to REGEN-COV, then the limitation on use may be revised in these areas. The FDA has notified the Company that its review of the BLA for REGEN-COV to treat COVID-19 in non-hospitalized patients and as prophylaxis in certain individuals is ongoing.
Agreements Related to COVID-19
U.S. Government
In 2020, the Company entered into an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government. The agreement, as subsequently amended, provided for payments to the Company of up to $465.9 million in the aggregate for bulk manufacturing of the drug substance, as well as fill/finish, storage, and other activities.
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
As of December 31, 2021, the Company had completed its final deliveries of drug product under the agreements described above. See "Results of Operations - Revenues" below for REGEN-COV net product sales recognized during the three and nine months ended September 30, 2021.
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
Immuno-oncology
The Company previously collaborated with Sanofi for antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). Under the terms of the Immuno-oncology License and Collaboration Agreement, the parties were co-developing and co-commercializing Libtayo. The parties shared equally, on an ongoing basis, development and commercialization expenses for Libtayo. We had principal control over the development of Libtayo and led commercialization activities in the United States, while Sanofi led commercialization activities outside of the United States. The parties shared equally in profits and losses in connection with the commercialization of Libtayo.
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
We were obligated to reimburse Sanofi for half of the development costs it funded that were attributable to clinical development of antibody product candidates under the Amended and Restated Immuno-oncology Discovery and Development Agreement from our share of profits from commercialized IO Collaboration products. Under the A&R IO LCA, the amount of development costs incurred under the IO Collaboration for which we are obligated to reimburse Sanofi was $35.0 million as of the effective date of the A&R IO LCA, and we pay Sanofi a 0.5% royalty on net product sales of Libtayo until all such development costs have been reimbursed by us.

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
Teva
We and Teva are parties to a collaboration agreement to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with MTPC. In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment. We led global development activities, including the manufacturing of fasinumab, and the parties shared development costs equally. As of September 30, 2022, we had received an aggregate $120.0 million of development milestones from Teva.
During the third quarter of 2022, we discontinued further clinical development of fasinumab.
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
In addition, during 2019, the parties entered into a Co-Commercialization Collaboration Agreement for a silencing RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination product consisting of cemdisiran and pozelimab, with us as the licensee. Under the C5 siRNA Co-Commercialization Collaboration agreement, the parties share costs equally and will split profits (if commercialized); and under the License Agreement, the licensee is responsible for its own costs and expenses. The C5 siRNA License Agreement contains a flat low double-digit royalty payable to Alnylam on potential future net sales of the combination product only subject to customary reductions, as well as up to $325.0 million in sales milestones.
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

In 2020, we expanded our existing collaboration with Intellia to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the companies to jointly develop potential products for the treatment of hemophilia A and B, with Regeneron leading development and commercialization activities. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the 2020 agreement, we made a $70.0 million up-front payment to Intellia.
BARDA
We and BARDA are parties to agreements pursuant to which HHS provided certain funding to develop, test, and manufacture a treatment for Ebola virus infection. In 2020, HHS exercised its option under an existing agreement to provide up to $344.6 million of additional funding for the manufacture and supply of Inmazeb. We expect to deliver a pre-specified number of Inmazeb treatment doses over the course of approximately six years.
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
General
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the continued success in commercializing EYLEA and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. In addition, our research and development activities and related costs which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.

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

Results of Operations
Three and Nine Months Ended September 30, 2022 and 2021
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues	$2,936.2	$3,452.8	$8,758.5	$11,120.0
Operating expenses	1,712.5	1,605.6	5,166.4	4,812.9
Income from operations	1,223.7	1,847.2	3,592.1	6,307.1
Other income (expense)	286.1	(30.6)	(58.0)	515.3
Income before income taxes	1,509.8	1,816.6	3,534.1	6,822.4
Income tax expense	194.1	184.4	392.8	976.1
Net income	$1,315.7	$1,632.2	$3,141.3	$5,846.3

Net income per share - diluted	$11.66	$14.33	$27.73	$52.29
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	$ Change	2022	2021	$ Change
Net product sales:
EYLEA - U.S.	$1,629.4	$1,473.4	$156.0	$4,768.2	$4,245.1	$523.1
Libtayo - U.S.	94.7	78.4	16.3	264.5	225.5	39.0
Libtayo - ROW	31.0	—	*	31.0	—	*
Praluent - U.S.	29.7	44.8	(15.1)	94.5	130.0	(35.5)
REGEN-COV - U.S.	—	676.7	(676.7)	—	3,530.1	(3,530.1)
Evkeeza - U.S.	13.6	6.6	7.0	33.2	9.1	24.1
Inmazeb - U.S.	3.0	—	3.0	3.0	—	3.0
ARCALYST** - U.S.	—	—	*	—	2.2	*
Collaboration revenue:
Sanofi	711.4	581.8	129.6	2,019.8	1,384.3	635.5
Bayer	332.8	365.0	(32.2)	1,075.6	1,036.9	38.7
Roche	6.4	127.1	(120.7)	230.9	361.8	(130.9)
Other collaboration revenue	—	—	—	0.4	—	0.4
Other revenue	84.2	99.0	(14.8)	237.4	195.0	42.4
Total revenues	$2,936.2	$3,452.8	$(516.6)	$8,758.5	$11,120.0	$(2,361.5)

* Percentage not meaningful
** Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States. Previously, the Company recorded net product sales of ARCALYST in the United States.
Net Product Sales
Net product sales of EYLEA in the United States increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, due to higher sales volume partly offset by an increase in sales-related deductions.
As described under "Collaboration, License, and Other Agreements - Sanofi - Immuno-oncology" above, effective July 1, 2022, the Company became solely responsible for the research, development, and commercialization of Libtayo worldwide and began recording net product sales of Libtayo outside the United States.

During the three and nine months ended September 30, 2021, we recorded net product sales of REGEN-COV in connection with our agreements with the U.S. government. As of December 31, 2021, the Company had completed its final deliveries of drug product under its agreements with the U.S. government; as a result, there were no net product sales of REGEN-COV in the United States recorded during the three and nine months ended September 30, 2022. Refer to "Agreements Related to COVID-19 - U.S. Government" section above for further details.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$551.1	$387.0	$1,463.0	$975.2
Sales-based milestone earned	—	50.0	50.0	50.0
Reimbursement for manufacturing of commercial supplies(a)	160.5	144.7	466.8	361.2
Other	(0.2)	—	28.7	—
Total Antibody	711.4	581.7	2,008.5	1,386.4
Immuno-oncology:
Regeneron's share of profits (losses) in connection with commercialization of Libtayo outside the United States	—	(3.0)	6.7	(12.6)
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	—	3.1	4.6	10.5
Total Immuno-oncology	—	0.1	11.3	(2.1)
Total Sanofi collaboration revenue	$711.4	$581.8	$2,019.8	$1,384.3

(a) Corresponding costs incurred by us in connection with such production is recorded within Cost of collaboration and contract manufacturing
Antibody
Global net product sales of Dupixent and Kevzara are recorded by Sanofi. Sanofi provides us with an estimate of our share of the profits or losses from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profits or losses is adjusted accordingly, as necessary. As described above under "Collaboration, License, and Other Agreements - Sanofi - Antibody", on July 1, 2022, an amendment to the Antibody License and Collaboration Agreement became effective, pursuant to which the percentage of Regeneron's share of profits in any calendar quarter used to reimburse Sanofi for development costs which were funded by Sanofi increased from 10% to 20%. The increase in our share of profits in connection with commercialization of antibodies during the three and nine months ended September 30, 2022, compared to the same periods in 2021, was driven by higher Dupixent profits, partly offset by a one-time payment, recorded during the third quarter of 2022, in connection with this amendment.
In addition, given the recent U.S. dollar strengthening against several foreign currencies, including the Japanese yen and the euro, the amount of the share of profits we receive in connection with commercialization of antibodies outside the United States was impacted in the third quarter of 2022.

Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Dupixent and Kevzara net product sales	$2,418.2	$1,760.7	$6,509.1	$4,658.4
Regeneron's share of collaboration profits	$686.7	$425.8	$1,700.6	$1,080.2
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(78.7)	(38.8)	(180.7)	(105.0)
One-time payment in connection with amendment to the Antibody License and Collaboration Agreement	(56.9)	—	(56.9)	—
Regeneron's share of profits in connection with commercialization of antibodies	$551.1	$387.0	$1,463.0	$975.2

Regeneron's share of collaboration profits as a percentage of Dupixent and Kevzara net product sales	23%	22%	22%	21%
During the nine months ended September 30, 2022, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion on a rolling twelve-month basis. During the three months ended September 30, 2021, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.5 billion on a rolling twelve-month basis.
Bayer Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$315.3	$351.0	$993.4	$995.3
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	17.5	14.0	60.3	41.6
One-time payment in connection with change in Japan arrangement	—	—	21.9	—
Total Bayer collaboration revenue	$332.8	$365.0	$1,075.6	$1,036.9

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
In addition, given the recent U.S. dollar strengthening against several foreign currencies, including the Japanese yen and the euro, the amount of the share of profits we receive in connection with commercialization of EYLEA outside the United States was impacted in the third quarter of 2022.

Regeneron's share of profits in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
EYLEA net product sales outside the United States	$816.9	$898.9*	$2,544.2	$2,567.7*
Regeneron's share of collaboration profit from sales outside the United States	$329.9	$365.8	$1,037.8	$1,039.9
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(14.6)	(14.8)	(44.4)	(44.6)
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$315.3	$351.0	$993.4	$995.3

Regeneron's share of profits as a percentage of EYLEA net product sales outside the United States	39%	39%	39%	39%

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
Amounts recognized in Collaboration revenue in connection with the Roche collaboration agreement are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Global gross profit payment from Roche in connection with sales of Ronapreve	$6.4	$127.1	$230.9	$361.8
Roche provides us with an estimate of its gross profits for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and the true-up of global gross profits is adjusted accordingly, as necessary.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except headcount data)	2022	2021	Change	2022	2021	Change
Research and development(a)	$911.3	$665.4	$245.9	$2,549.4	$2,122.5	$426.9
Acquired in-process research and development	—	—	—	225.1	—	225.1
Selling, general, and administrative(a)	529.1	445.0	84.1	1,455.4	1,265.3	190.1
Cost of goods sold	141.3	238.8	(97.5)	497.8	961.4	(463.6)
Cost of collaboration and contract manufacturing(b)	176.5	214.4	(37.9)	522.0	493.5	28.5
Other operating (income) expense, net	(45.7)	42.0	(87.7)	(83.3)	(29.8)	(53.5)
Total operating expenses	$1,712.5	$1,605.6	$106.9	$5,166.4	$4,812.9	$353.5

Average headcount	11,316	10,030	1,286	10,915	9,766	1,149

(a) Includes costs incurred as well as cost reimbursements from collaborators who are not deemed to be our customers
(b) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others.
Operating expenses included a total of $166.3 million and $136.9 million for the three months ended September 30, 2022 and 2021, respectively, and $493.0 million and $413.3 million for the nine months ended September 30, 2022 and 2021, respectively, of stock-based compensation expense related to equity awards granted under our long-term incentive plans.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021*	$ Change	2022	2021*	$ Change
Direct research and development expenses:
Dupixent (dupilumab)	$37.1	$34.1	$3.0	$109.3	$98.6	$10.7
Libtayo (cemiplimab)	31.3	34.6	(3.3)	107.1	112.6	(5.5)
Aflibercept	14.3	23.5	(9.2)	54.9	78.3	(23.4)
REGEN-COV	12.2	15.4	(3.2)	25.8	320.1	(294.3)
Other product candidates in clinical development and other research programs	188.8	112.9	75.9	408.4	358.8	49.6
Total direct research and development expenses	283.7	220.5	63.2	705.5	968.4	(262.9)

Indirect research and development expenses:
Payroll and benefits	291.4	241.9	49.5	860.6	711.8	148.8
Lab supplies and other research and development costs	48.1	38.3	9.8	133.4	105.1	28.3
Occupancy and other operating costs	133.6	104.1	29.5	376.1	297.8	78.3
Total indirect research and development expenses	473.1	384.3	88.8	1,370.1	1,114.7	255.4

Clinical manufacturing costs	216.7	163.5	53.2	684.6	450.9	233.7

Reimbursement of research and development expenses by collaborators	(62.2)	(102.9)	40.7	(210.8)	(411.5)	200.7

Total research and development expenses	$911.3	$665.4	$245.9	$2,549.4	$2,122.5	$426.9

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Total research and development expenses increased during the three months ended September 30, 2022 partially due to the impact of the amendments to the Sanofi collaboration agreements described under the "Collaboration, License, and Other Agreements" section above, including Sanofi no longer reimbursing us for 50% of Libtayo development costs incurred.
Reimbursement of research and development expenses by collaborators included $10.5 million and $138.3 million of reimbursements from Roche related to REGEN-COV for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, reimbursements from Roche related to REGEN-COV were not material.
Research and development expenses included stock-based compensation expense of $93.7 million and $73.1 million for the three months ended September 30, 2022 and 2021, respectively, and $275.8 million and $213.7 million for the nine months ended September 30, 2022 and 2021, respectively.
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

Acquired In-process Research and Development ("IPR&D")
Acquired IPR&D for the nine months ended September 30, 2022 included a $195.0 million charge related to the Company's second quarter 2022 acquisition of Checkmate. Additionally, Acquired IPR&D for the nine months ended September 30, 2022 included a $20.0 million opt-in payment in connection with a product candidate under our collaboration agreement with Adicet Bio, Inc.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to higher headcount and headcount-related costs and an increase in commercialization-related expenses for Libtayo. The increase in Selling, general, and administrative expenses for the nine months ended September 30, 2022 was also due to higher commercialization-related expenses for EYLEA, partly offset by costs in 2021 for educational campaigns related to COVID-19 that did not recur during 2022. Selling, general, and administrative expenses also included stock-based compensation expense of $59.8 million and $48.7 million for the three months ended September 30, 2022 and 2021, respectively, and $178.0 million and $149.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Cost of Goods Sold
Cost of goods sold decreased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to the Company not recognizing any REGEN-COV net product sales in the United States during 2022. In addition, Cost of goods sold also decreased for the three and nine months ended September 30, 2022 since effective July 1, 2022, as a result of the A&R IO LCA described above, we are no longer obligated to pay Sanofi for their share of Libtayo U.S. gross profits. During the six months ended June 30, 2022, Cost of goods sold included $70.1 million related to Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits.
Cost of goods sold for the nine months ended September 30, 2022 also decreased, compared to the same period in 2021, due to lower inventory write-offs and reserves ($101.3 million for the nine months ended September 30, 2022 compared to $188.0 million for the nine months ended September 30, 2021) primarily related to REGEN-COV.
Other Operating (Income) Expense
Other operating (income) expense, net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with our Sanofi IO, Teva, and MTPC collaborative arrangements.
During the three months ended September 30, 2022, the Company discontinued further clinical development of fasinumab and, as a result, recorded $44.4 million (as an increase to other operating income) related to our Teva and MTPC collaborative arrangements as we deemed our obligation to provide development services in connection with these collaborative arrangements to be complete.
As the A&R IO LCA became effective July 1, 2022 (as further described under "Collaboration, License, and Other Agreements - Sanofi - Immuno-oncology" above), the three months ended June 30, 2022 was the last period in which such amounts were recognized in connection with our Sanofi immuno-oncology collaborative arrangement. During the three months ended September 30, 2021, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the Sanofi IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $66.9 million as a reduction to other operating income.
Other Income (Expense)
Other income (expense) for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily impacted by the recognition of net unrealized gains on equity securities of $254.3 million and net unrealized losses of $120.6 million for the three and nine months ended September 30, 2022, respectively, compared to $29.1 million of net unrealized losses and $523.8 million of net unrealized gains for the three and nine months ended September 30, 2021, respectively.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except effective tax rate)	2022	2021	2022	2021
Income tax expense	$194.1	$184.4	$392.8	$976.1
Effective tax rate	12.9%	10.2%	11.1%	14.3%
The effective tax rate for the three months ended September 30, 2022, compared to the same period in 2021, included a lower benefit from stock-based compensation and a higher benefit from the proportion of income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate (mainly due to no sales of REGEN-COV in the United States during 2022).
The effective tax rate for the nine months ended September 30, 2022, compared to the same period in 2021, included a favorable benefit from the proportion of income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate (including the impact from REGEN-COV income in 2021 described above), and, to a lesser extent, stock-based compensation.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,	December 31,
(In millions)	2022	2021		$ Change
Financial assets:
Cash and cash equivalents	$3,491.3	$2,885.6		$605.7
Marketable securities - current	3,530.4	2,809.1		721.3
Marketable securities - noncurrent	5,968.6	6,838.0		(869.4)
	$12,990.3	$12,532.7		$457.6

Borrowings and finance lease liabilities:
Long-term debt	$1,981.1	$1,980.0		$1.1
Finance lease liabilities	$720.0	$719.7	*	$0.3

Working capital:
Current assets	$15,428.6	$14,014.9		$1,413.7
Current liabilities	2,879.2	3,932.5	*	(1,053.3)
	$12,549.4	$10,082.4		$2,467.0

* The $719.7 million related to finance lease liabilities was classified within current liabilities as of December 31, 2021. See "Tarrytown, New York Leases" section below for details.
As of September 30, 2022, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
(In millions)	2022	2021	$ Change
Cash flows provided by operating activities	$3,295.0	$4,708.8	$(1,413.8)
Cash flows used in investing activities	$(1,926.9)	$(3,372.0)	$1,445.1
Cash flows used in financing activities	$(761.4)	$(99.2)	$(662.2)

Cash Flows from Operating Activities
As of September 30, 2022, Accounts receivable had decreased by $488.2 million, compared to December 31, 2021, driven by the Company's collection of amounts due from the U.S. government in connection with REGEN-COV sales in the fourth quarter of 2021. As of September 30, 2022, deferred tax assets increased by $466.7 million, compared to December 31, 2021, primarily related to the impact of the Tax Cuts and Jobs Act of 2017, which requires, for tax purposes, the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021.
Cash Flows from Investing Activities
Capital expenditures during the nine months ended September 30, 2022 included costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the ongoing construction of a fill/finish facility and related equipment) and Limerick, Ireland, as well costs incurred in connection with our expansion of the Tarrytown, New York campus. We expect to incur capital expenditures of $580 million to $615 million for the full year of 2022 primarily in connection with the continued expansion of our manufacturing facilities (including the fill/finish facility) and the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York campus.
Payments for Libtayo intangible asset of $926.8 million during the nine months ended September 30, 2022 were related to our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide (as described in "Collaboration, License, and Other Agreements - Sanofi - Immuno-oncology" above).
Asset acquisition, net of cash acquired, of $230.3 million during the nine months ended September 30, 2022 was related to our second quarter 2022 acquisition of Checkmate.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $1.147 billion during the nine months ended September 30, 2022, compared to $1.130 billion during the nine months ended September 30, 2021. For information related to repurchases of Common Stock, see the "Share Repurchase Program" section below.
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
During the nine months ended September 30, 2022, we repurchased 2,721,305 shares of our Common Stock under the program and recorded the cost of the shares, or $1.659 billion, as Treasury Stock. As of September 30, 2022, $1.186 billion remained available for share repurchases under the program.
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
The Restated Lease is classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Restated Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in our credit facility. The Company was in compliance with all such covenants as of September 30, 2022.
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed February 7, 2022). There have been no material changes to critical accounting estimates during the nine months ended September 30, 2022.
Future Impact of Recently Issued Accounting Standards
As of September 30, 2022, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed February 7, 2022). There have been no material changes to our market risks or to our management of such risks as of September 30, 2022.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in Note 14 to our Condensed Consolidated Financial Statements included in this report.
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
•We face risks related to the development, manufacturing, and potential future commercialization of REGEN-COV and "next generation" monoclonal antibodies targeting SARS-CoV-2.
Commercialization Risks
•We are substantially dependent on the success of EYLEA and Dupixent.
•Sales of our products are dependent on the availability and extent of reimbursement from third-party payors, including private payors and government programs such as Medicare and Medicaid, which could change due to various factors such as drug price control measures that have been or may be enacted or introduced in the United States by various federal and state authorities.
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
•Our business activities have been, and may in the future be, challenged under U.S. federal or state and foreign healthcare laws, which may subject us to civil or criminal proceedings, investigations, or penalties.
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
We face risks related to the development, manufacturing, and potential future commercialization of REGEN-COV and "next generation" monoclonal antibodies targeting SARS-CoV-2.
In response to the COVID-19 pandemic, we developed REGEN-COV (known as Ronapreve in countries outside the United States), a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus. REGEN-COV received an EUA from the FDA in November 2020 for the treatment of mild to moderate COVID-19 in certain patients. However, based on laboratory data that showed markedly decreased binding to the Omicron spike protein, REGEN-COV is highly unlikely to be active against the Omicron-lineage variants. In January 2022, the FDA revised the EUA to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. With this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions, since Omicron-lineage variants are currently dominant across the United States. In light of these developments, we cannot predict whether (if at all) or to what extent REGEN-COV may be reauthorized or approved for use by the FDA in the future. In July 2022, the FDA notified us that its review of the BLA for REGEN-COV to treat COVID-19 in non-hospitalized patients and as prophylaxis in certain individuals is ongoing; it is possible that approval of this BLA may be further delayed or not granted at all.
In addition to our REGEN-COV program, we are progressing "next generation" monoclonal antibodies targeting SARS-CoV-2 (together with REGEN-COV referred to below as "our COVID-19 monoclonal antibodies"). There can be no assurance as to the timing or success of any studies evaluating "next generation" antibodies and whether any of such antibodies will retain activity against present or future variants of concern.

We also face risks related to our significant investment in the development, supply, allocation, distribution, pricing, and potential future commercialization of our COVID-19 monoclonal antibodies. We have committed and may continue to commit significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of our COVID-19 monoclonal antibodies, which involves a complex manufacturing process that is both resource- and time-sensitive. For example, the impact of prioritizing certain manufacturing-related resources for our COVID-19 monoclonal antibodies includes, among other things, drawing down inventory safety stock levels for certain of our other products (including Dupixent and EYLEA). Depending on the demand for our products (including any future demand for our COVID-19 monoclonal antibodies), our ability to re-establish successfully our customary manufacturing cadence, and other relevant factors, we may not be able to replenish our inventory safety stock to the levels we deem prudent or supply our products and product candidates in sufficient quantities to satisfy our commercial and development needs. We expect our investment in the development and manufacture of our COVID-19 monoclonal antibodies to continue through 2022 and potentially beyond, although the magnitude of our investment will be subject to clinical data results, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes. If we are unable to obtain a new EUA for any of our "next generation" monoclonal antibodies, or obtain regulatory approvals for any of the foregoing, or if we make a strategic decision to discontinue development of, or not commercialize, our COVID-19 monoclonal antibodies or are otherwise not successful in their commercialization, we may be unable to recoup our significant expenses incurred to date and/or in the future related to the development and production of our COVID-19 monoclonal antibodies. While we previously recognized significant revenues in connection with sales of REGEN-COV, the degree to which future sales of our COVID-19 monoclonal antibodies will continue to impact our results of operations is highly uncertain.
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA and Dupixent.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the nine months ended September 30, 2022 and 2021, EYLEA net sales in the United States represented 54% and 38% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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
•sufficient coverage of, and reimbursement for, our marketed products by third-party payors, including Medicare and Medicaid in the United States and other government and private payors in the United States and foreign jurisdictions, as well as U.S. and foreign payor restrictions on eligible patient populations and the reimbursement process (including drug price control measures that have been or may be enacted or introduced in the United States by various federal and state authorities);

•our ability and our collaborators' ability to maintain sales of our marketed products in the face of competitive products and to differentiate our marketed products from competitive products, including as applicable product candidates currently in clinical development (such as aflibercept 8 mg); and, in the case of EYLEA, the existing and potential new branded and biosimilar competition for EYLEA (discussed further under "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" below) and the willingness of retinal specialists and patients to start or continue treatment with EYLEA or to switch from another product to EYLEA;
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
•the outcome of the pending proceedings relating to EYLEA, Dupixent, Praluent, and REGEN-COV (described further in Note 14 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
•the outcome of the pending government proceedings and investigations and other matters described in Note 14 to our Condensed Consolidated Financial Statements included in this report (including the civil complaint filed against us on June 24, 2020 in the U.S. District Court for the District of Massachusetts by the U.S. Attorney's Office for the District of Massachusetts); and
•the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation and policies (in addition to those already in effect) designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. Notably, the U.S. Congress recently passed the Inflation Reduction Act (the "IRA"), which includes measures allowing the government to negotiate prices of certain prescription drugs under Medicare (including those covered under Medicare Part B, such as EYLEA and, potentially in the future, aflibercept 8 mg) and measures redesigning the Medicare Part D benefit to limit patient out-of-pocket drug costs and shift liabilities among stakeholders, including manufacturers. While enacted into law, it is unclear how the provisions of the IRA will be implemented and the extent to which the policy changes will ultimately impact reimbursement levels of our marketed products covered under Medicare Part B (such as EYLEA) or our product candidates that may in the future be covered under Medicare Part B (such as aflibercept 8 mg). At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the legislation, proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.

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
EYLEA faces and, if approved, aflibercept 8 mg will face, significant competition in the marketplace. For example, EYLEA competes in one or more of its approved indications with other VEGF inhibitors, including Novartis and Genentech/Roche's Lucentis® (ranibizumab), Novartis' Beovu® (brolucizumab), and Genentech/Roche's Susvimo® (ranibizumab ocular implant) and Vabysmo® (faricimab-svoa), as well as biosimilar versions of Lucentis commercialized in the United States by Biogen Inc. and Coherus BioSciences, Inc. Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME and RVO, EYLEA also competes with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye. If approved, we expect that aflibercept 8 mg will be entering a highly competitive environment; and our success in potentially commercializing aflibercept 8 mg will depend on a number of factors, including the extent to which we and our collaborators are able to differentiate aflibercept 8 mg from competitive products and the applicability of any restrictions imposed by payors at the time, such as step therapy.
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
While we have established our own sales and marketing organization for EYLEA in the United States for its currently approved indications, we have no sales, marketing, commercial, or distribution capabilities for EYLEA outside the United States. Under the terms of our license and collaboration agreement with Bayer (which is terminable by Bayer at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination), we rely on Bayer (and, in Japan, Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate) for sales, marketing, and distribution of EYLEA (and, if approved, will rely on Bayer for such activities relating to aflibercept 8 mg) in countries outside the United States.
In addition, under the terms of our Antibody Collaboration, we and Sanofi co-commercialize Dupixent in the United States and, as further discussed below, certain jurisdictions outside the United States. As a result, we rely in part on Sanofi's sales and marketing organization for Dupixent. If we and Sanofi fail to coordinate our sales and marketing efforts effectively, sales of Dupixent may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent in countries outside the United States. While we exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States and have commenced this co-commercialization in some of these jurisdictions, we will continue to rely in part on Sanofi's sales and marketing organization in such jurisdictions and there can be no assurance that we will be able to successfully conduct such co-commercialization in the expected time frame or at all.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable, which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the nine months ended September 30, 2022 and 2021, our gross product sales of such products to two customers accounted on a combined basis for 85% and 53% of our total gross product revenue, respectively. We expect significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have a fully established organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish some or all of these capabilities outside the United States for any product we decide to independently commercialize or co-commercialize outside the United States. For example, following the exercise of our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we have begun establishing certain commercial capabilities for Dupixent in such jurisdictions. In addition, we and Sanofi recently amended the IO Collaboration to transfer the rights to develop, commercialize, and manufacture Libtayo exclusively to our Company, on a worldwide basis, over the course of a defined transition period, and we will need to establish commercial, development, and manufacturing capabilities for Libtayo in many jurisdictions outside the United States. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Collaboration, License, and Other Agreements - Sanofi." There may be other circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.
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
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug we intend to sell. Obtaining FDA approval for a new drug or indication is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. Additionally, the FDA may determine that a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval.
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
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. The FDA's goal for a standard review is to review the application within a 10-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity ("NME") New Drug Application ("NDA") and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within six months of the filing date. However, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending, and may be delayed for reasons beyond our control. For example, an FDA travel complication related to scheduling a routine clinical trial site inspection in eastern Europe has delayed the FDA's decision on the sBLA for the combination treatment of Libtayo with chemotherapy in NSCLC until after the original target action date. Even if any of our applications receives a priority review designation, we may not ultimately be able to obtain approval of our application within a time frame consistent with the FDA's stated review goals or at all, and such designation may not actually lead to a faster development or regulatory review or approval process. Procedures that are equivalent in scope, but which can vary widely in application, apply in foreign countries.
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
In addition to the standard drug approval process, the Secretary of HHS may authorize the issuance of, and the FDA Commissioner may issue, an EUA to allow an unapproved medical product to be used in an emergency based on criteria established by the Food, Drug, and Cosmetic Act, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. An EUA terminates when the emergency determination underlying the EUA terminates. The FDA may also revoke, revise, or restrict an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization or the medical product is no longer effective in diagnosing, treating, or preventing the underlying health emergency. For example, in January 2022, the FDA revised the EUA previously granted for REGEN-COV to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. With this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions, since Omicron-lineage variants are currently dominant across the United States. Any such termination, revocation, or revision of an EUA could adversely impact our business in a variety of ways, including by having to absorb related manufacturing and overhead costs as well as potential inventory write-offs if regulatory approval is not obtained timely or at all. For example, during the fourth quarter of 2021, we recorded a charge of $231.7 million to write down REGEN-COV inventory.
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
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our Company, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness and/or safety concerns, and clinical trials evaluating our product candidates have failed to meet the relevant endpoints. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and analogous foreign regulatory authorities may deem the results insufficient for an approval.
Many of our clinical trials are conducted under the oversight of Independent Data Monitoring Committees ("IDMCs"). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results. For example, we previously discontinued actively treating patients with fasinumab (which at such time only involved dosing in an optional second-year extension phase of one trial) following a recommendation from the responsible IDMC that the program be terminated based on available evidence to date; and we later discontinued further clinical development of fasinumab. The recommended termination or material modification of any of our ongoing late-stage clinical trials by an IDMC could negatively impact the future development of our product candidate(s), and our business, prospects, operating results, and financial condition may be materially harmed.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. In addition, other parties may allege that our drug-delivery devices infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 14 to our Condensed Consolidated Financial Statements. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. For example, certain of our U.S. patents (including those pertaining to our key products, such as EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination, as described in Note 14 to our Condensed Consolidated Financial Statements included in this report. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Such opposition proceedings are increasingly common in Europe and are costly to defend. For example, our European Patent No. 2,264,163 (which concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse) is the subject of opposition proceedings in the European Patent Office (the "EPO") (currently pending before its Boards of Appeal). In addition, on October 26 and October 27, 2021, anonymous parties initiated opposition proceedings in the EPO against our European Patent No. 2,944,306 (which concerns pre-filled syringes comprising ophthalmic formulations containing VEGF antagonists such as aflibercept for intravitreal administration), as described in Note 14 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions or our ability to obtain, maintain, and enforce our intellectual property rights. Any such changes could also affect the value of our intellectual property or narrow the scope of our patents. For example, the World Trade Organization ("WTO") is currently considering an extension of a recently adopted waiver of certain intellectual property rights under the WTO Agreement on Trade-Related Aspects of Intellectual Property Rights for COVID-19 vaccines to include therapeutics. The timing of a decision on whether or not to extend the waiver is unknown. We cannot be certain that our intellectual property rights related to our COVID-19 monoclonal antibodies or any other current or future product or product candidate or technology would not be eliminated, narrowed, or weakened by any such extension or other rulemaking.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent, as described in Note 14 to our Condensed Consolidated Financial Statements. In addition, we are currently party to patent infringement and other proceedings relating to EYLEA and REGEN-COV, as described in Note 14 to our Condensed Consolidated Financial Statements.
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
We seek to obtain licenses to patents when, in our judgment, such licenses are needed or advisable. For example, in 2018, we and Sanofi entered into a license agreement with Bristol-Myers Squibb, E. R. Squibb & Sons, and Ono Pharmaceutical to obtain a license under certain patents owned and/or exclusively licensed by one or more of these parties that includes the right to develop and sell Libtayo. If any licenses are required, we may not be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain any such license could prevent us from developing or commercializing any one or more of our products or product candidates, which could severely harm our business.

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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. We are aware of several companies developing biosimilar versions of EYLEA, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) extends through May 17, 2024 following the recently announced pediatric exclusivity granted by the FDA. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development." The loss of market exclusivity for a product (such as EYLEA) would likely materially and negatively affect revenues from product sales of that product and thus our financial results and condition.
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
Our ability to continue to manufacture products in our Rensselaer, New York and Limerick, Ireland facilities and at additional facilities (if any) in the future (including our ability to conduct any fill/finish activities in the future), the ability of our collaborators to manufacture products at their facilities, and our ability to utilize other third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 14 to our Condensed Consolidated Financial Statements. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
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
Our business activities have been, and may in the future be, challenged under U.S. federal or state and foreign healthcare laws, which may subject us to civil or criminal proceedings, investigations, or penalties.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment for individuals and the curtailment or restructuring of operations. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 14 to our Condensed Consolidated Financial Statements included in this report, we are party to civil litigation initiated in June 2020 by the U.S. Attorney's Office for the District of Massachusetts concerning our support of a 501(c)(3) organization that provides financial assistance to patients; and we are cooperating with pending government investigations concerning certain other business activities. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion in any such proceedings or investigations could harm our business, prospects, operating results, and financial condition.
As part of the PPACA, the federal government requires that pharmaceutical manufacturers record any "transfers of value" made to U.S. licensed physicians and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members. Information provided by companies is aggregated and posted annually on an "Open Payments" website, which is managed by CMS, the agency responsible for implementing these disclosure requirements. Beginning in 2022, applicable manufacturers also are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives. We also have similar reporting obligations in other countries based on laws, regulations, and/or industry trade association requirements.
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
In addition, the final regulation issued by HRSA regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities has affected our obligations and potential liability under the 340B program. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our financial results. Moreover, under a final regulation effective January 13, 2021, HRSA established an ADR process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
We have operations and conduct business in several countries outside the United States and we plan to expand these activities. For example, as discussed above, we recently commenced co-commercialization activities under the Antibody Collaboration related to Dupixent in certain jurisdictions outside the United States and we will need to establish commercial capabilities related to Libtayo outside the United States following the amendment to the IO Collaboration. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, and many of these risks will increase as we expand our activities in such jurisdictions. These risks include:
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
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. The Internal Revenue Service or other domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns (see also Note 14 of the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021). Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). For example, the IRA has created a new corporate alternative minimum tax of 15% on adjusted financial statement income that applies to certain corporations for tax years beginning after December 31, 2022. Further specifics of this legislation will be outlined in Treasury regulations and any impact to the Company will depend on a number of factors, including any offsets for foreign tax credits or general business credits. The IRA also created an excise tax of 1% of the value of certain stock repurchases after December 31, 2022 that generally applies to publicly traded domestic corporations. We are in the process of evaluating the potential impact of these alternative minimum and excise tax provisions of the IRA. Other changes to U.S. tax laws and/or recommendations from the Organization for Economic Co-operation and Development (the "OECD") regarding a global minimum tax and other changes being considered and/or implemented in countries where we operate could materially impact our tax provision, cash tax liability, and effective tax rate. In addition, recommendations by the OECD and the EU could require companies to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny. Even though we regularly assess the information provided to tax authorities in determining the appropriateness of our tax reserves, such tax authorities could take a position that is contrary to our expectations, and the result could adversely affect our provision for income tax and our current rate.
We face risks related to the personal data we collect, process, and share.
Our ability to conduct our business is significantly dependent on the data that we collect, process, and share in discovering, developing, and commercializing drug products. These data are often considered personal data and are therefore regulated by data privacy laws in applicable jurisdictions.
Our activities outside the U.S., including clinical trial programs and research collaborations (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource), implicate non-U.S. data protection laws, including the EU's General Data Protection Regulations ("GDPR"). The GDPR has a wide range of compliance obligations, including increased transparency requirements and data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher)). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. In June 2021, the European Commission introduced new standard contractual clauses required to be incorporated into certain new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside the EU. Compliance with these requirements has been and is expected to continue to be costly and time consuming.
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
We rely heavily on Bayer with respect to the commercialization of EYLEA outside the United States (and, if approved, will rely on Bayer with respect to any potential future commercialization of aflibercept 8 mg outside the United States, including the activities discussed below). Bayer is responsible for obtaining and maintaining regulatory approval outside the United States, as well as providing all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to commercialize EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek another collaboration that might not be available on favorable terms or at all, and could cause significant issues for the commercialization of EYLEA outside the United States and result in substantial additional costs and/or lower revenues to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA and, if approved, any potential future commercialization of aflibercept 8 mg outside the United States.
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
If we or our suppliers and/or service providers fail to maintain or protect our information technology systems and data security effectively and in compliance with U.S. and foreign laws, or fail to anticipate, plan for, or manage significant disruptions to these systems, we or our suppliers and/or service providers could have difficulty preventing, detecting, or controlling such disruptions or security breaches, which could result in legal proceedings, liability under U.S. and foreign laws that protect the privacy of personal information, disruptions to our operations, government investigations, breach of contract claims, and damage to our reputation (in each case in the U.S. or globally), which could have a material adverse effect on our business, prospects, operating results, and financial condition.

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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of September 30, 2022, we had an aggregate of $2.701 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of September 30, 2022, we had $3.491 billion in cash and cash equivalents and $9.499 billion in marketable securities (including $1.129 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our business, operating results, and financial condition.
We are subject to risks related to uncertainty regarding the London Interbank Offered Rate ("LIBOR"), which is in the process of being phased out. The publication of U.S. dollar LIBOR for certain tenors and all non-U.S. dollar LIBOR tenors ceased after December 31, 2021 (other than certain sterling and Japanese yen settings being published on a synthetic temporary basis). Banks reporting information used to set U.S. dollar LIBOR for all other tenors are currently expected to stop doing so after June 30, 2023, although the LIBOR administrator may discontinue or modify LIBOR prior to that date. In 2021, the U.S. Federal Reserve Board and certain other regulatory bodies issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. Although regulators in various jurisdictions have been working to replace LIBOR and have encouraged the development and adoption of alternative reference rates, such as SOFR, there continues to be uncertainty regarding the nature of potential changes to and future utilization of specific LIBOR tenors, the development and acceptance of alternative reference rates, and other reforms. We cannot predict the consequences and timing of these developments or other market or regulatory changes related to the phase-out of LIBOR. A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our outstanding variable-rate indebtedness (if any), as well as floating-rate debt securities in our investment portfolio. For example, if a published U.S. dollar LIBOR is unavailable or no longer representative, interest for borrowings (if any) with an interest rate based on LIBOR under our revolving credit facility will be determined using various alternative methods, any of which may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt prior to any LIBOR phase-out.

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
•if any of our product candidates (such as aflibercept 8 mg) or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;
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
•impact of the COVID-19 pandemic on our business, including any potential future sales of our COVID-19 monoclonal antibodies;
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2022, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.8% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2022. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $1.186 billion remained available as of September 30, 2022). There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2022, holders of Class A Stock held 14.5% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2022:
•our current executive officers and directors beneficially owned 7.0% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2022, and 18.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2022; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.8% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2022. In addition, these five shareholders plus our Chief Executive Officer held approximately 46.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase program, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended September 30, 2022. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
7/1/2022–7/31/2022	665,954		$594.77	665,896		$1,703.4
8/1/2022–8/31/2022	542,794		$612.03	542,794		$1,371.2
9/1/2022–9/30/2022	287,913		$648.60	285,327		$1,186.3
Total	1,496,661	(a)		1,494,017	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1	Modification No. 02 to Base Agreement, dated as of August 2, 2022, by and between Regeneron Pharmaceuticals, Inc. (the "Registrant") and Advanced Technology International.
10.2*	Modification No. 03 to Project Agreement, dated as of May 21, 2021, by and between the Registrant and Advanced Technology International.
10.3	Modification No. 04 to Project Agreement, dated as of July 12, 2021, by and between the Registrant and Advanced Technology International.
10.4*	Modification No. 06 to Project Agreement, dated as of July 12, 2022, by and between the Registrant and Advanced Technology International.
10.5*	Modification P00001 to Supply Agreement, dated as of March 9, 2021, by and between the Registrant and the U.S. Army Contracting Command, New Jersey.
10.6*	Modification P00002 to Supply Agreement, dated as of June 17, 2021, by and between the Registrant and the U.S. Army Contracting Command, New Jersey.
10.7	Modification P00003 to Supply Agreement, dated as of July 8, 2021, by and between the Registrant and the U.S. Army Contracting Command, New Jersey.
10.8*	Modification P00007 to Supply Agreement, dated as of July 29, 2022, by and between the Registrant and the U.S. Army Contracting Command, New Jersey.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	November 3, 2022	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)