Form 10-K
period 2022-12-31
REGENERON PHARMACEUTICALS, INC.
filed 2023-02-06
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-19034
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $62.0 billion, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2022, the last trading day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has assumed that all of its directors and executive officers, and no other persons, are its affiliates. This determination of affiliate status is not necessarily a determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock as of January 26, 2023:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,818,146
Common Stock, $.001 par value	107,507,386

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 96 to 101 of this filing.

REGENERON PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

"Altibodies™," "ARCALYST®," "Evkeeza®," "EYLEA®," "Inmazeb®," "Libtayo®," "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "RGC™," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I
Item 1. Business
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on Regeneron's business and its employees, collaborators, and suppliers and other third parties on which Regeneron relies, Regeneron's and its collaborators’ ability to continue to conduct research and clinical programs, Regeneron's ability to manage its supply chain, net product sales of products marketed or otherwise commercialized by Regeneron and/or its collaborators or licensees (collectively, "Regeneron’s Products"), and the global economy; the nature, timing, and possible success and therapeutic applications of Regeneron's Products and product candidates being developed by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Evkeeza® (evinacumab), aflibercept 8 mg, pozelimab, odronextamab, itepekimab, fianlimab, garetosmab, linvoseltamab, REGN5713-5714-5715, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation those listed above; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products, research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron's Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer (or their respective affiliated companies, as applicable), to be cancelled or terminated; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings described further in Note 16 to our Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 16 to our Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part I, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.

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
Selected financial information is summarized as follows:

	Year Ended December 31,
(In millions, except per share data)	2022	2021	2020
Revenues	$12,172.9	$16,071.7	$8,497.1
Net income	$4,338.4	$8,075.3	$3,513.2
Net income per share - diluted	$38.22	$71.97	$30.52
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
Products
Products that have received marketing approval are summarized in the table below.

Product	Disease	Territory
		U.S.	EU	Japan	ROW(e)
EYLEA (aflibercept) Injection(a)	Neovascular age-related macular degeneration ("wet AMD")	✓	✓	✓	✓
	Diabetic macular edema ("DME")	✓	✓	✓	✓

Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")
		✓	✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	Diabetic retinopathy ("DR")	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")		✓	✓
Dupixent (dupilumab) Injection(b)	Atopic dermatitis (in adults and adolescents)	✓	✓	✓	✓
	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	Atopic dermatitis (in pediatrics 6 months–5 years of age)	✓			✓
	Asthma (in adults and adolescents)	✓	✓	✓	✓
	Asthma (in pediatrics 6–11 years of age)	✓	✓		✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan	ROW(e)
Dupixent (dupilumab) Injection(b) (continued)	Eosinophilic esophagitis ("EoE") (in adults and adolescents)	✓	✓		✓
	Prurigo nodularis	✓	✓		✓
Libtayo (cemiplimab) Injection(c)	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓		✓
	Metastatic or locally advanced first-line NSCLC (in combination with chemotherapy)	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓		✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
	Metastatic or recurrent second-line cervical cancer		✓	✓	✓
Praluent (alirocumab) Injection(d)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓		✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
REGEN-COV®(f)	COVID-19		✓	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓	✓
Evkeeza (evinacumab) Injection(g)	HoFH (in adults and adolescents)	✓	✓		✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(h)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(i)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

Note: Refer to table below (net product sales of Regeneron-discovered products) for information regarding whether net product sales for a particular product are recorded by us or others. In addition, unless otherwise noted, products in the table above are generally approved for use in adults in the above-referenced diseases.

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
(f) Known as REGEN-COV in the United States and Ronapreve™ in other countries.
(g) The Company is solely responsible for the development and commercialization of Evkeeza in the United States. In January 2022, the Company entered into a license and collaboration agreement for Ultragenyx to develop and commercialize Evkeeza outside of the United States.

(h) Kiniksa is solely responsible for the development and commercialization of ARCALYST.
(i) Sanofi is solely responsible for the development and commercialization of ZALTRAP.
Net product sales of Regeneron-discovered products consist of the following:

	Year Ended December 31,
	2022			2021				2020
(In millions)	U.S.	ROW	Total	U.S.	ROW		Total	U.S.	ROW		Total
EYLEA(a)	$6,264.6	$3,382.8	$9,647.4	$5,792.3	$3,450.9	*	$9,243.2	$4,947.2	$2,820.7	*	$7,767.9
Dupixent(b)	$6,668.0	$2,013.2	$8,681.2	$4,713.0	$1,485.3		$6,198.3	$3,226.2	$818.6		$4,044.8
Libtayo(c)	$374.5	$203.5	$578.0	$306.3	$151.9		$458.2	$270.7	$77.5		$348.2
Praluent(d)	$130.0	$337.4	$467.4	$170.0	$251.1		$421.1	$186.0	$172.8		$358.8
REGEN-COV(e)	$—	$1,769.6	$1,769.6	$5,828.0	$1,745.9		$7,573.9	$185.7	$—		$185.7
Kevzara(b)	$199.7	$158.3	$358.0	$161.9	$176.1		$338.0	$141.6	$128.3		$269.9
Other products(f)	$56.1	$69.1	$125.2	$25.9	$86.4		$112.3	$18.9	$97.9		$116.8

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
(c) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. The parties equally shared profits/losses in connection with global sales of Libtayo. Effective July 1, 2022, the Company began recording net product sales of Libtayo outside the United States and pays Sanofi a royalty on global sales. Refer to "Collaboration, License, and Other Agreements" section below for further details. Included in this line item is approximately $34 million of net product sales recorded by Sanofi in the second half of 2022 in connection with sales in certain markets (Sanofi will record net product sales in such markets during a transition period until inventory on hand as of July 1, 2022 is sold through to the end customers).

(d) Effective April 1, 2020, Regeneron records net product sales of Praluent in the United States. Also effective April 1, 2020, Sanofi records net product sales of Praluent outside the United States and pays the Company a royalty on such sales. Previously, Sanofi recorded global net product sales of Praluent and the Company recorded its share of profits/losses in connection with such sales.

(e) Regeneron records net product sales of REGEN-COV in the United States and Roche records net product sales of Ronapreve outside the United States. The parties share gross profits from global sales of REGEN-COV and Ronapreve based on a pre-specified formula.

(f) Included in this line item are products which are sold by the Company and others. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Revenues" for a complete listing of net product sales recorded by the Company. Not included in this line item are net product sales of ARCALYST subsequent to the first quarter of 2021, which are recorded by Kiniksa.

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

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 and 2023 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA (aflibercept)(a)			–ROP(c)	–ROP (U.S.)
–Granted pediatric exclusivity by U.S. Food and Drug Administration ("FDA") in connection with ROP study, extending period of EYLEA U.S. market exclusivity by six months through May 17, 2024

–Approved by European Commission ("EC") for ROP

–Approved by Ministry of Health, Labour and Welfare ("MHLW") for ROP in Japan

–Withdrew supplemental Biologics License Application ("sBLA") for every-16-weeks dosing regimen in patients with DR
–FDA decision on sBLA for ROP (target action date of February 11, 2023)
Aflibercept 8 mg(a)	–Wet AMD –DME	–Wet AMD and DME (U.S.)	–Reported that Phase 3 trials in wet AMD and DME met their primary endpoints	–FDA decision on BLA for wet AMD and DME (third quarter 2023)

–Submit regulatory application in the EU for wet AMD and DME (first quarter 2023)

–Report two-year data from Phase 3 studies in wet AMD and DME (third quarter 2023)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 and 2023 Events to Date	Select Upcoming Milestones

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit
–EoE in pediatrics(c)

–Chronic obstructive pulmonary disease ("COPD")

–Bullous pemphigoid (Phase 2/3)(c)

–Chronic spontaneous urticaria ("CSU")

–Chronic inducible urticaria - cold

–Chronic rhinosinusitis without nasal polyposis

–Allergic fungal rhinosinusitis

–Chronic pruritus of unknown origin
–Atopic dermatitis in pediatrics (6 months–5 years of age) (EU) and in pediatrics and adolescents (6 months–14 years of age (Japan) –Prurigo nodularis (Japan) –CSU in adults and adolescents (U.S.)
–Approved by FDA for atopic dermatitis in pediatrics (6 months–5 years of age)

–European Medicines Agency's ("EMA") Committee for Medicinal Products for Human Use ("CHMP") adopted positive opinion for atopic dermatitis in pediatrics (6 months–5 years of age)

–Approved by EC for severe asthma in pediatrics (6–11 years of age)

–Approved by FDA and EC for EoE in adults and adolescents

–Reported that Phase 3 trial in EoE in pediatrics (1–11 years of age) met its primary endpoint

–Approved by FDA and EC for prurigo nodularis

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

–Initiated additional Phase 3 trial in CSU (in biologic-naïve patients)

–Discontinued further clinical development in peanut allergy

–EC decision on regulatory submission for atopic dermatitis in pediatrics (6 months–5 years of age) (first half 2023)

–MHLW decision on regulatory submission for atopic dermatitis in pediatrics and adolescents (6 months–14 years of age) in Japan (second half 2023)

–Submit sBLA for EoE in pediatrics (mid-2023)

–Report results from first Phase 3 study in COPD (first half 2023)

–FDA decision on sBLA for CSU in adults and adolescents (second half 2023)

–Report results from Phase 3 study in chronic inducible urticaria - cold (first half 2023)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 and 2023 Events to Date	Select Upcoming Milestones
Kevzara (sarilumab)(b) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") –Systemic juvenile idiopathic arthritis ("sJIA")		–Polymyalgia rheumatica ("PMR") (U.S.)		–FDA decision on sBLA for PMR (target action date of February 28, 2023)
Itepekimab(b) (REGN3500) Antibody to IL-33			–COPD			–Report results from Phase 3 study in COPD (2024)
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy

Solid Organ Oncology

Libtayo (cemiplimab)(n)(g) Antibody to PD-1		–Neoadjuvant CSCC –Second-line cervical cancer, ISA101b combination	–Adjuvant CSCC	–First-line NSCLC, chemotherapy combination (EU)
–Approved by FDA in combination with chemotherapy for NSCLC

–Approved by EC and MHLW for cervical cancer

–Voluntarily withdrew sBLA for cervical cancer due to inability to align with FDA on certain post-marketing studies

–Positive data from Phase 2 trial in neoadjuvant CSCC presented at European Society for Medical Oncology ("ESMO") Congress 2022 and published in New England Journal of Medicine
–EC decision on regulatory submission for NSCLC, chemotherapy combination (first half 2023)
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies		–First-line metastatic melanoma –First-line adjuvant melanoma		–Presented positive data from Phase 1 trial (in combination with Libtayo) in advanced melanoma at ESMO Congress 2022	–Initiate Phase 3 study (in combination with Libtayo) in perioperative melanoma (mid-2023)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 and 2023 Events to Date	Select Upcoming Milestones
Fianlimab(f) (continued)					–Positive initial data from Phase 1 trial (in combination with Libtayo) in NSCLC presented at ESMO Immuno-Oncology Congress 2022	–Initiate Phase 2/3 studies (in combination with Libtayo) in first-line advanced NSCLC (first half 2023) –Initiate Phase 2 study (in combination with Libtayo) in perioperative NSCLC (second half 2023)
Vidutolimod Immune activator targeting TLR9		–Solid tumors				–Initiate Phase 2 study in melanoma
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3		–Platinum-resistant ovarian cancer			–Presented positive initial data from monotherapy dose escalation portion of Phase 1/2 study in platinum-resistant ovarian cancer at ESMO Congress 2022	–Report results from Phase 1/2 study (in combination with Libtayo) in platinum-resistant ovarian cancer (2023)
REGN5668(o) Bispecific antibody targeting MUC16 and CD28	–Platinum-resistant ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer				–Reported preliminary data from dose escalation portion of Phase 1/2 study (in combination with Libtayo) in prostate cancer	–Report additional results from Phase 1/2 study (in combination with Libtayo) in prostate cancer (2023)
REGN4336 Bispecific antibody targeting PSMA and CD3	–Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC				–Presented positive initial data from dose escalation portion of Phase 1/2 study in MET-altered advanced NSCLC at ESMO Congress 2022
REGN5093-M114 Bispecific antibody-drug conjugate targeting two distinct MET epitopes	–MET overexpressing advanced cancer
REGN6569 Antibody to GITR	–Solid tumors

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 and 2023 Events to Date	Select Upcoming Milestones
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Odronextamab(i) (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)(m)	–B-cell non-Hodgkin lymphoma ("B-NHL")(m) (pivotal study)
–Presented positive data from two cohorts of pivotal Phase 2 study in patients with diffuse large B-cell lymphoma ("DLBCL") and follicular lymphoma ("FL") at American Society of Hematology ("ASH") Annual Meeting
–Initiate Phase 3 studies in FL and DLBCL, including earlier lines of therapy (first half 2023) –Submit BLA for relapsed/refractory FL and DLBCL (second half 2023)
Linvoseltamab(f) (REGN5458) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma(c)	–Multiple myeloma (pivotal study)(c)			–Completed enrollment in pivotal Phase 2 study in multiple myeloma –Presented positive data from pivotal Phase 2 study in multiple myeloma at ASH Annual Meeting	–Initiate Phase 3 study in multiple myeloma, including earlier lines of therapy (first half 2023) –Submit BLA for relapsed/refractory multiple myeloma (second half 2023)
REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Transplant desensitization in patients with chronic kidney disease
Pozelimab(f) (REGN3918) Antibody to C5; studied as monotherapy and in combination with cemdisiran		–CD55-deficient protein-losing enteropathy ("CHAPLE"), monotherapy(c)(e) (potentially pivotal study)	–Myasthenia gravis, cemdisiran combination(k) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(k)	–CHAPLE, monotherapy (U.S.)		–FDA decision on BLA for CHAPLE, monotherapy (second half 2023)
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(j) TTR gene knockout using CRISPR/Cas9	–Transthyretin ("ATTR") amyloidosis(c)				–Reported positive interim data from Phase 1 trial in ATTR
REGN9933 Antibody to Factor XI	–Thrombosis

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2022 and 2023 Events to Date	Select Upcoming Milestones
REGN7508 Antibody to Factor XI	–Thrombosis
REGN7999 Antibody to TMPRSS6	–Transfusion dependent iron overload

General Medicine

"Next Generation" Covid Antibodies Antibodies to SARS-CoV-2 variants						–Initiate clinical development of "next generation" antibody
Praluent (alirocumab) Antibody to PCSK9			–HeFH in pediatrics			–Submit sBLA for HeFH in pediatrics (mid-2023)
Evkeeza (evinacumab)(f)(l) Antibody to ANGPTL3				–HoFH in pediatrics (5–11 years of age) (U.S.)	–Reported that Phase 3 trial for HoFH in pediatrics (5–11 years of age) met its primary endpoint	–FDA decision on sBLA for HoFH in pediatrics (5–11 years of age) (target action date of March 30, 2023)
Garetosmab(f) (REGN2477) Antibody to Activin A			–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)
Mibavademab(f) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e) –Partial lipodystrophy
REGN5381/REGN9035 Agonist antibody to NPR1/reversal agent to REGN5381	–Reversal agent in healthy volunteers	–Heart failure				–Report initial data in healthy volunteers (2023)
ALN-HSD(p) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")				–Reported preliminary data from Phase 1 study in NASH	–Initiate Phase 2 study in NASH (first quarter 2023)
ALN-PNP(k) RNAi therapeutic targeting PNPLA3	–NASH
ALN-APP(k) RNAi therapeutic targeting APP	–Early-onset Alzheimer’s disease					–Report results from Phase 1 study in early-onset Alzheimer’s disease (mid-2023)

Note 1: For purposes of the table above, a program is classified in Phase 1, 2, or 3 clinical development after recruitment for the corresponding study or studies has commenced.
Note 2: We have discontinued further clinical development of fasinumab (REGN475), an antibody to NGF, which was previously being studied in osteoarthritis pain of the knee or hip in collaboration with Teva and Mitsubishi Tanabe Pharma Corporation ("MTPC"); REGN6490, an antibody to IL-36R, which was previously being studied in palmo-plantar pustulosis; and the Phase 3 study of REGN1908-1909, a multi-antibody therapy to Fel d 1, in cat allergy, due to futility.

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
(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(i) In collaboration with Zai Lab in mainland China, Hong Kong, Taiwan, and Macau
(j) In collaboration with Intellia
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

(o) Studied in combination with ubamatamab
(p) Alnylam elected to opt-out of the product candidate. Under the terms of our agreement, Alnylam is entitled to receive royalties on sales of the product, if any.

Additional Information - Clinical Development Programs
Aflibercept 8 mg
In September 2022, the Company announced that the primary endpoints were met in two pivotal trials investigating aflibercept 8 mg with 12- and 16-week dosing regimens in patients with DME and wet AMD. The PHOTON trial in DME and the PULSAR trial in wet AMD both demonstrated that aflibercept 8 mg 12- and 16-week dosing regimens achieved non-inferiority in vision gains compared to the EYLEA 8-week dosing regimen. Furthermore, of the patients randomized to 12- and 16-week dosing intervals, 91% and 89% of DME patients, respectively, and 79% and 77% of wet AMD patients, respectively, maintained those intervals through 48 weeks. The safety of aflibercept 8 mg was similar to EYLEA in both trials, and consistent with the known safety profile of EYLEA from previous clinical trials. The Company is utilizing a priority review voucher in connection with the December 2022 submission of the BLA for DME and wet AMD.
REGEN-COV (casirivimab and imdevimab)
REGEN-COV, a multi-antibody therapy to SARS-CoV-2 virus, previously received an EUA for use in certain post-exposure prophylaxis settings and as a treatment for people with mild to moderate COVID-19 who are at high risk of serious consequences from COVID-19. Based on laboratory data, in January 2022, the FDA revised the EUA for REGEN-COV to exclude its use in geographic regions where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. With this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions, since Omicron-lineage variants are currently dominant across the United States. In December 2022, the FDA issued a complete response letter ("CRL") on the BLA for REGEN-COV to treat COVID-19 in non-hospitalized patients and as prophylaxis in certain individuals.
Descriptions of Marketed Products Studied in Additional Indications and Product Candidates in Late-Stage Clinical Development
EYLEA (aflibercept)
EYLEA is a soluble fusion protein that acts as a vascular endothelial growth factor ("VEGF") inhibitor, formulated as a 2 mg intravitreal injection for the eye. It is designed to block the growth of new blood vessels and decrease the ability of fluid to pass through blood vessels (vascular permeability) in the eye by blocking VEGF-A and PLGF, two growth factors involved in angiogenesis.
Aflibercept 8 mg
Aflibercept 8 mg is an investigational soluble fusion protein that acts as a VEGF inhibitor. Through a novel formulation, it is designed to deliver a concentrated dose of aflibercept to block VEGF-A and PLGF and inhibit the growth of new blood vessels and decrease vascular permeability. Aflibercept 8 mg is being studied in wet AMD and DME using extended dosing intervals of every 12 weeks and every 16 weeks.
Dupixent (dupilumab)
Dupixent is a fully human monoclonal antibody that inhibits signaling of the IL-4 and IL-13 pathways, and is not an immunosuppressant. IL-4 and IL-13 are key and central drivers of the type 2 inflammation that plays a major role in atopic dermatitis, asthma, CRSwNP, EoE, prurigo nodularis, and potentially other chronic allergic and inflammatory diseases.
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
Fianlimab
Fianlimab is an investigational, fully human monoclonal antibody targeting the immune checkpoint receptor LAG-3 on T-cells. In melanoma, LAG-3 expression in the tumor microenvironment may be associated with therapeutic resistance to PD-1 inhibitors. Fianlimab is being investigated in combination with Libtayo to determine whether concurrent blockade of LAG-3 and PD-1 can help overcome this resistance and release the brakes on T-cell activation.
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
Linvoseltamab
Linvoseltamab is an investigational bispecific monoclonal antibody designed to bind to CD3 while also binding and bridging T-cells to the BCMA protein on multiple myeloma cells. We are studying whether linvoseltamab may help to activate T-cells via their CD3 receptors and trigger targeted, T-cell mediated killing of multiple myeloma.
Pozelimab
Pozelimab is an investigational, fully human monoclonal antibody designed to block complement factor C5 in order to treat diseases mediated by abnormal complement pathway activity, including PNH, CHAPLE, and myasthenia gravis. Pozelimab is being studied as monotherapy and also in combination with Alnylam’s investigational small interfering RNA ("siRNA") therapy, cemdisiran.
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
Garetosmab
Garetosmab is an investigational, fully-human monoclonal antibody that binds to and neutralizes Activin A, which drives the abnormal bone formation that is the main pathology of the ultra-rare genetic disorder FOP. This abnormal bone formation in soft tissue outside of the normal skeleton, a process known as heterotopic ossification, leads to loss of mobility and premature death in FOP patients. Garetosmab is being investigated to determine whether it can help reduce and/or prevent the formation of heterotopic bone lesions by neutralizing the Activin A protein.
Other Programs
Our preclinical research programs include the areas of oncology/immuno-oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain and neurobiology, auditory conditions, enzyme replacement therapy, cardiovascular diseases, infectious diseases, and diseases related to aging. These preclinical research programs include both rare diseases and those involving broader populations.

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
VelociSuite
VelociSuite consists of VelocImmune®, VelociGene®, VelociMouse®, VelociMab®, Veloci-Bi®, VelociT®, VelociHum®, and other related technologies. The VelocImmune mouse platform is utilized to produce fully human antibodies. VelocImmune was generated by leveraging our VelociGene technology (see below), in a process in which six megabases of mouse immunoglobulin gene loci were replaced, or "humanized," with corresponding human immunoglobulin gene loci. VelocImmune mice can be used efficiently to generate fully human antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early-stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of therapeutic antibody drug candidates for preclinical and clinical development.
Our VelociGene platform allows custom and precise manipulation of very large sequences of DNA to produce highly customized alterations of a specified target gene, or genes, and accelerates the production of knock-out and transgenic expression models. In producing knock-out models, a color or fluorescent marker may be substituted in place of the actual gene sequence, allowing for high-resolution visualization of precisely where the gene is active in the body during normal body functioning as well as in disease processes. For the optimization of preclinical development and pharmacology programs, VelociGene offers the opportunity to humanize targets by replacing the mouse gene with the human homolog or variants thereof. Thus, VelociGene allows scientists to rapidly identify the physical and biological effects of deleting or over-expressing the target gene, as well as to characterize and test potential therapeutic molecules.
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
We have utilized our VelociSuite technologies to develop a class of potential drug candidates, known as bispecific antibodies. Veloci-Bi allows for the generation of full-length bispecific antibodies similar to native antibodies that are amenable to production by standard antibody manufacturing techniques, and are likely to have favorable antibody-like pharmacokinetic properties. In the area of immunotherapies in oncology, we are exploring the use of bispecific antibodies that target tumor antigens and the CD3 receptor on T-cells to harness the oncolytic properties of T-cells. We are exploring additional indications and applications for our bispecific technologies, including a new class of CD28 and 4-1BB costimulatory bispecifics. We are also exploring a variety of alternative antibody formats (Altibodies™) that can bring binding partners together in restrained geometries.
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

Regeneron Genetics Center®
Regeneron Genetics Center LLC (RGC™), a wholly owned subsidiary of Regeneron Pharmaceuticals, Inc., leverages de-identified clinical, genomic, and other types of molecular data from properly consented human volunteers from around the world to identify medically relevant associations in a blinded fashion designed to preserve a patients' privacy while uncovering the unique characteristics of their health and wellness. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process and to advance innovation in clinical care design. RGC is undertaking multiple collaborative approaches to study design and implementation, including large population-based efforts that engage study participants to more discrete disease specific and founder populations with data on strategic phenotypes of interest. RGC utilizes laboratory automation and innovative approaches to cloud computing to achieve high-quality throughput, attaining approximately 2 million samples sequenced to date.
Central to the work of RGC is the portfolio of collaborations with over 100 academic and clinical collaborators around the world, including the University of Colorado, Geisinger Health System, Mayo Clinic, University of Pennsylvania, UCLA Medical Center, UK Biobank, University of Oxford, University of Cambridge, and the University of Helsinki. These collaborations provide access to biological samples and associated phenotype data from properly consented patient volunteers for purposes of genomic research. RGC undertakes genetic sequencing of these samples to create a unique resource of de-identified genetic data and associated phenotype data for research. Furthermore, the RGC has deployed bulk RNA sequencing, whole genome sequencing, and an O-LINK proteomic assay to complement whole exome sequencing and genotyping. In addition, the RGC leverages organoid models, siRNA, and CRISPR knockout models to validate genetic associations that lead to new therapeutic targets. The RGC continues to publish results from its research efforts in journals and publications in partnership with its collaborators to advance the field of genomics.
These efforts at the RGC have led to the identification of more than 20 novel genetic targets. Through our Regeneron Genetics Medicines initiative, we are currently advancing these targets using either our VelociSuite technologies or other technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. See the "Collaboration, License, and Other Agreements" section below for descriptions of our collaborations with Alnylam and Intellia.
Agreements Related to COVID-19
U.S. Government
In 2020, the Company expanded its Other Transaction Agreement with the Biomedical Advanced Research Development Authority ("BARDA"), pursuant to which the U.S. Department of Health and Human Services ("HHS") was obligated to fund certain of our costs incurred for research and development activities related to COVID-19 treatments. In 2020, the Company also entered into an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government. The agreement, as subsequently amended, provided for payments to the Company of up to $465.9 million in the aggregate for bulk manufacturing of the drug substance, as well as fill/finish, storage, and other activities.
In January 2021, the Company entered into an agreement with the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government was obligated to purchase 1.25 million doses of drug product, resulting in payments to the Company of $2.625 billion.
In September 2021, the Company entered into an amendment to its January 2021 agreement to supply the U.S. government with an additional 1.4 million doses of REGEN-COV. Pursuant to the agreement, the U.S. government was obligated to purchase all filled and finished doses of such additional drug product delivered by January 31, 2022, resulting in payments to the Company of $2.940 billion in the aggregate. Additionally, Roche supplied a portion of the doses to Regeneron to fulfill our agreement with the U.S. government (see "Roche" section below for further details regarding our collaboration agreement with Roche).
As of December 31, 2021, the Company had completed its final deliveries of drug product under the agreements described above.
Roche
In 2020, we entered into a collaboration agreement with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve in other countries). We have the right to distribute the product in the United States and Roche has the right to distribute the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market.

Collaboration, License, and Other Agreements
Sanofi
Antibody
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits from commercialization of collaboration products. Under the terms of the LCA, we were required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. On July 1, 2022, an amendment to the LCA became effective, pursuant to which the percentage of Regeneron’s share of profits used to reimburse Sanofi for such development costs increased from 10% to 20%.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and in certain countries outside the United States. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In each of 2020 and 2021, we earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion and $1.5 billion, respectively, on a rolling twelve-month basis. In 2022, we earned two additional $50.0 million sales-based milestones, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion and $2.5 billion, respectively, on a rolling twelve-month basis. We are entitled to receive the final sales milestone payment of $50.0 million when such sales outside the United States exceed $3.0 billion on a rolling twelve-month basis.
In April 2020, the Company and Sanofi entered into an amendment to the LCA in connection with, among other things, the removal of Praluent from the LCA such that (i) effective April 1, 2020, the LCA no longer governs the development, manufacture, or commercialization of Praluent and (ii) the quarterly period ended March 31, 2020 was the last quarter for which Sanofi and the Company shared profits and losses for Praluent under the LCA. The parties also entered into a Praluent Cross License & Commercialization Agreement (the "Praluent Agreement") pursuant to which, effective April 1, 2020, the Company, at its sole cost, became solely responsible for the development and commercialization of Praluent in the United States, and Sanofi, at its sole cost, is solely responsible for the development and commercialization of Praluent outside of the United States. Under the Praluent Agreement, Sanofi pays the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States until March 31, 2032. The Company does not owe Sanofi royalties on the Company’s net product sales of Praluent in the United States. Although each party will be responsible for manufacturing Praluent for its respective territory, the parties have entered into definitive supply agreements under which, for a certain transitional period, the Company will continue to supply drug substance to Sanofi and Sanofi will continue to supply finished product to Regeneron. With respect to any intellectual property or product liability litigation relating to Praluent, the parties have agreed that, effective April 1, 2020, Regeneron and Sanofi each will be solely responsible for any such litigation (including damages and other costs and expenses thereof) in the United States and outside the United States, respectively, arising out of Praluent sales or other activities on or after April 1, 2020 (subject to Sanofi's right to set off a portion of any third-party royalty payments resulting from certain patent litigation proceedings against up to 50% of any Praluent royalty payment owed to Regeneron). The parties will each bear 50% of any damages arising out of Praluent sales or other activities prior to April 1, 2020.
Immuno-Oncology
We previously collaborated with Sanofi for antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). Under the terms of the Immuno-oncology License and Collaboration Agreement, the parties were co-developing and co-commercializing Libtayo. The parties shared equally, on an ongoing basis, development and commercialization expenses for Libtayo. We had principal control over the development of Libtayo and led commercialization activities in the United States, while Sanofi led commercialization activities outside of the United States. The parties shared equally in profits and losses in connection with the commercialization of Libtayo.
Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA"). In connection with the A&R IO LCA, in 2022, the Company made a $900.0 million up-front payment to Sanofi, as well as a $100.0 million regulatory milestone payment. In addition, Sanofi earned a $65.0 million sales-based milestone upon the achievement of a specified amount of worldwide net product sales of Libtayo in 2022, and is eligible to receive an additional $35.0 million sales-based milestone upon the achievement of a specified amount of worldwide net product sales of Libtayo in 2023. We also pay

Sanofi an 11% royalty on net product sales of Libtayo through March 31, 2034. The parties have also entered into a transition services agreement, a transitional distribution agreement, and a manufacturing services agreement, pursuant to which, during certain transitional periods, Sanofi will perform for Regeneron certain transition, distribution, and manufacturing services, respectively.
Under the Amended and Restated Immuno-oncology Discovery and Development Agreement, we were obligated to reimburse Sanofi for half of the development costs it funded that were attributable to clinical development of product candidates from our share of profits from commercialized IO Collaboration products. Under the A&R IO LCA, the amount of development costs incurred under the IO Collaboration for which we are obligated to reimburse Sanofi was $35.0 million as of the effective date of the A&R IO LCA, and we pay Sanofi a 0.5% royalty on net product sales of Libtayo until all such development costs have been reimbursed by us.
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
Teva
We and Teva are parties to a collaboration agreement to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with MTPC. In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016. We led global development activities, including the manufacturing of fasinumab, and the parties shared development costs equally. As of December 31, 2022, we had received an aggregate $120.0 million of development milestones from Teva.
During the third quarter of 2022, we discontinued further clinical development of fasinumab.
Alnylam
In 2018, we and Alnylam Pharmaceuticals, Inc. entered into a collaboration to discover RNA interference ("RNAi") therapeutics for NASH and potentially other related diseases, as well as to research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts (including ALN-HSD, which is currently in clinical development). Under the terms of the collaboration agreement, the parties share development costs equally. During the fourth quarter of 2022, Alnylam elected to opt-out of further development activities related to ALN-HSD; as a result, we retain the exclusive right to develop and commercialize such product and Alnylam will receive a royalty on sales (if any).
In 2019, we and Alnylam entered into a global, strategic collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. In connection with the collaboration, the Company made an up-front payment of $400.0 million to Alnylam, and also purchased shares of Alnylam common stock for $400.0 million. For each program, we provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to an aggregate of $200.0 million in clinical proof-of-principle milestones for eye and CNS programs.
Under the collaboration, the parties plan to perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development/co-commercialization collaboration agreement ("Co-Co Collaboration Agreement") (under which the parties are advancing ALN-APP and ALN-PNP, which are currently in clinical development) or a License Agreement structure. The initial target nomination and discovery period is five years (which may under certain situations automatically be extended for up to seven years in the aggregate) (the "Research Term"). In addition, we have an option to extend the Research Term for an additional five-year period for a research extension fee ranging from $200.0 million to $400.0 million; the actual amount of the fee will be determined based on the acceptance of one or more Investigational New Drug Applications ("INDs") (or their equivalent in certain other countries) for programs in the eye and CNS.

At the stage of designation of a lead candidate for CNS programs and liver programs, the parties have alternating rights to be a lead party for collaboration products. At the stage of designation of a lead candidate for eye programs, we have the sole right to take the product forward as a licensee. The lead party is required to take the program forward under the License Agreement structure unless the other party exercises its rights to opt-in to a Co-Co Collaboration Agreement as a participating party, in which case the lead party is required to take the program forward under the Co-Co Collaboration Agreement structure. Alnylam does not have rights to opt-in to a Co-Co Collaboration Agreement for eye programs.
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
For CNS programs and liver programs, under a Co-Co Collaboration Agreement, the party designated as the lead party will lead development and commercialization of the program and the parties will split profits and share costs equally, subject to certain co-funding opt-outs at specified clinical trial phases or under other conditions. If a party exercises its co-funding opt-out right, the lead party will be required to make certain tiered royalty payments to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the co-funding opt-out right.
Under the collaboration, when we are the licensee under a License Agreement or the lead party under a Co-Co Collaboration Agreement, Alnylam will be responsible for the manufacture and supply of the product to us for Phase 1 and Phase 2 clinical trials.
In addition, during 2019, the parties entered into a Co-Co Collaboration Agreement for cemdisiran, an siRNA therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination consisting of cemdisiran and pozelimab, with us as the licensee. Under the C5 siRNA Co-Co Collaboration Agreement, the parties shared costs equally, and under the License Agreement, we as the licensee are responsible for our own costs and expenses. The C5 siRNA License Agreement contains a flat low double-digit royalty payable to Alnylam on potential future net sales of the combination only subject to customary reductions, as well as up to $325.0 million in sales milestones.
During the fourth quarter of 2022, we elected to opt-out of further development activities pursuant to the Co-Co Collaboration Agreement for cemdisiran as a monotherapy; as a result, Alnylam retains the right to develop and commercialize such product and we will receive a royalty on sales (if any).
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
BARDA
We and BARDA are parties to agreements pursuant to which HHS provided certain funding to develop, test, and manufacture a treatment for Ebola virus infection. In 2020, HHS exercised its option under an existing agreement to provide additional funding for the manufacture and supply of Inmazeb. We expect to deliver a pre-specified number of Inmazeb treatment doses over the course of approximately six years.
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
Manufacturing
We currently manufacture bulk drug materials and products at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland. These facilities consist of owned and leased research, manufacturing, office, laboratory, and warehouse space. In addition, the construction of a fill/finish facility in Rensselaer, New York is in process.
We currently have approximately 100,000 liters of cell culture capacity at our Rensselaer facility and approximately 120,000 liters of cell culture capacity at our Limerick facility. Each of these facilities is approved by the FDA and certain other regulatory agencies to manufacture our bulk drug materials and products.
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
Commercial
Our medicines are marketed through our commercial group, which includes experienced professionals in the fields of marketing, sales, professional education, patient education, reimbursement and market access, trade and distribution, commercial operations, commercial analytics, and market research.
In the United States, we sell our marketed products primarily to wholesalers and specialty distributors that serve pharmacies, hospitals, government agencies, physicians, and other healthcare providers. We had sales to two customers (Besse Medical, a subsidiary of AmerisourceBergen Corporation, and McKesson Corporation) that each accounted for more than 10% of total gross product revenue for the year ended December 31, 2022. On a combined basis, our product sales to these customers accounted for 83% of our total gross product revenue for the year ended December 31, 2022. We promote approved medicines to healthcare professionals via our team of field employees, as well as medical journals, medical exhibitions, distribution of literature and samples, and online channels. In addition, we advertise certain products directly to consumers and maintain websites with information about our medicines. The commercial group also evaluates opportunities for our targets and product candidates and prepares for market launches of new medicines.

We have established certain commercial capabilities outside the United States in connection with co-commercializing some products in accordance with our collaboration agreements. In addition, we are in process of building additional commercial capabilities outside the United States as a result of us obtaining the rights, in 2022, to commercialize Libtayo outside the United States. Refer to "Collaboration, License, and Other Agreements" section above for additional information related to these agreements.
Competition
We face substantial competition from pharmaceutical, biotechnology, and chemical companies. Our ability to compete depends, to a great extent, on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among products approved for sale is based on efficacy, safety, reliability, availability, price, patent and other intellectual property position, and other factors.
Marketed Products
The table below provides an overview of the current competitive landscape for the key products marketed by us and/or our collaborators in such products' currently approved indications. The table below is provided for illustrative purposes only and is not exhaustive. For additional information regarding the substantial competition these marketed products face, including potential future competition from product candidates in clinical development, see also Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition."

Marketed Product	Competitor Product	Competitor	Indication	Territory(a)
EYLEA	Lucentis® (ranibizumab injection)	Novartis AG and Genentech/Roche	Wet AMD, DME, macular edema following RVO (including CRVO and BRVO), diabetic retinopathy, mCNV, and ROP	Worldwide
	Byooviz™ (ranibizumab-nuna) (biosimilar referencing Lucentis)	Samsung Bioepis Co., Ltd. and Biogen Inc.	Wet AMD, DME, macular edema following RVO (including CRVO and BRVO), diabetic retinopathy, and mCNV	United States, EU
	Ximluci® (ranibizumab) (biosimilar referencing Lucentis)	Xbrane Biopharma AB, Bausch + Lomb, and STADA Arzneimittel AG	Wet AMD, DME, macular edema following RVO (including CRVO and BRVO), diabetic retinopathy, and CNV	EU
	Cimerli™ (ranibizumab-eqrn) (biosimilar referencing Lucentis)	Formycon AG, Bioeq AG, Coherus BioSciences, Inc., and Teva Ltd.	Wet AMD, DME, macular edema following RVO (including CRVO and BRVO), diabetic retinopathy, and CNV	United States, EU
	Susvimo® (ranibizumab ocular implant)	Genentech/Roche	Wet AMD	United States
	Vabysmo™ (faricimab-svoa)	Genentech/Roche	Wet AMD, DME	Worldwide
	Avastin® (bevacizumab) (off-label and repackaged)	Genentech/Roche	Wet AMD, DME, and macular edema following RVO	Worldwide
	Beovu® (brolucizumab) Injection	Novartis AG	Wet AMD, DME	Worldwide
	Ozurdex® (dexamethasone intravitreal implant)	Allergan/AbbVie Inc.	DME, RVO	United States, EU

Marketed Product (continued)	Competitor Product	Competitor	Indication	Territory(a)
EYLEA (continued)	Iluvien® (fluocinolone acetonide intravitreal implant)	Alimera Sciences, Inc.	DME	United States, EU
	Conbercept	Chengdu Kanghong Pharmaceutical Group Co., Ltd.	Wet AMD, DME, mCNV	China
Dupixent	Eucrisa®/Staquis® (crisaborole)	Pfizer Inc.	Mild-to-moderate atopic dermatitis	United States, EU
	Opzelura® (ruxolitinib)	Incyte Corporation	Mild-to-moderate atopic dermatitis	United States
	Olumiant® (baricitinib)	Eli Lilly and Company/Incyte Corporation	Moderate-to-severe atopic dermatitis	EU, Japan
	Cibinqo® (abrocitinib)	Pfizer	Moderate-to-severe atopic dermatitis	Worldwide
	Rinvoq® (upadacitinib)	AbbVie	Moderate-to-severe atopic dermatitis	Worldwide
	Adbry™/Adtralza® (tralokinumab)	LEO Pharma Inc.	Moderate-to-severe atopic dermatitis	Worldwide
	Corectim® (delgocitinib)	Japan Tobacco Inc./Torii Pharmaceutical Co., Ltd.	Atopic dermatitis	Japan
	Mitchga® (nemolizumab)	Maruho Co., Ltd./Chugai Pharmaceutical Co., Ltd.	Pruritus associated with atopic dermatitis	Japan
	Xolair® (omalizumab)	Roche/Novartis	Asthma, nasal polyps	Worldwide (asthma); United States, EU (nasal polyps)
	Nucala® (mepolizumab)	GlaxoSmithKline ("GSK")	Asthma, nasal polyps	Worldwide (asthma); United States, EU (nasal polyps)
	Cinqair® (reslizumab)	Teva	Asthma	United States, EU
	Fasenra® (benralizumab)	AstraZeneca	Asthma	Worldwide
	Tezspire™ (tezepelumab-ekko)	AstraZeneca/Amgen	Asthma	Worldwide
Libtayo	Keytruda® (pembrolizumab)	Merck & Co., Inc.	Various cancers	Worldwide
	Opdivo® (nivolumab)	Bristol-Myers Squibb	Various cancers	Worldwide
	Tecentriq® (atezolizumab)	Roche	Various cancers	Worldwide
	Imfinzi® (durvalumab)	AstraZeneca	Various cancers	Worldwide
	Bavencio® (avelumab)	Pfizer/Merck KGaA	Various cancers	Worldwide
	Jemperli® (dostarlimab)	GSK	Various cancers	United States, EU
Praluent	Repatha® (evolocumab)	Amgen	Reduce the risk of myocardial infarction, stroke, and coronary revascularization in adults with established cardiovascular disease; primary hyperlipidemia; and HoFH	Worldwide

Marketed Product (continued)	Competitor Product	Competitor	Indication	Territory(a)
Praluent (continued)	Leqvio® (inclisiran)	Novartis	Primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia	United States, EU
Kevzara	Actemra® (tocilizumab)	Genentech/Roche/Chugai Pharmaceutical Co., Ltd.	Rheumatoid arthritis	Worldwide
	Orencia® (abatacept)	Bristol-Myers Squibb	Rheumatoid arthritis	Worldwide
	Xeljanz® (tofacitinib)	Pfizer	Rheumatoid arthritis	Worldwide
	Olumiant® (baricitinib)	Eli Lilly/Incyte	Rheumatoid arthritis	Worldwide
	Rinvoq® (upadacitinib)	AbbVie	Rheumatoid arthritis	Worldwide
	Jyseleca® (filgotinib)	Gilead Sciences, Inc./Galapagos NV	Rheumatoid arthritis	EU, Japan

(a) This table focuses primarily on the United States, EU, and Japan. "Worldwide" indicates that the relevant product is approved in the United States, EU, Japan, and at least one other country.
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
Our patent portfolio also includes issued patents and pending applications relating to commercialized products and our product candidates in clinical development. These patents cover, among other things, proteins, DNA and RNA molecules, manufacturing patents, method of use patents, and pharmaceutical compositions and formulations.
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

Product	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
EYLEA(a)	aflibercept	US	7,070,959	Composition of Matter	June 16, 2023(b)
		US	8,092,803	Formulation	June 21, 2027
		US	10,464,992	Formulation	June 14, 2027
		US	10,857,231	Formulation	March 22, 2026
		US	11,066,458	Formulation	June 14, 2027
		US	11,084,865	Formulation	June 14, 2027
		US	9,254,338	Methods of Treatment	May 22, 2032
		US	10,857,205	Methods of Treatment	January 11, 2032
		US	10,828,345	Methods of Treatment	January 11, 2032
		US	10,888,601	Methods of Treatment	January 11, 2032
		US	11,253,572	Methods of Treatment	January 11, 2032
		US	10,406,226	Method of Manufacturing	March 22, 2026
		EP	1183353	Composition of Matter (Supplementary Protection Certificate)	(May 23, 2025)(c)
		EP	2364691	Formulation	June 14, 2027
		EP	2944306	Formulation	June 14, 2027
		JP	4,723,140	Composition of Matter	December 29, 2022 – December 25, 2023(d)
		JP	5,273,746	Methods of Treatment	June 24, 2022
		JP	5,216,002	Formulation	February 27, 2028 – October 1, 2029(d)

Product (continued)	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
Dupixent	dupilumab	US	7,608,693	Composition of Matter	March 28, 2031(e)
		US	8,945,559	Formulation	October 17, 2032
		US	9,238,692	Formulation	October 5, 2031
		US	10,435,473	Formulation	October 5, 2031
		US	11,059,896	Formulation	October 5, 2031
		US	8,075,887	Methods of Treatment	April 17, 2028
		US	8,337,839	Methods of Treatment	October 2, 2027
		US	9,290,574	Methods of Treatment	July 10, 2034
		US	9,574,004	Methods of Treatment	December 22, 2033
		US	11,421,036	Methods of Treatment	July 10, 2034
		US	10,137,193	Methods of Treatment	March 18, 2036
		US	10,485,844	Methods of Treatment	September 21, 2037
		US	10,059,771	Methods of Treatment	June 20, 2034
		US	11,214,621	Methods of Treatment	March 11, 2036
		US	11,167,004	Methods of Treatment	September 21, 2037
		US	11,034,768	Methods of Treatment	March 23, 2039
		US	11,292,847	Methods of Treatment	May 10, 2039
		EP	2356151	Composition of Matter	October 27, 2029(c)
		EP	2356151	(Supplementary Protection Certificate)	(September 28, 2032)(c)
		EP	3010539	Methods of Treatment	June 20, 2034
		EP	2888281	Methods of Treatment	August 20, 2033
		EP	3064511	Methods of Treatment	October 27, 2029
		EP	3107575	Methods of Treatment	February 20, 2035
		EP	3470432	Methods of Treatment	August 20, 2033
		EP	3019191	Methods of Treatment	July 10, 2034
		EP	2624865	Formulation	October 5, 2031
		EP	3354280	Formulation	October 5, 2031
		JP	5,291,802	Composition of Matter	October 27, 2029 – October 27, 2034(d)
		JP	5,918,246	Formulation	October 5, 2031 – September 14, 2035(d)
		JP	6,306,588	Methods of Treatment	August 20, 2033 – August 29, 2034(d)
		JP	6,353,838	Methods of Treatment	September 4, 2033
		JP	6,673,840	Methods of Treatment	February 20, 2035
		JP	6,463,351	Methods of Treatment	June 20, 2034 – September 2, 2035(d)
		JP	6,861,630	Methods of Treatment	November 13, 2035
		JP	7,164,530	Methods of Treatment	September 21, 2037
Libtayo	cemiplimab	US	9,987,500	Composition of Matter	September 18, 2035
		US	10,737,113	Composition of Matter	April 10, 2035
		US	10,457,725	Methods of Treatment	May 12, 2037
		US	11,292,842	Methods of Treatment	July 18, 2038
		US	11,505,600	Methods of Treatment	July 2, 2038
		EP	3097119	Composition of Matter	January 23, 2035
		EP	3455258	Methods of Treatment	May 12, 2037
		EP	3932951	Methods of Treatment	May 12, 2037
		JP	6,425,730	Composition of Matter	January 23, 2035

Product (continued)	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
Libtayo (continued)		JP	6,999,577	Methods of Treatment	May 12, 2037
		JP	7,054,680	Methods of Treatment	May 12, 2037
Praluent(a)(f)	alirocumab	US	8,062,640	Composition of Matter	December 15, 2029
		US	10,023,654	Composition of Matter	December 15, 2029
		US	10,472,425	Formulation	July 27, 2032
		US	8,357,371	Methods of Treatment	December 21, 2029
		US	9,550,837	Methods of Treatment	December 15, 2029
		US	9,724,411	Methods of Treatment	January 15, 2031
		US	11,246,925	Methods of Treatment	April 11, 2032
		US	11,306,155	Methods of Treatment	July 16, 2035
		US	10,428,157	Methods of Treatment	December 26, 2037
		US	10,544,232	Methods of Treatment	March 13, 2035
		US	10,995,150	Methods of Treatment	June 6, 2034
		US	11,116,839	Methods of Treatment	June 14, 2033
		EP	2358756	Composition of Matter	December 15, 2029(c)
		EP	2358756	(Supplementary Protection Certificate)	(September 25, 2030)(c)
		EP	3156422	Composition of Matter	December 15, 2029
		EP	2756004	Methods of Treatment	September 12, 2032
		EP	3055333	Methods of Treatment	October 10, 2034
		EP	3689913	Methods of Treatment	October 10, 2034
		EP	3169353	Methods of Treatment	July 16, 2035
		EP	3169362	Methods of Treatment	July 16, 2035
		EP	3004171	Methods of Treatment	June 6, 2034
		EP	3068803	Methods of Treatment	November 12, 2034
		EP	3395836	Methods of Manufacturing	January 27, 2032
Kevzara	sarilumab	US	7,582,298	Composition of Matter	May 22, 2031(g)
		US	10,072,086	Formulation	September 19, 2031
		US	11,098,127	Formulation	January 7, 2031
		US	8,080,248	Methods of Treatment	June 1, 2027
		US	8,568,721	Methods of Treatment	June 1, 2027
		US	9,943,594	Methods of Treatment	December 28, 2033
		US	10,927,435	Methods of Treatment	October 10, 2032
		EP	2041177	Composition of Matter	June 1, 2027(c)
		EP	2041177	(Supplementary Protection Certificate)	(June 1, 2032)(c)
		EP	2766039	Methods of Treatment	October 10, 2032
		EP	3071230	Methods of Treatment	November 21, 2034
		EP	3409269	Formulation	January 7, 2031
		EP	3756652	Formulation	January 7, 2031
		JP	5,307,708	Composition of Matter	June 1, 2027 – August 22, 2031(d)
		JP	5,805,660	Formulation	January 7, 2031 – October 24, 2031(d)
		JP	6,122,018	Methods of Treatment	October 10, 2032 – March 29, 2033(d)
		JP	7,025,477	Methods of Treatment	October 10, 2032

Product (continued)	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
Kevzara (continued)		JP	6,657,089	Methods of Treatment	November 21, 2034
		JP	7,166,925	Methods of Treatment	March 7, 2037

(a) See Note 16 to our Consolidated Financial Statements for information regarding inter partes review and post-grant review petitions filed in the U.S. Patent and Trademark Office relating to EYLEA and patent infringement proceedings relating to Praluent.

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
In addition to our patent portfolio, in the United States and certain other countries, our competitive position may be enhanced due to the availability of market exclusivity under relevant law (for additional information regarding market exclusivity, see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products"). For example, in the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) extends through May 17, 2024 following the pediatric exclusivity granted by the FDA. The effect of expiration of a patent relating to a particular product also depends upon other factors, such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product, and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.
We also are the nonexclusive licensee of a number of additional patents and patent applications. These include a license agreement with Bristol-Myers Squibb, E. R. Squibb & Sons, L.L.C., and Ono Pharmaceutical Co., Ltd. to obtain a license under certain patents owned and/or exclusively licensed by one or more of these parties that includes the right to develop and sell Libtayo. Under the agreement, we pay royalties of 8.0% on worldwide sales of Libtayo through December 31, 2023, and royalties of 2.5% from January 1, 2024 through December 31, 2026.
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
Product Approval
All of our product candidates require regulatory approval by relevant government authorities before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA, EMA, and other foreign regulatory authorities. The structure and substance of the FDA and foreign pharmaceutical regulatory practices may evolve over time. The ultimate outcome and impact of such developments cannot be predicted.
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
For some BLAs, the FDA may convene an advisory committee to seek insights and recommendations on issues relevant to approval of the application. Although the FDA is not bound by the recommendation of an advisory committee, the agency considers such recommendations carefully when making decisions. Before approving a new drug or biologic product, the FDA also requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing, among other things, the manufacture, shipment, and storage of the product. The FDA also can audit the sponsor of the BLA to determine if the clinical studies were conducted in compliance with current GCPs. After review of a BLA, the FDA may grant marketing approval, request additional information, or issue a CRL outlining the deficiencies in the submission. The CRL may require additional testing or information, including additional preclinical or clinical data, for the FDA to reconsider the application. Even if such additional information and data are submitted, the FDA may decide that the BLA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor. If FDA grants approval, an approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications.
Any approval required by the FDA for any of our product candidates may not be obtained on a timely basis, or at all. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the parameters of a particular phase, and a clinical trial may contain elements of more than one phase notwithstanding the designation of the trial as being of a particular phase. The results of preclinical studies or early-stage clinical trials may not predict long-term safety or efficacy of our compounds when they are tested or used more broadly in humans. Additionally, as a condition of approval, the FDA may impose restrictions that could affect the commercial prospects of a product and increase our costs, such as a Risk Evaluation and Mitigation Strategy ("REMS") to mitigate certain specific safety risks, and/or post-approval commitments or requirements to conduct additional clinical trials or non-clinical studies or to conduct surveillance programs to monitor the product's effects.
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
Emergency Use Authorization
The Secretary of HHS may authorize unapproved medical products to be marketed in the context of an actual or potential emergency that has been designated by the U.S. government. The COVID-19 pandemic has been designated as such a national emergency, with such designation currently expected to expire on May 11, 2023. After an emergency has been announced, the Secretary of HHS may authorize the issuance of, and the FDA Commissioner may issue, EUAs for the use of specific products based on criteria established by the Food, Drug, and Cosmetic Act, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. Although the criteria of an EUA differ from the criteria for approval of a BLA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards, as well as a number of ongoing compliance obligations. The FDA expects EUA holders to work toward submission of full applications, such as a BLA, as soon as possible. An EUA is also subject to additional conditions and restrictions and is product-specific. An EUA terminates when the emergency determination underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, or clearance for a product. The FDA may revoke, revise, or restrict an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization or the medical product is no longer effective in diagnosing, treating, or preventing the underlying health emergency.
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
If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters. The federal Patient Protection and Affordable Care Act (the "PPACA") made significant changes to the Medicaid Drug Rebate program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA. CMS recently modified Medicaid Drug Rebate program regulations to, among other things, permit reporting multiple best price figures with regard to value‑based purchasing arrangements and provide definitions for "line extension," "new formulation," and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022).
Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers, including us, are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information may be used by CMS to calculate Medicare payment rates. Starting in 2023, manufacturers must pay refunds to Medicare for single-source drugs or biological products, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties. Further, starting in 2023, the Inflation Reduction Act ("IRA") establishes a Medicare Part B inflation rebate scheme under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.
The IRA also creates a drug price negotiation program under which, after being on the market for a certain period of time, the prices for certain high Medicare spending drugs and biological products provided to Medicare patients without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and a civil monetary penalty. This or any other legislative change could impact the market conditions for our products. See Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payors, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition."
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
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under this regulation. Any charge by HRSA that we have violated the requirements of the regulation could result in civil monetary penalties. Moreover, under a final regulation effective January 13, 2021, HRSA established a new administrative dispute resolution ("ADR") process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. On November 30, 2022, HRSA issued a notice of proposed rulemaking that proposes several changes to the ADR process. HRSA also implemented a price reporting system under which we are required to report our 340B ceiling prices to HRSA on a quarterly basis, which then publishes those prices to 340B covered entities. In addition, legislation could be passed that would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. The IRA includes a sunset provision with respect to the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. In addition, as of October 2022, the IRA established a Medicare Part D inflation rebate scheme under which, generally speaking, manufacturers will owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.
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
In the United States, there are numerous federal and state laws and regulations governing data privacy of personal data and the collection, use, disclosure, and protection of health data, genetic data, consumer data, and children's data. Such laws and regulations include the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, "HIPAA"), as well as state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (such as Section 5 of the Federal Trade Commission Act (the "FTC Act") and the California Consumer Privacy Act (the "CCPA")). Many of these laws differ from each other in significant ways and have different effects. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health data, which may be subject to additional protections. The landscape of federal and state laws regulating personal data is constantly evolving. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation, and/or adverse publicity. Federal regulators, state attorneys general, and plaintiffs' attorneys have been active in this space.
HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their "business associates" – certain persons or covered entities that create, receive, maintain, or transmit protected health information ("PHI") in connection with providing a specified service or performing a function on behalf of a covered entity. Most health care providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive PHI maintained by a HIPAA-covered entity in a manner that is not permitted under HIPAA.
The Federal Trade Commission ("FTC") also sets expectations for failing to take appropriate steps to keep consumers' personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merit stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers' personal information; and any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.
To the extent we collect California resident personal data, we are also subject to the CCPA. The CCPA, which became effective on January 1, 2020, created new transparency requirements and granted California residents several new rights with regard to their personal data. In addition, in November 2020, California voters approved the California Privacy Rights Act ("CPRA") ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency ("CPPA"). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with data privacy incidents involving certain elements of personal data. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in the area of consumer protection. For example, states such as Virginia, Colorado, and Utah have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business, and efforts at the federal level to enact similar laws have been ongoing. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.
Outside the United States, our clinical trial programs, research collaborations, and other processing activities implicate international data protection laws, including the EU General Data Protection Regulation 2016/679 ("GDPR"). The GDPR has increased our responsibility and liability in relation to the processing of personal data of individuals located in the EU. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data and samples from clinical trials and adverse event reporting. In particular, these obligations and restrictions may concern the consent of the individuals to whom the personal data relate, the information provided to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for violations of the data protection obligations. With respect to the transfer of personal data outside of the EU, while there are legal mechanisms available to lawfully transfer personal data outside of the EU, including to the United States, there are certain unsettled legal issues regarding such data transfers, the resolution of which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. In 2021, the European Commission published new standard contractual clauses required to be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. Different EU member states, as well as the United Kingdom and Switzerland, have promulgated national privacy laws that impose additional requirements, which add to the complexity of processing and transferring EU personal data. In October 2022, the United States issued an executive order to implement EU-U.S. data privacy safeguards. The European Commission is now expected to review the executive order and could propose an adequacy decision concerning the level of personal data protection in the United States under which personal data could flow freely from the EU to the United States.
Some countries outside of the EU have reacted to the GDPR by promulgating and enacting new privacy legislation that reflects similar principles and obligations on companies that operate and process their citizens' personal data. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of personal data, may result in governmental enforcement actions, litigation, contractual indemnity claims, or restraining orders that would impact our ability to process and share data globally. As we expand our presence into new countries, we must continue to assess our privacy controls to enable the processing of personal data. Guidance on implementation and compliance practices are often updated or otherwise revised. See Part I, Item 1A. "Risk Factors - Other Regulatory and Litigation Risks - We face risks related to the personal data we collect, process, and share."
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
Human Capital Resources
We compete in the highly competitive biotechnology and pharmaceuticals industries. Attracting, developing, and retaining skilled and experienced employees in research and development, manufacturing, sales and marketing, and other positions is crucial to our ability to compete effectively. Our ability to recruit and retain such employees depends on a number of factors, including our corporate culture and work environment, informed by our values and behaviors (which we call The Regeneron Way) and our philosophy of "Doing Well by Doing Good"; talent development and career opportunities; and compensation and benefits.
Integrity is a core value at Regeneron. Both the Company and each of our employees have a responsibility to act ethically and with integrity at all times. Our Code of Business Conduct and Ethics brings together Regeneron's key policy principles and establishes the Company's expectations for all of our employees to act in accordance with applicable laws, rules, and regulations.
Employee Profile
As of December 31, 2022, we had 11,851 full-time employees, consisting of 9,843 employed in the United States, 1,721 employed in Ireland, and 287 employed in other countries (primarily in the United Kingdom and Germany). Of these employees, 2,174 were within our research and preclinical development organization, 1,669 were within our global clinical development and regulatory affairs organization, and 5,534 were within our industrial operations and product supply organization. Company-wide, nearly 1,400 of our full-time employees hold a Ph.D. and/or M.D. We also supplement our workforce with independent contractors, contingent workers, and temporary workers, as needed. None of our employees are represented by a labor union, and our management considers its relations with our employees to be good.
Diversity, Equity, and Inclusion
Our employees represent a broad range of backgrounds, just like the people who take our medicines, and bring a wide array of perspectives and experiences that have helped us achieve our leadership position in the biotechnology and pharmaceuticals industries and the global marketplace. A key component of our culture is our commitment to diversity, equity, and inclusion ("DEI"). We believe this commitment allows us to better drive innovation and achieve our mission to repeatedly bring important new medicines to patients with serious diseases. Our DEI principles are reflected in our efforts in building a better workplace where employees can be themselves and succeed, advance medicine for all with better science, and use their voice and influence to create a better world. We empower employee-led cross-functional resource groups, functional/site-level DEI councils, and other interest groups, who connect around a common passion to build a culture of inclusion and collaborate to support under-served science and global communities. In 2022, we introduced inclusive leadership education for some of our most senior leaders and launched a pilot mentorship program focused on our diverse talent base to increase visibility, connection, and the leadership skills of underrepresented talent.
While we are proud of our workforce diversity representation shown in the table below, we seek to continuously improve in this area. In April 2020, we announced our 2025 global responsibility goals, including a commitment to increase diversity in leadership and foster inclusion. Making progress toward this goal, since then we hired our Chief DEI Officer; launched a DEI strategy focused on creating a better workplace, better science, and better world; and implemented a new governance model that includes both an executive DEI council and a DEI leadership council. These councils are comprised of senior leaders who provide oversight and guidance on our DEI efforts and support the execution of our DEI strategy. In order to better understand our employees' perspectives, we also measure inclusion and belonging as part of our annual employee engagement survey. Our board of directors receives a detailed update on our DEI efforts at least once a year and continues to monitor our progress.

2022 Workforce Diversity Representation*
Female Representation (Global)	49.8%
People of Color Representation (U.S. Only)**	28.7%

* Based on full-time employees as of December 31, 2022
** Represents the percentage of our full-time employees in the United States that self-identified as belonging to a racial or ethnic minority group. The denominator used in this calculation includes employees who did not disclose information related to their race or ethnicity. Excluding those that did not disclose such information, the percentage shown in this table would be 33.6%.

Externally, we support DEI efforts in our community, including by supporting young scientific talent in underrepresented communities. For example, as part of our $100 million, 10-year commitment to support the Regeneron Science Talent Search, we allocate $3.1 million annually to fund the Society for Science’s science, technology, engineering, and math ("STEM") outreach and equity programs. In 2022, we also continued our $24 million, 5-year title sponsorship of Regeneron International Science and Engineering Fair, with representation from over 1,700 student scientists representing 63 countries and 49 U.S. states. In addition, we have developed a STEM pilot program with post-primary-school and high-school students in the New York State Capital Region and Limerick, Ireland that aspires to build long-term relationships with students from disadvantaged socio-economic groups, to encourage and support them in their studies, to inspire them to attend college, and, ultimately, to build a deeper more diverse talent pipeline. We also continue to take steps to further integrate diversity considerations into the design and selection of sites for our clinical studies to make sure they reflect the diversity of patients with the diseases under investigation.
Employee Wellness, Health, and Safety
The wellbeing of our employees is a primary focus as we believe that the most productive people are those who are at their best, both physically and mentally. We provide several programs related to employee health and wellness, including onsite amenities and programs such as meditation and prayer rooms and fitness centers. We also prioritize mental health initiatives and have taken further action to reduce or remove barriers to quality mental healthcare for our employees and their family members. In addition, we provide support for work-life balance through flex-time, remote working arrangements, child and elder care, and paid parental leave, among others.
Occupational health and safety is critical to our success. We are committed to meeting or exceeding all environmental, health, safety ("EHS") and security regulations and have a range of programs, plans, and procedures to ensure the safety of all people who come to work at Regeneron. In addition, our 2025 global responsibility goals include a commitment to focus on workplace injury prevention in our drive toward zero incidents.
Employee Growth and Development
We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our continued success. Our Talent department is dedicated to promoting individual, leader, team, and organizational development through a number of tools and services. We offer a variety of professional development courses for our employees and support employee continuing education, including through educational reimbursement and tuition forgiveness programs. In addition, we continue to invest in our current and future leaders through a number of leadership development courses and programs and feedback and coaching opportunities. In 2022, nearly 30% of job openings were filled by existing employees who were seeking career development opportunities.
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
We are also committed to fostering employee volunteerism to reach our 2025 global responsibility goal of driving employee volunteer levels above national standards. Employees are encouraged and empowered to support organizations and causes that are important to them including through, among other things, our matching gift program, volunteer-time-off policy, and our annual company-wide service event, Day for Doing Good. In 2022, nearly 7,000 employees volunteered approximately 31,200 hours, including approximately 55% of our employees who volunteered nearly 20,000 hours to approximately 190 nonprofits during our Day for Doing Good. Additionally, through our Matching Gift Program, we matched over $2 million in employee contributions in 2022, supporting over 2,000 charities. In 2022, we were named to the Civic 50 of most community-minded companies in the United States for the sixth consecutive year.
The success of our employee engagement efforts is demonstrated by our employee retention rate of 91% in 2022, as well as the fact that 87% of our employees who responded to our annual engagement survey said Regeneron is a great place to work. Additionally, we have placed in the top five for the past 12 years in Science magazine’s annual "Top Employers Survey" of the global biotechnology and pharmaceutical industry.
Compensation and Benefits
We are committed to rewarding and supporting our employees in order to continue to attract and retain top talent. We believe this commitment supports our core strategy of creating and advancing a high-quality product pipeline and delivering medicines to people in need. Employee engagement, commitment, and achievements are key drivers of pipeline success and therefore our long-term performance. The primary underpinning of our pay philosophy is to award equity-based pay to all eligible employees to ensure that when we deliver for patients and for shareholders, everyone shares in the upside growth. Our practice, therefore, has been to award initial equity grants to all new hires, in addition to our comprehensive annual equity program. Total employee compensation packages (which varies by country and region) include market-competitive pay (with the opportunity to receive above-market rewards), broad-based grants of equity-based awards, comprehensive healthcare benefits, parental leave, child and elder care support, retirement savings options, and matching contributions. We annually review our workforce demographic and pay equity data to track our performance and inform new initiatives. Our analysis indicates favorable performance in these areas, and we are committed to continued monitoring.
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
•We face risks related to the development, manufacturing, and potential future commercialization of monoclonal antibodies targeting SARS-CoV-2.
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
•Our stock price is extremely volatile.
•Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
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
The COVID-19 pandemic has previously resulted and may again result in the imposition of various restrictions and mandates around the world to reduce the spread of the disease, including governmental orders that direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, order cessation of non-essential travel, and require proof of vaccination and/or negative COVID-19 test results. The COVID-19 pandemic has continued to ebb and flow, with different jurisdictions having higher levels of infections than others and new variants of the SARS-CoV-2 virus (such as the Omicron-lineage variants) emerging and spreading more easily and quickly than other variants. The trajectory and the ultimate impact of the pandemic are highly uncertain and subject to change and we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. These effects could have a material impact on our operations.
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
In addition, infections, hospitalizations, and deaths related to COVID-19 previously disrupted and may in the future disrupt the healthcare and healthcare regulatory systems in the United States and abroad. These and other possible disruptions relating to the COVID-19 pandemic could divert healthcare resources away from, or materially delay, regulatory review and potential approval of our product candidates and new indications for our marketed products. In addition, some of our clinical trials were previously and may in the future be affected by the COVID-19 pandemic. This impact could result in further delays in site initiation and patient enrollment due to prioritization of hospital resources toward the COVID-19 pandemic, patients' inability to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, and restrictions on trial initiations imposed by hospitals and other trial sites as a result of the COVID-19 pandemic. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, was previously and may in the future be delayed or disrupted. Any such disruptions may further negatively impact the progress of our clinical trials, including the readouts of trial results, the timing of regulatory review, and any anticipated program milestones.
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
We face risks related to the development, manufacturing, and potential future commercialization of monoclonal antibodies targeting SARS-CoV-2.
In response to the COVID-19 pandemic, we developed REGEN-COV (known as Ronapreve in countries outside the United States), a novel investigational antibody cocktail treatment designed to prevent and treat infection from the SARS-CoV-2 virus. REGEN-COV received an EUA from the FDA in November 2020 for the treatment of mild to moderate COVID-19 in certain patients, which was revised in January 2022 to exclude its use in geographic regions (currently including all U.S. states, territories, and jurisdictions) where infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. In December 2022, the FDA issued a complete response letter concerning our BLA for REGEN-COV to treat COVID-19 in non-hospitalized patients and as prophylaxis in certain individuals. In light of these developments, we cannot predict whether (if at all) or to what extent REGEN-COV may be reauthorized or approved for use by the FDA in the future.
As discussed in this report, we are progressing "next generation" monoclonal antibodies targeting SARS-CoV-2 (together with REGEN-COV referred to below as "our COVID-19 monoclonal antibodies"). There can be no assurance as to the timing or success of any of these efforts or studies evaluating "next generation" antibodies and whether any of such antibodies will retain activity against present or future variants of concern.
We also face risks related to our significant investment in the development, supply, allocation, distribution, pricing, and potential future commercialization of our COVID-19 monoclonal antibodies. We have committed and may continue to commit significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of our COVID-19 monoclonal antibodies, which involves a complex manufacturing process that is both resource- and time-sensitive. For example, the impact of prioritizing certain manufacturing-related resources for our COVID-19 monoclonal antibodies has included and may in the future include, among other things, drawing down inventory safety stock levels for certain of our other products (including Dupixent and EYLEA). Depending on the demand for our products (including any future demand for our COVID-19 monoclonal antibodies), our ability to re-establish successfully our customary manufacturing cadence, and other relevant factors, we may not be able to replenish our inventory safety stock to the levels we deem prudent or supply our products and product candidates in sufficient quantities to satisfy our commercial and development needs. We expect our investment in the development and manufacture of our COVID-19 monoclonal antibodies to continue in 2023 and potentially beyond, although the magnitude of our investment will be subject to clinical data results, the duration of the COVID-19 pandemic, and other factors, including regulatory outcomes. If we are unable to obtain a new EUA for any of our "next generation" monoclonal antibodies, or obtain regulatory approvals for any of the foregoing, or if we make a strategic decision to discontinue development of, or not commercialize, our "next generation" COVID-19 monoclonal antibodies or are otherwise not successful in their commercialization, we may be unable to recoup our significant expenses incurred to date and/or in the future related to the development and production of such antibodies. While we previously recognized significant revenues in connection with sales of REGEN-COV, the degree to which any future sales of our COVID-19 monoclonal antibodies will continue to impact our results of operations is highly uncertain.
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA and Dupixent.
EYLEA net product sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the years ended December 31, 2022 and 2021, EYLEA net product sales in the United States represented 51% and 36% of our total revenues, respectively, with EYLEA net product sales as a percentage of our total revenues for the year ended December 31, 2021 being significantly lower due to the net product sales of REGEN-COV we recorded in that period under our agreements with the U.S. government. If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States (including as a result of the COVID-19 pandemic discussed above), or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) will expire after May 17, 2024. See "Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products" below. As a result, we face the risk of lower EYLEA net product sales due to biosimilar competition following such expiration, which may have a material adverse impact on our results of operations. While we have submitted a BLA for aflibercept 8 mg with the FDA, the degree to which any future net product sales of aflibercept 8 mg (if approved) may offset any potential decrease in EYLEA net product sales is highly uncertain.
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
We expect that the degree of commercial success of our marketed products will continue to depend on many factors, including the following (as applicable):
•any continued or future impact of SARS-CoV-2 (the virus that has caused the COVID-19 pandemic) on our business and the demand for our marketed products, as well as any continued or future impact on, among other things, our employees, collaborators, suppliers, and other third parties on which we rely, our ability to continue to manage our supply chain, and the global economy (as further discussed above under "Risks Related to the COVID-19 Pandemic - Our business may be further adversely affected by the effects of the COVID-19 pandemic");
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

•the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including measures requiring the U.S. government in the future to negotiate the prices of certain drugs and price reporting and other disclosure requirements and the potential impact of such requirements on physician prescribing practices and payor coverage;
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
•the outcome of the pending proceedings relating to EYLEA, Praluent, and REGEN-COV (described further in Note 16 to our Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
•the outcome of the pending government proceedings and investigations and other matters described in Note 16 to our Consolidated Financial Statements included in this report (including the civil complaint filed against us on June 24, 2020 in the U.S. District Court for the District of Massachusetts by the U.S. Attorney's Office for the District of Massachusetts); and
•the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so.
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
Further, there have been several recent U.S. Congressional inquiries and recently approved or proposed federal and state legislation and policies (in addition to those already in effect) designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. Notably, the U.S. Congress recently passed the IRA, which includes measures requiring the government to negotiate, with respect to drugs provided to Medicare patients and subject to a specified cap, the prices of a set number of certain high Medicare spending drugs and biological products per year starting in 2026 (including those covered under Medicare Part B, such as EYLEA and, potentially in the future, aflibercept 8 mg), measures penalizing manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and measures redesigning the Medicare Part D benefit to limit patient out-of-pocket drug costs and shift liabilities among stakeholders, including manufacturers. While enacted into law, it is unclear how the provisions of the IRA will be implemented and the extent to which the policy changes will ultimately impact reimbursement levels of our marketed products, including those covered under Medicare Part B (such as EYLEA) or our product candidates that may in the future be covered under Medicare Part B (such as aflibercept 8 mg). At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the legislation, proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
EYLEA and (if approved) aflibercept 8 mg. EYLEA faces and, if approved, aflibercept 8 mg will face, significant competition in the marketplace. For example, EYLEA competes in one or more of its approved indications with other VEGF inhibitors, including Novartis and Genentech/Roche's Lucentis, Novartis' Beovu, and Genentech/Roche's Susvimo and Vabysmo, as well as biosimilar versions of Lucentis commercialized in the United States by Biogen Inc. and Coherus BioSciences, Inc. Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME and RVO, EYLEA also competes with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye. If approved, we expect that aflibercept 8 mg will be entering a highly competitive environment; and our success in potentially commercializing aflibercept 8 mg will depend on a number of factors, including the extent to which we and our collaborators are able to differentiate aflibercept 8 mg from competitive products and the applicability of any restrictions imposed by payors at the time, such as step therapy.
Dupixent. The market for Dupixent's current and potential future indications is also increasingly competitive. In atopic dermatitis, there are topical and systemic JAK inhibitors and an antibody against IL-13 approved for atopic dermatitis and others are in development. In addition, a number of companies are developing antibodies against IL-4Ra, IL-13Ra1, OX40(L), and/or IL-31R that may compete with Dupixent in atopic dermatitis and other indications (including asthma and/or prurigo nodularis), as applicable. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or thymic stromal lymphopoietin ("TSLP"); and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP and EoE. There are several other potentially competitive products in development that may compete with Dupixent in asthma, as well as potential future indications, including antibodies against the IL-33 ligand or receptor. Dupixent also faces competition from inhaled products in asthma and potential future indications.
Libtayo. Libtayo also faces significant competition. There are several competitors that are marketing and/or developing antibodies against PD-1 and/or PDL-1 (some of which were approved in the relevant indications and commercialized before Libtayo), including Merck's Keytruda, Bristol-Myers Squibb's Opdivo, Roche's Tecentriq, and AstraZeneca's Imfinzi.
Other marketed products. There is also significant actual and potential future competition for other products marketed or otherwise commercialized by us and/or our collaborators under our collaboration agreements with them. For example, there are several companies that are marketing and/or developing antibodies or other molecules (such as small interfering RNA molecules, or siRNAs) against PCSK9, ANGPTL3 and IL-6 and/or IL-6R, which currently (or, for product candidates in development, may in the future if approved) compete with Praluent, Evkeeza, and Kevzara, respectively.

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
In addition, under the terms of our Antibody Collaboration, we and Sanofi co-commercialize Dupixent in the United States and, as further discussed below, certain jurisdictions outside the United States. As a result, we rely in part on Sanofi's sales and marketing organization for Dupixent. If we and Sanofi fail to coordinate our sales and marketing efforts effectively, sales of Dupixent may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent in countries outside the United States. While we exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we will continue to rely in part on Sanofi's sales and marketing organization in such jurisdictions.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable, which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the years ended December 31, 2022 and 2021, our gross product sales of such products to two customers accounted on a combined basis for 83% and 48% of our total gross product revenue, respectively, and gross product sales of REGEN-COV to the U.S. government accounted for an additional 43% of our total gross product revenue for the year ended December 31, 2021. We expect significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we are unable to establish commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have a fully established organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish some or all of these capabilities outside the United States for any product we decide to independently commercialize or co-commercialize outside the United States. For example, following the exercise of our option under the Antibody Collaboration to co-

commercialize Dupixent in certain jurisdictions outside the United States, we have established certain commercial capabilities for Dupixent in some of these jurisdictions and are in the process of establishing these capabilities in others. In addition, in 2022, we and Sanofi amended the IO Collaboration to transfer all rights to develop, commercialize, and manufacture Libtayo exclusively to our Company, on a worldwide basis, over the course of a defined transition period, and we will need to establish certain sales, marketing, distribution, and manufacturing capabilities for Libtayo to support certain markets outside the United States. See Part I, Item 1. "Business - Collaboration, License, and Other Agreements - Sanofi." We will also need to obtain and/or maintain regulatory approvals for Libtayo in many jurisdictions outside of the United States. There may be other circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.
In order to commercialize or co-commercialize any products outside the United States, we must build our sales, marketing, distribution, regulatory, managerial, and other capabilities in the relevant markets or make arrangements with third parties to perform these services, any of which will likely be expensive and time consuming and could delay product launch or the co-commercialization of a product in one or more markets outside the United States. We cannot be certain that we will be able to successfully develop commercial capabilities outside the United States (including as it relates to Dupixent and Libtayo) within an acceptable time frame, without incurring substantial expenses, or at all. These and other difficulties relating to commercializing our products outside the United States may harm our business, prospects, operating results, and financial condition.
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
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. The FDA's goal for a standard review is to review the application within a 10-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity ("NME") New Drug Application ("NDA") and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within six months of the filing date. However, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending, and may be delayed for reasons beyond our control. For example, an FDA travel complication related to scheduling a routine clinical trial site inspection in eastern Europe recently delayed the FDA's approval of our sBLA for the combination treatment of Libtayo with chemotherapy in NSCLC.
If we believe we meet eligibility requirements, we may apply for various regulatory incentives in the United States, such as breakthrough therapy designation, fast track designation, accelerated approval, or priority review, where available, that serve to expedite drug development and/or review, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not product candidates qualify for such regulatory incentives and benefits, and we cannot guarantee we would be successful in obtaining beneficial regulatory designations by the FDA or other regulatory agencies. Even if obtained, such designations may not result in faster development processes, reviews, or approvals compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may later decide that any of our development programs no longer meets the conditions for a beneficial regulatory designation (including due to factors beyond our control, such as intervening competitive developments) or decide that the time period for FDA review or approval will not be shortened.
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
In addition to the standard drug approval process, the Secretary of HHS may authorize the issuance of, and the FDA Commissioner may issue, an EUA to allow an unapproved medical product to be used in an emergency based on criteria established by the Food, Drug, and Cosmetic Act, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. An EUA terminates when the emergency determination underlying the EUA terminates. The FDA may also revoke, revise, or restrict an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization or the medical product is no longer effective in diagnosing, treating, or preventing the underlying health emergency. For example, in January 2022, the FDA revised the EUA previously granted for REGEN-COV to exclude its use in geographic regions (currently including all U.S. states, territories, and jurisdictions) where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. Any such termination, revocation, or revision of an EUA could adversely impact our business in a variety of ways, including by having to absorb related manufacturing and overhead costs as well as potential inventory write-offs if regulatory approval is not obtained timely or at all. For example, we have recorded a charge to write down inventory related to REGEN-COV as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in foreign jurisdictions. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities may ask for additional data in order to begin a clinical study, including Phase 3 clinical trials required to submit a Marketing Authorization Application ("MAA") in the EU. In addition, such authorities often have the authority to require post-approval studies, such as a PASS and/or PAES, which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in foreign countries before we can market that product or any other product in those countries.
Furthermore, we are subject to pharmacovigilance reporting and other pharmacovigilance requirements, which may differ in the numerous countries in which we conduct clinical trials. Failure to comply with any such requirements may result in the premature closure of the clinical trials and other enforcement actions by the relevant regulatory authorities. For example, if we do not manage to retain a QPPV, to maintain a PSMF, or to comply with other pharmacovigilance obligations in the EEA, we may be at risk of our clinical trials being closed prematurely, our marketing authorization being suspended, and we may be subject to other enforcement actions by the national competent authorities of the EEA or the EC.
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
Additionally, conducting clinical trials in foreign countries presents additional risks, including political and economic risks that are not present in the United States, such as armed conflict and economic embargoes or boycotts. For example, we and our collaborators are currently conducting and may in the future conduct or initiate clinical trials with sites in Russia and/or Ukraine. While we currently do not expect the conflict between Russia and Ukraine and related developments to have a significant impact on our ability to obtain results from clinical trials conducted by us or our collaborators, actions taken by Russia or potentially other countries in Ukraine and surrounding areas may adversely affect our ability to adequately conduct certain clinical trials and maintain compliance with relevant protocols due to, among other reasons, the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence, or other governmental action or other events that restrict movement. These developments may also result in our inability to access sites for monitoring or to obtain data from affected sites or patients going forward. We could also experience disruptions in our supply chain or limits to our ability to provide sufficient investigational materials in Ukraine and surrounding regions. Clinical trial sites may suspend or terminate the trials being conducted and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in such trials. Alternative sites in these areas may not be available and we may need to find other countries to conduct the relevant trials. Furthermore, military action may prevent the FDA or other regulatory agencies from inspecting clinical sites in these countries. Such interruptions may delay our plans for clinical development and approvals for our product candidates.
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
Many of our clinical trials are conducted under the oversight of Independent Data Monitoring Committees ("IDMCs"). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results. For example, we previously discontinued actively treating patients with fasinumab following a recommendation from the responsible IDMC that the program be terminated based on available evidence to date; and we later discontinued further clinical development of fasinumab. The recommended termination or material modification of any of our ongoing late-stage clinical trials by an IDMC could negatively impact the future development of our product candidate(s), and our business, prospects, operating results, and financial condition may be materially harmed.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. In addition, other parties may allege that our drug-delivery devices infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 16 to our Consolidated Financial Statements. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. For example, certain of our U.S. patents (including those pertaining to our key products, such as EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination, as described in Note 16 to our Consolidated Financial Statements included in this report. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Such opposition proceedings are increasingly common in Europe and are costly to defend. For example, in 2021, anonymous parties initiated opposition proceedings in the European Patent Office ("EPO") against our European Patent No. 2,944,306 (which concerns pre-filled syringes comprising ophthalmic formulations containing VEGF antagonists such as aflibercept for intravitreal administration), as described in Note 16 to our Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent, as described in Note 16 to our Consolidated Financial Statements. In addition, we are currently party to patent infringement and other proceedings relating to EYLEA and REGEN-COV, as described in Note 16 to our Consolidated Financial Statements.
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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. We are aware of several companies developing biosimilar versions of EYLEA, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) extends through May 17, 2024 following the pediatric exclusivity granted by the FDA. The loss of market exclusivity for a product (such as EYLEA) would likely materially and negatively affect revenues from product sales of that product and thus our financial results and condition.
Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could adversely affect our ability to commercialize our marketed products and, if approved, our product candidates and to advance our clinical pipeline.
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. For example, as described in Part I, Item 1. "Business," in 2020, we entered into a collaboration agreement with Roche to develop, manufacture, and distribute REGEN-COV (known as Ronapreve in other countries outside the United States). As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. The COVID-19 pandemic has exacerbated and may in the future further exacerbate certain of these risks. For example, the impact of prioritizing certain manufacturing-related resources for our COVID-19 monoclonal antibodies has included and may in the future include, among other things, drawing down inventory safety stock levels for certain of our other products (including Dupixent and EYLEA). Depending on the demand for our products (including any future demand for our COVID-19 monoclonal antibodies), our ability to re-establish successfully our customary manufacturing cadence, and other relevant factors, we may not be able to replenish our inventory safety stock to the levels we deem prudent or supply our products and product candidates in sufficient quantities to satisfy our commercial and development needs. We also rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.

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
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we are in the process of constructing fill/finish facilities (refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for information about expected capital expenditures relating to this and other projects). In addition, we may need to develop or acquire additional manufacturing capabilities to the extent we or our collaborators pursue the development of drugs generated by means other than our existing "Trap" or VelociSuite technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and it could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
Our ability to manufacture products may be impaired if any of our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture products in our Rensselaer, New York and Limerick, Ireland facilities and at additional facilities (if any) in the future (including our ability to conduct any fill/finish activities in the future), the ability of our collaborators to manufacture products at their facilities, and our ability to utilize other third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 16 to our Consolidated Financial Statements. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.

If sales of our marketed products do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties or our collaborators.
We use our manufacturing facilities primarily to produce bulk product for commercial supply of our marketed products and clinical and preclinical candidates for ourselves and our collaborations. We also plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products and new product candidates if they are approved for marketing or otherwise authorized for use. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us. In addition, if we or our collaborators experience excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during each of the years ended December 31, 2022 and 2021, we recorded a charge to write down inventory related to REGEN-COV as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment for individuals and the curtailment or restructuring of operations. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 16 to our Consolidated Financial Statements included in this report, we are party to civil litigation initiated in 2020 by the U.S. Attorney's Office for the District of Massachusetts concerning our support of a 501(c)(3) organization that provides financial assistance to patients; and we are cooperating with pending government investigations concerning certain other business activities. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion in any such proceedings or investigations could harm our business, prospects, operating results, and financial condition.
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
In addition, the final regulation issued by HRSA regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities has affected our obligations and potential liability under the 340B program. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our financial results. Moreover, under a final regulation effective January 13, 2021, HRSA established an ADR process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. On November 30, 2022, HRSA issued a notice of proposed rulemaking that proposes several changes to the ADR process. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the SEC and The NASDAQ Stock Market LLC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations. For example, in March 2022, the SEC proposed new rules for extensive and prescriptive climate-related disclosure in annual reports and registration statements, which would also require inclusion of certain climate-related financial metrics in companies' audited financial statements. Also in March 2022, the SEC proposed rules that are intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, and governance, as well as cybersecurity incident reporting, by public companies. Our efforts to comply with these requirements and regulations (as well as corporate governance and disclosure expectations of investors and other stakeholders) have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.

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
The U.S. federal or state governments could carry out other significant changes in legislation, regulation, or government policy, including with respect to government reimbursement changes or drug price control measures (such as those discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of reimbursement from third-party payors, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition") or the PPACA or other healthcare reform laws. While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business.
Risks associated with our operations outside the United States could adversely affect our business.
We have operations and conduct business in several countries outside the United States and we plan to expand these activities. For example, as discussed above, we perform co-commercialization activities under the Antibody Collaboration related to Dupixent in certain jurisdictions outside the United States and we will need to establish commercial capabilities related to Libtayo in certain markets outside the United States following the amendment to the IO Collaboration. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, and many of these risks will increase as we expand our activities in such jurisdictions. These risks include:
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
We have large-scale manufacturing operations in Limerick, Ireland and have also established offices in the United Kingdom, Germany, and other countries outside the United States. Changes impacting our ability to conduct business in the those countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.
We may incur additional tax liabilities related to our operations.
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. The Internal Revenue Service or other domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns (see also Note 15 to our Consolidated Financial Statements included in this report). Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). For example, the IRA has created a new corporate alternative minimum tax of 15% on adjusted financial statement income that applies to certain corporations for tax years beginning after December 31, 2022. Further specifics of this legislation will be outlined in Treasury regulations and any impact to the Company will depend on a number of factors, including any offsets for foreign tax credits or general business credits. The IRA also created an excise tax of 1% of the value of certain stock repurchases after December 31, 2022 that generally applies to publicly traded domestic corporations. We are in the process of evaluating the potential impact of these alternative minimum and excise tax provisions of the IRA. Other changes to U.S. tax laws and/or recommendations from the Organization for Economic Co-operation and Development (the "OECD") regarding a global minimum tax and other changes being considered and/or implemented in countries where we operate could materially impact our tax provision, cash tax liability, and effective tax rate. In addition, recommendations by the OECD and the EU could require companies to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny. Even though we regularly assess the information provided to tax authorities in determining the appropriateness of our tax reserves, such tax authorities could take a position that is contrary to our expectations, and the result could adversely affect our provision for income tax and our current rate.
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
Most U.S. health care providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to privacy and security regulations promulgated under HIPAA. For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with many research institutions, which are subject to HIPAA. Regeneron is not a covered entity or business associate under HIPAA and thus is not subject to its requirements. However, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly receive PHI in a manner that is not permitted under HIPAA. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive PHI from a health care provider or research institution that has not satisfied HIPAA's requirements for its disclosure. There are instances where we collect and maintain personal data, which may include health information that is outside the scope of HIPAA but within the scope of state health privacy laws or similar state level privacy legislation. This information may be received throughout the clinical trial process, in the course of our research collaborations, directly from individuals who enroll in our patient assistance programs, and from our own employees in a pandemic response process (such as in connection with the COVID-19 pandemic).
Consumer protection laws impact the manner in which we develop and maintain processes to support our patient assistance programs, product marketing activities, and the sharing of employee and clinical data for internal and third-party commercial activities. Several U.S. states have proposed and passed consumer privacy laws, which were modeled after the CCPA and influenced by the GDPR. The CCPA is a consumer protection law that establishes requirements for data use and sharing transparency and provides California residents with personal data privacy rights regarding the use, disclosure, and retention of their personal data. Amendments to the CCPA have, among other things, imposed new obligations to provide notice where personal data will be de-identified. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with data privacy incidents involving certain elements of personal data. These claims may result in significant liability and damages. These laws and regulations are constantly evolving and may impose limitations on our business activities. Several other U.S. states have introduced similar consumer protection laws, some of which are set to go into effect in the near future. At the federal level, Section 5 of the FTC Act is a consumer protection law that bars unfair and deceptive acts and practices and requires, among other things, companies to notify individuals that they will safeguard their personal data and that they will fulfil the commitments made in their privacy notices. The FTC has brought legal actions against organizations that have violated consumers' privacy rights or have misled them by failing to maintain appropriate security.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of December 31, 2022, we had an aggregate of $2.701 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of December 31, 2022, we had $3.106 billion in cash and cash equivalents and $11.228 billion in marketable securities (including $1.210 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
•impact of the COVID-19 pandemic on our business, including the degree of success (if any) of our efforts to develop "next generation" COVID-19 monoclonal antibodies and any potential future sales of our COVID-19 monoclonal antibodies;
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2022, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2022. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $745.2 million remained available as of December 31, 2022); and, in January 2023, our board of directors authorized an additional $3.0 billion for share repurchases. There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2022, holders of Class A Stock held 14.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of December 31, 2022:
•our current executive officers and directors beneficially owned 7.1% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2022, and 18.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2022; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2022. In addition, these five shareholders plus our Chief Executive Officer held approximately 46.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2022.

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
•a requirement that any shareholder seeking to bring business before an annual meeting of shareholders must provide timely notice of this intention in writing and meet various other requirements; and
•under the New York Business Corporation Law, in addition to certain restrictions which may apply to "business combinations" involving our Company and an "interested shareholder," a plan of merger or consolidation of our Company must be approved by two-thirds of the votes of all outstanding shares entitled to vote thereon. See the risk factor above captioned "Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management."
Further, certain of our collaborators are currently bound by "standstill" provisions under their respective agreements with us. These include the January 2014 amended and restated investor agreement between us and Sanofi, as amended, and our 2016 ANG2 license and collaboration agreement with Bayer, which contractually prohibit Sanofi and Bayer, respectively, from seeking to directly or indirectly exert control of our Company or acquiring more than a specified percentage of our Class A Stock and Common Stock, taken together (30% in the case of Sanofi and 20% in the case of Bayer).
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
Tarrytown, New York
At our Tarrytown, New York location, we lease approximately 1,467,000 square feet of laboratory and office space. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases" for further details. We also own an approximate 100-acre parcel of land adjacent to our Tarrytown, New York location, which we are in the process of developing, primarily in connection with expanding our research and support facilities to accommodate our growth.
Rensselaer, New York
We own facilities in Rensselaer, New York totaling approximately 1,189,000 square feet of manufacturing, research, office, and warehouse space. This includes approximately 452,000 square feet of warehouse, laboratory, and office space which we constructed on a 130-acre parcel of land near our Rensselaer facility. We are in the process of further developing this property, primarily in connection with constructing a fill/finish facility.
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
As of January 26, 2023, there were 161 shareholders of record of our Common Stock and 14 shareholders of record of our Class A Stock.
We have never paid cash dividends on our Common Stock or Class A Stock and do not anticipate paying any in the foreseeable future.
STOCK PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron's Common Stock with the cumulative total return of (i) the NASDAQ US Benchmark Pharmaceuticals Total Return Index ("NQ US Pharma TR Index"), and (ii) Standard & Poor's 500 Stock Index ("S&P 500") for the period from December 31, 2017 through December 31, 2022. The comparison assumes that $100 was invested on December 31, 2017 in our Common Stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Regeneron
S&P 500
NQ US Pharma TR Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Regeneron	$100.00	$99.35	$99.87	$128.50	$167.98	$191.91
S&P 500	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
NQ US Pharma TR Index	$100.00	$106.80	$122.30	$135.17	$168.13	$187.21
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended December 31, 2022. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b) (in millions)
10/1/2022–10/31/2022	48,078		$719.10	48,078		$1,151.7
11/1/2022–11/30/2022	236,526		$737.86	234,834		$978.4
12/1/2022–12/31/2022	418,427		$737.15	317,470		$745.2
Total	703,031	(a)		600,382	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

(b) In January 2023, our board of directors authorized a new share repurchase program to repurchase up to an additional $3.0 billion of our Common Stock. See Item 7. "Liquidity and Capital Resources - Share Repurchase Programs" for further details.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed with the SEC on February 7, 2022) for additional discussion of our financial condition and results of operations for the year ended December 31, 2020, as well as our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.
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
We currently have nine FDA-approved products that have received marketing approval and approximately 35 product candidates in clinical development, almost all of which were homegrown in our laboratories. In addition, REGEN-COV was authorized under an EUA for COVID-19 from November 2020 until January 2022 when the EUA was revised to exclude its use in geographic regions where infection or exposure is likely due to a variant that is not susceptible to the treatment (see Part I, Item 1. "Business - Additional Information - Clinical Development Programs"). Refer to Part I, Item 1. "Business - Products" and "Business - Programs in Clinical Development" for additional information related to marketed products and product candidates.
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the continued success in commercializing EYLEA and Dupixent, as well as on whether we are able to obtain regulatory approval for aflibercept 8 mg and are successful in commercializing it. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. In addition, our research and development activities and related costs which are not reimbursed are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our results of operations or financial condition.
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
Collaborative Arrangements
We have entered into various collaborative arrangements to research, develop, manufacture, and commercialize products and/or product candidates. Our collaboration agreements may require us to deliver various rights, services, and/or goods across the entire life cycle of a product or product candidate. In agreements involving multiple goods or services promised to be transferred to our collaborator, we must assess, at the inception of the contract, whether each promise represents a separate obligation (i.e., is "distinct"), or whether such promises should be combined as a single unit of account. When we have a combined unit of account which includes a license and providing research and development services to our collaborator, recognition of up-front payments and development milestones earned from our collaborator is deferred (as a liability) and recognized over the development period (i.e., over time) typically using an input method on the basis of our research and development costs incurred relative to the total expected cost which determines the extent of our progress toward completion (see "Results of Operations - Expenses - Other Operating (Income) Expense" below for further information related to amounts recognized in connection with such estimates). We review our estimates each period and make revisions to such estimates as necessary. Due to the variability in the scope of activities and length of time necessary to develop a drug product, potential delays in development programs, changes to development plans and budgets as programs progress, including if we and our collaborators decide to expand or contract our clinical plans for a drug candidate in various disease indications, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to our estimates are likely to occur periodically, potentially resulting in material changes to amounts recognized.
If our collaborator performs research and development work or commercialization-related activities and the parties share the related costs, we also recognize, as expense (e.g., research and development expense or selling, general and administrative expense, as applicable) in the period when our collaborator incurs such expenses, the portion of the collaborator's expenses that we are obligated to reimburse. Our collaborators provide us with estimated expenses for the most recent fiscal quarter. The estimates are revised, if necessary, in subsequent periods if actual expenses differ from those estimates.
Under certain of the Company's collaboration agreements, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. In arrangements where we:
•supply commercial product to our collaborator, we may be reimbursed for our manufacturing costs as commercial product is shipped to the collaborator (however, recognition of such cost reimbursements may be deferred until the product is sold by our collaborator to third-party customers);
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
Stock-based Compensation
We recognize stock-based compensation expense for equity grants under our long-term incentive plans to employees and non-employee members of our board of directors (as applicable) based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, we reassess our forfeiture rate assumptions at least annually, considering both historical forfeiture experience and an estimate of future forfeitures for currently outstanding unvested awards. The assumptions used in computing the fair value of equity awards reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside our control. Changes in any of these assumptions may materially affect the fair value of awards granted and the amount of stock-based compensation recognized in future periods.
We use the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options' expected lives. Expected volatility is estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options' expected lives. Expected lives are principally based on our historical exercise experience with previously issued employee and board of director option grants. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future.
We use a Monte Carlo simulation to compute the estimated fair value of performance-based restricted stock units that are subject to vesting based on the Company's attainment of pre-established performance criteria that include a market condition.
For performance-based restricted stock units that contain a performance condition, we recognize stock-based compensation expense if and when we determine that it is probable the performance condition will be achieved (based on the number of shares expected to be vested and issued). We reassess the probability of achievement at each reporting period and adjust compensation cost, as necessary. If there are any changes in our probability assessment, we recognize a cumulative catch-up adjustment in the period of the change in estimate, with the remaining unrecognized expense recognized prospectively over the remaining requisite service period. If we subsequently determine that the performance criteria are not met or are not expected to be met, any amounts previously recognized as compensation expense are reversed in the period when such determination is made.
See Note 13 to our Consolidated Financial Statements for stock-based compensation expense and related assumptions used in determining the fair value of our awards.
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
The Company recognizes the financial statement effects of a tax position when management's assessment is that there is more than a 50% probability that the position will be sustained upon examination by a taxing authority based upon its technical merits. Uncertain tax positions are recorded based upon certain recognition and measurement criteria. Significant judgment is required in making this assessment, and, therefore, we re-evaluate uncertain tax positions and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. We adjust the amount of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain tax positions.
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
See "Results of Operations - Expenses - Cost of Goods Sold" below for further information related to our inventory write-offs and reserves.
Intangible Assets
Intangible assets acquired in connection with an asset acquisition are recorded at cost. Intangible assets are amortized over the estimated useful lives of the assets based on the pattern in which the economic benefits of the intangible assets are consumed; if that pattern cannot be reliably determined, a straight-line basis is used. If contingent consideration is recognized subsequent to the acquisition date in an asset acquisition, the amount of such consideration is recorded as an addition to the cost basis of the intangible asset with a cumulative catch-up adjustment for amortization expense as if the additional amount of consideration had been accrued from the outset of the acquisition.
Our intangible assets are reviewed for recoverability whenever events or changes in circumstances (e.g., changes in economic, regulatory, or legal conditions) indicate that the carrying amount of the asset may not be recoverable. If an indicator of impairment exists, we compare the projected undiscounted cash flows to be generated by the asset to the intangible asset's carrying amount. If the projected undiscounted cash flows of the intangible asset are less than the carrying amount, the intangible asset is written down to its fair value in the period in which the impairment occurs.
As described in Part I, Item 1. "Business - Collaboration, License, and Other Agreements - Sanofi - Immuno-Oncology," effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under the A&R IO LCA with Sanofi. The transaction was accounted for as an asset acquisition and amounts paid to Sanofi in connection with obtaining the worldwide rights to Libtayo, including the up-front payment and any contingent consideration, are recorded as an intangible asset. Due to the complexity of the terms of the amendments to the collaboration agreements in contemplation of the acquisition of the worldwide rights to Libtayo, significant judgment was applied in identifying the elements of the transaction and evaluating the timing and recognition of contingent consideration.
See Note 8 to our Consolidated Financial Statements for further information related to our intangible assets.
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
Results of Operations
Net Income

	Year Ended December 31,
(In millions, except per share data)	2022	2021	2020
Revenues	$12,172.9	$16,071.7	$8,497.1
Operating expenses	7,434.0	7,124.9	4,920.5
Income from operations	4,738.9	8,946.8	3,576.6
Other income (expense)	119.9	379.0	233.8
Income before income taxes	4,858.8	9,325.8	3,810.4
Income tax expense	520.4	1,250.5	297.2
Net income	$4,338.4	$8,075.3	$3,513.2

Net income per share - diluted	$38.22	$71.97	$30.52

Revenues

	Year Ended December 31,			$ Change
(In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net product sales:
EYLEA - U.S.	$6,264.6	$5,792.3	$4,947.2	$472.3	$845.1
Libtayo - U.S.	374.5	306.3	270.7	68.2	35.6
Libtayo - ROW	73.0	—	—	*	*
Praluent - U.S.**	130.0	170.0	150.9	(40.0)	*
REGEN-COV - U.S.	—	5,828.0	185.7	(5,828.0)	5,642.3
Evkeeza - U.S.	48.6	18.4	—	30.2	18.4
Inmazeb - U.S.	3.0	—	—	3.0	—
ARCALYST - U.S.***	—	2.2	13.1	*	*
Total net product sales	$6,893.7	$12,117.2	$5,567.6	$(5,294.3)	$6,541.4

Collaboration revenue:
Sanofi	$2,855.7	$1,902.2	$1,186.4	$953.5	$715.8
Bayer	1,430.7	1,409.3	1,186.1	21.4	223.2
Roche	627.3	361.8	—	265.5	361.8
Other	0.4	—	—	0.4	—
Other revenue	365.1	281.2	557.0	83.9	(275.8)
Total revenues	$12,172.9	$16,071.7	$8,497.1	$(3,969.6)	$7,566.4

* Not meaningful
** Net product sales of Praluent in the United States were recorded by Sanofi prior to April 1, 2020.
*** Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States. Previously, the Company recorded net product sales of ARCALYST in the United States.
Net Product Sales
Net product sales of EYLEA in the United States increased in 2022, compared to 2021, due to higher sales volume partly offset by an increase in sales-related deductions.
As described in Part I, Item. 1. "Business - Collaboration, License, and Other Agreements - Sanofi - Immuno-oncology", effective July 1, 2022, the Company became solely responsible for the research, development, and commercialization of Libtayo worldwide and began recording net product sales of Libtayo outside the United States.
During the years ended December 31, 2021 and 2020, we recorded net product sales of REGEN-COV in connection with our agreements with the U.S. government. As of December 31, 2021, the Company had completed its final deliveries of drug product under its agreements with the U.S. government; as a result, there were no net product sales of REGEN-COV in the United States recorded during the year ended December 31, 2022. Refer to Part I, Item 1. "Business - Agreements Related to COVID-19 - U.S. Government" for further details.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts; distribution-related fees; and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2019	$80.3	$46.4	$29.4	$156.1
Provisions	762.9	279.9	94.1	1,136.9
Credits/payments	(641.0)	(249.1)	(78.7)	(968.8)
Balance as of December 31, 2020	202.2	77.2	44.8	324.2
Provisions	1,047.1	363.6	150.4	1,561.1
Credits/payments	(1,034.7)	(360.8)	(127.6)	(1,523.1)
Balance as of December 31, 2021	214.6	80.0	67.6	362.2
Provisions	1,537.3	431.1	141.1	2,109.5
Credits/payments	(1,398.0)	(399.7)	(127.2)	(1,924.9)
Balance as of December 31, 2022	$353.9	$111.4	$81.5	$546.8
Sanofi Collaboration Revenue

	Year Ended December 31,
(In millions)	2022	2021	2020
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$2,082.0	$1,363.0	$785.2
Sales-based milestones earned	100.0	50.0	50.0
Reimbursement for manufacturing of commercial supplies(a)	633.7	488.8	368.0
Other	28.7	—	—
Total Antibody	2,844.4	1,901.8	1,203.2

Total Immuno-oncology	11.3	0.4	(16.8)
Total Sanofi collaboration revenue	$2,855.7	$1,902.2	$1,186.4

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing
As the A&R IO LCA became effective July 1, 2022, the three months ended June 30, 2022 was the last period in which Sanofi collaboration revenue was recognized in connection with the immuno-oncology collaborative arrangement.
Antibody
Global net product sales of Dupixent and Kevzara are recorded by Sanofi. The increase in our share of profits in connection with commercialization of antibodies during the year ended December 31, 2022, compared to 2021, was driven by profits associated with higher Dupixent sales, partly offset by the impact of the amendment to the Antibody License and Collaboration Agreement. As described in Part I, Item 1. "Business - Collaboration, License, and Other Agreements - Sanofi - Antibody", on July 1, 2022, an amendment to the Antibody License and Collaboration Agreement became effective, pursuant to which the percentage of Regeneron's share of profits in any calendar quarter used to reimburse Sanofi for development costs which were funded by Sanofi increased from 10% to 20%. In addition, the amount of our share of profits we earned in connection with commercialization of antibodies outside the United States was adversely impacted in 2022 by the U.S. dollar strengthening against foreign currencies, including the Japanese yen and the euro.

Regeneron's share of profits in connection with the commercialization of Dupixent, Praluent (through March 31, 2020), and Kevzara is summarized below:

	Year Ended December 31,
(In millions)	2022	2021	2020
Dupixent, Praluent, and Kevzara net product sales(a)	$9,039.2	$6,536.3	$4,394.5
Regeneron's share of collaboration profits	2,405.5	1,511.5	871.5
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(266.6)	(148.5)	(86.3)
One-time payment in connection with amendment to the Antibody License and Collaboration Agreement	(56.9)	—	—
Regeneron's share of profits in connection with commercialization of antibodies	$2,082.0	$1,363.0	$785.2

Regeneron's share of collaboration profits as a percentage of Dupixent, Praluent, and Kevzara net product sales	23%	21%	18%

(a) Global net product sales of Dupixent and Kevzara are recorded by Sanofi. The quarter ended March 31, 2020 was the last quarter for which Sanofi and the Company shared profits and losses in connection with Sanofi's global net sales and the related commercialization of Praluent (see further details below); therefore, the quarter ended March 31, 2020 was the last quarter for which net product sales of Praluent were included in the table above.

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
During the year ended December 31, 2022, we earned two $50.0 million sales-based milestones from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion and $2.5 billion, respectively, on a rolling twelve-month basis. During the year ended December 31, 2021, we earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.5 billion on a rolling twelve-month basis. We are entitled to receive the final sales milestone payment of $50.0 million that would be earned when such sales outside the United States exceed $3.0 billion on a rolling twelve-month basis.
The increase in reimbursements for manufacturing of commercial supplies in 2022, compared to 2021, was primarily due to higher Dupixent sales, as revenue for such cost reimbursements is recognized when the product is sold by Sanofi to third-party customers.
Bayer Collaboration Revenue

	Year Ended December 31,
(In millions)	2022	2021	2020
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$1,317.4	$1,349.2	$1,107.9
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	91.4	60.1	78.2
One-time payment in connection with change in Japan arrangement	21.9	—	—
Total Bayer collaboration revenue	$1,430.7	$1,409.3	$1,186.1

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing

Bayer records net product sales of EYLEA outside the United States. The amount of the share of profits we earned in connection with commercialization of EYLEA outside the United States was adversely impacted in 2022 by the U.S. dollar strengthening against foreign currencies, including the Japanese yen and the euro.
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States is summarized below:

	Year Ended December 31,
(In millions)	2022	2021	2020
EYLEA net product sales outside the United States	$3,382.8	$3,450.9*	$2,820.7*
Regeneron's share of collaboration profit from sales outside the United States	$1,375.1	$1,408.3	$1,165.8
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(57.7)	(59.1)	(57.9)
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$1,317.4	$1,349.2	$1,107.9

Regeneron's share of profits as a percentage of EYLEA net product sales outside the United States	39%	39%	39%

* Effective January 1, 2022, the Company and Bayer commenced sharing equally in profits and losses based on sales from Bayer to its distributor in Japan. Previously, the Company received from Bayer a tiered percentage of sales based on sales by Bayer's distributor in Japan. Consequently, the prior year net product sales amount has been revised for comparability purposes.

Roche Collaboration Revenue
As described in Part I, Item 1. "Business - Agreements Related to COVID-19 - Roche", Roche distributes and records net product sales of Ronapreve outside the United States, and the parties share gross profits from worldwide sales of REGEN-COV and Ronapreve, depending on the amount of manufactured product supplied by each party to the market. Each quarter, a single payment is due from one party to the other to true-up the global gross profits between the parties. If Regeneron is to receive a true-up payment from Roche, such amount will be recorded to collaboration revenue. If Regeneron is to make a true-up payment to Roche, such amount will be recorded to Cost of goods sold.
During the years ended December 31, 2022 and 2021, the Company recognized $627.3 million and $361.8 million, respectively, of global gross profit payments from Roche within collaboration revenue.
Other Revenue
Other revenue increased in 2022, compared to 2021, primarily due to higher reimbursements for the manufacture of commercial supplies for Sanofi related to Praluent outside the United States.
Expenses

	Year Ended December 31,			Change
(In millions, except headcount data)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Research and development(a)	$3,592.5	$2,860.1	$2,647.0	$732.4	$213.1
Acquired in-process research and development	255.1	48.0	88.0	207.1	(40.0)
Selling, general, and administrative(a)	2,115.9	1,824.9	1,346.0	291.0	478.9
Cost of goods sold	800.0	1,773.1	491.9	(973.1)	1,281.2
Cost of collaboration and contract manufacturing(b)	760.4	664.4	628.0	96.0	36.4
Other operating (income) expense, net	(89.9)	(45.6)	(280.4)	(44.3)	234.8
Total operating expenses	$7,434.0	$7,124.9	$4,920.5	$309.1	$2,204.4

Average headcount	11,115	9,884	8,495	1,231	1,389

(a) Includes costs incurred net of any cost reimbursements from collaborators who are not deemed to be our customers
(b) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others.

Operating expenses in 2022, 2021, and 2020 included a total of $725.0 million, $601.7 million, and $432.0 million, respectively, of stock-based compensation expense related to equity awards granted under our long-term incentive plans. As of December 31, 2022, unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock (including performance-based restricted stock units) was $572.0 million and $1.064 billion, respectively. We expect to recognize this stock-based compensation expense related to stock options and restricted stock over weighted-average periods of 1.8 years and 2.6 years, respectively.
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

	Year Ended December 31,			$ Change
(In millions)	2022	2021*	2020*	2022 vs. 2021	2021 vs. 2020
Direct research and development expenses:
Dupixent (dupilumab)	$156.5	$146.4	$129.7	$10.1	$16.7
Libtayo (cemiplimab)	138.0	146.2	155.3	(8.2)	(9.1)
EYLEA and aflibercept 8 mg	81.2	102.2	72.2	(21.0)	30.0
Pozelimab	72.4	28.3	16.0	44.1	12.3
Odronextamab	66.0	34.9	35.0	31.1	(0.1)
Linvoseltamab	45.5	18.7	11.4	26.8	7.3
Fianlimab	43.4	8.7	9.1	34.7	(0.4)
REGEN-COV	32.8	309.8	290.7	(277.0)	19.1
Other product candidates in clinical development and other research programs	407.1	401.0	587.8	6.1	(186.8)
Total direct research and development expenses	1,042.9	1,196.2	1,307.2	(153.3)	(111.0)

Indirect research and development expenses:
Payroll and benefits	1,195.5	981.4	816.6	214.1	164.8
Lab supplies and other research and development costs	181.0	142.0	138.3	39.0	3.7
Occupancy and other operating costs	508.5	414.9	335.7	93.6	79.2
Total indirect research and development expenses	1,885.0	1,538.3	1,290.6	346.7	247.7

Clinical manufacturing costs	938.3	621.7	686.1	316.6	(64.4)

Reimbursement of research and development expenses by collaborators	(273.7)	(496.1)	(636.9)	222.4	140.8

Total research and development expenses	$3,592.5	$2,860.1	$2,647.0	$732.4	$213.1

* Certain prior year amounts have been reclassified to conform to the current year's presentation

Total research and development expenses increased in 2022, compared to 2021, partially due to the impact of the amendments to the Sanofi collaboration agreements described above in Part I, Item 1. "Business - Collaboration, License, and Other Agreements - Sanofi," as (i) Sanofi is no longer reimbursing us for 50% of Libtayo development costs, and (ii) effective July 1, 2022, we recognize our 50% share of research and development expenses in connection with the Sanofi Antibody Collaboration.
Research and development expenses included stock-based compensation expense of $406.8 million and $316.6 million in 2022 and 2021, respectively.
Reimbursement of research and development expenses by collaborators included reimbursements from Roche related to REGEN-COV of $128.1 million for the year ended December 31, 2021. For the year ended December 31, 2022, such reimbursements from Roche related to REGEN-COV were not material.
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
Acquired In-process Research and Development ("IPR&D")
Acquired IPR&D in 2022 included a $195.0 million charge related to our acquisition of Checkmate, a $30.0 million up-front payment in connection with our collaboration agreement with CytomX Therapeutics, Inc., and a $20.0 million opt-in payment in connection with a product candidate under our collaboration agreement with Adicet Bio, Inc. Acquired IPR&D in 2021 included $34.0 million in aggregate up-front payments in connection with our collaboration agreement with Nykode Therapeutics and in 2020 included $85.0 million in aggregate up-front payments in connection with our collaboration agreement with Intellia.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in 2022, compared to 2021, primarily due to higher headcount and headcount-related costs, an increase in commercialization-related expenses for Libtayo (as effective July 1, 2022, the Company became solely responsible for the commercialization of Libtayo worldwide), and higher contributions to an independent not-for-profit patient assistance organization, partly offset by costs in 2021 for educational campaigns related to COVID-19 that did not recur during 2022. Selling, general, and administrative expenses also included $256.4 million and $213.3 million of stock-based compensation expense in 2022 and 2021, respectively.
Cost of Goods Sold
Cost of goods sold decreased in 2022, compared to 2021, primarily due to the Company recognizing REGEN-COV net product sales (and corresponding cost of goods sold) in the United States during 2021 and a 2021 payment of $259.6 million owed in connection with global gross profits under our Roche collaboration agreement; such transactions did not recur in 2022. Cost of goods sold also decreased during 2022 since effective July 1, 2022, as a result of the A&R IO LCA described in Part I, Item 1. "Business - Collaboration, License, and Other Agreements - Sanofi - Immuno-Oncology", we are no longer obligated to pay Sanofi for their share of Libtayo U.S. gross profits (during the six months ended June 30, 2022, Cost of goods sold included $70.1 million related to our obligation for Sanofi's share of Libtayo U.S. gross profits compared to $133.0 million for full year 2021).
Cost of goods sold in 2022 also decreased, compared to 2021, due to lower inventory write-offs and reserves. Inventory write-offs and reserves were $258.7 million in 2022 (including $157.4 million in the fourth quarter of 2022) compared to $457.1 million in 2021 (including $269.2 million in the fourth quarter of 2021). These inventory write-offs and reserves were primarily related to REGEN-COV. Refer to Part I, Item 1. "Business - Additional Information - Clinical Development Programs - REGEN-COV (casirivimab and imdevimab)" for further information related to regulatory developments for REGEN-COV which negatively impacted the estimated realizable value of inventory on hand.

Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased in 2022, compared to 2021, primarily due to the recognition of costs in connection with manufacturing additional commercial supplies for Sanofi related to Praluent outside the United States and Dupixent, and manufacturing costs associated with EYLEA outside the United States.
Other Operating (Income) Expense
Other operating (income) expense, net, includes recognition of a portion of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with Sanofi IO, Teva, and MTPC collaborative arrangements.
During 2022, the Company discontinued further clinical development of fasinumab, and, as a result, recorded $44.4 million (as an increase to other operating income) related to our Teva and MTPC collaborative arrangements as we deemed our obligation to provide development services in connection with these collaborative arrangements to be complete.
As the A&R IO LCA became effective July 1, 2022, the three months ended June 30, 2022 was the last period in which such amounts were recognized in connection with our Sanofi immuno-oncology collaborative arrangement. During 2021, we updated our estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the Sanofi IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $66.9 million as a reduction to other operating income.
Other Income (Expense)
Other income (expense) consists of the following:

	Year Ended December 31,
(In millions)	2022	2021	2020
Unrealized (losses) gains on equity securities, net	$(39.8)	$386.1	$196.0
Interest income	160.1	45.8	75.4
Other	59.0	4.4	19.3
Other income (expense), net	179.3	436.3	290.7

Interest expense	(59.4)	(57.3)	(56.9)
Total other income (expense)	$119.9	$379.0	$233.8
Income Taxes

	Year Ended December 31,
(In millions, except effective tax rate)	2022	2021	2020
Income tax expense	$520.4	$1,250.5	$297.2
Effective tax rate	10.7%	13.4%	7.8%
The effective tax rate for 2022, compared to 2021, included a favorable benefit from the proportion of income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate (including the impact from REGEN-COV income earned in the United States during 2021).

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,
(In millions)	2022	2021		$ Change
Financial assets:
Cash and cash equivalents	$3,105.9	$2,885.6		$220.3
Marketable securities - current	4,636.4	2,809.1		1,827.3
Marketable securities - noncurrent	6,591.8	6,838.0		(246.2)
	$14,334.1	$12,532.7		$1,801.4

Working capital:
Current assets	$15,884.1	$14,014.9		$1,869.2
Current liabilities	3,141.3	3,932.5	*	(791.2)
	$12,742.8	$10,082.4		$2,660.4

Borrowings and finance lease liabilities:
Long-term debt	$1,981.4	$1,980.0		$1.4
Finance lease liabilities	$720.0	$719.7	*	$0.3

* The $719.7 million related to finance lease liabilities was classified within current liabilities as of December 31, 2021. See "Tarrytown, New York Leases" section below for details.
As of December 31, 2022, we also had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
Sources and Uses of Cash for the Years Ended December 31, 2022, 2021, and 2020

	As of December 31,			$ Change
(In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Cash flows provided by operating activities	$5,014.9	$7,081.3	$2,618.1	$(2,066.4)	$4,463.2
Cash flows used in investing activities	$(3,784.6)	$(5,384.7)	$(70.6)	$1,600.1	$(5,314.1)
Cash flows used in financing activities	$(1,009.0)	$(1,005.8)	$(1,970.5)	$(3.2)	$964.7
Cash Flows from Operating Activities
2022
As of December 31, 2022, Accounts receivable had decreased by $707.8 million, compared to December 31, 2021, driven by the Company's collection of amounts due from the U.S. government in connection with REGEN-COV sales in the fourth quarter of 2021. Other non-cash items, net, in 2022 included inventory write-offs and reserves. As of December 31, 2022, deferred tax assets increased by $746.4 million, compared to December 31, 2021, primarily related to the impact of the Tax Cuts and Jobs Act of 2017, which requires, for tax purposes, the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021.
2021
As of December 31, 2021, Accounts receivable had increased by $1.927 billion, compared to December 31, 2020, primarily due to REGEN-COV sales in connection with our September 2021 agreement to supply drug product to the U.S. government. Other non-cash items, net, in 2021 included inventory write-offs and reserves. Accounts payable, accrued expenses, and other liabilities as of December 31, 2021 included a $259.6 million fourth quarter 2021 payment owed in connection with global gross profits under our Roche collaboration agreement.

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
Cash Flows from Investing Activities
Capital expenditures in 2022 included costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the ongoing construction of a fill/finish facility and related equipment) and Limerick, Ireland, as well as costs incurred in connection with the expansion of the Tarrytown, New York campus. We expect to incur capital expenditures of $825 million to $950 million in 2023 primarily in connection with the continued expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York campus and our manufacturing facilities (including the fill/finish facility). We expect continued significant capital expenditures over the next several years in connection with the planned expansion of our Tarrytown, New York campus.
Payments for Libtayo intangible asset of $1.027 billion in 2022 were related to our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide.
Asset acquisition, net of cash acquired, of $230.3 million in 2022 was related to our acquisition of Checkmate.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $1.520 billion during 2022, compared to $1.672 billion during 2021 and $2.575 billion during 2020. For additional information related to cash flows from financing activities, see "Share Repurchase Programs", "Sanofi Funding of Certain Development Costs", "Secondary Offering and Purchase of Regeneron Common Stock Held by Sanofi", and "Issuance of Senior Notes" sections below.
Credit Facility
In December 2018, we entered into an agreement with a syndicate of lenders (the "2018 Credit Agreement") which provided for a $750.0 million senior unsecured five-year revolving credit facility. The 2018 Credit Agreement, which was set to mature in December 2023, included an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions.
In December 2022, we entered into an agreement with a syndicate of lenders (the "2022 Credit Agreement") which provides for a $750.0 million senior unsecured five-year revolving credit facility (the "2022 Credit Facility") and replaces the 2018 Credit Agreement, which was contemporaneously terminated. The 2022 Credit Agreement includes an option for the Company to elect to increase the commitments under the 2022 Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $500.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. The 2022 Credit Agreement also provides a $50.0 million sublimit for letters of credit. As set forth in the 2022 Credit Agreement, we have the option to amend the 2022 Credit Agreement to establish environmental, social, and governance targets which will be used to adjust pricing under the 2022 Credit Facility, subject to parameters to be provided in the 2022 Credit Agreement.
Proceeds of the loans under the 2022 Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. Regeneron Pharmaceuticals, Inc. has guaranteed all obligations under the 2022 Credit Facility. The 2022 Credit Agreement includes an option for us to elect to extend the maturity date of the 2022 Credit Facility beyond December 2027, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the 2022 Credit Facility may be prepaid, and the commitments under the 2022 Credit Facility may be terminated, at any time without premium or penalty.
We had no borrowings outstanding under the 2022 Credit Facility as of December 31, 2022.
The 2022 Credit Agreement contains operating covenants and a maximum total leverage ratio financial covenant. We were in compliance with all covenants of the 2022 Credit Agreement as of December 31, 2022.
Share Repurchase Programs
In November 2019, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our Common Stock. The share repurchase program permitted the Company to make repurchases through a variety of methods, including open-

market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. As of December 31, 2020, the Company had repurchased the entire $1.0 billion of its Common Stock that it was authorized to repurchase under the program.
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
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase programs described above. The program has no time limit and can be discontinued at any time. As of December 31, 2022, $745.2 million remained available for share repurchases under the November 2021 program.
The table below summarizes the shares of our Common Stock we repurchased under the programs described above and the cost of the shares, which were recorded as Treasury Stock.

	Year Ended December 31,
(In millions)	2022	2021	2020
Number of shares	3.3	3.0	1.6
Total cost of shares	$2,099.8	$1,655.0	$746.0
In January 2023, our board of directors authorized a new share repurchase program to repurchase up to an additional $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase programs described above. The program has no time limit and can be discontinued at any time.
Share repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. There can be no assurance as to the timing or number of shares of any repurchases in the future.
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
We funded the Stock Purchase with a combination of cash on hand, proceeds from the sale of marketable securities, and proceeds from loans under a $1.5 billion senior unsecured bridge loan facility (the "Bridge Facility") which was entered into in May 2020. The Bridge Facility was repaid in August 2020 following the issuance and sale of the Company's senior unsecured notes (as described below).
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
Tarrytown, New York Leases
We lease laboratory and office facilities in Tarrytown, New York (the "Facility"). In 2016, we entered into a Purchase Agreement with the then lessor, pursuant to which we agreed to purchase the Facility for a purchase price of $720.0 million. In March 2017, we entered into a Participation Agreement with BA Leasing BSC, LCC, an affiliate of Banc of America Leasing & Capital, LLC ("BAL"), as lessor, and a syndicate of lenders (collectively with BAL, the "Lease Participants"), which provided for lease financing in connection with the acquisition by BAL of the Facility and our lease of the Facility from BAL. In March 2017, we assigned our right to take title to the Facility under the Purchase Agreement to BAL, and the Lease Participants advanced $720.0 million, which was used by BAL to finance the purchase price for the Facility. Concurrent with entering into the Participation Agreement, we also entered into a lease agreement for the Facility with BAL for a five-year term that was set to expire in March 2022.
In March 2022, we entered into a Second Amended and Restated Lease and Remedies Agreement (the "Restated Lease") with BAL, as lessor (the "Lessor"), which amends, restates, and extends our lease of the Facility. In March 2022, we also entered into a Second Amended and Restated Participation Agreement (the "Restated Participation Agreement") with Bank of America, N.A., as administrative agent, the Lessor, and a syndicate of financial institutions as rent assignees (collectively with the Lessor, the "Participants"), which amends and restates the original Participation Agreement entered into in March 2017.
The original Participation Agreement and certain related agreements were amended and restated in order to, among other things, (i) effect a five-year extension of the original March 2022 maturity date of the $720.0 million lease financing and the end of the term of our lease of the Facility from the Lessor to March 2027, at which time all amounts outstanding thereunder will become due and payable in full, and (ii) modify the rate of the interest or yield that is payable to the Participants. In accordance with the terms of the Restated Lease, we continue to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent during the term of the Restated Lease in an amount equal to a variable rate per annum, which was modified in connection with the Restated Lease, to be an adjusted one-month forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR"), plus an applicable margin that varies with our debt rating and total leverage ratio.
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
The Restated Lease is classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Restated Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in our 2018 Credit Agreement. The Company was in compliance with all such covenants as of December 31, 2022.
Additional Funding Requirements
The amount required to fund operations will depend on various factors, including the potential regulatory approval and commercialization of our product candidates and the timing thereof and the extent and cost of our research and development programs. We believe that our existing capital resources, borrowing availability under the 2022 Credit Facility, funds generated by anticipated product sales, and funding for reimbursement of research and development costs that we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future.
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
We also anticipate continuing to incur substantial commercialization costs for our marketed products. Commercialization costs over the next few years will depend on, among other things, the market potential for product candidates, whether commercialization costs are shared with a collaborator, and regulatory approval of additional product candidates.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial.
Liabilities for unrecognized tax benefits totaled $542.8 million as of December 31, 2022. Due to their nature, there is a high degree of uncertainty regarding the period and amounts of potential future cash settlement with tax authorities. See Note 15 to our Consolidated Financial Statements.
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
Under our collaboration with Bayer for EYLEA outside the United States and our Antibody Collaboration with Sanofi, we and our collaborator share profits and losses in connection with commercialization of drug products. If the applicable collaboration is profitable, we have contingent contractual obligations to reimburse Bayer and Sanofi for a defined percentage (generally 50%) of agreed-upon development expenses funded by Bayer and Sanofi (i.e., "development balance"). These reimbursements are deducted each quarter, in accordance with a formula, from our share of the collaboration profits otherwise payable to us, unless, in the case of EYLEA, we elect to reimburse these expenses at a faster rate. As of December 31, 2022, our contingent reimbursement obligation to Bayer for EYLEA was approximately $273 million and our contingent reimbursement obligation to Sanofi in connection with the companies' Antibody Collaboration was approximately $2.864 billion. Therefore, we expect that, for the foreseeable future, a portion of our share of profits from sales under our collaborations with Bayer and Sanofi will be used to reimburse our collaborators for these obligations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.
Future Impact of Recently Issued Accounting Standards
As of December 31, 2022, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of corporate bonds and U.S. treasury securities. We do not believe we are materially exposed to changes in interest rates related to our investments, and we do not currently use interest rate derivative instruments to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $102.7 million and $120.0 million decrease in the fair value of our investment portfolio as of December 31, 2022 and 2021, respectively.
We have exposure to market risk for changes in interest rates, including the interest rate risk relating to our variable rate Tarrytown, New York lease (as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases"). Our interest rate exposure is primarily offset by our investments in marketable securities. We continue to monitor our interest rate risk and may utilize derivative instruments and/or other strategies in the future to further mitigate our interest rate exposure.

Credit Quality Risk
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In 2022, 2021, and 2020, we did not record any charges for credit-related impairments of our available-for-sale debt securities.
We are subject to credit risk associated with the receivables due from our collaborators, including Bayer and Sanofi. We are also subject to credit risk in connection with trade accounts receivable due from our customers from our product sales. We have contractual payment terms with each of our collaborators and customers. We also monitor financial performance and credit worthiness so that we can properly assess and respond to any changes in collaborator and/or customer credit profiles. In 2022, 2021 and 2020, we did not recognize any charges for write-offs and allowances of accounts receivable related to credit risk for our collaborators or customers. As of December 31, 2022, two customers accounted on a combined basis for 86% of our net trade accounts receivables.
Foreign Exchange Risk
As discussed further above, our collaborators market certain products outside the United States, and we share in profits and losses with these collaborators from commercialization of products. In addition, pursuant to the applicable terms of the agreements with our collaborators, we also share in certain worldwide development expenses incurred by our collaborators.
We also incur worldwide development expenses for clinical products we are developing independently, incur expenses outside of the United States in connection with our international operations, and, effective July 1, 2022, market Libtayo outside of the United States as a result of obtaining worldwide rights to Libtayo under an A&R IO LCA with Sanofi.
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
Market Price Risk
We are exposed to price risk on equity securities included in our investment portfolio. Our marketable securities include equity investments in publicly traded stock of companies, including common stock of companies with which we have entered into collaboration arrangements. Changes in the fair value of our equity investments are included in Other income (expense), net on the Consolidated Statements of Income. We recorded $39.8 million of net unrealized losses and $386.1 million of net unrealized gains on equity securities in Other income (expense), net in 2022 and 2021, respectively.
Item 8. Financial Statements and Supplementary Data
The information required by this Item is set forth beginning on page F-1 of this report and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part IV, Item 15.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
We have adopted a code of business conduct and ethics that applies to our officers, directors, and employees. The full text of our code of business conduct and ethics can be found on our website (http://www.regeneron.com) under the "Governance" heading on the "Investors & Media" page. We may satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website where it is accessible through the same link noted above.
Item 11. Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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

10.1.3 +
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

10.11*
Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant. (Incorporated by reference from the Form 10-K/A for the Registrant, for the year ended December 31, 2009, filed June 2, 2010.)

10.11.1*
First Amendment to Amended and Restated License and Collaboration Agreement by and between the Registrant and Aventis Pharmaceuticals Inc., dated May 1, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.11.2*
Amendment No. 2 to Amended and Restated License and Collaboration Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS, as successor-in-interest to Aventis Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.11.3**
Third Amendment to Amended and Restated License and Collaboration Agreement, dated as of April 5, 2020, and effective as of April 1, 2020, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2020, filed August 5, 2020.)

10.11.4**
Fourth Amendment to Amended and Restated License and Collaboration Agreement, dated as of October 6, 2021, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2021, filed February 7, 2022.)

10.11.5**
Fifth Amendment to Amended and Restated License and Collaboration Agreement, dated as of June 1, 2022, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2022, filed August 3, 2022.)

10.12**
Praluent Cross License & Commercialization Agreement, dated as of April 5, 2020, and effective as of April 1, 2020, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2020, filed August 5, 2020.)

10.13
Amended and Restated Investor Agreement, dated as of January 11, 2014, by and among Sanofi, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant. (Incorporated by reference from the Form 8-K for the Registrant, filed January 13, 2014.)

10.13.1
Amendment to the Amended and Restated Investor Agreement, dated as of May 25, 2020, by and among the Registrant, Sanofi, Sanofi-Aventis US LLC, and Aventisub LLC. (Incorporated by reference from the Form 8-K for the Registrant, filed May 29, 2020.)

10.14***
Credit Agreement, dated as of December 19, 2022, by and among the Registrant, as a borrower and guarantor, certain direct subsidiaries of the Registrant, as the initial subsidiary borrowers, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, and an issuing bank. (Incorporated by reference from the Form 8-K for the Registrant, filed December 20, 2022.)

10.15**
Amended and Restated Immuno-oncology License and Collaboration Agreement, dated as of June 1, 2022, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2022, filed August 3, 2022.)

10.16*
ANG2 License and Collaboration Agreement, dated as of March 23, 2016, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2016, filed May 5, 2016.)

10.17*
Purchase Agreement, dated as of December 30, 2016, by and among BMR-Landmark at Eastview LLC and BMR-Landmark at Eastview IV LLC and the Registrant. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2016, filed February 9, 2017.)

10.18***
Second Amended and Restated Participation Agreement, dated as of March 2, 2022, by and among Old Saw Mill Holdings LLC, as lessee, Bank of America, N.A., as administrative agent, BA Leasing BSC, LLC, as lessor, and the rent assignees party thereto from time to time. (Incorporated by reference from the Form 8-K for the Registrant, filed March 8, 2022.)

10.19***
Second Amended and Restated Lease and Remedies Agreement, dated as of March 2, 2022, between Old Saw Mill Holdings LLC, as lessee, and BA Leasing BSC, LLC, as lessor. (Incorporated by reference from the Form 8-K for the Registrant, filed March 8, 2022.)

10.20***
Second Amended and Restated Guaranty, dated as of March 2, 2022, made by the Registrant, Regeneron Healthcare Solutions, Inc., and Regeneron Genetics Center LLC, as guarantors. (Incorporated by reference from the Form 8-K for the Registrant, filed March 8, 2022.)

10.21**
Master Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2019, filed August 6, 2019.)

10.21.1**	Form of Co-Co Collaboration Agreement (Exhibit B to Master Agreement contained in Exhibit 10.21).
10.21.2**	Form of License Agreement (Exhibit C to Master Agreement contained in Exhibit 10.21).
10.22**
License Agreement, dated as of August 18, 2020, by and among the Registrant, F. Hoffman-La Roche Ltd, and Genentech, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2020, filed November 5, 2020.)

21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) the Registrant's Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020; (iii) the Registrant's Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020; (iv) the Registrant's Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and (v) the notes to the Registrant's Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.
**	Certain confidential portions of this Exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all confidential portions of this Exhibit that were omitted to the Securities and Exchange Commission upon its request.
***	Certain of the exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules of this Exhibit to the Securities and Exchange Commission upon its request.
+	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	February 6, 2023	By:	/s/ LEONARD S. SCHLEIFER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LEONARD S. SCHLEIFER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 6, 2023
Leonard S. Schleifer, M.D., Ph.D.
/s/ ROBERT E. LANDRY	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 6, 2023
Robert E. Landry
/s/ CHRISTOPHER R. FENIMORE	Senior Vice President, Controller (Principal Accounting Officer)	February 6, 2023
Christopher R. Fenimore
/s/ GEORGE D. YANCOPOULOS	President, Chief Scientific Officer, and Director	February 6, 2023
George D. Yancopoulos, M.D., Ph.D.
/s/ P. ROY VAGELOS	Chair of the Board of Directors	February 6, 2023
P. Roy Vagelos, M.D.
/s/ BONNIE L. BASSLER	Director	February 6, 2023
Bonnie L. Bassler, Ph.D.
/s/ MICHAEL S. BROWN	Director	February 6, 2023
Michael S. Brown, M.D.
/s/ N. ANTHONY COLES	Director	February 6, 2023
N. Anthony Coles, M.D.
/s/ JOSEPH L. GOLDSTEIN	Director	February 6, 2023
Joseph L. Goldstein, M.D.
/s/ CHRISTINE A. POON	Director	February 6, 2023
Christine A. Poon
/s/ ARTHUR F. RYAN	Director	February 6, 2023
Arthur F. Ryan
/s/ GEORGE L. SING	Director	February 6, 2023
George L. Sing
/s/ MARC TESSIER-LAVIGNE	Director	February 6, 2023
Marc Tessier-Lavigne, Ph.D.
/s/ CRAIG B. THOMPSON	Director	February 6, 2023
Craig B. Thompson, M.D.
/s/ HUDA Y. ZOGHBI	Director	February 6, 2023
Huda Y. Zoghbi, M.D.

REGENERON PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Regeneron Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Regeneron Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Acquisition of the Worldwide Rights to Libtayo

As described in Notes 1, 3, and 8 to the consolidated financial statements, in July 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi. The transaction was accounted for as an asset acquisition. Amounts paid in connection with obtaining the worldwide rights to Libtayo, which included an up-front payment of $900 million, offset by the remaining up-front payments of $241 million previously received under the Immuno-oncology License and Collaboration Agreement, were recorded as an intangible asset. The Company recorded additions to the Libtayo intangible asset primarily related to contingent consideration due to Sanofi in connection with obtaining the worldwide rights to Libtayo. As disclosed by management, due to the complexity of the terms of the amendments to the collaboration agreements in contemplation of the acquisition of the worldwide rights to Libtayo, significant judgment was applied by management in identifying the elements of the transaction and evaluating the timing and recognition of contingent consideration including the following: royalties, which are recorded in the period in which the underlying sales occur; sales-based milestones up to an aggregate of $100 million, which are recorded when the milestone is deemed probable by the Company of being achieved; a regulatory milestone of $100 million, which is recorded upon achievement; and a portion of the value associated with the increase in the reimbursement percentage pursuant to the amendment to the Company's Antibody License and Collaboration Agreement.

The principal considerations for our determination that performing procedures relating to the accounting for the acquisition of the worldwide rights to Libtayo is a critical audit matter are (i) the significant judgment by management in identifying the elements of the transaction and in evaluating the timing and recognition of contingent consideration, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the transaction and related disclosures, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management's accounting for the amendments to the collaboration agreements including controls over the identification of the elements of the transaction and evaluating the timing and recognition of contingent consideration. These procedures also included, among others (i) reviewing the Amended and Restated Immuno-oncology License and Collaboration Agreement and the amended Antibody License and Collaboration Agreement and other agreements related to the transaction; (ii) evaluating management's identification of the elements of the transaction; and (iii) evaluating the timing and recognition of contingent consideration. Professionals with specialized skill and knowledge were used to assist in evaluating the identification of the elements of the transaction.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 6, 2023

We have served as the Company’s auditor since 1989.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,105.9	$2,885.6
Marketable securities	4,636.4	2,809.1
Accounts receivable, net	5,328.7	6,036.5
Inventories	2,401.9	1,951.3
Prepaid expenses and other current assets	411.2	332.4
Total current assets	15,884.1	14,014.9

Marketable securities	6,591.8	6,838.0
Property, plant, and equipment, net	3,763.0	3,482.2
Intangible assets, net	915.5	6.7
Deferred tax assets	1,723.7	876.9
Other noncurrent assets	336.4	216.1
Total assets	$29,214.5	$25,434.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$589.2	$564.0
Accrued expenses and other current liabilities	2,074.2	2,206.8
Finance lease liabilities	—	719.7
Deferred revenue	477.9	442.0
Total current liabilities	3,141.3	3,932.5

Long-term debt	1,981.4	1,980.0
Finance lease liabilities	720.0	—
Deferred revenue	69.8	73.3
Other noncurrent liabilities	638.0	680.2
Total liabilities	6,550.5	6,666.0

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2022 and 2021	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 130.4 in 2022 and 126.2 in 2021	0.1	0.1
Additional paid-in capital	9,949.3	8,087.5
Retained earnings	23,306.7	18,968.3
Accumulated other comprehensive loss	(238.8)	(26.2)
Treasury Stock, at cost; 22.6 shares in 2022 and 19.4 shares in 2021	(10,353.3)	(8,260.9)
Total stockholders' equity	22,664.0	18,768.8
Total liabilities and stockholders' equity	$29,214.5	$25,434.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Statements of Operations
Revenues:
Net product sales	$6,893.7	$12,117.2	$5,567.6
Sanofi collaboration revenue	2,855.7	1,902.2	1,186.4
Other collaboration revenue	2,058.4	1,771.1	1,186.1
Other revenue	365.1	281.2	557.0
	12,172.9	16,071.7	8,497.1

Expenses:
Research and development	3,592.5	2,860.1	2,647.0
Acquired in-process research and development	255.1	48.0	88.0
Selling, general, and administrative	2,115.9	1,824.9	1,346.0
Cost of goods sold	800.0	1,773.1	491.9
Cost of collaboration and contract manufacturing	760.4	664.4	628.0
Other operating (income) expense, net	(89.9)	(45.6)	(280.4)
	7,434.0	7,124.9	4,920.5

Income from operations	4,738.9	8,946.8	3,576.6

Other income (expense):
Other income (expense), net	179.3	436.3	290.7
Interest expense	(59.4)	(57.3)	(56.9)
	119.9	379.0	233.8

Income before income taxes	4,858.8	9,325.8	3,810.4

Income tax expense	520.4	1,250.5	297.2

Net income	$4,338.4	$8,075.3	$3,513.2

Net income per share - basic	$40.51	$76.40	$32.65
Net income per share - diluted	$38.22	$71.97	$30.52

Weighted average shares outstanding - basic	107.1	105.7	107.6
Weighted average shares outstanding - diluted	113.5	112.2	115.1

Statements of Comprehensive Income
Net income	$4,338.4	$8,075.3	$3,513.2
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities	(213.6)	(56.4)	9.1
Unrealized gain (loss) on cash flow hedges	1.0	0.9	(0.9)
Comprehensive income	$4,125.8	$8,019.8	$3,521.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2022, 2021, and 2020
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	1.8	$—	113.3	$0.1	$4,428.6	$7,379.8	$21.1	(4.9)	$(739.9)	$11,089.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	9.6	—	2,576.4	—	—	—	—	2,576.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(1.4)	—	(768.9)	—	—	—	—	(768.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	37.2	—	—	0.1	7.5	44.7
Repurchases of Common Stock	—	—	—	—	—	—	—	(11.6)	(5,880.9)	(5,880.9)
Stock-based compensation charges	—	—	—	—	442.9	—	—	—	—	442.9
Net income	—	—	—	—	—	3,513.2	—	—	—	3,513.2
Other comprehensive income, net of tax	—	—	—	—	—	—	8.2	—	—	8.2
Balance, December 31, 2020	1.8	—	121.5	0.1	6,716.2	10,893.0	29.3	(16.4)	(6,613.3)	11,025.3
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	6.2	—	1,676.0	—	—	—	—	1,676.0
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(1.5)	—	(944.6)	—	—	—	—	(944.6)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	40.7	—	—	0.1	7.4	48.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(3.1)	(1,655.0)	(1,655.0)
Stock-based compensation charges	—	—	—	—	599.2	—	—	—	—	599.2
Net income	—	—	—	—	—	8,075.3	—	—	—	8,075.3
Other comprehensive loss, net of tax	—	—	—	—	—	—	(55.5)	—	—	(55.5)
Balance, December 31, 2021	1.8	—	126.2	0.1	8,087.5	18,968.3	(26.2)	(19.4)	(8,260.9)	18,768.8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	4.8	—	1,517.4	—	—	—	—	1,517.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.6)	—	(445.7)	—	—	—	—	(445.7)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	52.3	—	—	0.1	7.4	59.7
Repurchases of Common Stock	—	—	—	—	—	—	—	(3.3)	(2,099.8)	(2,099.8)
Stock-based compensation charges	—	—	—	—	737.8	—	—	—	—	737.8
Net income	—	—	—	—	—	4,338.4	—	—	—	4,338.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(212.6)	—	—	(212.6)
Balance, December 31, 2022	1.8	$—	130.4	$0.1	$9,949.3	$23,306.7	$(238.8)	(22.6)	$(10,353.3)	$22,664.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$4,338.4	$8,075.3	$3,513.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341.4	286.2	235.9
Stock-based compensation expense	725.0	601.7	432.0
Losses (gains) on marketable and other securities, net	36.8	(387.0)	(221.8)
Other non-cash items, net	368.0	568.7	86.8
Deferred income taxes	(746.4)	(147.1)	75.6
Acquired in-process research and development in connection with asset acquisition	195.0	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	707.8	(1,927.4)	(1,356.1)
Increase in inventories	(696.5)	(494.3)	(529.4)
(Increase) decrease in prepaid expenses and other assets	(148.6)	(240.7)	114.9
Increase (decrease) in deferred revenue	32.4	(120.2)	148.1
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(138.4)	866.1	118.9
Total adjustments	676.5	(994.0)	(895.1)
Net cash provided by operating activities	5,014.9	7,081.3	2,618.1

Cash flows from investing activities:
Purchases of marketable and other securities	(7,487.9)	(7,048.1)	(3,241.0)
Sales or maturities of marketable and other securities	5,550.5	2,215.3	3,785.0
Capital expenditures	(590.1)	(551.9)	(614.6)
Payments for Libtayo intangible asset	(1,026.8)	—	—
Asset acquisition, net of cash acquired	(230.3)	—	—
Net cash used in investing activities	(3,784.6)	(5,384.7)	(70.6)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,519.5	1,672.3	2,575.2
Payments in connection with Common Stock tendered for employee tax obligations	(445.7)	(1,032.7)	(680.8)
Repurchases of Common Stock	(2,082.8)	(1,645.4)	(5,846.8)
Proceeds from issuance of long-term debt	—	—	1,981.9
Proceeds from bridge loan facility	—	—	1,500.0
Repayment of bridge loan facility	—	—	(1,500.0)
Net cash used in financing activities	(1,009.0)	(1,005.8)	(1,970.5)

Net increase in cash, cash equivalents, and restricted cash	221.3	690.8	577.0

Cash, cash equivalents, and restricted cash at beginning of period	2,898.1	2,207.3	1,630.3

Cash, cash equivalents, and restricted cash at end of period	$3,119.4	$2,898.1	$2,207.3

Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	$53.7	$55.8	$23.2
Cash paid for income taxes	$1,502.4	$1,218.4	$188.1

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview and Summary of Significant Accounting Policies
Organization and Business
Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") is a fully integrated biotechnology company that discovers, invents, develops, manufactures, and commercializes medicines for serious diseases. Our products and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, pain, hematologic conditions, infectious diseases, and rare diseases. The Company currently has nine products that have received marketing approval by the U.S. Food and Drug Administration ("FDA"). In addition, REGEN-COV® was authorized under an Emergency Use Authorization ("EUA") from November 2020 until January 2022 when the EUA was revised to exclude its use in geographic regions where infection or exposure is likely due to a variant that is not susceptible to the treatment; with this EUA revision, REGEN-COV is not currently authorized for use in any U.S. states, territories, or jurisdictions. The Company is a party to collaboration agreements to develop and commercialize, as applicable, certain products and product candidates (see Note 3).
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
Beginning with the first quarter of 2022, the Company added a new line item, Acquired in-process research and development, to its Consolidated Statements of Operations and Comprehensive Income. This line item includes in-process research and development acquired in connection with asset acquisitions as well as up-front/opt-in payments related to license and collaboration agreements. Amounts recorded in this line item during the year ended December 31, 2022 would have historically been recorded to Research and development expenses.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation, including in connection with the addition of Acquired in-process research and development described above.
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
Concentrations of credit risk with respect to customer and collaborator accounts receivable are significant. As of December 31, 2022, two individual customers accounted for 86% of the Company's net trade accounts receivable balances. Three individual customers accounted for 91% (including 29% related to the U.S. government) of the Company's net trade accounts receivable balances as of December 31, 2021. The Company has contractual payment terms with each of its collaborators and customers, and the Company monitors their financial performance and credit worthiness so that it can properly assess and respond to any changes in their credit profile. As of December 31, 2022 and 2021, there were no write-offs and allowances of accounts receivable related to credit risk for the Company's collaborators or customers.
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheet for cash and cash equivalents approximates its fair value.

Debt and Equity Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and diversification. The Company invests its cash primarily in debt securities. The Company considers its investments in debt securities to be "available-for-sale," as defined by authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale debt securities are included in other income (expense), net. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).
The Company also has investments in equity securities that are carried at fair value with changes in fair value recognized within other income (expense), net. The Company has elected to measure certain equity investments it holds that do not have readily determinable fair values at cost less impairment, if any, and adjusts for observable price changes in orderly transactions for identical or similar investments of the same issuer within other income (expense), net.
Accounts Receivable
The Company's trade accounts receivable arise from product sales and represent amounts due from its customers. In addition, the Company records accounts receivable arising from its collaboration and licensing agreements. The Company monitors the financial performance and credit worthiness of its counterparties so that it can properly assess and respond to changes in their credit profile. The Company provides allowances against receivables for estimated losses, if any, that may result from a counterparty's inability to pay. Amounts determined to be uncollectible are written-off against the allowance.
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. Costs of construction of certain long-lived assets include capitalized interest, which is amortized over the estimated useful life of the related asset. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized within income from operations. The estimated useful lives of property, plant, and equipment are as follows:

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
Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, unless there is a transfer of title or purchase option the Company is reasonably certain to exercise. For leases where an implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of future lease payments. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term.
Intangible Assets
The Company makes a determination of whether an asset or set of assets acquired constitute a business. If it is determined that substantially all of the fair value of gross assets acquired in a transaction are concentrated in a single identifiable asset, then the transaction is accounted for as an asset acquisition. Intangible assets acquired in connection with an asset acquisition are recorded at cost. Such amounts may include up-front payments and contingent consideration. With regard to contingent consideration, the Company recognizes regulatory milestones upon achievement, royalties in the period in which the underlying sales occur, and sales-based milestones when the milestone is deemed probable by the Company of being achieved.
Intangible assets are amortized to Cost of goods sold over the estimated useful lives of the assets based on the pattern in which the economic benefits of the intangible assets are consumed; if that pattern cannot be reliably determined, a straight-line basis is used. If contingent consideration is recognized subsequent to the acquisition date in an asset acquisition, the amount of such consideration is recorded as an addition to the cost basis of the intangible asset with a cumulative catch-up adjustment for amortization expense as if the additional amount of consideration had been accrued from the outset of the acquisition.
The Company's intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the projected undiscounted cash flows to be generated by the asset to the intangible asset's carrying amount. If the projected undiscounted cash flows of the intangible asset are less than the carrying amount, the intangible asset is written down to its fair value in the period in which the impairment occurs.
Revenue Recognition - Product Revenue
Revenue from product sales is recognized at a point in time when the Company's customer is deemed to have obtained control of the product, which generally occurs upon receipt or acceptance by its customer.
The amount of revenue the Company recognizes from product sales may vary due to rebates, chargebacks, and discounts provided under governmental and other programs, distribution-related fees, and other sales-related deductions. In order to determine the transaction price, the Company estimates, utilizing the expected value method, the amount of variable consideration to which the Company will be entitled. This estimate is based upon contracts with customers, healthcare providers, payors, and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payor mix, and other relevant factors. The Company reviews its estimates of rebates, chargebacks, and other applicable provisions each period and records any necessary adjustments in the current period's net product sales.
•Rebates: The Company's rebates include amounts paid to managed care organizations, group purchasing organizations, state Medicaid programs, and other rebate programs. The Company estimates reductions to product sales for each type of rebate and records an allowance for rebates in the same period in which the related product sales are recognized. The Company's liability for rebates consists of estimates for claims related to the current and prior periods that have not been paid and estimates for claims that will be made related to inventory that exists in the distribution channel at the end of the period.

•Chargebacks and Discounts: The Company's reserves related to discounted pricing to eligible physicians, Veterans' Administration ("VA"), Public Health Services, and others (collectively "qualified healthcare providers") represent the Company's estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices the Company charges to its customers (i.e., distributors and specialty pharmacies). The Company's customers charge the Company for the difference between what they pay for the products and the discounted selling price to the qualified healthcare providers. The Company estimates reductions to product sales for each type of chargeback and records an allowance for chargebacks in the same period that the related product sales are recognized. The Company's reserve for chargebacks consists of amounts for which it expects to issue credit based on expected sales by its customers to qualified healthcare providers and chargebacks that customers have claimed but for which the Company has not yet issued credit.
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
Consistent with industry practice, the Company generally offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product's expiration date. Product returned is generally not resalable given the nature of the Company's products and method of administration. The Company develops estimates for product returns based upon historical experience, shelf life of the product, and other relevant factors. The Company monitors product supply levels in the distribution channel, as well as sales by its customers, using product-specific data provided by its customers. If necessary, the Company's estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.
Collaborative Arrangements
The Company has entered into various collaborative arrangements to research, develop, manufacture, and commercialize products and/or product candidates. Although each of these arrangements is unique in nature, such arrangements involve a joint operating activity where both parties are active participants in the activities of the collaboration and exposed to significant risks and rewards dependent on the commercial success of the activities.
In arrangements where the Company does not deem its collaborator to be its customer, payments to and from its collaborator are presented in the Company's statement of operations based on the nature of our business operations, the nature of the arrangement, including the contractual terms, and the nature of the payments, as summarized in the table and further described below.

Nature/Type of Payment	Statement of Operations Presentation
Regeneron's share of profits or losses in connection with commercialization of products	Collaboration revenue
Reimbursement for manufacturing of commercial supplies	Collaboration revenue
Royalties and/or sales-based milestones earned	Collaboration revenue
Reimbursement of Regeneron's research and development expenses	Reduction to Research and development expenses
Regeneron's obligation for its share of collaborator's research and development expenses	Research and development expense
Up-front/opt-in and development milestone payments to collaborators	Acquired in-process research and development expense
Reimbursement of Regeneron's commercialization-related expenses	Reduction to Selling, general, and administrative expense
Regeneron's obligation for its share of collaborator's commercialization-related expenses	Selling, general, and administrative expense
Regeneron's obligation to pay collaborator for its share of gross profits when Regeneron is deemed to be the principal	Cost of goods sold
Up-front and development milestones earned (when there is a combined unit of account which includes a license and providing research and development services)	Other operating income
In agreements involving multiple goods or services promised to be transferred to the Company's collaborator, the Company must assess, at the inception of the contract, whether each promise represents a separate obligation (i.e., is "distinct"), or whether such promises should be combined as a single unit of account. When the Company has a combined unit of account which includes a license and providing research and development services to its collaborator, recognition of up-front payments and development milestones earned from its collaborator is deferred (as a liability) and recognized over the development period (i.e., over time) typically using an input method on the basis of the Company's research and development costs incurred relative to the total expected cost which determines the extent of the Company's progress toward completion. The Company reviews its estimates each period and makes revisions to such estimates as necessary.
When the Company is entitled to reimbursement of all or a portion of the expenses (e.g., research and development expenses) that it incurs under a collaboration, it records those reimbursable amounts in the period in which such costs are incurred.
If the Company's collaborator performs research and development work or commercialization-related activities and the parties share the related costs, the Company also recognizes, as expense (e.g., research and development expense or selling, general, and administrative expense, as applicable) in the period when its collaborator incurs such expenses, the portion of the collaborator's expenses that the Company is obligated to reimburse. The Company's collaborators provide the Company with estimated expenses for the most recent fiscal quarter. The estimates are revised, if necessary, in subsequent periods if actual expenses differ from those estimates.
Under certain of the Company's collaboration agreements, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. In arrangements where the Company:
•supplies commercial product to its collaborator, the Company may be reimbursed for its manufacturing costs as commercial product is shipped to the collaborator (however, recognition of such cost reimbursements may be deferred until the product is sold by the Company's collaborator to third-party customers);
•shares in any profits or losses arising from the commercialization of such products, the Company records its share of the variable consideration, representing net product sales less cost of goods sold and shared commercialization and other expenses, in the period in which such underlying sales occur and costs are incurred by the collaborator; and
•receives royalties and/or sales-based milestone payments from its collaborator, the Company recognizes such amounts in the period earned.
The Company's collaborators provide it with estimates of product sales and the Company's share of profits or losses, as applicable, for each quarter. The estimates are revised, if necessary, in subsequent periods if the Company's actual share of profits or losses differ from those estimates.
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
For each clinical trial that the Company conducts, certain clinical trial costs are expensed immediately, while others are expensed over time based on the expected total number of patients in the trial, the rate at which patients enter and remain in the trial, and/or the period over which clinical investigators, contract research organizations ("CROs"), or other third-party service providers are expected to provide services. In the event of early termination of a clinical trial, the Company accrues and recognizes expenses in an amount based on its estimate of the remaining noncancelable obligations associated with the winding-down of the clinical trial, including any applicable penalties.
Stock-based Compensation
The Company recognizes stock-based compensation expense for equity grants under the Company's long-term incentive plans (including stock options, restricted stock awards, and restricted stock units (both time-based and performance-based)) to employees and non-employee members of the Company's board of directors (as applicable) based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, the Company reassesses its forfeiture rate assumptions at least annually, considering both historical forfeiture experience and an estimate of future forfeitures for currently outstanding unvested awards.

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Additionally, the Company uses a Monte Carlo simulation to compute the estimated fair value of performance-based restricted stock units that are subject to vesting based on the Company’s attainment of pre-established criteria that include a market condition.
For performance-based restricted stock units that contain a performance condition, the Company recognizes stock-based compensation expense if and when the Company determines that it is probable the performance condition will be achieved (based on the number of shares expected to be vested and issued). The Company reassesses the probability of achievement at each reporting period and adjusts compensation cost, as necessary. If there are any changes in the Company's probability assessment, the Company recognizes a cumulative catch-up adjustment in the period of the change in estimate, with the remaining unrecognized expense recognized prospectively over the remaining requisite service period. If the Company subsequently determines that the performance criteria are not met or are not expected to be met, any amounts previously recognized as compensation expense are reversed in the period when such determination is made.
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
The Company recognizes the financial statement effects of a tax position when management's assessment is that there is more than a 50% probability that the position will be sustained upon examination by a taxing authority based upon its technical merits. Uncertain tax positions are recorded based upon certain recognition and measurement criteria. The Company re-evaluates uncertain tax positions and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. The Company adjusts the amount of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain tax positions. The Company recognizes interest and penalties related to income tax matters in income tax expense.
Per Share Data
Basic net income per share is computed by dividing net income by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net income per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. Basic net income per share excludes restricted stock until vested. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include outstanding stock options and unvested restricted stock under the Company's long-term incentive plans, which are included under the treasury stock method when dilutive.

2. Product Sales
Net product sales consist of the following:

		Year Ended December 31,
(In millions)		2022	2021	2020
EYLEA®	U.S.	$6,264.6	$5,792.3	$4,947.2
Libtayo®(a)	U.S.	374.5	306.3	270.7
	ROW(b)	73.0	—	—
Praluent®(c)	U.S.	130.0	170.0	150.9
REGEN-COV®(d)	U.S.	—	5,828.0	185.7
Evkeeza®	U.S.	48.6	18.4	—
Inmazeb®	U.S.	3.0	—	—
ARCALYST®(e)	U.S.	—	2.2	13.1
		$6,893.7	$12,117.2	$5,567.6

(a) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. Effective July 1, 2022, the Company records global net product sales of Libtayo. See Note 3 for further details.

(b) Rest of world ("ROW")
(c) Effective April 1, 2020, the Company became solely responsible for the development and commercialization of Praluent in the United States and records net product sales of Praluent in the United States. Previously, Sanofi recorded net product sales of Praluent in the United States. See Note 3 for further details.

(d) Net product sales of REGEN-COV in the United States relate to product sold in connection with the Company's agreements with the U.S. government. See Note 3 for further details.
(e) Effective April 1, 2021, Kiniksa records net product sales of ARCALYST in the United States. Previously, the Company recorded net product sales of ARCALYST in the United States.
As of December 31, 2022 and 2021, the Company had $3.586 billion and $5.059 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the years ended December 31, 2022, 2021, and 2020. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Year Ended December 31,
	2022	2021	2020
Besse Medical, a subsidiary of AmerisourceBergen Corporation	55%	30%	51%
McKesson Corporation	28%	18%	32%
U.S. government	*	43%	*

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

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2019	$80.3	$46.4	$29.4	$156.1
Provisions	762.9	279.9	94.1	1,136.9
Credits/payments	(641.0)	(249.1)	(78.7)	(968.8)
Balance as of December 31, 2020	202.2	77.2	44.8	324.2
Provisions	1,047.1	363.6	150.4	1,561.1
Credits/payments	(1,034.7)	(360.8)	(127.6)	(1,523.1)
Balance as of December 31, 2021	214.6	80.0	67.6	362.2
Provisions	1,537.3	431.1	141.1	2,109.5
Credits/payments	(1,398.0)	(399.7)	(127.2)	(1,924.9)
Balance as of December 31, 2022	$353.9	$111.4	$81.5	$546.8

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in the Company's Statements of Operations in connection with its collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2022		2021	2020
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Sanofi collaboration revenue	$2,082.0	*	$1,363.0	$785.2
Sales-based milestones earned	Sanofi collaboration revenue	$100.0		$50.0	$50.0
Reimbursement for manufacturing of commercial supplies	Sanofi collaboration revenue	$633.7		$488.8	$368.0
Other	Sanofi collaboration revenue	$28.7		$—	$—
Reimbursements of R&D expenses, net of Regeneron's obligation for its share of Sanofi R&D expenses	Reduction of R&D expense	$43.0		$129.2	$149.1
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$437.4		$320.5	$359.4

Immuno-oncology**:
Regeneron's share of profits (losses) in connection with commercialization of Libtayo outside the United States	Sanofi collaboration revenue	$6.7		$(13.6)	$(25.7)
Reimbursement for manufacturing of ex-U.S. commercial supplies	Sanofi collaboration revenue	$4.6		$14.0	$8.9
Reimbursement of R&D expenses	Reduction of R&D expense	$42.7		$85.1	$166.2
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$41.4		$89.6	$64.7
Regeneron's obligation for its share of Sanofi commercial expenses	SG&A expense	$(19.9)		$(36.3)	$(22.4)
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$(70.1)		$(133.0)	$(119.1)
Amounts recognized in connection with up-front payments received	Other operating income	$35.1		$6.1	$210.6

* Net of one-time payment of $56.9 million to Sanofi in connection with the amendment to the Antibody License and Collaboration Agreement
** As described within the "Immuno-Oncology" section below, effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide
Antibody
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"), which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. The Company is obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on the Company's share of collaboration profits from commercialization of collaboration products. Under the terms of the LCA, the Company was required to apply 10% of its share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. On July 1, 2022, an amendment to the LCA became effective, pursuant to which the percentage of the Company's share of profits used to reimburse Sanofi for such development costs increased from 10% to 20%. A portion of the value associated with the increase in reimbursement percentage was deemed to be contingent consideration attributable to the Company's acquisition of the Libtayo rights described within the "Immuno-Oncology" section below; this portion will be recorded as an increase to the Libtayo intangible asset over time as the Company repays such development costs to Sanofi. The Company's contingent reimbursement obligation (development balance) to Sanofi under the Antibody Collaboration was approximately $2.864 billion as of December 31, 2022.
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
In addition to profit and loss sharing, the Company is entitled to receive sales milestone payments from Sanofi. In each of 2020 and 2021, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion and $1.5 billion, respectively, on a rolling twelve-month basis. In 2022, the Company earned two additional $50.0 million sales-based milestones from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion and $2.5 billion, respectively, on a rolling twelve-month basis. The Company is entitled to receive the final sales milestone payment of $50.0 million when such sales outside the United States exceed $3.0 billion on a rolling twelve-month basis.
The Company's significant promised goods and services in connection with the Antibody Collaboration consist of providing research and development services, including the manufacturing of clinical supplies; and providing commercial-related services, including the manufacturing of commercial supplies. The Company recognizes amounts in connection with the Antibody Collaboration based on the amount it has the right to invoice and such amount corresponds directly with the Company's performance to date; therefore, the Company does not disclose the value of the transaction price (i.e., the amount of consideration the Company expects to be entitled to) allocated to its remaining unsatisfied obligations.
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	As of December 31,
(In millions)	2022	2021
Accounts receivable, net	$692.3	$504.8
Deferred revenue	$415.8	$368.7
In April 2020, the Company and Sanofi entered into an amendment to the LCA in connection with, among other things, the removal of Praluent from the LCA such that (i) effective April 1, 2020, the LCA no longer governs the development, manufacture, or commercialization of Praluent and (ii) the quarterly period ended March 31, 2020 was the last quarter for which Sanofi and the Company shared profits and losses for Praluent under the LCA. The parties also entered into a Praluent Cross License & Commercialization Agreement (the "Praluent Agreement") pursuant to which, effective April 1, 2020, the Company, at its sole cost, became solely responsible for the development and commercialization of Praluent in the United States, and Sanofi, at its sole cost, became solely responsible for the development and commercialization of Praluent outside of the United States. Under the Praluent Agreement, Sanofi pays the Company a 5% royalty on Sanofi’s net product sales of Praluent outside the United States until March 31, 2032. The Company does not owe Sanofi royalties on the Company’s net product sales of Praluent in the United States. Although each party is responsible for manufacturing Praluent for its respective territory, the parties have entered into definitive supply agreements under which, for a certain transitional period, the Company continues to supply drug substance to Sanofi and Sanofi continues to supply finished product to Regeneron. With respect to any intellectual property or product liability litigation relating to Praluent, the parties have agreed that, effective April 1, 2020, Regeneron and Sanofi each are solely responsible for any such litigation (including damages and other costs and expenses thereof) in the United States and outside the United States, respectively, arising out of Praluent sales or other activities on or after April 1, 2020 (subject to Sanofi's right to set off a portion of any third-party royalty payments resulting from certain patent litigation proceedings against up to 50% of any Praluent royalty payment owed to Regeneron). The parties each bear 50% of any damages arising out of Praluent sales or other activities prior to April 1, 2020. See Note 16 for discussion of legal proceedings related to Praluent.
Immuno-Oncology
The Company was previously a party to a collaboration with Sanofi for antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration was governed by an Amended and Restated Immuno-oncology Discovery and Development Agreement ("Amended IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). In connection with the execution of the original Immuno-oncology Discovery and Development Agreement in 2015 ("2015 IO Discovery Agreement"), which was subsequently replaced by the Amended IO Discovery Agreement (as discussed below), Sanofi made a $265.0 million non-refundable up-front payment to the Company. Pursuant to the 2015 IO Discovery Agreement, the Company was to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept.

Effective December 31, 2018, the Company and Sanofi entered into the Amended IO Discovery Agreement, which narrowed the scope of the existing discovery and development activities conducted by the Company under the 2015 IO Discovery Agreement to developing therapeutic bispecific antibodies targeting (i) BCMA and CD3 and (ii) MUC16 and CD3 through clinical proof-of-concept. During the first quarter of 2021, Sanofi did not exercise its options to license rights to these product candidates; as a result, the Company retains the exclusive right to develop and commercialize such product candidates and Sanofi will receive a royalty on sales (if any). In addition, the Company has no further obligations to develop drug product candidates under the Amended IO Discovery Agreement.
In connection with the execution of the IO License and Collaboration Agreement in 2015, Sanofi made a $375.0 million non-refundable up-front payment to the Company. Under the terms of the IO License and Collaboration Agreement, the parties were co-developing and co-commercializing Libtayo. The parties shared equally, on an ongoing basis, development and commercialization expenses for Libtayo. The Company had principal control over the development of Libtayo and led commercialization activities in the United States, while Sanofi led commercialization activities outside of the United States. The parties shared equally in profits and losses in connection with the commercialization of Libtayo.
Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA"). In connection with the A&R IO LCA, in 2022, the Company made a $900.0 million up-front payment to Sanofi, as well as a $100.0 million regulatory milestone payment. In addition, Sanofi earned a $65.0 million sales-based milestone upon the achievement of a specified amount of worldwide net product sales of Libtayo in 2022, and is eligible to receive an additional $35.0 million sales-based milestone upon the achievement of a specified amount of worldwide net product sales of Libtayo in 2023 (aggregate of $100.0 million in sales-based milestones eligible to be earned under the terms of the A&R IO LCA). The Company also pays Sanofi an 11% royalty on net product sales of Libtayo through March 31, 2034. The transaction was accounted for as an asset acquisition and amounts paid to Sanofi in connection with obtaining the worldwide rights to Libtayo, including the up-front payment and any contingent consideration, are recorded as an intangible asset. See Note 8 for additional information related to the intangible asset recorded in connection with the transaction.
In accordance with the Amended IO Discovery Agreement, the Company was obligated to reimburse Sanofi for half of the development costs it funded that were attributable to clinical development of product candidates from the Company's share of profits from commercialized IO Collaboration products. Under the A&R IO LCA, the amount of development costs incurred under the IO Collaboration for which the Company was obligated to reimburse Sanofi was $35.0 million as of the effective date of the A&R IO LCA, and the Company pays Sanofi a 0.5% royalty on net product sales of Libtayo until all such development costs have been reimbursed by Regeneron.
The following table summarizes contract balances in connection with the Company's IO Collaboration with Sanofi:

	As of December 31,
(In millions)	2022	2021
Accounts receivable, net	$—	$(22.5)
Deferred revenue	$—	$16.0
Other liabilities	$—	$276.1
Other liabilities included up-front payments received from Sanofi for which recognition had been deferred. Such amounts were being recognized over the remaining period in which the Company was obligated to perform development activities. In connection with the A&R IO LCA described above, the remaining IO Collaboration Other liabilities balance of $241.0 million as of July 1, 2022 was recognized as a reduction to the intangible asset during the third quarter of 2022.
During 2021, the Company updated its estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $66.9 million as a reduction to other operating income. During 2020, the Company updated its estimate of the total research and development costs expected to be incurred (which resulted in a change to the estimate of the stage of completion) in connection with the IO Collaboration, and, as a result, recorded a cumulative catch-up adjustment of $135.4 million as an increase to other operating income.

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
Within the United States, the Company is responsible for commercialization and retains profits from such sales. Bayer markets EYLEA outside the United States and the companies share equally in profits and losses from sales. In Japan, the Company was entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net product sales through 2021, and effective January 1, 2022, the companies share equally in profits and losses from sales in Japan. The Company is obligated to reimburse Bayer out of its share of the collaboration profits for 50% of the agreed-upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and the Company's share of the collaboration profits, or at a faster rate at the Company's option. The Company's contingent reimbursement obligation to Bayer was approximately $273 million as of December 31, 2022.
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2022	2021	2020
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	Other collaboration revenue	$1,317.4	$1,349.2	$1,107.9
Reimbursement for manufacturing of ex-U.S. commercial supplies	Other collaboration revenue	$91.4	$60.1	$78.2
One-time payment in connection with change in Japan arrangement	Other collaboration revenue	$21.9	$—	$—
Reimbursement of R&D expenses	Reduction of R&D expense	$51.0	$46.1	$46.7
Regeneron's obligation for its share of Bayer R&D expenses	R&D expense	$(34.3)	$(40.9)	$(35.8)
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	As of December 31,
(In millions)	2022	2021
Accounts receivable, net	$348.2	$355.5
Deferred revenue	$131.9	$129.4
c. Intellia
In 2016, the Company entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. The parties collaborate to conduct research for the discovery, development, and commercialization of new therapies, in addition to the research and technology development of the CRISPR/Cas9 platform.
Under the terms of the 2016 agreement, the parties agreed to a target selection process, whereby the Company may obtain exclusive rights in up to 10 targets to be chosen by the Company during the collaboration term, subject to various adjustments and limitations set forth in the agreement. Certain targets that either the Company or Intellia selects pursuant to the target selection process may be subject to a co-development and co-commercialization arrangement at the Company's option or Intellia’s option, as applicable.
In 2020, the Company expanded its existing collaboration with Intellia to provide the Company with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the parties to jointly develop potential products for the treatment of hemophilia A and B. In addition, the Company also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products. In connection with the agreement, in 2020, the Company made a $70.0 million up-front payment and purchased shares of Intellia common stock for an aggregate purchase price of $30.0 million. The up-front payment and the amount paid in excess of the fair market value of the shares purchased, or $15.0 million, were recorded to Acquired in-process research and development expense.

d. U.S. Government
In 2020, the Company expanded its Other Transaction Agreement with the Biomedical Advanced Research Development Authority ("BARDA"), pursuant to which the U.S. Department of Health and Human Services ("HHS") was obligated to fund certain of the Company's costs incurred for research and development activities related to COVID-19 treatments. In 2020, the Company also entered into an agreement with entities acting at the direction of BARDA and the U.S. Department of Defense to manufacture and deliver filled and finished drug product of REGEN-COV to the U.S. government. The agreement, as subsequently amended, provided for payments to the Company of up to $465.9 million in the aggregate for bulk manufacturing of the drug substance, as well as fill/finish, storage, and other activities.
In January 2021, the Company entered into an agreement with the U.S. Department of Defense and HHS to manufacture and deliver additional filled and finished drug product of REGEN-COV to the U.S. government. Pursuant to the agreement, the U.S. government was obligated to purchase 1.25 million doses of drug product, which the Company delivered by June 30, 2021, resulting in payments to the Company of $2.625 billion.
In September 2021, the Company entered into an amendment to its January 2021 agreement to supply the U.S. government with an additional 1.4 million doses of REGEN-COV. Pursuant to the agreement, the U.S. government was obligated to purchase all filled and finished doses of such additional drug product delivered by January 31, 2022, resulting in payments to the Company of $2.940 billion in the aggregate. Roche supplied a portion of the doses to Regeneron to fulfill the Company's agreement with the U.S. government (see "Roche" below for further details regarding the Company's collaboration agreement with Roche).
As of December 31, 2021, the Company had completed its final deliveries of drug product under the agreements described above. See Note 2 for REGEN-COV net product sales recognized during the years ended December 31, 2021 and 2020 in connection with these agreements.
e. Roche
In 2020, the Company entered into a collaboration agreement (the "Roche Collaboration Agreement") with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV in the United States and Ronapreve™ in other countries). Under the terms of the collaboration agreement, the Company leads global development activities for REGEN-COV, and the parties jointly fund certain studies. The Company has the right to distribute the product in the United States and Roche has the right to distribute the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market. Each quarter, a single payment is due from one party to the other to true-up the global gross profits between the parties. If Regeneron is to receive a true-up payment from Roche, such amount will be recorded to Other collaboration revenue. If Regeneron is to make a true-up payment to Roche, such amount will be recorded to Cost of goods sold.
Amounts recognized in the Company's Statements of Operations in connection with the Roche Collaboration Agreement are as follows:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2022	2021	2020
Global gross profit payment from Roche in connection with sales of REGEN-COV and Ronapreve	Other collaboration revenue	$627.3	$361.8	$—
Reimbursement of R&D expenses	Reduction of R&D expense	$6.8	$128.1	$78.5
Global gross profit payment to Roche in connection with sales of REGEN-COV and Ronapreve	Cost of goods sold	$—	$259.6	$—
The following table summarizes contract balances in connection with the Roche Collaboration Agreement:

	As of December 31,
(In millions)	2022	2021
Accounts receivable, net	$396.6	$—
Accrued expenses and other current liabilities	$—	$268.8

f. Alnylam
In 2018, the Company and Alnylam Pharmaceuticals, Inc. entered into a collaboration to discover RNA interference ("RNAi") therapeutics for nonalcoholic steatohepatitis ("NASH") and potentially other related diseases, as well as to research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts (including ALN-HSD, which is currently in clinical development). Under the terms of the collaboration agreement, the parties share development costs equally. During the fourth quarter of 2022, Alnylam elected to opt-out of further development activities related to ALN-HSD; as a result, the Company retains the exclusive right to develop and commercialize such product and Alnylam will receive a royalty on sales (if any).
In 2019, the Company and Alnylam entered into a global, strategic collaboration to discover, develop, and commercialize RNA interference therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. In connection with the collaboration, the Company made an up-front payment of $400.0 million to Alnylam, and also purchased shares of Alnylam common stock for $400.0 million. For each program, the Company provides Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive up to an aggregate of $200.0 million in clinical proof-of-principle milestones for eye and CNS programs.
Under the collaboration, the parties plan to perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development/co-commercialization collaboration agreement ("Co-Co Collaboration Agreement") (under which the parties are advancing ALN-APP and ALN-PNP, which are currently in clinical development) or License Agreement structure. The initial target nomination and discovery period is five years (which may under certain situations automatically be extended for up to seven years in the aggregate) (the "Research Term"). In addition, the Company has an option to extend the Research Term for an additional five-year period for a research extension fee ranging from $200.0 million to $400.0 million; the actual amount of the fee will be determined based on the acceptance of one or more Investigational New Drug Applications ("INDs") (or their equivalent in certain other countries) for programs in the eye and CNS.
In addition, during 2019, the parties entered into a Co-Co Collaboration Agreement for cemdisiran, a small interfering RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam, with Alnylam as the lead party, and a License Agreement for a combination consisting of cemdisiran and a fully human monoclonal antibody targeting C5 being developed by the Company (pozelimab), with the Company as the licensee. Under the C5 siRNA Co-Co Collaboration Agreement, the parties shared costs equally and under the License Agreement, the Company as the licensee is responsible for its own costs and expenses. The C5 siRNA License Agreement contains a flat low double-digit royalty payable to Alnylam on potential future net sales of the combination only subject to customary reductions, as well as up to $325.0 million in sales milestones.
During the fourth quarter of 2022, the Company elected to opt-out of further development activities pursuant to the Co-Co Collaboration Agreement for cemdisiran as a monotherapy; as a result, Alnylam retains the right to develop and commercialize such product and the Company will receive a royalty on sales (if any).
Amounts recognized in the Company's Statements of Operations in connection with the Alnylam agreements described above were not material for the years ended December 31, 2022, 2021, and 2020. In addition, contract balances in the Company's Balance Sheets were not material as of December 31, 2022 and 2021.
g. Checkmate
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
h. Teva
The Company and Teva are parties to a collaboration agreement (the "Teva Collaboration Agreement") to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to the Company's collaboration agreement with Mitsubishi Tanabe Pharma Corporation. Under the terms of the Teva Collaboration Agreement, the Company led global development activities and the parties share development costs equally.

In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in 2016, and as of December 31, 2022, the Company had received an aggregate $120.0 million of development milestones from Teva.
Amounts recognized in the Company's Statements of Operations in connection with the Teva Collaboration Agreement are as follows:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2022	2021	2020
Amounts recognized in connection with up-front and development milestone payments received	Other operating income	$33.3	$26.2	$47.2
In addition, the Company recognized reimbursement of R&D expenses (as a reduction of R&D expense) of $42.4 million and $109.4 million for the years ended December 31, 2021 and 2020, respectively. Such amount was not material for the year ended December 31, 2022.
The following table summarizes contract balances in connection with the Teva Collaboration Agreement:

	As of December 31,
(In millions)	2022	2021
Accounts receivable, net	$1.6	$11.0
Other liabilities	$—	$39.7
Other liabilities included up-front and development milestone payments received from Teva for which recognition had been deferred. During 2022, the Company discontinued further clinical development of fasinumab and, as a result, recorded $31.9 million as an increase to Other operating income as the Company deemed its obligation to provide development services in connection with the Teva Collaboration Agreement to be complete.
i. Other
In addition to the collaboration agreements discussed above, the Company has various other collaboration agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may be required to pay, or it may receive, additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones) which in the aggregate could be significant. The Company may also incur, or get reimbursed for, significant research and development costs. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay, or it may receive, royalties on future sales. The payment or receipt of these amounts, however, is contingent upon the occurrence of various future events.

4. Marketable Securities
Marketable securities as of December 31, 2022 and 2021 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 5) as well as equity securities of publicly traded companies (see Note 5).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of December 31, 2022	Cost Basis	Gains	Losses	Value
Corporate bonds	$6,975.5	$—	$(291.1)	$6,684.4
U.S. government and government agency obligations	2,945.4	0.9	(6.9)	2,939.4
Sovereign bonds	67.1	—	(3.0)	64.1
Commercial paper	121.1	—	—	121.1
Certificates of deposit	182.1	—	(0.1)	182.0
Asset-backed securities	28.9	—	(1.7)	27.2
	$10,320.1	$0.9	$(302.8)	$10,018.2

As of December 31, 2021
Corporate bonds	$7,518.4	$10.2	$(40.9)	$7,487.7
U.S. government and government agency obligations	109.0	0.3	(0.8)	108.5
Sovereign bonds	64.4	0.3	(0.3)	64.4
Commercial paper	439.7	—	(0.1)	439.6
Certificates of deposit	255.2	—	(0.1)	255.1
Asset-backed securities	42.0	—	(0.1)	41.9
	$8,428.7	$10.8	$(42.3)	$8,397.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities listed as of December 31, 2022 mature at various dates through April 2028. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	As of December 31,
(In millions)	2022	2021
Maturities within one year	$4,636.4	$2,809.1
Maturities after one year through five years	5,381.4	5,588.1
Maturities after five years	0.4	—
	$10,018.2	$8,397.2
The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$2,445.4	$(73.1)	$4,200.4	$(218.0)	$6,645.8	$(291.1)
U.S. government and government agency obligations	785.2	(2.0)	71.0	(4.9)	856.2	(6.9)
Sovereign bonds	18.6	(1.1)	45.6	(1.9)	64.2	(3.0)
Certificates of deposit	40.2	(0.1)	—	—	40.2	(0.1)
Asset-backed securities	11.5	(0.6)	15.2	(1.1)	26.7	(1.7)
	$3,300.9	$(76.9)	$4,332.2	$(225.9)	$7,633.1	$(302.8)

As of December 31, 2021
Corporate bonds	$5,889.3	$(40.9)	$—	$—	$5,889.3	$(40.9)
U.S. government and government agency obligations	90.0	(0.8)	—	—	90.0	(0.8)
Sovereign bonds	37.0	(0.3)	—	—	37.0	(0.3)
Commercial paper	295.7	(0.1)	—	—	295.7	(0.1)
Certificates of deposit	169.4	(0.1)	—	—	169.4	(0.1)
Asset-backed securities	34.9	(0.1)	—	—	34.9	(0.1)
	$6,516.3	$(42.3)	$—	$—	$6,516.3	$(42.3)
The unrealized losses on corporate bonds as of December 31, 2022 were primarily driven by increases in interest rates. The Company has reviewed its portfolio of available-for-sale debt securities and determined that the decline in fair value below cost did not result from credit-related factors. In addition, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, such securities before recovery of their amortized cost bases.
With respect to marketable securities, for the years ended December 31, 2022, 2021, and 2020, amounts reclassified from Accumulated other comprehensive income (loss) into Other income (expense), net were related to realized gains and losses on sales of available-for-sale debt securities.
Realized gains and losses on sales of marketable securities were not material for the years ended December 31, 2022, 2021, and 2020. Interest income of $160.1 million, $45.8 million, and $75.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, was recognized in Other income (expense), net.

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

(In millions)		Fair Value Measurements at Reporting Date
As of December 31, 2022	Fair Value	Level 1	Level 2
Available-for-sale debt securities:
Corporate bonds	$6,684.4	$—	$6,684.4
U.S. government and government agency obligations	2,939.4	—	2,939.4
Sovereign bonds	64.1	—	64.1
Commercial paper	121.1	—	121.1
Certificates of deposit	182.0	—	182.0
Asset-backed securities	27.2	—	27.2
Equity securities (unrestricted)	24.6	24.6	—
Equity securities (restricted)	1,185.4	1,185.4	—
	$11,228.2	$1,210.0	$10,018.2

As of December 31, 2021
Available-for-sale debt securities:
Corporate bonds	$7,487.7	$—	$7,487.7
U.S. government and government agency obligations	108.5	—	108.5
Sovereign bonds	64.4	—	64.4
Commercial paper	439.6	—	439.6
Certificates of deposit	255.1	—	255.1
Asset-backed securities	41.9	—	41.9
Equity securities (unrestricted)	58.4	58.4	—
Equity securities (restricted)	1,191.5	1,191.5	—
	$9,647.1	$1,249.9	$8,397.2
The Company held certain restricted equity securities as of December 31, 2022 which are subject to transfer restrictions that expire at various dates through 2024.
During the year ended December 31, 2022, the Company recorded $39.8 million of net unrealized losses on equity securities in Other income (expense), net. During the years ended December 31, 2021 and 2020, the Company recorded $386.1 million, and $196.0 million, respectively, of net unrealized gains on equity securities in Other income (expense), net.
In addition to the investments summarized in the table above, as of December 31, 2022 and 2021, the Company had $48.3 million and $40.0 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of the Company's long-term debt (see Note 10), which was determined based on Level 2 inputs, was estimated to be $1.443 billion and $1.887 billion as of December 31, 2022 and 2021, respectively.

6. Inventories
Inventories consist of the following:

	As of December 31,
(In millions)	2022	2021
Raw materials	$818.4	$721.9
Work-in-process	963.1	707.2
Finished goods	98.6	73.7
Deferred costs	521.8	448.5
	$2,401.9	$1,951.3
Inventory balances in the table above are net of reserves of $720.7 million and $510.0 million as of December 31, 2022 and 2021, respectively. Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the years ended December 31, 2022 and 2021, Cost of goods sold included inventory write-offs and reserves of $258.7 million and $457.1 million, respectively, primarily related to REGEN-COV. Inventory write-offs and reserves for the year ended December 31, 2020 were not material.
7. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	As of December 31,
(In millions)	2022	2021
Land	$264.5	$248.0
Building and improvements	2,270.0	2,088.5
Leasehold improvements	114.3	113.9
Construction in progress	980.5	767.7
Laboratory equipment	1,315.3	1,225.5
Computer equipment and software	337.4	291.5
Furniture, office equipment, and other	150.2	145.2
	5,432.2	4,880.3
Less, accumulated depreciation and amortization	(1,669.2)	(1,398.1)
	$3,763.0	$3,482.2
Property, plant, and equipment in the table above includes leased property under the Company's finance lease at its Tarrytown, New York facility. See Note 11.
Depreciation and amortization expense on property, plant, and equipment was $303.9 million, $281.1 million, and $230.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022 and 2021, $2.960 billion and $2.684 billion, respectively, of the Company's net property, plant, and equipment was located in the United States and $803.0 million and $797.8 million, respectively, was located outside the United States (primarily in Ireland).

8. Intangible Assets
Intangible assets consist of the following:

		As of December 31,
		2022			2021
(In millions)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired product rights - Libtayo	13 years	$946.3	$(35.7)	$910.6	$—	$—	$—
Other intangibles	5–8 years	10.0	(5.1)	4.9	29.3	(22.6)	6.7
Intangible assets, net		$956.3	$(40.8)	$915.5	$29.3	$(22.6)	$6.7
As described in Note 3, the Company recorded an intangible asset in connection with obtaining the exclusive right to develop, commercialize, and manufacture Libtayo worldwide. The intangible asset recognized upon the effective date of the A&R IO LCA primarily consisted of the $900.0 million up-front payment, offset by the remaining IO Collaboration Other liabilities balance of $241.0 million. During the year ended December 31, 2022, the Company recorded additions to the Libtayo intangible asset primarily related to contingent consideration (including regulatory and sales-based milestones, as described in Note 3) and other amounts due to Sanofi in connection with obtaining the worldwide rights to Libtayo.
Amortization expense on intangible assets was $37.6 million for the year ended December 31, 2022. Amortization expense for the years ended December 31, 2021 and 2020 was not material.
As of December 31, 2022, assuming no changes in the gross carrying amount of intangible assets, amortization expense is estimated to be approximately $72 million for each of the years ending December 31, 2023 through December 31, 2027.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
(In millions)	2022	2021
Accrued payroll and related costs	$497.3	$440.7
Accrued clinical expenses	295.0	295.8
Accrued sales-related costs	633.6	472.7
Income taxes payable	0.3	326.3
Amounts due to collaborators (see Note 3)	10.5	287.4
Other accrued expenses and liabilities	637.5	383.9
	$2,074.2	$2,206.8

10. Debt
Credit Facility
In December 2018, the Company entered into an agreement with a syndicate of lenders (the "2018 Credit Agreement") which provided for a $750.0 million senior unsecured five-year revolving credit facility. The 2018 Credit Agreement, which was to mature in December 2023, included an option for the Company to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions.
In December 2022, the Company entered into an agreement with a syndicate of lenders (the "2022 Credit Agreement") which provides for a $750.0 million senior unsecured five-year revolving credit facility (the "2022 Credit Facility") and replaces the 2018 Credit Agreement, which was contemporaneously terminated. The 2022 Credit Agreement includes an option for the Company to elect to increase the commitments under the 2022 Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $500.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. The 2022 Credit Agreement also provides a $50.0 million sublimit for letters of credit.
As set forth in the 2022 Credit Agreement, the Company has the option to amend the 2022 Credit Agreement to establish environmental, social, and governance targets which will be used to adjust pricing under the 2022 Credit Facility, subject to parameters to be provided in the 2022 Credit Agreement.
Proceeds of the loans under the 2022 Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. Regeneron Pharmaceuticals, Inc. has guaranteed all obligations under the 2022 Credit Facility. The 2022 Credit Agreement includes an option for the Company to elect to extend the maturity date of the 2022 Credit Facility beyond December 2027, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the 2022 Credit Facility may be prepaid, and the commitments under the 2022 Credit Facility may be terminated, at any time without premium or penalty.
The Company had no borrowings outstanding under the 2022 Credit Facility as of December 31, 2022.
The 2022 Credit Agreement contains operating covenants and a maximum total leverage ratio financial covenant. The Company was in compliance with all covenants of the 2022 Credit Agreement as of December 31, 2022.
Senior Notes
In August 2020, the Company issued and sold $1.250 billion aggregate principal amount of senior unsecured notes due 2030 and $750 million aggregate principal amount of senior unsecured notes due 2050 (collectively, the "Notes"). The underwriting discounts and offering expenses are being amortized as additional interest expense over the period from issuance through maturity.
Long-term debt in connection with the Notes, net of underwriting discounts and offering expenses, consists of the following:

	As of December 31,
(In millions)	2022	2021
1.750% Senior Notes due September 2030	$1,241.0	$1,239.9
2.800% Senior Notes due September 2050	740.4	740.1
	$1,981.4	$1,980.0
Interest on each series of Notes is payable semi-annually in arrears on March 15 and September 15 of each year until their respective maturity dates. Interest expense related to the Notes was $44.3 million, $44.4 million, and $17.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
a. Leases
The Company conducts certain of its research, development, and administrative activities at leased facilities. The Company also leases vehicles and other assets.
Operating leases
Amounts recognized in the Company's Consolidated Balance Sheets and Statements of Operations included in this report associated with operating leases were not material. Operating lease right-of-use assets are included within Other noncurrent assets, and lease liabilities are included in Accrued expenses and other current liabilities and Other noncurrent liabilities.
Finance leases
In March 2017, the Company entered into a Participation Agreement with BA Leasing BSC, LLC, an affiliate of Banc of America Leasing & Capital LLC ("BAL"), as lessor, and a syndicate of lenders (collectively with BAL, the "Lease Participants"), which provided for $720.0 million of lease financing from the Lease Participants for the acquisition of laboratory and office facilities in Tarrytown, New York (the "Facility"). In March 2017, the Company also entered into a Lease and Remedies Agreement with BAL, pursuant to which the Company leased the Facility from BAL for a five-year term which ended in March 2022.
In March 2022, the Company entered into a Second Amended and Restated Lease and Remedies Agreement (the "Restated Lease") with BAL, as lessor (the "Lessor"), which amends, restates, and extends its lease of the Facility. In March 2022, the Company also entered into a Second Amended and Restated Participation Agreement (the "Restated Participation Agreement") with Bank of America, N.A., as administrative agent, the Lessor, and a syndicate of financial institutions as rent assignees (collectively with the Lessor, the "Participants"), which amends and restates the original Participation Agreement entered into in March 2017.
The original Participation Agreement and certain related agreements were amended and restated in order to, among other things, (i) effect a five-year extension of the original March 2022 maturity date of the $720.0 million lease financing and the end of the term of the Company's lease of the Facility from the Lessor to March 2027, at which time all amounts outstanding thereunder will become due and payable in full, and (ii) modify the rate of the interest or yield that is payable to the Participants. In accordance with the terms of the Restated Lease, the Company continues to pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. The Company is also required to make monthly payments of basic rent during the term of the Restated Lease in an amount equal to a variable rate per annum, which was modified in connection with the Restated Lease, to be an adjusted one-month forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR"), plus an applicable margin that varies with the Company's debt rating and total leverage ratio.
The Restated Participation Agreement and Restated Lease include an option for the Company to elect to further extend the maturity date of the Restated Participation Agreement and the term of the Restated Lease for an additional five-year period, subject to the consent of all the Participants and certain other conditions. The Company also has the option prior to the end of the term of the Restated Lease to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Participants' advances under the Restated Participation Agreement, all accrued and unpaid yield thereon, and all other outstanding amounts under the Restated Participation Agreement, Restated Lease, and certain related documents or (b) sell the Facility to a third party on behalf of the Lessor.
Consistent with the original lease, the Restated Lease continues to be classified as a finance lease as the Company has the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Restated Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in the Company's $750.0 million 2018 Credit Agreement. The Company was in compliance with all such covenants as of December 31, 2022.

Amounts recognized in the Consolidated Balance Sheet related to the Lease are included in the table below. Other than the Lease described above, the Company had no leases accounted for as finance leases as of December 31, 2022 and 2021.

		As of December 31,
(In millions)	Classification	2022	2021
Finance lease right-of-use assets	Property, plant, and equipment, net(a)	$620.3	$631.3
Finance lease liabilities	Finance lease liabilities	$720.0	$719.7

(a) Finance lease right-of-use assets were recorded net of accumulated amortization of $119.4 million and $104.9 million as of December 31, 2022 and 2021, respectively.
Finance lease costs consist of the following:

	Year Ended December 31,
(In millions)	2022	2021
Amortization of right-of-use assets	$14.5	$14.4
Interest on lease liabilities	21.6	11.9
	$36.1	$26.3
Other information related to the Company's finance lease includes the following:

	As of December 31,
	2022	2021
Remaining lease term (in years)	4.2	0.2
Discount rate	4.84%	1.68%
Supplemental information
The following is a maturity analysis of the Company's finance lease liability:

(In millions)	As of December 31, 2022
2023	$44.9
2024	38.6
2025	31.3
2026	30.7
2027	727.9
Total undiscounted lease payments	873.4
Imputed interest	(153.4)
Total lease liability	$720.0
b. Research Collaboration and Licensing Agreements
As part of the Company's research and development efforts, the Company enters into research collaboration and licensing agreements with other companies, universities, and other organizations. These agreements contain varying terms and provisions which include fees to be paid by the Company, services to be provided, and license rights to certain proprietary technology developed under the agreements. Some of these agreements may require the Company to pay additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones). Additionally, the Company has in-licensed patent and/or technology pursuant to agreements which contain provisions that require the Company to pay royalties, as defined, at rates that range from 0.5% to 12.0%, in the event the Company sells or licenses any proprietary products developed under the respective agreements. The Company also has contingent reimbursement obligations to its collaborators Sanofi and Bayer out of the respective collaboration's profits, if they are sufficient for that purpose. See Note 3 for a more detailed description of collaboration, license, and other agreements.

As described in Note 3, as a result of obtaining worldwide rights to Libtayo, the Company pays Sanofi a royalty on net product sales of Libtayo. In addition, in 2018, the Company and Sanofi entered into a license agreement with Bristol-Myers Squibb Company, E. R. Squibb & Sons, L.L.C., and Ono Pharmaceutical Co., Ltd. to obtain a license under certain patents owned and/or exclusively licensed by one or more of those parties that includes the right to develop and sell Libtayo. Under the agreement, the Company is obligated to pay royalties of 8.0% on worldwide sales of Libtayo through December 31, 2023, and royalties of 2.5% from January 1, 2024 through December 31, 2026. Prior to July 1, 2022, royalties on such sales were shared equally by the Company and Sanofi.
For the years ended December 31, 2022, 2021, and 2020, the Company recorded royalty expense (net of reimbursements from collaborators, as applicable) in Cost of goods sold and Cost of collaboration and contract manufacturing of $84.5 million, $66.9 million, and $56.5 million, respectively, based on product sales under various licensing agreements.
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
Share Repurchase Programs
In November 2019, the Company's board of directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company's Common Stock. The share repurchase program permitted the Company to make repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. As of December 31, 2020, the Company had repurchased the entire $1.0 billion it was authorized to repurchase under the program.
In January 2021, the Company's board of directors authorized a share repurchase program to repurchase up to $1.5 billion of the Company's Common Stock. The share repurchase program was approved under terms substantially similar to the November 2019 share repurchase program described above. As of December 31, 2021, the Company had repurchased the entire $1.5 billion of its Common Stock that it was authorized to repurchase under the program.
In November 2021, the Company's board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of the Company's Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase programs described above. The program has no time limit and can be discontinued at any time. As of December 31, 2022, $745.2 million remained available for share repurchases under the November 2021 program.
The table below summarizes the shares of the Company's Common Stock it repurchased under the programs and the cost of the shares, which were recorded as Treasury Stock.

	Year Ended December 31,
(In millions)	2022	2021	2020
Number of shares	3.3	3.0	1.6
Total cost of shares	$2,099.8	$1,655.0	$746.0
In January 2023, the Company's board of directors authorized a new share repurchase program to repurchase up to an additional $3.0 billion of the Company's Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase programs described above. The program has no time limit and can be discontinued at any time.
Share repurchases may be made from time to time at management’s discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors.

Sanofi Funding of Certain Development Costs
In 2018, the Company and Sanofi entered into an agreement, which, among other things, granted Sanofi a limited waiver of Sanofi's lock-up obligations under the amended and restated investor agreement between the Company and Sanofi in order to allow Sanofi to satisfy its funding obligations with respect to Libtayo development costs and/or certain activities relating to dupilumab and itepekimab incurred in quarterly periods through September 30, 2020 by selling shares of the Company's Common Stock owned by Sanofi. During 2020, Sanofi elected to sell, and the Company elected to purchase, shares of our Common Stock to satisfy Sanofi's funding obligation related to such activities. Consequently, the Company recorded the cost of the shares received, or $135.0 million, as Treasury Stock during 2020.
Additional Stock Purchased from Sanofi
In May 2020, a secondary offering of 13,014,646 shares of the Company's Common Stock (the "Secondary Offering") held by Sanofi was completed. In connection with the Secondary Offering, the Company also purchased 9,806,805 shares directly from Sanofi for an aggregate purchase amount of $5.0 billion (the "Stock Purchase"). As a result of the Secondary Offering and the Stock Purchase, Sanofi disposed of all of its shares of the Company's Common Stock, other than 400,000 shares that it retained as of the closing of the Secondary Offering and the Stock Purchase (a portion of which Sanofi used for the funding of certain development costs described above).
In May 2020, the Company entered into an amendment to the amended and restated investor agreement, which provides, among other things, that following the Secondary Offering and Stock Purchase, the “standstill” provisions, which contractually prohibit Sanofi from seeking to directly or indirectly exert control of the Company, continue to apply pursuant to their terms.
Arrangements with Other Collaborators
In connection with the Company's license and collaboration agreement with Bayer for the joint development and commercialization outside the United States of antibody product candidates to Ang2, Bayer is bound by certain "standstill" provisions, which contractually prohibit Bayer from seeking to influence the control of the Company or acquiring more than 20% of the Company's outstanding shares of Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the fifth anniversary of the termination of the agreement (which will occur on November 1, 2023) or (ii) other specified events.
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
As of December 31, 2022, there were 15.9 million shares available for future grants under the Second Amended and Restated 2014 Incentive Plan. No additional awards may be made under the 2000 Incentive Plan, the Original 2014 Incentive Plan, or the Amended and Restated 2014 Incentive Plan.
a.     Stock Options
Transactions involving stock option awards during 2022 under the Company's Incentive Plans are summarized in the table below.

		Number of Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Intrinsic Value (In millions)
Outstanding as of December 31, 2021		18.0	$435.56
2022:	Granted	2.0	$705.02
	Forfeited	(0.4)	$500.26
	Exercised	(4.0)	$382.66
Outstanding as of December 31, 2022		15.6	$481.62	6.3	$3,685.9

Vested and expected to vest as of December 31, 2022		15.1	$476.15	6.2	$3,632.8

Exercisable as of December 31, 2022		10.1	$420.47	5.0	$2,991.9
The Company satisfies stock option exercises with newly issued shares of the Company's Common Stock. The total intrinsic value of stock options exercised during 2022, 2021, and 2020 was $1.214 billion, $1.707 billion, and $2.251 billion, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2022, 2021, and 2020.

	Number of Options Granted (In millions)	Weighted-Average Exercise Price	Weighted-Average Fair Value
2022:
Exercise price equal to Market Price	2.0	$705.02	$220.88
2021:
Exercise price equal to Market Price	2.3	$628.43	$174.20
2020:
Exercise price equal to Market Price	2.9	$492.60	$126.50
For the years ended December 31, 2022, 2021, and 2020, the Company recognized $341.9 million, $328.7 million, and $329.5 million, respectively, of stock-based compensation expense related to stock option awards (net of amounts capitalized as inventory, which were not material for each of the three years). As of December 31, 2022, there was $572.0 million of stock-based compensation cost related to unvested stock options, net of estimated forfeitures, which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 1.8 years.
Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2022, 2021, and 2020.

	2022	2021	2020
Expected volatility	28%	27%	28%
Expected lives from grant date	5.2 years	5.5 years	5.0 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.50%	1.22%	0.47%
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
b.     Restricted Stock Awards and Time-Based Restricted Stock Units
A summary of the Company's activity related to restricted stock awards and time-based restricted stock units (excluding performance-based restricted stock units, which are detailed further below) (collectively, "restricted stock") during 2022 is summarized below.

		Number of Shares/Units (In millions)	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021		2.1	$499.85
2022:	Granted	0.9	$702.32
	Vested	(0.3)	$477.22
	Forfeited	(0.1)	$522.18
Unvested as of December 31, 2022		2.6	$571.19
For the years ended December 31, 2022, 2021, and 2020, the Company recognized $331.1 million, $221.0 million, and $102.5 million, respectively, of stock-based compensation expense related to restricted stock (net of amounts capitalized as inventory, which were not material for each of the three years). As of December 31, 2022, there was $907.7 million of stock-based compensation cost related to unvested restricted stock which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 2.1 years.
c.     Performance-based Restricted Stock Units
Performance-based restricted stock units ("PSUs") have been granted to certain members of senior management of the Company. PSUs may be earned based upon the attainment of pre-established performance criteria, which may include a market and/or performance condition. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, a recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of a 4–6 year vesting period, as applicable.
The table below summarizes activity related to PSUs during 2022. The number of PSUs granted represents the maximum number of units that are eligible to be earned.

		Number of Shares/Units (In millions)	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021		1.3	$209.06
2022:	Granted	0.2	$485.61
Unvested as of December 31, 2022		1.5	$245.94
For each of the years ended December 31, 2022, and 2021, the Company recognized $52.0 million of stock-based compensation expense related to PSUs. The Company did not recognize stock-based compensation expense related to PSUs in 2020 (as PSUs granted in 2020 were granted on December 31, 2020 and are expensed over the vesting period). As of December 31, 2022, there was $156.1 million of stock-based compensation cost related to unvested PSUs which had not yet been recognized. The Company expects to recognize this compensation cost on a straight-line basis over a weighted average period of 3.3 years.
Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of PSUs that were granted during 2022 and 2020. The Company did not grant PSUs during 2021.

	2022	2020
Expected volatility	32%	35%
Expected dividend yield	0%	0%
Risk-free interest rate	3.3%	0.4%
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
Expenses recognized by the Company related to contributions to such plans were $67.6 million, $55.5 million, and $49.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

15. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. Components of income before income taxes consist of the following:

	Year Ended December 31,
(In millions)	2022	2021	2020
United States	$839.9	$5,944.7	$2,442.3
Foreign	4,018.9	3,381.1	1,368.1
	$4,858.8	$9,325.8	$3,810.4
Components of income tax expense consist of the following:

	Year Ended December 31,
(In millions)	2022	2021	2020
Current:
Federal	$968.5	$1,429.8	$199.0
State	7.4	6.2	1.2
Foreign	290.9	(38.4)	21.4
Total current tax expense	1,266.8	1,397.6	221.6
Deferred:
Federal	(797.7)	(423.2)	109.0
State	(2.7)	(0.6)	(2.0)
Foreign	54.0	276.7	(31.4)
Total deferred tax (benefit) expense	(746.4)	(147.1)	75.6
	$520.4	$1,250.5	$297.2
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Taxation of non-U.S. operations	(5.5)	(2.8)	(1.8)
Stock-based compensation	(2.9)	(2.4)	(7.6)
Income tax credits	(2.0)	(1.0)	(2.8)
Foreign-derived intangible income deduction	(1.0)	(1.4)	—
Sale of non-inventory related assets between foreign subsidiaries	—	—	(0.8)
Other permanent differences	1.1	—	(0.2)
Effective income tax rate	10.7%	13.4%	7.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
(In millions)	2022	2021
Deferred tax assets:
Capitalized research and development expenses	$845.3	$—
Deferred compensation	416.2	406.6
Accrued expenses	235.6	262.1
Fixed assets and intangible assets	227.6	257.5
Tax attribute carryforwards	41.3	6.1
Other	15.9	10.8
Deferred revenue	—	57.3
Total deferred tax assets	1,781.9	1,000.4

Deferred tax liabilities:
Unrealized gains on investments	(58.2)	(123.5)
Net deferred tax assets	$1,723.7	$876.9
The Company's federal income tax returns for 2017 through 2021 remain open to examination by the IRS. The Company's 2017 and 2018 federal income tax returns are currently under audit by the IRS. In general, the Company's state income tax returns from 2018 to 2021 remain open to examination. The Company's income tax returns outside of the United States remain open to examination from 2018 to 2021. The United States and many states generally have statutes of limitation ranging from 3 to 5 years; however, those statutes could be extended due to the Company's tax credit carryforward position. In general, tax authorities have the ability to review income tax returns in which the statute of limitation has previously expired to adjust the tax credits generated in those years.
The amount of net unrecognized tax benefits that, if settled, would impact the effective tax rate is $373.7 million, $321.1 million, and $267.0 million as of December 31, 2022, 2021, and 2020, respectively. The following table reconciles the beginning and ending amounts of unrecognized tax benefits.

(In millions)	2022	2021	2020
Balance as of January 1	$410.9	$267.0	$210.8
Gross increases related to current year tax positions	136.9	182.3	76.6
Gross (decreases) increases related to prior year tax positions	(5.0)	2.9	7.2
Gross decreases due to settlements and lapse of statutes of limitations	—	(41.3)	(27.6)
Balance as of December 31	$542.8	$410.9	$267.0
In 2022, 2021, and 2020, the increases in unrecognized tax benefits primarily related to the Company's calculation of certain tax credits and other items related to the Company's international operations. The decrease in unrecognized tax benefits in 2021 was related to the closing of audits for the Company's federal income tax returns for 2015 and 2016. Interest expense related to unrecognized tax benefits was not material in 2022, 2021, and 2020. The Company does not believe that it is reasonably possible that the resolution of tax exposures within the next twelve months would have a material impact on the consolidated financial statements as of December 31, 2022.
In August 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law in the United States. The IRA created a new corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% of the value of certain stock repurchases. The provisions of the IRA will be effective for periods beginning after December 31, 2022. The enactment of the IRA did not result in any material adjustments to the Company's income tax provisions or net deferred tax assets as of December 31, 2022.

16. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of December 31, 2022 and 2021, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.
Proceedings Relating to Praluent (alirocumab) Injection
As described below, the Company is currently a party to patent infringement actions initiated by Amgen Inc. (and/or its affiliated entities) against the Company and/or Sanofi (and/or the Company's and Sanofi's respective affiliated entities) in a number of jurisdictions relating to Praluent. In addition, as described below, the Company filed a lawsuit against Amgen alleging that Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws.
United States
In the United States, Amgen has asserted claims of U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and sought a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. As previously reported, on February 11, 2021, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed the lower court's decision that certain of Amgen's asserted patent claims are invalid based on lack of enablement. On April 14, 2021, Amgen filed a petition for a rehearing en banc with the Federal Circuit, which was denied on June 21, 2021. On November 4, 2022, the United States Supreme Court granted Amgen's petition for writ of certiorari. An oral hearing has been scheduled for March 27, 2023.
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
United States
On February 11, 2020, anonymous parties filed two requests for ex parte reexamination of the Company's U.S. Patent Nos. 10,406,226 and 10,464,992 (the "'992 Patent"), and the USPTO has granted both requests to initiate reexamination proceedings.
On May 5, 2021, Mylan Pharmaceuticals Inc. filed inter partes review ("IPR") petitions in the USPTO against the Company's U.S. Patent Nos. 9,254,338 (the "'338 Patent") and 9,669,069 (the "'069 Patent") seeking declarations of invalidity of the '338 Patent and the '069 Patent. On November 10, 2021, the USPTO issued a decision instituting both IPR proceedings. On December 9, 2021, Apotex Inc. and Celltrion, Inc. each filed two separate IPR petitions against the Company's '338 and '069 Patents requesting that their IPRs be instituted and joined with the IPR proceedings initiated by Mylan concerning the '338 and '069 Patents, which petitions were granted on February 9, 2022. An oral hearing was held on August 10, 2022. On November 9, 2022, the USPTO issued final written decisions finding that the claims of the '338 and '069 Patents are unpatentable and, therefore, invalid. On January 10, 2023, the Company filed notices of appeal of the USPTO written decisions concerning the '338 and '069 Patents with the Federal Circuit.
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
In 2022, Mylan filed IPR petitions against the Company's U.S. Patent Nos. 10,130,681 (the "'681 Patent") and 10,888,601 (the "'601 Patent") (each filed July 1, 2022) and 10,857,205 (filed October 28, 2022) seeking declarations of invalidity of each of these patents. On January 11, 2023, the USPTO instituted IPR proceedings concerning the '681 Patent and the '601 Patent. On January 6, 2023, Samsung Bioepis Co., Ltd. filed a separate IPR petition against the Company's '681 Patent seeking a declaration of invalidity of the '681 Patent.
On September 9, 2022, Apotex filed an IPR petition against the Company's U.S. Patent No. 11,253,572 (the "'572 Patent") seeking a declaration of invalidity of the '572 Patent.
On January 17, 2023, Celltrion, Inc. filed an IPR petition against the '992 Patent seeking a declaration of invalidity of the '992 Patent.
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

Canada
On June 15, July 15, August 30, and October 4, 2022, the Company and Bayer Inc. filed patent infringement lawsuits against BGP Pharma ULC d.b.a Viatris Canada ("Viatris Canada") in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent) and 3,007,276 (the "'276 Patent") (in the lawsuit filed on June 15, 2022); the Company's Canadian Patent No. 2,965,495 (the "'495 Patent") (in the lawsuit filed on July 15, 2022); the Company's Canadian Patent No. 2,906,768 (the "'768 Patent") (in the lawsuit filed on August 30, 2022, which has been joined with the lawsuit filed on July 15, 2022); and the Company's Canadian Patent No. 3,129,193 (the "'193 Patent") (in the lawsuit filed on October 4, 2022). A trial for the lawsuit concerning the '510 Patent and the '276 Patent has been scheduled for March 2024; a trial for the lawsuit concerning the '193 Patent has been scheduled for May 2024; and a trial for the lawsuit concerning the '495 Patent and the '768 Patent has been scheduled for November/December 2024. The filing of the lawsuit concerning the '510 Patent and the '276 Patent resulted in a statutory 24-month stay of regulatory approval of Viatris Canada's aflibercept biosimilar in Canada unless the lawsuit is resolved earlier.
South Korea
On October 31, 2022 and December 13, 2022, Samsung Bioepis Co., Ltd. initiated invalidation proceedings before the Intellectual Property Trial and Appeal Board of the Korean Intellectual Property Office against the Company's Korean Patent Nos. 1131429 and 1406811, respectively, seeking revocation of each of such patents in its entirety.
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
On June 19, 2020, Novartis also filed a patent infringement lawsuit (as amended on August 2, 2021) in the U.S. District Court for the Northern District of New York asserting claims of the '631 Patent and seeking preliminary and permanent injunctions to prevent the Company from continuing to infringe the '631 Patent. Novartis also seeks a judgment of patent infringement of the '631 Patent, monetary damages (together with interest), an order of willful infringement of the '631 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuits, and attorneys' fees. On November 7, 2022, the Company and Novartis entered into a stipulation staying the lawsuit in light of the decision in the IPR proceeding discussed below.
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration of invalidity of the '631 Patent on two separate grounds. On January 15, 2021, the USPTO declined to institute an IPR proceeding on procedural grounds in light of the pending ITC investigation discussed above; the other IPR petition has been withdrawn. Following Novartis's motion to terminate the ITC investigation discussed above, on April 16, 2021 the Company filed a new IPR petition seeking a declaration of invalidity of the '631 Patent based on the same grounds that were the basis for the OUII staff attorney's determination discussed above. On October 26, 2021, the USPTO issued a decision instituting the IPR proceeding. An oral hearing was held on July 21, 2022. On October 25, 2022, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a final written decision invalidating all claims of the '631 Patent. On December 23, 2022, Novartis filed a notice of appeal of the PTAB's decision to the Federal Circuit.
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
Proceedings Relating to REGEN-COV (casirivimab and imdevimab)
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit (as amended on April 8, 2021 and December 12, 2022) against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221 (the "'221 Patent"). Allele seeks a judgment of patent infringement of the '221 Patent, an award of monetary damages (together with interest), an order of willful infringement of the '221 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuit, and attorneys' fees. On July 16, 2021, the Company filed a motion to dismiss the complaint, which motion was denied on March 2, 2022.
Department of Justice Matters
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST, and ZALTRAP®); and certain other related documents and communications. On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law. On August 24, 2020, the Company filed a motion to dismiss the complaint in its entirety. On December 4, 2020, the court denied the motion to dismiss. On December 28, 2022, the U.S. Attorney’s Office for the District of Massachusetts filed a motion for partial summary judgment. On January 31, 2023, the Company filed a motion for summary judgment.
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
Proceedings Relating to Shareholder Derivative Complaint
On June 29, 2021, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties in relation to the allegations in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. The complaint seeks an award of damages allegedly sustained by the Company; an order requiring Regeneron to take all necessary actions to reform and improve its corporate governance and internal procedures; disgorgement from the individual defendants of all profits and benefits obtained by them resulting from their sales of Regeneron stock; and costs and disbursements of the action, including attorneys' fees. On July 28, 2021, the defendants filed a notice of removal, removing the case from the New York Supreme Court to the U.S. District Court for the Southern District of New York. On September 23, 2021, the plaintiff moved to remand the case to the New York Supreme Court. Also on September 23, 2021, the individual defendants moved to dismiss the complaint in its entirety. On December 19, 2022, the U.S. District Court for the Southern District of New York denied the plaintiff's motion to remand the case and granted a motion to stay the case pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts discussed under "Department of Justice Matters" above. As a result of the stay, the court also terminated the Company's motion to dismiss the complaint without prejudice to renew upon conclusion of the stay.
17. Net Income Per Share
The calculations of basic and diluted net income per share are as follows:

	Year Ended December 31,
(In millions, except per share data)	2022	2021	2020
Net income - basic and diluted	$4,338.4	$8,075.3	$3,513.2

Weighted average shares - basic	107.1	105.7	107.6
Effect of dilutive securities:
Stock options	4.9	5.4	7.0
Restricted stock awards and restricted stock units	1.5	1.1	0.5
Weighted average shares - diluted	113.5	112.2	115.1

Net income per share - basic	$40.51	$76.40	$32.65
Net income per share - diluted	$38.22	$71.97	$30.52

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Year Ended December 31,
(Shares in millions)	2022	2021	2020
Stock options	2.3	2.9	2.7
18. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

	December 31,
(In millions)	2022	2021	2020
Cash and cash equivalents	$3,105.9	$2,885.6	$2,193.7
Restricted cash included in Other noncurrent assets	13.5	12.5	13.6
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$3,119.4	$2,898.1	$2,207.3
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	As of December 31,
(In millions)	2022	2021	2020
Accrued capital expenditures	$70.8	$74.8	$83.6
Accrued payments for Libtayo intangible asset	$135.5	$—	$—