Form 10-Q
period 2023-03-31
REGENERON PHARMACEUTICALS, INC.
filed 2023-05-04
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of April 11, 2023:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,818,146
Common Stock, $.001 par value	107,892,108

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"Altibodies™," "ARCALYST®," "Evkeeza®," "EYLEA®," "Inmazeb®," "Libtayo®," "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "RGC®," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,916.3	$3,105.9
Marketable securities	5,043.4	4,636.4
Accounts receivable, net	5,118.6	5,328.7
Inventories	2,424.7	2,401.9
Prepaid expenses and other current assets	406.2	411.2
Total current assets	16,909.2	15,884.1

Marketable securities	6,066.6	6,591.8
Property, plant, and equipment, net	3,880.9	3,763.0
Intangible assets, net	928.7	915.5
Deferred tax assets	1,924.9	1,723.7
Other noncurrent assets	349.6	336.4
Total assets	$30,059.9	$29,214.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$599.5	$589.2
Accrued expenses and other current liabilities	2,074.3	2,074.2
Deferred revenue	426.3	477.9
Total current liabilities	3,100.1	3,141.3

Long-term debt	1,981.8	1,981.4
Finance lease liabilities	720.0	720.0
Deferred revenue	85.5	69.8
Other noncurrent liabilities	677.3	638.0
Total liabilities	6,564.7	6,550.5

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2023 and 2022	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 131.4 in 2023 and 130.4 in 2022	0.1	0.1
Additional paid-in capital	10,597.7	9,949.3
Retained earnings	24,124.5	23,306.7
Accumulated other comprehensive loss	(181.6)	(238.8)
Treasury Stock, at cost; 23.5 shares in 2023 and 22.6 shares in 2022	(11,045.5)	(10,353.3)
Total stockholders' equity	23,495.2	22,664.0
Total liabilities and stockholders' equity	$30,059.9	$29,214.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Statements of Operations
Revenues:
Net product sales	$1,668.0	$1,638.6
Collaboration revenue	1,378.1	1,232.5
Other revenue	116.0	94.0
	3,162.1	2,965.1

Expenses:
Research and development	1,101.2	843.8
Acquired in-process research and development	56.1	28.1
Selling, general, and administrative	601.1	450.0
Cost of goods sold	208.4	207.3
Cost of collaboration and contract manufacturing	249.1	197.6
Other operating (income) expense, net	(0.5)	(20.2)
	2,215.4	1,706.6

Income from operations	946.7	1,258.5

Other income (expense):
Other (expense) income, net	(70.7)	(183.8)
Interest expense	(18.0)	(13.6)
	(88.7)	(197.4)

Income before income taxes	858.0	1,061.1

Income tax expense	40.2	87.6

Net income	$817.8	$973.5

Net income per share - basic	$7.64	$9.12
Net income per share - diluted	$7.17	$8.61

Weighted average shares outstanding - basic	107.1	106.8
Weighted average shares outstanding - diluted	114.0	113.1

Statements of Comprehensive Income
Net income	$817.8	$973.5
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities	57.2	(144.9)
Unrealized gain on cash flow hedges	—	1.0
Comprehensive income	$875.0	$829.6

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	1.8	$—	130.4	$0.1	$9,949.3	$23,306.7	$(238.8)	(22.6)	$(10,353.3)	$22,664.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.1	—	491.3	—	—	—	—	491.3
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(99.2)	—	—	—	—	(99.2)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.9	—	—	—	1.7	20.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.9)	(693.9)	(693.9)
Stock-based compensation charges	—	—	—	—	237.4	—	—	—	—	237.4
Net income	—	—	—	—	—	817.8	—	—	—	817.8
Other comprehensive income, net of tax	—	—	—	—	—	—	57.2	—	—	57.2
Balance, March 31, 2023	1.8	$—	131.4	$0.1	$10,597.7	$24,124.5	$(181.6)	(23.5)	$(11,045.5)	$23,495.2

Balance, December 31, 2021	1.8	$—	126.2	$0.1	$8,087.5	$18,968.3	$(26.2)	(19.4)	$(8,260.9)	$18,768.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.6	—	593.7	—	—	—	—	593.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(105.8)	—	—	—	—	(105.8)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.8	—	—	—	1.7	14.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.5)	(352.0)	(352.0)
Stock-based compensation charges	—	—	—	—	165.9	—	—	—	—	165.9
Net income	—	—	—	—	—	973.5	—	—	—	973.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(143.9)	—	—	(143.9)
Balance, March 31, 2022	1.8	$—	127.6	$0.1	$8,754.1	$19,941.8	$(170.1)	(19.9)	$(8,611.2)	$19,914.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$817.8	$973.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99.5	74.3
Stock-based compensation expense	238.7	166.9
Losses on marketable and other securities, net	166.6	204.5
Other non-cash items, net	20.6	84.3
Deferred income taxes	(216.5)	(225.0)
Changes in assets and liabilities:
Decrease in accounts receivable	210.1	1,197.5
Increase in inventories	(46.8)	(88.6)
Increase in prepaid expenses and other assets	(5.5)	(44.8)
(Decrease) increase in deferred revenue	(35.9)	9.5
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	119.0	(250.4)
Total adjustments	549.8	1,128.2
Net cash provided by operating activities	1,367.6	2,101.7

Cash flows from investing activities:
Purchases of marketable and other securities	(1,749.4)	(2,309.8)
Sales or maturities of marketable and other securities	1,792.8	746.3
Capital expenditures	(178.2)	(141.8)
Payments for Libtayo intangible asset	(100.9)	—
Net cash used in investing activities	(235.7)	(1,705.3)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	485.2	521.6
Payments in connection with Common Stock tendered for employee tax obligations	(97.0)	(98.8)
Repurchases of Common Stock	(710.7)	(358.1)
Net cash (used in) provided by financing activities	(322.5)	64.7

Net increase in cash, cash equivalents, and restricted cash	809.4	461.1

Cash, cash equivalents, and restricted cash at beginning of period	3,119.4	2,898.1

Cash, cash equivalents, and restricted cash at end of period	$3,928.8	$3,359.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Financial Statements
Basis of Presentation
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2022 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

2. Product Sales
Net product sales consist of the following:

		Three Months Ended March 31,
(In millions)		2023	2022
EYLEA®	U.S.	$1,433.8	$1,517.6
Libtayo®(a)	U.S.	109.7	78.9
	ROW(b)	67.2	—
Praluent®	U.S.	40.2	33.6
Evkeeza®	U.S.	14.9	8.5
Inmazeb®	U.S.	2.2	—
		$1,668.0	$1,638.6

(a) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. Effective July 1, 2022, the Company records global net product sales of Libtayo. See Note 3 for further details.

(b) Rest of world ("ROW")
As of March 31, 2023 and December 31, 2022, the Company had $3.578 billion and $3.586 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2023 and 2022. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended March 31,
	2023	2022
Besse Medical, a subsidiary of AmerisourceBergen Corporation	52%	55%
McKesson Corporation	25%	30%

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2023	2022
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Collaboration revenue	$636.5	$415.3
Sales-based milestones earned	Collaboration revenue	$—	$50.0
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$161.9	$160.8
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)/Reduction of R&D expense	$(26.4)	$26.8
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$117.6	$91.7

Immuno-oncology(a):
Regeneron's share of profits in connection with commercialization of Libtayo outside the United States	Collaboration revenue	$—	$2.8
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$—	$2.0
Reimbursement of R&D expenses	Reduction of R&D expense	$—	$21.5
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$—	$19.0
Regeneron's obligation for its share of Sanofi commercial expenses	SG&A expense	$—	$(9.2)
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$—	$(32.3)
Amounts recognized in connection with up-front payments received	Other operating income	$—	$18.1

(a) As described within the "Immuno-Oncology" section below, effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide.

Antibody
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"), which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. The Company is obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on the Company's share of collaboration profits from commercialization of collaboration products. Under the terms of the LCA, the Company was required to apply 10% of its share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. On July 1, 2022, an amendment to the LCA became effective, pursuant to which the percentage of the Company's share of profits used to reimburse Sanofi for such development costs increased from 10% to 20%. A portion of the value associated with the increase in reimbursement percentage was deemed to be contingent consideration attributable to the Company's acquisition of the Libtayo (cemiplimab) rights described within the "Immuno-Oncology" section below; this portion will be recorded as an increase to the Libtayo intangible asset over time as the Company repays such development costs to Sanofi.
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
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	March 31,	December 31,
(In millions)	2023	2022
Accounts receivable, net	$731.5	$692.3
Deferred revenue	$377.5	$415.8
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
Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA"). In connection with the A&R IO LCA, in 2022, the Company made a $900.0 million up-front payment to Sanofi, as well as a $100.0 million regulatory milestone payment. In addition, Sanofi earned a $65.0 million sales-based milestone upon the achievement of a specified amount of worldwide net product sales of Libtayo in 2022 and is eligible to receive an additional $35.0 million sales-based milestone upon the achievement of a specified amount of worldwide net product sales of Libtayo in 2023 (aggregate of $100.0 million in sales-based milestones eligible to be earned under the terms of the A&R IO LCA). The Company also pays Sanofi an 11% royalty on net product sales of Libtayo through March 31, 2034. The transaction was accounted for as an asset acquisition and amounts paid to Sanofi in connection with obtaining the worldwide rights to Libtayo, including the up-front payment and any contingent consideration, are recorded as an intangible asset.

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
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2023	2022
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	Collaboration revenue	$331.6	$338.4
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$25.3	$25.0
One-time payment in connection with change in Japan arrangement	Collaboration revenue	$—	$21.9
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)/Reduction of R&D expense	$(13.4)	$0.3
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	March 31,	December 31,
(In millions)	2023	2022
Accounts receivable, net	$356.8	$348.2
Deferred revenue	$134.3	$131.9
c. Roche
The Company is a party to a collaboration agreement (the "Roche Collaboration Agreement") with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV® in the United States and Ronapreve™ in other countries). Under the terms of the collaboration agreement, the parties jointly fund certain studies, and the Company has the right to distribute the product in the United States while Roche has the right to distribute the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market.
Amounts recognized in the Company's Statements of Operations in connection with the Roche Collaboration Agreement are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2023	2022
Global gross profit payment from Roche in connection with sales of Ronapreve	Collaboration revenue	$222.2	$216.3
Reimbursement of research and development expenses from Roche was not material for the three months ended March 31, 2023 and 2022.
The following table summarizes contract balances in connection with the Roche Collaboration Agreement:

	March 31,	December 31,
(In millions)	2023	2022
Accounts receivable, net	$220.6	$396.6

d. Sonoma Biotherapeutics, Inc.
In March 2023, the Company and Sonoma Biotherapeutics, Inc. entered into a license and collaboration agreement to bring together the Company's VelociSuite® technologies with Sonoma's technology platform for the discovery, development, and commercialization of novel regulatory T cell (Treg) therapies for autoimmune diseases. In connection with the agreement, the Company made a $45.0 million up-front payment (which was recorded to Acquired in-process research and development expense in the first quarter of 2023) and, in April 2023, the Company purchased an aggregate of $30.0 million of Sonoma preferred stock. Sonoma is also eligible to receive a $45.0 million development milestone payment. The Company and Sonoma will co-fund research and development activities and share equally any future commercial expenses and profits. The Company will have the option to lead late-stage development and commercialization on all products globally, with Sonoma retaining rights to co-promote all such products in the United States.
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

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Net income - basic and diluted	$817.8	$973.5

Weighted average shares - basic	107.1	106.8
Effect of dilutive securities:
Stock options	5.0	5.0
Restricted stock awards and restricted stock units	1.9	1.3
Weighted average shares - diluted	114.0	113.1

Net income per share - basic	$7.64	$9.12
Net income per share - diluted	$7.17	$8.61
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended March 31,
(Shares in millions)	2023	2022
Stock options	1.7	2.2

5. Marketable Securities
Marketable securities as of March 31, 2023 and December 31, 2022 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of March 31, 2023	Cost Basis	Gains	Losses	Value
Corporate bonds	$6,819.1	$4.8	$(231.7)	$6,592.2
U.S. government and government agency obligations	2,902.2	5.5	(4.3)	2,903.4
Sovereign bonds	72.6	0.1	(2.3)	70.4
Commercial paper	279.1	0.1	(0.1)	279.1
Certificates of deposit	153.9	—	(0.2)	153.7
Asset-backed securities	53.9	0.1	(1.5)	52.5
	$10,280.8	$10.6	$(240.1)	$10,051.3

As of December 31, 2022
Corporate bonds	$6,975.5	$—	$(291.1)	$6,684.4
U.S. government and government agency obligations	2,945.4	0.9	(6.9)	2,939.4
Sovereign bonds	67.1	—	(3.0)	64.1
Commercial paper	121.1	—	—	121.1
Certificates of deposit	182.1	—	(0.1)	182.0
Asset-backed securities	28.9	—	(1.7)	27.2
	$10,320.1	$0.9	$(302.8)	$10,018.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of March 31, 2023 mature at various dates through August 2028. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	March 31,	December 31,
(In millions)	2023	2022
Maturities within one year	$5,043.4	$4,636.4
Maturities after one year through five years	4,996.6	5,381.4
Maturities after five years	11.3	0.4
	$10,051.3	$10,018.2

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of March 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$707.1	$(8.1)	$5,293.7	$(223.6)	$6,000.8	$(231.7)
U.S. government and government agency obligations	228.1	(0.1)	79.2	(4.2)	307.3	(4.3)
Sovereign bonds	—	—	64.0	(2.3)	64.0	(2.3)
Commercial paper	212.6	(0.1)	—	—	212.6	(0.1)
Certificates of deposit	74.9	(0.1)	2.9	(0.1)	77.8	(0.2)
Asset-backed securities	—	—	24.7	(1.5)	24.7	(1.5)
	$1,222.7	$(8.4)	$5,464.5	$(231.7)	$6,687.2	$(240.1)

As of December 31, 2022
Corporate bonds	$2,445.4	$(73.1)	$4,200.4	$(218.0)	$6,645.8	$(291.1)
U.S. government and government agency obligations	785.2	(2.0)	71.0	(4.9)	856.2	(6.9)
Sovereign bonds	18.6	(1.1)	45.6	(1.9)	64.2	(3.0)
Certificates of deposit	40.2	(0.1)	—	—	40.2	(0.1)
Asset-backed securities	11.5	(0.6)	15.2	(1.1)	26.7	(1.7)
	$3,300.9	$(76.9)	$4,332.2	$(225.9)	$7,633.1	$(302.8)
The unrealized losses on corporate bonds as of March 31, 2023 were primarily driven by increases in interest rates. The Company has reviewed its portfolio of available-for-sale debt securities and determined that the decline in fair value below cost did not result from credit-related factors. In addition, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, such securities before recovery of their amortized cost bases.
With respect to marketable securities, for the three months ended March 31, 2023 and 2022, amounts reclassified from Accumulated other comprehensive loss into Other (expense) income, net were related to realized gains and losses on sales of available-for-sale debt securities.
For the three months ended March 31, 2023 and 2022, realized gains and losses on sales of marketable securities were not material.

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

(In millions)		Fair Value Measurements at Reporting Date
As of March 31, 2023	Fair Value	Level 1	Level 2
Cash equivalents	$1,422.7	$154.1	$1,268.6
Available-for-sale debt securities:
Corporate bonds	6,592.2	—	6,592.2
U.S. government and government agency obligations	2,903.4	—	2,903.4
Sovereign bonds	70.4	—	70.4
Commercial paper	279.1	—	279.1
Certificates of deposit	153.7	—	153.7
Asset-backed securities	52.5	—	52.5
Equity securities (unrestricted)	20.7	20.7	—
Equity securities (restricted)	1,038.0	1,028.3	9.7
	$12,532.7	$1,203.1	$11,329.6

As of December 31, 2022
Cash equivalents	$1,662.8	$88.3	$1,574.5
Available-for-sale debt securities:
Corporate bonds	6,684.4	—	6,684.4
U.S. government and government agency obligations	2,939.4	—	2,939.4
Sovereign bonds	64.1	—	64.1
Commercial paper	121.1	—	121.1
Certificates of deposit	182.0	—	182.0
Asset-backed securities	27.2	—	27.2
Equity securities (unrestricted)	24.6	24.6	—
Equity securities (restricted)	1,185.4	1,185.4	—
	$12,891.0	$1,298.3	$11,592.7
The Company held certain restricted equity securities as of March 31, 2023 which are subject to transfer restrictions that expire at various dates through 2024.
During the three months ended March 31, 2023 and 2022, we recorded $164.7 million and $211.2 million of net unrealized losses, respectively, on equity securities in Other (expense) income, net.
In addition to the investments summarized in the table above, as of both March 31, 2023 and December 31, 2022, the Company had $48.3 million in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of our long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.516 billion and $1.443 billion as of March 31, 2023 and December 31, 2022, respectively.

7. Inventories
Inventories consist of the following:

	March 31,	December 31,
(In millions)	2023	2022
Raw materials	$844.6	$818.4
Work-in-process	855.7	963.1
Finished goods	169.3	98.6
Deferred costs	555.1	521.8
	$2,424.7	$2,401.9
Inventory balances in the table above are net of reserves of $752.3 million and $720.7 million as of March 31, 2023 and December 31, 2022, respectively. Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 4.7% and 8.3% for the three months ended March 31, 2023 and 2022, respectively. The Company's effective tax rate for the three months ended March 31, 2023 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate.
In August 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law in the United States. The IRA created a new corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% of the value of certain stock repurchases. The provisions of the IRA became effective for periods beginning after December 31, 2022. The IRA had no impact on the Company's financial statements for the three months ended March 31, 2023.
The Company's effective tax rate for the three months ended March 31, 2022 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and stock-based compensation.
9. Stockholders' Equity
Share Repurchase Programs
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
In January 2023, our board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase program described above.
As of March 31, 2023, an aggregate of $3.051 billion remained available for share repurchases under the Company's share repurchase programs.
The table below summarizes the shares of our Common Stock we repurchased and the cost of the shares, which were recorded as Treasury Stock.

	Three Months Ended March 31,
(In millions)	2023	2022
Number of shares	0.9	0.6
Total cost of shares	$693.9	$352.0

10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	March 31,
(In millions)	2023	2022
Cash and cash equivalents	$3,916.3	$3,345.7
Restricted cash included in Other noncurrent assets	12.5	13.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$3,928.8	$3,359.2
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	March 31,	December 31,	March 31,	December 31,
(In millions)	2023	2022	2022	2021
Accrued capital expenditures	$90.3	$70.8	$80.7	$74.8
Accrued contingent consideration for Libtayo intangible asset	$55.2	$135.5	$—	$—
11. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of March 31, 2023 and December 31, 2022, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.
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
United States
In the United States, Amgen has asserted claims of U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and sought a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. As previously reported, on February 11, 2021, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed the lower court's decision that certain of Amgen's asserted patent claims are invalid based on lack of enablement. On April 14, 2021, Amgen filed a petition for a rehearing en banc with the Federal Circuit, which was denied on June 21, 2021. On November 4, 2022, the United States Supreme Court granted Amgen's petition for writ of certiorari. An oral hearing was held on March 27, 2023.

On May 27, 2022, the Company filed a lawsuit against Amgen in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On August 1, 2022, Amgen filed a motion to dismiss the complaint. On August 11, 2022, Amgen filed a motion to stay these proceedings pending resolution of the patent litigation described in the preceding paragraph. An oral hearing on Amgen's motion to dismiss and motion to stay was held on January 6, 2023. On February 10, 2023, the court denied Amgen's motion to stay; and on March 21, 2023, the court denied Amgen's motion to dismiss. A trial has been scheduled to begin in November 2024.
Europe
Amgen has asserted European Patent No. 2,215,124 (the "'124 Patent"), which pertains to PCSK9 monoclonal antibodies, in certain countries in Europe. In October 2020, the '124 Patent claims directed to compositions of matter and medical use relevant to Praluent were ruled invalid based on a lack of inventive step by the Technical Board of Appeal (the "TBA") of the European Patent Office (the "EPO"). Following the EPO's decision, each of the '124 Patent infringement proceedings initiated by Amgen against the Company and certain of Sanofi's affiliated entities in these countries was dismissed, including in Germany. The dismissal in Germany followed an earlier finding of infringement and granting of an injunction, both of which were subsequently overturned. As a result of the overturned injunction in Germany, the Company and/or certain of Sanofi's affiliated entities are seeking damages caused by Amgen's enforcement of the injunction. As part of its opposition to these damages claims, on March 23, 2022, Amgen filed a counterclaim that asserted the German designation of European Patent No. 2,641,917 (the "'917 Patent") and seeks, among other things, a judgment of patent infringement, injunctive relief, and monetary damages. The '917 Patent is a divisional patent of the '124 Patent discussed above (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '124 Patent but contains claims to a different invention). The '917 Patent is also subject to opposition proceedings in the EPO, which were initiated by Sanofi on May 5, 2021. An oral hearing before the EPO was held on February 21, 2023, at which the '917 Patent was revoked. Amgen filed a notice to appeal to the TBA of the EPO on February 27, 2023.
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
United States
On February 11, 2020, anonymous parties filed two requests for ex parte reexamination of the Company's U.S. Patent Nos. 10,406,226 (the "'226 Patent") and 10,464,992 (the "'992 Patent"), and the USPTO has granted both requests.
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
In 2022, Mylan filed IPR petitions against the Company's U.S. Patent Nos. 10,130,681 (the "'681 Patent") and 10,888,601 (the "'601 Patent") (each filed July 1, 2022) and 10,857,205 (the "'205 Patent") (filed October 28, 2022) seeking declarations of invalidity of each of these patents. On January 11, 2023, the USPTO instituted IPR proceedings concerning the '681 Patent and the '601 Patent. On February 21, 2023, the Company filed a Notice of Disclaimer with the USPTO, disclaiming all claims of the '205 Patent; and, as a result, on March 1, 2023, the USPTO denied institution of Mylan's IPR petition against the '205 Patent. On January 6, 2023 and March 26, 2023, Samsung Bioepis Co., Ltd. filed separate IPR petitions against the Company's '681 Patent and '601 Patent, respectively, seeking declarations of invalidity of such patents.
On September 9, 2022, Apotex filed an IPR petition against the Company's U.S. Patent No. 11,253,572 (the "'572 Patent") seeking a declaration of invalidity of the '572 Patent. On March 10, 2023, the USPTO declined to institute an IPR proceeding concerning the '572 Patent. On April 27, 2023, Samsung Bioepis Co., Ltd. filed a separate IPR petition against the '572 Patent seeking a declaration of invalidity of the '572 Patent.

On January 17, 2023 and February 28, 2023, Celltrion filed IPR petitions against the '992 Patent and the '226 Patent, respectively, seeking declarations of invalidity of such patents.
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for a U.S. Food and Drug Administration approval of an aflibercept biosimilar infringes certain Company patents. On April 20, 2023, Mylan filed a motion for summary judgment or partial summary judgment concerning four of the asserted patents. On April 26, 2023, the Company filed a stipulation accepting summary judgment of noninfringement of all asserted claims of the Company's U.S. Patent No. 11,104,715. A trial has been scheduled to begin on June 12, 2023 concerning certain claims of the '601 Patent, the '572 Patent, and the Company's U.S. Patent No. 11,084,865.
Europe
On October 26 and October 27, 2021, anonymous parties initiated opposition proceedings in the EPO against the Company's European Patent No. 2,944,306 (the "'306 Patent") seeking revocation of the '306 Patent in its entirety.
Canada
On June 15, July 15, August 30, and October 4, 2022, the Company and Bayer Inc. filed patent infringement lawsuits against BGP Pharma ULC d.b.a Viatris Canada ("Viatris Canada") in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent) and 3,007,276 (the "'276 Patent") (in the lawsuit filed on June 15, 2022); the Company's Canadian Patent No. 2,965,495 (the "'495 Patent") (in the lawsuit filed on July 15, 2022); the Company's Canadian Patent No. 2,906,768 (the "'768 Patent") (in the lawsuit filed on August 30, 2022, which has been joined with the lawsuit filed on July 15, 2022); and the Company's Canadian Patent No. 3,129,193 (the "'193 Patent") (in the lawsuit filed on October 4, 2022). A trial for the lawsuit concerning the '510 Patent and the '276 Patent has been scheduled for March 2024; a trial for the lawsuit concerning the '193 Patent has been scheduled for May 2024; and a trial for the lawsuit concerning the '495 Patent and the '768 Patent has been scheduled for November/December 2024. The filing of the lawsuit concerning the '510 Patent and the '276 Patent resulted in a statutory 24-month stay of regulatory approval of Viatris Canada's aflibercept biosimilar in Canada unless the lawsuit is resolved earlier. On March 27, 2023, in light of the transfer of the New Drug Submission ("NDS") discussed below, the Company filed a motion in the Federal Court of Canada seeking termination of the Viatris Canada action relating to the '510 Patent and the '276 Patent in the Federal Court of Canada.
On March 23, 2023, following the transfer of Viatris Canada's NDS of its aflibercept biosimilar to Biosimilar Collaborations Ireland Limited ("BCIL"), the Company and Bayer Inc. filed a patent infringement lawsuit against BCIL in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the Company's '510 and '276 Patents.
South Korea
On October 31, 2022 and December 13, 2022, Samsung Bioepis Co., Ltd. initiated invalidation proceedings before the Intellectual Property Trial and Appeal Board of the Korean Intellectual Property Office against the Company's Korean Patent Nos. 1131429 and 1406811, respectively, seeking revocation of each of such patents in its entirety.
On January 16, 2023, the Company filed patent infringement lawsuits against Samsung Bioepis Co., Ltd. and its parent Samsung Biologics Co., Ltd. before the Seoul Central District Court seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would infringe one or more claims of Company's Korean Patent No. 659477 (the "'477 Patent").
On March 2, 2023, the Company filed an affirmative scope confirmation action against Samsung Bioepis Co., Ltd. before the Intellectual Property Tribunal and Appeal Board of the Korean Intellectual Property Office seeking a ruling that Samsung Bioepis's aflibercept biosimilar is covered by the claims of the '477 Patent. On March 7, 2023, the action was designated for expedited proceedings.
Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On June 19, 2020, Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") filed a patent infringement lawsuit (as amended on August 2, 2021) in the U.S. District Court for the Northern District of New York asserting claims of Novartis's U.S. Patent No. 9,220,631 (the "'631 Patent") and seeking preliminary and permanent injunctions to prevent the Company from continuing to infringe the '631 Patent. Novartis also seeks a judgment of patent infringement of the '631 Patent, monetary damages (together with interest), an order of willful infringement of the '631 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuits, and attorneys' fees. On November 7, 2022, the Company and Novartis entered into a stipulation staying the lawsuit in light of the decision in the IPR proceeding discussed below.
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
Department of Justice Matters
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST®, and ZALTRAP®); and certain other related documents and communications. On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law. On August 24, 2020, the Company filed a motion to dismiss the complaint in its entirety. On December 4, 2020, the court denied the motion to dismiss. On December 28, 2022, the U.S. Attorney’s Office for the District of Massachusetts filed a motion for partial summary judgment. On January 31, 2023, the Company filed a motion for summary judgment.
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

In June 2021, the Company received a CID from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID states that the investigation concerns allegations that the Company (i) violated the False Claims Act by paying kickbacks to distributors and ophthalmology practices to induce purchase of EYLEA, including through discounts, rebates, credit card fees, free units of EYLEA, and inventory management systems; and (ii) inflated reimbursement rates for EYLEA by excluding applicable discounts, rebates, and benefits from the average sales price reported to the Centers for Medicare & Medicaid Services. The CID covers the period from January 2011 through June 2021. The Company is cooperating with this investigation.
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
Proceedings Relating to Shareholder Derivative Complaint
On June 29, 2021, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties in relation to the allegations in the civil complaint filed by the U.S. Attorney's Office for the District of Massachusetts discussed under "Department of Justice Matters" above. The complaint seeks an award of damages allegedly sustained by the Company; an order requiring Regeneron to take all necessary actions to reform and improve its corporate governance and internal procedures; disgorgement from the individual defendants of all profits and benefits obtained by them resulting from their sales of Regeneron stock; and costs and disbursements of the action, including attorneys' fees. On July 28, 2021, the defendants filed a notice of removal, removing the case from the New York Supreme Court to the U.S. District Court for the Southern District of New York. On September 23, 2021, the plaintiff moved to remand the case to the New York Supreme Court. Also on September 23, 2021, the individual defendants moved to dismiss the complaint in its entirety. On December 19, 2022, the U.S. District Court for the Southern District of New York denied the plaintiff's motion to remand the case and granted a motion to stay the case pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts discussed under "Department of Justice Matters" above. As a result of the stay, the court also terminated the Company's motion to dismiss the complaint without prejudice. The Company can therefore renew the motion to dismiss upon conclusion of the stay.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of products marketed or otherwise commercialized by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Products") and product candidates being developed by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Evkeeza® (evinacumab), aflibercept 8 mg, pozelimab, odronextamab, itepekimab, fianlimab, garetosmab, linvoseltamab, REGN5713-5714-5715, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation those listed above; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products, research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron's Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer (or their respective affiliated companies, as applicable), to be cancelled or terminated; the impact of public health outbreaks, epidemics, or pandemics (such as the COVID-19 pandemic) on our business; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings described further in Note 11 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 11 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.

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
Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technologies, and to build on that foundation with our clinical development, manufacturing, and commercial capabilities. Our objective is to continue to advance as an integrated, multi-product biotechnology company that provides patients and medical professionals with important medicines for preventing and treating human diseases.
Selected financial information is summarized as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Revenues	$3,162.1	$2,965.1
Net income	$817.8	$973.5
Net income per share - diluted	$7.17	$8.61
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
		✓	✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	Diabetic retinopathy ("DR")	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓
Dupixent (dupilumab) Injection(b)	Atopic dermatitis (in adults and adolescents)	✓	✓	✓	✓
	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	Atopic dermatitis (in pediatrics 6 months–5 years of age)	✓	✓		✓
	Asthma (in adults and adolescents)	✓	✓	✓	✓
	Asthma (in pediatrics 6–11 years of age)	✓	✓		✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan	ROW(e)
Dupixent (dupilumab) Injection(b) (continued)	Eosinophilic esophagitis ("EoE") (in adults and adolescents)	✓	✓		✓
	Prurigo nodularis	✓	✓		✓
Libtayo (cemiplimab) Injection(c)	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓		✓
	Metastatic or locally advanced first-line NSCLC (in combination with chemotherapy)	✓	✓		✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓		✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
	Metastatic or recurrent second-line cervical cancer		✓	✓	✓
Praluent (alirocumab) Injection(d)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓		✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
REGEN-COV®(f)	COVID-19		✓	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓
Evkeeza (evinacumab) Injection(g)	HoFH (in adults and adolescents)	✓	✓		✓
	HoFH (in pediatrics 5–11 years of age)	✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(h)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(i)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

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
(g) The Company is solely responsible for the development and commercialization of Evkeeza in the United States and Ultragenyx is responsible for the development and commercialization of Evkeeza outside of the United States.

(h) Kiniksa is solely responsible for the development and commercialization of ARCALYST.
(i) Sanofi is solely responsible for the development and commercialization of ZALTRAP.
Net product sales of Regeneron-discovered products consist of the following:

	Three Months Ended March 31,
	2023			2022			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	$1,433.8	$847.1	$2,280.9	$1,517.6	$868.5	$2,386.1	(4%)
Dupixent(b)	$1,898.1	$586.9	$2,485.0	$1,325.6	$484.8	$1,810.4	37%
Libtayo(c)	$109.7	$72.9	$182.6	$78.9	$45.8	$124.7	46%
Praluent(d)	$40.2	$105.7	$145.9	$33.6	$77.8	$111.4	31%
REGEN-COV(e)	$—	$613.2	$613.2	$—	$635.6	$635.6	(4%)
Kevzara(b)	$39.2	$39.3	$78.5	$57.0	$49.4	$106.4	(26%)
Other products(f)	$18.1	$16.5	$34.6	$9.9	$20.4	$30.3	14%

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
(c) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. The parties equally shared profits/losses in connection with global sales of Libtayo. Effective July 1, 2022, the Company began recording net product sales of Libtayo outside the United States and pays Sanofi a royalty on global sales. Refer to "Collaboration, License, and Other Agreements" section below for further details. Included in this line item is approximately $6 million of net product sales recorded by Sanofi in the first quarter of 2023 in connection with sales in certain markets outside the United States (Sanofi records net product sales in such markets during a transition period until inventory on hand as of July 1, 2022 is sold through to the end customers).

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

(f) Included in this line item are products which are sold by the Company and others. Refer to "Results of Operations - Revenues" below for a complete listing of net product sales recorded by the Company. Not included in this line item are net product sales of ARCALYST, which are recorded by Kiniksa; net product sales of ARCALYST were $40 million for the fourth quarter of 2022.

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

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA (aflibercept)(a)					–Approved by U.S. Food and Drug Administration ("FDA") for ROP
Aflibercept 8 mg(a)			–Wet AMD –DME	–Wet AMD and DME (U.S., EU, and Japan) –DR (U.S.)
–FDA decision on BLA for wet AMD, DME, and DR (target action date of June 27, 2023)

–European Commission ("EC") and Ministry of Health, Labour and Welfare ("MHLW") decision on regulatory submissions for wet AMD and DME (first half 2024)

–Report two-year data from Phase 3 studies in wet AMD and DME (third quarter 2023)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit		–Ulcerative colitis –Eosinophilic gastroenteritis (Phase 2/3)	–EoE in pediatrics(c) –Chronic obstructive pulmonary disease ("COPD") –Bullous pemphigoid(c) –Chronic spontaneous urticaria ("CSU") –Chronic pruritus of unknown origin	–Atopic dermatitis in pediatrics and adolescents (6 months–14 years of age) (Japan) –Prurigo nodularis (Japan) –CSU in adults and adolescents (U.S. and Japan)
–Approved by EC for atopic dermatitis in pediatrics (6 months–5 years of age)

–Approved by EC for EoE in adults and adolescents

–Reported that Phase 3 trial in COPD with evidence of type 2 inflammation met its primary and all key secondary endpoints

–Phase 3 trial in chronic cold induced urticaria did not meet its required efficacy endpoints

–MHLW decision on regulatory submission for atopic dermatitis in pediatrics and adolescents (6 months–14 years of age) in Japan (second half 2023)

–Submit sBLA for EoE in pediatrics (mid-2023)

–Report results from replicate Phase 3 trial in COPD (mid-2024)

–FDA decision on sBLA (target action date of October 22, 2023) and MHLW decision on regulatory submission (first half 2024) for CSU in adults and adolescents

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
Dupixent (dupilumab)(b) (continued)					–Discontinued further clinical development in allergic fungal rhinosinusitis and chronic rhinosinusitis without nasal polyposis
Kevzara (sarilumab)(b) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") (pivotal study) –Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)			–Approved by FDA for PMR	–Submit sBLA and regulatory application in the EU for pcJIA (second half 2023)
Itepekimab(b) (REGN3500) Antibody to IL-33			–COPD(e)			–Report results from Phase 3 study in COPD (2025)
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy

Solid Organ Oncology

Libtayo (cemiplimab)(g) Antibody to PD-1	–First-line NSCLC, BNT116 combination	–Neoadjuvant CSCC –Second-line cervical cancer, ISA101b combination	–Adjuvant CSCC		–Approved by EC for first-line NSCLC, chemotherapy combination
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies	–First-line advanced NSCLC (Phase 2/3) (pivotal study)	–First-line metastatic melanoma –First-line adjuvant melanoma			–Initiate Phase 3 study (in combination with Libtayo) in perioperative melanoma (second half 2023) –Initiate Phase 2 study (in combination with Libtayo) in perioperative NSCLC (second half 2023)
Vidutolimod Immune activator targeting TLR9		–Solid tumors				–Initiate Phase 2 study in melanoma

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3		–Platinum-resistant ovarian cancer				–Report results from Phase 1/2 study (in combination with Libtayo) in platinum-resistant ovarian cancer (second half 2023)
REGN5668(n) Bispecific antibody targeting MUC16 and CD28	–Platinum-resistant ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer					–Report additional results from Phase 1/2 study (in combination with Libtayo) in prostate cancer (second half 2023/first half 2024)
REGN4336 Bispecific antibody targeting PSMA and CD3	–Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC
REGN5093-M114 Bispecific antibody-drug conjugate targeting two distinct MET epitopes	–MET overexpressing advanced cancer
REGN6569 Antibody to GITR	–Solid tumors
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Odronextamab(i) (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)(m)	–B-cell non-Hodgkin lymphoma ("B-NHL")(m) (pivotal study)				–Initiate Phase 3 studies in follicular lymphoma ("FL") and diffuse large B-cell lymphoma ("DLBCL"), including earlier lines of therapy (second quarter 2023)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
Odronextamab(i) (REGN1979) (continued)						–Submit BLA and Marketing Authorization Application ("MAA") for relapsed/refractory FL and DLBCL (second half 2023)
REGN5837(p) Bispecific antibody targeting CD22 and CD28	–B-NHL
Linvoseltamab(f) (REGN5458) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma(c)(e)	–Multiple myeloma (pivotal study)(c)(e)				–Initiate Phase 3 study in multiple myeloma, including earlier lines of therapy (mid-2023) –Submit BLA for relapsed/refractory multiple myeloma (second half 2023)
REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Transplant desensitization in patients with chronic kidney disease
Pozelimab(f) (REGN3918) Antibody to C5; studied as monotherapy and in combination with cemdisiran		–CD55-deficient protein-losing enteropathy ("CHAPLE"), monotherapy(c)(e) (potentially pivotal study)	–Myasthenia gravis, cemdisiran combination(k) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(k)	–CHAPLE, monotherapy (adults and children aged 1 year and older) (U.S.)		–FDA decision on BLA for CHAPLE, monotherapy (target action date of August 20, 2023)
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(j) TTR gene knockout using CRISPR/Cas9	–Transthyretin ("ATTR") amyloidosis(c)
REGN9933 Antibody to Factor XI	–Thrombosis
REGN7508 Antibody to Factor XI	–Thrombosis
REGN7999 Antibody to TMPRSS6	–Transfusion dependent iron overload

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones

General Medicine

"Next Generation" Covid Antibodies Antibodies to SARS-CoV-2 variants						–Initiate clinical development of "next generation" antibody (mid-2023)
Praluent (alirocumab) Antibody to PCSK9			–HeFH in pediatrics			–Submit sBLA for HeFH in pediatrics (mid-2023)
Evkeeza (evinacumab)(f)(l) Antibody to ANGPTL3					–Approved by FDA for HoFH in pediatrics (5–11 years of age)
Garetosmab(f) (REGN2477) Antibody to Activin A			–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)
Mibavademab(f) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e) –Partial lipodystrophy
REGN5381/REGN9035 Agonist antibody to NPR1/reversal agent to REGN5381	–Reversal agent in healthy volunteers	–Heart failure				–Report initial data in healthy volunteers (2023)
ALN-HSD(o) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")	–NASH
ALN-PNP(k) RNAi therapeutic targeting PNPLA3	–NASH
ALN-APP(k) RNAi therapeutic targeting APP	–Early-onset Alzheimer’s disease(q)				–Reported positive interim data from single dose part of Phase 1 trial in early-onset Alzheimer’s disease

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
(k) In collaboration with Alnylam
(l) In collaboration with Ultragenyx outside the United States
(m) FDA granted Fast Track designation for follicular lymphoma and diffuse large B-cell lymphoma
(n) Studied in combination with ubamatamab
(o) Alnylam elected to opt-out of the product candidate. Under the terms of our agreement, Alnylam is entitled to receive royalties on sales of the product, if any.
(p) Studied in combination with odronextamab
(q) Part B of the study (multi-dose regimen) has been placed on partial clinical hold in the U.S. by the FDA due to findings observed in prior non-clinical chronic toxicology studies.

Additional Information - Clinical Development Programs
Dupixent
In March 2023, the Company and Sanofi announced that the primary and all key secondary endpoints were met in the BOREAS trial (the first of two Phase 3 trials) in adults currently on maximal standard-of-care inhaled therapy (triple therapy) with uncontrolled COPD and evidence of type 2 inflammation. In this trial, patients receiving Dupixent experienced a 30% reduction in moderate or severe acute COPD exacerbations (rapid and acute worsening of respiratory symptoms) over 52 weeks, while also demonstrating significant improvements in lung function, quality of life, and COPD respiratory symptoms. The safety results were generally consistent with the known safety profile of Dupixent in its approved indications.
Collaboration, License, and Other Agreements
Sanofi
Antibody
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits from commercialization of collaboration products; as of December 31, 2022, the total amount of our contingent reimbursement obligation to Sanofi in connection with such development expenses was approximately $2.9 billion. Under the terms of the LCA, we were required to apply 10% of our share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. On July 1, 2022, an amendment to the LCA became effective, pursuant to which the percentage of Regeneron’s share of profits used to reimburse Sanofi for such development costs increased from 10% to 20%.
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
Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA"). In connection with the A&R IO LCA, in 2022, the Company made a $900.0 million up-front payment to Sanofi, as well as a $100.0 million regulatory milestone payment. In addition, Sanofi earned a $65.0 million sales-based milestone upon the achievement of a specified amount of worldwide net product sales of Libtayo in 2022 and is eligible to receive an additional $35.0 million sales-based milestone upon the achievement of a specified amount of worldwide net product sales of Libtayo in 2023. We also pay Sanofi an 11% royalty on net product sales of Libtayo through March 31, 2034. The parties have also entered into a transition services agreement, a transitional distribution agreement, and a manufacturing services agreement, pursuant to which, during certain transitional periods, Sanofi will perform for Regeneron certain transition, distribution, and manufacturing services, respectively.

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
Alnylam
In 2018, we and Alnylam Pharmaceuticals, Inc. entered into a collaboration to discover RNA interference ("RNAi") therapeutics for NASH and potentially other related diseases, as well as to research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts (including ALN-HSD, which is currently in clinical development). Under the terms of the collaboration agreement, the parties share development costs equally. During the fourth quarter of 2022, Alnylam elected to opt-out of further development activities related to ALN-HSD; as a result, we retain the exclusive right to develop and commercialize such product and Alnylam will receive a royalty on sales, if any.
In 2019, we and Alnylam entered into a global, strategic collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. In connection with the collaboration, the Company made an up-front payment of $400.0 million to Alnylam, and also purchased shares of Alnylam common stock for $400.0 million. For each program, we provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive two $100.0 million clinical proof-of-principle milestones for each of the eye and CNS programs (an aggregate of $200.0 million in development milestones).
Under the terms of the collaboration, the parties plan to perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development/co-commercialization collaboration agreement ("Co-Co Collaboration Agreement") (under which the parties are advancing ALN-APP and ALN-PNP, which are currently in clinical development) or a license agreement ("License Agreement") structure. The initial target nomination and discovery period is five years (which may under certain situations automatically be extended for up to seven years in the aggregate) (the "Research Term"). In addition, we have an option to extend the Research Term for an additional five-year period for a research extension fee of $300.0 million.
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
Under the terms of the collaboration, when we are the licensee under a License Agreement or the lead party under a Co-Co Collaboration Agreement, Alnylam will be responsible for the manufacture and supply of the product to us for Phase 1 and Phase 2 clinical trials.
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
Results of Operations
Three Months Ended March 31, 2023 and 2022
Net Income

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Revenues	$3,162.1	$2,965.1
Operating expenses	2,215.4	1,706.6
Income from operations	946.7	1,258.5
Other income (expense)	(88.7)	(197.4)
Income before income taxes	858.0	1,061.1
Income tax expense	40.2	87.6
Net income	$817.8	$973.5

Net income per share - diluted	$7.17	$8.61
Revenues

	Three Months Ended March 31,
(In millions)	2023	2022	$ Change
Net product sales:
EYLEA - U.S.	$1,433.8	$1,517.6	$(83.8)
Libtayo - U.S.	109.7	78.9	30.8
Libtayo - ROW	67.2	—	*
Praluent - U.S.	40.2	33.6	6.6
Evkeeza - U.S.	14.9	8.5	6.4
Inmazeb - U.S.	2.2	—	2.2
Total net product sales	$1,668.0	$1,638.6	$29.4

Collaboration revenue:
Sanofi	798.4	630.9	167.5
Bayer	356.9	385.3	(28.4)
Roche	222.2	216.3	5.9
Other	0.6	—	0.6
Other revenue	116.0	94.0	22.0
Total revenues	$3,162.1	$2,965.1	$197.0

* Not meaningful

Net Product Sales
Net product sales of EYLEA in the United States decreased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in sales-related deductions, partly offset by higher sales volume.
As described in "Collaboration, License, and Other Agreements - Sanofi - Immuno-Oncology" above, effective July 1, 2022, the Company became solely responsible for the research, development, and commercialization of Libtayo worldwide and began recording net product sales of Libtayo outside the United States.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2023	2022
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$636.5	$415.3
Sales-based milestones earned	—	50.0
Reimbursement for manufacturing of commercial supplies(a)	161.9	160.8
Total Antibody	798.4	626.1

Total Immuno-oncology	—	4.8
Total Sanofi collaboration revenue	$798.4	$630.9

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Global net product sales of Dupixent and Kevzara are recorded by Sanofi in connection with the Antibody Collaboration. As described above under "Collaboration, License, and Other Agreements - Sanofi - Antibody", on July 1, 2022, an amendment to the LCA became effective, pursuant to which the percentage of Regeneron's share of profits in any calendar quarter used to reimburse Sanofi for development costs which were funded by Sanofi increased from 10% to 20%. The increase in our share of profits in connection with commercialization of antibodies during the three months ended March 31, 2023, compared to the same period in 2022, was driven by profits associated with higher Dupixent sales, partly offset by the impact of the amendment to the LCA.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended March 31,
(In millions)	2023	2022
Dupixent and Kevzara net product sales	$2,563.5	$1,916.8
Regeneron's share of collaboration profits	$711.4	$462.2
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(74.9)	(46.9)
Regeneron's share of profits in connection with commercialization of antibodies	$636.5	$415.3

Regeneron's share of collaboration profits as a percentage of Dupixent and Kevzara net product sales	25%	22%
During the three months ended March 31, 2022, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion on a rolling twelve-month basis.
As the A&R IO LCA became effective July 1, 2022, the three months ended June 30, 2022 was the last period in which Sanofi collaboration revenue was recognized in connection with the IO Collaboration.

Bayer Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2023	2022
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$331.6	$338.4
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	25.3	25.0
One-time payment in connection with change in Japan arrangement(b)	—	21.9
Total Bayer collaboration revenue	$356.9	$385.3

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing.
(b) Effective January 1, 2022, the Company and Bayer commenced sharing equally in profits and losses based on sales from Bayer to its distributor in Japan. Previously, the Company received from Bayer a tiered percentage of sales based on sales by Bayer's distributor in Japan.

Bayer records net product sales of EYLEA outside the United States. Regeneron's share of profits in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended March 31,
(In millions)	2023	2022
EYLEA net product sales outside the United States	$847.1	$868.5
Regeneron's share of collaboration profit from sales outside the United States	$346.9	$353.4
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(15.3)	(15.0)
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$331.6	$338.4

Regeneron's share of profits as a percentage of EYLEA net product sales outside the United States	39%	39%
Roche Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2023	2022
Global gross profit payment from Roche in connection with sales of Ronapreve	$222.2	$216.3
Roche distributes and records net product sales of Ronapreve outside the United States, and the parties share gross profits from worldwide sales.

Expenses

	Three Months Ended March 31,
(In millions, except headcount data)	2023	2022	Change
Research and development(a)	$1,101.2	$843.8	$257.4
Acquired in-process research and development	56.1	28.1	28.0
Selling, general, and administrative(a)	601.1	450.0	151.1
Cost of goods sold	208.4	207.3	1.1
Cost of collaboration and contract manufacturing(b)	249.1	197.6	51.5
Other operating (income) expense, net	(0.5)	(20.2)	19.7
Total operating expenses	$2,215.4	$1,706.6	$508.8

Average headcount	12,099	10,492	1,607

(a) Includes costs incurred net of any cost reimbursements from collaborators who are not deemed to be our customers
(b) Cost of collaboration and contract manufacturing includes costs we incur in connection with producing commercial drug supplies for collaborators and others.
Operating expenses included a total of $238.7 million and $166.9 million for the three months ended March 31, 2023 and 2022, respectively, of stock-based compensation expense related to equity awards granted under our long-term incentive plans.
Research and Development Expenses
The following table summarizes our estimates of direct research and development expenses by clinical development program and other significant categories of research and development expenses. Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, including costs related to preclinical research activities, clinical trials, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse. Indirect research and development expenses have not been allocated directly to each program, and primarily consist of costs to compensate personnel, overhead and infrastructure costs to maintain our facilities, and other costs related to activities that benefit multiple projects. Clinical manufacturing costs primarily consist of costs to manufacture bulk drug product for clinical development purposes as well as related drug filling, packaging, and labeling costs. Clinical manufacturing costs also includes pre-launch commercial supplies which did not meet the criteria to be capitalized as inventory. The table below also includes reimbursements of research and development expenses by collaborators, as when we are entitled to reimbursement of all or a portion of such expenses that we incur under a collaboration, we record those reimbursable amounts in the period in which such costs are incurred.

	Three Months Ended March 31,
(In millions)	2023	2022*	$ Change
Direct research and development expenses:
Dupixent (dupilumab)	$49.2	$32.1	$17.1
Fianlimab	34.8	3.4	31.4
Libtayo (cemiplimab)	32.9	38.6	(5.7)
Aflibercept 8 mg	25.7	20.2	5.5
Odronextamab	22.1	11.5	10.6
Linvoseltamab	14.8	5.3	9.5
Other product candidates in clinical development and other research programs	142.9	84.6	58.3
Total direct research and development expenses	322.4	195.7	126.7

Indirect research and development expenses:
Payroll and benefits	399.0	283.8	115.2
Lab supplies and other research and development costs	49.9	38.0	11.9
Occupancy and other operating costs	121.9	120.3	1.6
Total indirect research and development expenses	570.8	442.1	128.7

Clinical manufacturing costs	250.1	271.7	(21.6)

Reimbursement of research and development expenses by collaborators	(42.1)	(65.7)	23.6

Total research and development expenses	$1,101.2	$843.8	$257.4

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Total research and development expenses increased for the three months ended March 31, 2023, compared to the same period in 2022, partially due to the impact of the amendments to the Sanofi collaboration agreements (which were effective July 1, 2022) described under the "Collaboration, License, and Other Agreements" section above, as (i) Sanofi is no longer reimbursing us for 50% of Libtayo development costs and (ii) we recognize our 50% share of research and development expenses in connection with the Sanofi Antibody Collaboration.
Research and development expenses included stock-based compensation expense of $139.5 million and $92.4 million for the three months ended March 31, 2023 and 2022, respectively.
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
Acquired In-process Research and Development ("IPR&D")
Acquired IPR&D for the three months ended March 31, 2023 included a $45.0 million up-front payment in connection with our collaboration agreement with Sonoma Biotherapeutics, Inc. Acquired IPR&D for the three months ended March 31, 2022 included a $20.0 million opt-in payment in connection with a product candidate under our collaboration agreement with Adicet Bio, Inc.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in commercialization-related expenses for Libtayo outside the United States (as effective July 1, 2022, the Company became solely responsible for the commercialization of Libtayo worldwide), higher headcount and headcount-related costs, and higher contributions to an independent not-for-profit patient assistance organization. These increases were partly offset by a decrease in commercialization-related expenses for EYLEA. Selling, general, and administrative expenses also included stock-based compensation expense of $76.8 million and $60.7 million for the three months ended March 31, 2023 and 2022, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the recognition of costs in connection with manufacturing commercial supplies for Sanofi related to Praluent outside the United States and Dupixent globally.
Other Operating (Income) Expense
Other operating (income) expense, net, for the three months ended March 31, 2022 included recognition of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with our Sanofi IO, Teva, and MTPC collaborative arrangements. As the A&R IO LCA became effective July 1, 2022, the three months ended June 30, 2022 was the last period in which such amounts were recognized in connection with our Sanofi IO Collaboration. In addition, during the three months ended September 30, 2022, the Company discontinued further clinical development of fasinumab, and, as a result, we deemed our obligation to provide development services in connection with the Teva and MTPC collaborative arrangements to be complete.
Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended March 31,
(In millions)	2023	2022
Unrealized (losses) gains on equity securities, net	$(164.7)	$(211.2)
Interest income	95.2	18.5
Other	(1.2)	8.9
Other (expense) income, net	(70.7)	(183.8)
Interest expense	(18.0)	(13.6)
Total other income (expense)	$(88.7)	$(197.4)
Income Taxes

	Three Months Ended March 31,
(In millions, except effective tax rate)	2023	2022
Income tax expense	$40.2	$87.6
Effective tax rate	4.7%	8.3%
The Company's effective tax rate for the three months ended March 31, 2023 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate. The effective tax rate for the three months ended March 31, 2023 was positively impacted, compared to the same period in 2022, primarily by stock-based compensation.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31,	December 31,
(In millions)	2023	2022	$ Change
Financial assets:
Cash and cash equivalents	$3,916.3	$3,105.9	$810.4
Marketable securities - current	5,043.4	4,636.4	407.0
Marketable securities - noncurrent	6,066.6	6,591.8	(525.2)
	$15,026.3	$14,334.1	$692.2

Working capital:
Current assets	$16,909.2	$15,884.1	$1,025.1
Current liabilities	3,100.1	3,141.3	(41.2)
	$13,809.1	$12,742.8	$1,066.3

Borrowings and finance lease liabilities:
Long-term debt	$1,981.8	$1,981.4	$0.4
Finance lease liabilities	$720.0	$720.0	$—
As of March 31, 2023, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(In millions)	2023	2022	$ Change
Cash flows provided by operating activities	$1,367.6	$2,101.7	$(734.1)
Cash flows used in investing activities	$(235.7)	$(1,705.3)	$1,469.6
Cash flows (used in) provided by financing activities	$(322.5)	$64.7	$(387.2)
Cash Flows from Investing Activities
Capital expenditures during the three months ended March 31, 2023 included costs incurred in connection with the expansion of our Tarrytown, New York campus, as well costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the ongoing construction of a fill/finish facility and related equipment). We expect to incur capital expenditures of $800 million to $900 million for the full year of 2023 primarily in connection with the continued expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown campus and our Rensselaer manufacturing facility (including the fill/finish facility).
Payments for Libtayo intangible asset of $100.9 million during the three months ended March 31, 2023 were related to contingent consideration in connection with our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide (as described in "Collaboration, License, and Other Agreements - Sanofi - Immuno-Oncology" above).
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $485.2 million during the three months ended March 31, 2023, compared to $521.6 million during the three months ended March 31, 2022. For information related to repurchases of Common Stock, see "Share Repurchase Programs" section below.
Share Repurchase Programs
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
In January 2023, our board of directors authorized an additional share repurchase program to repurchase up to an additional $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase program above.
As of March 31, 2023, an aggregate of $3.051 billion remained available for share repurchases under the programs.
The table below summarizes the shares of our Common Stock we repurchased and the cost of the shares, which were recorded as Treasury Stock.

	Three Months Ended March 31,
(In millions)	2023	2022
Number of shares	0.9	0.6
Total cost of shares	$693.9	$352.0
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed February 6, 2023). There have been no material changes to critical accounting estimates during the three months ended March 31, 2023.
Future Impact of Recently Issued Accounting Standards
As of March 31, 2023, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed February 6, 2023). There have been no material changes to our market risks or to our management of such risks as of March 31, 2023.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Other Risks Related to Our Business and Our Common Stock
•Our business is dependent on our key personnel and will be harmed if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations.
•Significant disruptions of information technology systems or breaches of data security could adversely affect our business.
•Public health outbreaks, epidemics, or pandemics (such as the COVID-19 pandemic) have adversely affected and may in the future adversely affect our business.
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
EYLEA net product sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the three months ended March 31, 2023 and 2022, EYLEA net product sales in the United States represented 45% and 51% of our total revenues, respectively. For the three months ended March 31, 2023, EYLEA global net product sales decreased by 4%, compared to the same period in 2022, as discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, if EYLEA net product sales experience a sustained decline in or outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) will expire after May 17, 2024. See "Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products" below. As a result, we face the risk of lower EYLEA net product sales due to biosimilar competition following such expiration, which may have a material adverse impact on our results of operations. While we have submitted a BLA for aflibercept 8 mg with the FDA, the degree to which any future net product sales of aflibercept 8 mg (if approved) may offset any potential decrease in EYLEA net product sales, resulting from the factors discussed above or otherwise, is highly uncertain.
In addition, we are dependent on our share of profits from the commercialization of Dupixent under our Antibody Collaboration with Sanofi. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition may be materially harmed.
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
•the outcome of the pending proceedings relating to EYLEA, Praluent, and REGEN-COV (described further in Note 11 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
•the outcome of the pending government proceedings and investigations and other matters described in Note 11 to our Condensed Consolidated Financial Statements included in this report (including the civil complaint filed against us on June 24, 2020 in the U.S. District Court for the District of Massachusetts by the U.S. Attorney's Office for the District of Massachusetts); and
•the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so.
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
In addition, in order for private insurance and governmental payors (such as Medicare and Medicaid in the United States) to reimburse the cost of our marketed products, we must maintain, among other things, our FDA registration and our National Drug Code, formulary approval by PBMs, and recognition by insurance companies and the Centers for Medicare & Medicaid Services ("CMS"). There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage, as discussed further below) of our current and future marketed products, which may have a material adverse effect on our business.
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
Further, there have been several recent U.S. Congressional inquiries and recently approved or proposed federal and state legislation and policies (in addition to those already in effect) designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. Notably, the U.S. Congress recently passed the Inflation Reduction Act ("IRA"), which includes, among other items, provisions regarding the following:
•Implementation of a Medicare Drug Price Negotiation Program (the "Medicare Drug Price Negotiation Program"). The Medicare Drug Price Negotiation Program requires the government to set prices for select high-expenditure drugs covered under Medicare Parts B and D. In the first two years, only Part D drugs are eligible for inclusion in the Medicare Drug Price Negotiation Program. Starting in 2026, the government is authorized to select both Part B and Part D drugs for inclusion in the Medicare Drug Price Negotiation Program, with established prices for selected drugs to go into effect in 2028 absent certain disqualifying events.
•Medicare Inflation Based Rebates. The IRA includes measures penalizing manufacturers that raise prices of drugs covered under Medicare Parts B and D at a rate that exceeds the rate of inflation.
•Medicare Part D Program Redesign. The IRA implements changes to the Medicare Part D benefits to limit patient out-of-pocket drug costs and shift program liabilities from patients to other stakeholders, including health plans, manufacturers, and the government.
While enacted into law, it is currently unclear how many of the provisions of the IRA (including the Medicare Drug Price Negotiation Program with respect to Part B drugs and biologics) will be implemented and the extent to which the policy changes will ultimately impact reimbursement levels of our marketed products, including those covered under Medicare Part B (such as EYLEA) or our product candidates that may be covered under Medicare Part B (such as aflibercept 8 mg) or Medicare Part D in the future.
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

In many foreign countries, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our marketed products in those countries. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country, and may take into account the clinical effectiveness, cost, and service impact of existing, new, and emerging drugs and treatments. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we or our collaborators are unable to market our products in foreign countries or if coverage and reimbursement for our marketed products in foreign countries is limited or delayed. As discussed below under "If we are unable to establish commercial capabilities outside the United States for Libtayo, Dupixent, or any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected," we will need to manage these and other commercialization-related risks in order for us to successfully develop commercial capabilities outside the United States (including those necessary for our successful commercialization and co-commercialization of Libtayo and Dupixent, respectively).
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
EYLEA and (if approved) aflibercept 8 mg. EYLEA faces and, if approved, aflibercept 8 mg will face, significant competition in the marketplace. For example, EYLEA competes in one or more of its approved indications with other VEGF inhibitors, including Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant), Novartis and Genentech/Roche's Lucentis® (ranibizumab), and Novartis' Beovu® (brolucizumab), as well as biosimilar versions of Lucentis commercialized in the United States by Biogen Inc. and Coherus BioSciences, Inc. Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME and RVO, EYLEA also competes with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye. If approved, we expect that aflibercept 8 mg will be entering a highly competitive environment; and our success in potentially commercializing aflibercept 8 mg will depend on a number of factors, including the extent to which we and our collaborators are able to differentiate aflibercept 8 mg from competitive products and the applicability of any restrictions imposed by payors at the time, such as step therapy.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable, which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the three months ended March 31, 2023 and 2022, our gross product sales of such products to two customers accounted on a combined basis for 77% and 85% of our total gross product revenue, respectively. We expect significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we are unable to establish commercial capabilities outside the United States for Libtayo, Dupixent, and any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have a fully established organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish some or all of these capabilities outside the United States for any product we decide to independently commercialize or co-commercialize outside the United States. For example, in 2022, we and Sanofi amended the IO Collaboration to transfer all rights to develop, commercialize, and manufacture Libtayo exclusively to our Company, on a worldwide basis, over the course of a defined transition period, and we will need to establish certain sales, marketing, distribution, and manufacturing capabilities for Libtayo to support certain markets outside the United States. We will also need to obtain and/or maintain regulatory approvals for Libtayo in many jurisdictions outside of the United States. In addition, following the exercise of our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we have established certain commercial capabilities for Dupixent in some of these jurisdictions and are in the process of establishing these capabilities in others. There may be other circumstances in which we need to establish commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.
In order to commercialize or co-commercialize any products outside the United States, we must build our sales, marketing, distribution, regulatory, managerial, and other capabilities in the relevant markets or make arrangements with third parties to perform these services, any of which will likely be expensive and time consuming and could delay product launch or the co-commercialization of a product in one or more markets outside the United States. We cannot be certain that we will be able to successfully develop commercial capabilities outside the United States (including as it relates to Libtayo and Dupixent) within an acceptable time frame, without incurring substantial expenses, or at all. These and other difficulties relating to commercializing our products outside the United States may harm our business, prospects, operating results, and financial condition.
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
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. The FDA's goal for a standard review is to review the application within a 10-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity ("NME") New Drug Application ("NDA") and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within six months of the filing date. However, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending, and may be delayed for reasons beyond our control. For example, in 2022, an FDA travel complication related to scheduling a routine clinical trial site inspection in eastern Europe delayed by nearly two months the FDA's approval of our sBLA for the combination treatment of Libtayo with chemotherapy in NSCLC.
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
In addition to the standard drug approval process, the Secretary of the U.S. Department of Health and Human Services ("HHS") may authorize the issuance of, and the FDA Commissioner may issue, an EUA to allow an unapproved medical product to be used in an emergency based on criteria established by the Food, Drug, and Cosmetic Act, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. An EUA terminates when the emergency determination underlying the EUA terminates. The FDA may also revoke, revise, or restrict an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization or the medical product is no longer effective in diagnosing, treating, or preventing the underlying health emergency. For example, in January 2022, the FDA revised the EUA previously granted for REGEN-COV to exclude its use in geographic regions (currently including all U.S. states, territories, and jurisdictions) where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. Any such termination, revocation, or revision of an EUA could adversely impact our business in a variety of ways, including by having to absorb related manufacturing and overhead costs as well as potential inventory write-offs if regulatory approval is not obtained timely or at all. For example, during each of the years ended December 31, 2022 and 2021, we recorded a charge to write down inventory related to REGEN-COV.
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

Furthermore, we are subject to pharmacovigilance reporting and other pharmacovigilance requirements, which may differ in the numerous countries in which we conduct clinical trials or commercialize a product. Failure to comply with any such requirements may result in the premature closure of the clinical trials and other enforcement actions by the relevant regulatory authorities. For example, if we do not manage to retain a Qualified Person Responsible for Pharmacovigilance ("QPPV"), to maintain a Pharmacovigilance System Master File ("PSMF"), or to comply with other pharmacovigilance obligations in the European Economic Area ("EEA"), we may be at risk of our clinical trials being closed prematurely, our marketing authorization being suspended, and we may be subject to other enforcement actions by the national competent authorities of the EEA or the EC.
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
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our Company, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness and/or safety concerns, and clinical trials evaluating our product candidates have failed to meet the relevant endpoints. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and analogous foreign regulatory authorities may deem the results insufficient for an approval. If concerns arise about the safety of a product candidate or non-compliance with the protocol or applicable regulatory requirements, the FDA or other regulatory authorities can delay or suspend a clinical trial by placing it on a full or partial "clinical hold" pending receipt of additional data or the satisfaction of other conditions. A clinical hold may require us to spend significant resources to address the underlying causes of the clinical hold and may result in a delay in the clinical program, which may be significant. In addition, if we are not able to successfully address such underlying causes or our response is not deemed adequate to lift the clinical hold, the clinical program may have to be terminated. Any such clinical program delays or terminations may adversely affect our business.
Many of our clinical trials are conducted under the oversight of Independent Data Monitoring Committees ("IDMCs"). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results. For example, we previously discontinued actively treating patients with fasinumab following a recommendation from the responsible IDMC that the program be terminated based on available evidence at that time; and we later discontinued further clinical development of fasinumab. The recommended termination or material modification of any of our ongoing late-stage clinical trials by an IDMC could negatively impact the future development of our product candidate(s), and our business, prospects, operating results, and financial condition may be materially harmed.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. In addition, other parties may allege that our drug-delivery devices infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 11 to our Condensed Consolidated Financial Statements. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. For example, certain of our U.S. patents (including those pertaining to our key products, such as EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination, as described in Note 11 to our Condensed Consolidated Financial Statements included in this report. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Such opposition proceedings are increasingly common in Europe and are costly to defend. For example, in 2021, anonymous parties initiated opposition proceedings in the European Patent Office ("EPO") against our European Patent No. 2,944,306 (which concerns pre-filled syringes comprising ophthalmic formulations containing VEGF antagonists such as aflibercept for intravitreal administration), as described in Note 11 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions or our ability to obtain, maintain, and enforce our intellectual property rights. Any such changes could also affect the value of our intellectual property or narrow the scope of our patents. We cannot be certain that our intellectual property rights related to any current or future product or product candidate or technology would not be eliminated, narrowed, or weakened by any such change or other rulemaking.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we and/or Sanofi are currently party to patent infringement proceedings initiated by Amgen against us and/or Sanofi relating to Praluent, as described in Note 11 to our Condensed Consolidated Financial Statements. In addition, we are currently party to patent infringement and other proceedings relating to EYLEA and REGEN-COV, as described in Note 11 to our Condensed Consolidated Financial Statements.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned or if there is greater demand than currently expected for our marketed products. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. The COVID-19 pandemic has exacerbated and may in the future further exacerbate certain of these risks. For example, the impact of prioritizing certain manufacturing-related resources for our COVID-19 monoclonal antibodies has included and may in the future include, among other things, drawing down inventory safety stock levels for certain of our other products (including Dupixent and EYLEA). Depending on the demand for our products, our ability to re-establish successfully our customary manufacturing cadence, and other relevant factors, we may not be able to replenish our inventory safety stock to the levels we deem prudent or supply our products and product candidates in sufficient quantities to satisfy our commercial and development needs. We also rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we are in the process of constructing fill/finish facilities (refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for information about expected capital expenditures relating to this and other projects). In addition, we may need to develop or acquire additional manufacturing capabilities to the extent we or our collaborators pursue the development of drugs generated by means other than our existing "Trap" or VelociSuite® technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and it could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
Our ability to manufacture products may be impaired if any of our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture products in our Rensselaer, New York and Limerick, Ireland facilities and at additional facilities (if any) in the future (including our ability to conduct any fill/finish activities in the future), the ability of our collaborators to manufacture products at their facilities, and our ability to utilize other third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 11 to our Condensed Consolidated Financial Statements. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
If sales of our marketed products do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties or our collaborators.
We use our manufacturing facilities primarily to produce bulk product for commercial supply of our marketed products and clinical and preclinical candidates for ourselves and our collaborations. We also plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products and new product candidates if they are approved for marketing or otherwise authorized for use. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us. In addition, if we or our collaborators experience excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during each of the years ended December 31, 2022 and 2021, we recorded a charge to write down inventory related to REGEN-COV.
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
•new laws, regulations, or judicial decisions related to prescription drugs or other healthcare products, healthcare availability, or the payment for healthcare products and services, including prescription drugs, that would make it more difficult for us to market and sell products once they are approved by the FDA or foreign regulatory agencies;
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
We have operations and conduct business in several countries outside the United States and we plan to significantly expand the scope of these activities in existing and/or additional countries. For example, as discussed above, we will need to establish commercial capabilities related to Libtayo in certain markets outside the United States following the amendment to the IO Collaboration; and we perform co-commercialization activities under the Antibody Collaboration related to Dupixent in certain jurisdictions outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, particularly those in which we have not previously established operations, and many of these risks will increase as we expand our activities in such jurisdictions. These risks include:
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
We are subject to income tax in the United States and foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from the applicable statutory tax rates and relative earnings in each taxing jurisdiction. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. Domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, tax assessments or judgments in excess of accrued amounts that we have estimated in preparing our financial statements may materially and adversely affect our reported effective tax rate or our cash flows. Further, other factors may adversely affect our effective tax rate, including changes in the mix of our profitability from country to country, changes in tax laws and regulations, and tax effects of the accounting for stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control). For example, the IRA has created a corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% of the value of certain stock repurchases that apply to certain corporations for tax years beginning after December 31, 2022. Further, actions taken by the Organization for Economic Co-operation and Development and the EC could also influence tax laws in countries in which we operate, including the implementation of a global minimum tax. Changes to these or other laws and regulations or their interpretations could materially adversely impact our effective tax rate or cash flows.
We face risks related to the personal data we collect, process, and share.
Our ability to conduct our business is significantly dependent on the data that we collect, process, and share in discovering, developing, and commercializing drug products. These data are often considered personal data and are therefore regulated by data privacy laws in applicable jurisdictions.
Our activities outside the U.S., including clinical trial programs and research collaborations (such as our consortium with a group of companies to fund the generation of genetic exome sequence data from the UK Biobank health resource), implicate non-U.S. data protection laws, including the EU's General Data Protection Regulations ("GDPR"). The GDPR has a wide range of compliance obligations, including increased transparency requirements and data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher)). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. In June 2021, the EC introduced new standard contractual clauses required to be incorporated into certain new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside the EU. Compliance with these requirements has been and is expected to continue to be costly and time consuming.
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
Consumer protection laws impact the manner in which we develop and maintain processes to support our patient assistance programs, product marketing activities, and the sharing of employee and clinical data for internal and third-party commercial activities. Several U.S. states have proposed and passed consumer privacy laws, which were modeled after the California Consumer Privacy Act of 2018 ("CCPA") and influenced by the GDPR. The CCPA is a consumer protection law that establishes requirements for data use and sharing transparency and provides California residents with personal data privacy rights regarding the use, disclosure, and retention of their personal data. Amendments to the CCPA have, among other things, imposed new obligations to provide notice where personal data will be de-identified. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with data privacy incidents involving certain elements of personal data. These claims may result in significant liability and damages. These laws and regulations are constantly evolving and may impose limitations on our business activities. Several other U.S. states have introduced similar consumer protection laws, some of which are set to go into effect in the near future. At the federal level, Section 5 of the FTC Act is a consumer protection law that bars unfair and deceptive acts and practices and requires, among other things, companies to notify individuals that they will safeguard their personal data and that they will fulfil the commitments made in their privacy notices. The FTC has brought legal actions against organizations that have violated consumers' privacy rights or have misled them by failing to maintain appropriate security.
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
If Sanofi terminates the Antibody Collaboration or fails to comply with its payment obligations under any of our collaborations, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates it is co-developing with us, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for products commercialized under our Antibody Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish commercial capabilities outside the United States for Libtayo, Dupixent, or any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration would create substantial new and additional risks to the successful development and commercialization of the products subject to such collaborations, particularly outside the United States.
If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA outside the United States would be materially harmed.
We rely heavily on Bayer with respect to the commercialization of EYLEA outside the United States (and, if approved, will rely on Bayer with respect to any potential future commercialization of aflibercept 8 mg outside the United States, including the activities discussed below). Bayer is responsible for obtaining and maintaining regulatory approval outside the United States, as well as providing all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to commercialize EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek another collaboration that might not be available on favorable terms or at all, and could cause significant issues for the commercialization of EYLEA outside the United States and result in substantial additional costs and/or lower revenues to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish commercial capabilities outside the United States for Libtayo, Dupixent, or any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA and, if approved, any potential future commercialization of aflibercept 8 mg outside the United States.
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
Other Risks Related to Our Business
We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.
We are highly dependent on certain of our executive officers and other key members of our senior management team. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer, and George D. Yancopoulos, M.D., Ph.D., our President and Chief Scientific Officer. We are also highly dependent on the expertise and services of other senior management members leading our research, development, manufacturing, and commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the research, development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. These systems are also critical to enable remote working arrangements, which have been growing in importance. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, internal and external malicious intrusion, and computer viruses and ransomware, which may impact product production and key business processes. We also have outsourced significant elements of our information technology infrastructure and operations to third parties, which may allow them to access our confidential information and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.
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
Public health outbreaks, epidemics, or pandemics (such as the COVID-19 pandemic) have adversely affected and may in the future adversely affect our business.
The COVID-19 pandemic previously adversely affected, and the COVID-19 pandemic or other actual or threatened public health outbreaks, epidemics, or pandemics may in the future adversely affect, among other things, the economic and financial markets and labor resources of the countries in which we operate; our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, and business partners and customers; and the demand for our marketed products. These and other adverse effects may result from various developments including the following:
•The imposition of various restrictions and mandates to reduce the spread of outbreaks, epidemics, or pandemics, including governmental orders that direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, order cessation of non-essential travel, and require proof of vaccination and/or negative test results.
•Negative impacts on productivity, disruptions to our business, and delays to our clinical programs and development timelines caused by the imposition of various government-imposed or private-sector measures relating to outbreaks, epidemics, or pandemics. Such restrictions and limitations could also negatively impact our access to regulatory authorities (which may be affected, among other things, by travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed.
•The loss of key personnel, either temporarily or permanently.

•Negative impacts to our sales and marketing efforts due to the postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products.
•Reduced demand for some or all of our marketed products due to, among other factors, shelter-in-place, social distancing, or similar orders.
•Supply chain strains or disruptions (such as port closures and government or other restrictions or limitations, whether resulting from a public health outbreak, epidemic, pandemic, or otherwise, such as those that may be imposed under the Defense Production Act) that result in reduced availability or increased cost of materials produced by or purchased from our suppliers or other third parties on which we rely.
•Microbial, viral, or other contamination of our products, product candidates, the materials used for their production, or in our facilities (or in the facilities of our collaborators, third-party contract manufacturers, or other providers or suppliers), which could result in the closure of or other impact to the affected facilities for an extended period of time, or could result in other delays or disruptions in our direct or indirect supply chain.
•Disruptions to the healthcare and healthcare regulatory systems, which could among other matters, divert healthcare resources away from, or materially delay, regulatory review and potential approval of our product candidates and new indications for our marketed products.
•Pricing pressures, rebates, clawbacks, and other changes in reimbursement policies and programs resulting from the financial strain of a public health outbreak, epidemic, or pandemic on government-funded healthcare systems.
•Risks related to any therapies we may have developed or be in the process of developing in response to any such public health outbreak, epidemic, or pandemic (such as REGEN-COV and our "next generation" monoclonal antibodies targeting SARS-CoV-2), including heightened regulatory scrutiny; restrictions on administration that limit widespread and timely access to any such therapies; fluctuations in, or elimination of, demand for any such therapies (including due to the availability of superior or competitive therapies or preventative measures); mutations of the disease-causing pathogen impacting efficacy; and revocations of or restrictions on any emergency use authorizations.
•Impacts on our clinical trials due to delays in site initiation and patient enrollment as a result of prioritization of hospital resources to address the public health outbreak, epidemic, or pandemic, patients' inability to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, and restrictions on trial initiations imposed by hospitals and other trial sites. Similarly, our ability to recruit and retain patients and principal investigators and site staff could be delayed or disrupted. Any such disruptions could negatively impact the progress of our clinical trials, including the readouts of trial results, the timing of regulatory review, and any anticipated program milestones.
•Significant disruption to the global financial markets or economy, which may make it more difficult for us to access capital if needed. In addition, a recession or market correction resulting from a public health outbreak, epidemic, or pandemic could materially affect the value of our Common Stock.
These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, prospects, operating results, and financial condition. To the extent a public health outbreak, epidemic, or pandemic adversely affects our business, prospects, operating results, or financial condition, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section.
We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources and borrowing availability under our revolving credit facility, together with funds generated by our current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements and other similar agreements (including our share of profits in connection with commercialization of EYLEA and Dupixent under our collaboration agreements with Bayer and Sanofi, respectively), will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. Our expenses may increase for many reasons, including expenses in connection with the commercialization of our marketed products and the potential commercial launches of our product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing of product candidates we are developing on our own (without a collaborator), and expenses for which we are responsible in accordance with the terms of our collaboration agreements.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of March 31, 2023, we had an aggregate of $2.702 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
Our revenue from outside the United States will increase as our products, whether marketed or otherwise commercialized by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, euro, British pound sterling, Canadian dollar, Chinese yuan, and Australian dollar. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. Therefore, significant changes in foreign exchange rates can impact our operating results and the financial condition of our Company. For example, as previously reported, the amount of our share of profits we earned in connection with commercialization of antibodies outside the United States was adversely impacted in 2022 by the U.S. dollar strengthening against foreign currencies, including the Japanese yen and the euro.
Our investments are subject to risks and other external factors that may result in losses or affect the liquidity of these investments.
As of March 31, 2023, we had $3.916 billion in cash and cash equivalents and $11.110 billion in marketable securities (including $1.059 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
•general market conditions;
•impact of public health outbreaks, epidemics, or pandemics (such as the COVID-19 pandemic) on our business;
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 11, 2023, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 40.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 11, 2023. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock; and, in January 2023, our board of directors authorized an additional $3.0 billion for share repurchases (of which $3.051 billion remained available in the aggregate as of March 31, 2023). There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 11, 2023, holders of Class A Stock held 14.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 11, 2023:
•our current executive officers and directors beneficially owned 7.0% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 11, 2023, and 18.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 11, 2023; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 40.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 11, 2023. In addition, these five shareholders plus our Chief Executive Officer held approximately 47.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 11, 2023.

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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended March 31, 2023. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of the share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b) (in millions)
1/1/2023–1/31/2023	366,315		$722.22	364,000		$3,482.3
2/1/2023–2/28/2023	276,587		$755.04	275,311		$3,274.4
3/1/2023–3/31/2023	290,931		$766.88	290,931		$3,051.3
Total	933,833	(a)		930,242	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

(b) In January 2023, our board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of our Common Stock. See Part I, Item 2. "Liquidity and Capital Resources - Share Repurchase Programs" for further details.

Item 6. Exhibits
(a)     Exhibits

Exhibit Number	Description
10.1†	First Amendment to the Regeneron Pharmaceuticals, Inc. Cash Incentive Bonus Plan.
10.2*
Third Amended and Restated Participation Agreement, dated as of March 27, 2023, by and among Old Saw Mill Holdings LLC, as lessee, Bank of America, N.A., as administrative agent, BA Leasing BSC, LLC, as lessor, and the rent assignees party thereto from time to time. (Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc. (the "Registrant"), filed March 29, 2023.)

10.3*
Third Amended and Restated Lease and Remedies Agreement, dated as of March 27, 2023, between Old Saw Mill Holdings LLC, as lessee, and BA Leasing BSC, LLC, as lessor. (Incorporated by reference from the Form 8-K for the Registrant, filed March 29, 2023.)

10.4*
Third Amended and Restated Guaranty, dated as of March 27, 2023, made by the Registrant, Regeneron Healthcare Solutions, Inc., and Regeneron Genetics Center LLC, as guarantors. (Incorporated by reference from the Form 8-K for the Registrant, filed March 29, 2023.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Indicates a management contract or compensatory plan or arrangement.
* Certain of the exhibits and/or schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	May 4, 2023	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)