Form 10-Q
period 2023-06-30
REGENERON PHARMACEUTICALS, INC.
filed 2023-08-03
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of July 27, 2023:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,818,146
Common Stock, $.001 par value	106,740,572

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,937.2	$3,105.9
Marketable securities	6,990.5	4,636.4
Accounts receivable, net	5,121.3	5,328.7
Inventories	2,507.7	2,401.9
Prepaid expenses and other current assets	366.3	411.2
Total current assets	16,923.0	15,884.1

Marketable securities	6,327.2	6,591.8
Property, plant, and equipment, net	3,922.6	3,763.0
Intangible assets, net	953.0	915.5
Deferred tax assets	2,138.5	1,723.7
Other noncurrent assets	393.2	336.4
Total assets	$30,657.5	$29,214.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$547.3	$589.2
Accrued expenses and other current liabilities	2,176.0	2,074.2
Deferred revenue	381.1	477.9
Total current liabilities	3,104.4	3,141.3

Long-term debt	1,982.2	1,981.4
Finance lease liabilities	720.0	720.0
Deferred revenue	116.2	69.8
Other noncurrent liabilities	716.8	638.0
Total liabilities	6,639.6	6,550.5

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2023 and 2022	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 131.6 in 2023 and 130.4 in 2022	0.1	0.1
Additional paid-in capital	10,888.5	9,949.3
Retained earnings	25,092.9	23,306.7
Accumulated other comprehensive loss	(197.7)	(238.8)
Treasury Stock, at cost; 24.5 shares in 2023 and 22.6 shares in 2022	(11,765.9)	(10,353.3)
Total stockholders' equity	24,017.9	22,664.0
Total liabilities and stockholders' equity	$30,657.5	$29,214.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of Operations
Revenues:
Net product sales	$1,772.1	$1,754.4	$3,440.1	$3,393.0
Collaboration revenue	1,316.7	1,043.6	2,694.8	2,276.1
Other revenue	69.3	59.2	185.3	153.2
	3,158.1	2,857.2	6,320.2	5,822.3

Expenses:
Research and development	1,085.3	794.3	2,186.5	1,638.1
Acquired in-process research and development	—	197.0	56.1	225.1
Selling, general, and administrative	652.0	476.3	1,253.1	926.3
Cost of goods sold	192.4	149.2	400.8	356.5
Cost of collaboration and contract manufacturing	212.5	147.9	461.6	345.5
Other operating (income) expense, net	(0.6)	(17.4)	(1.1)	(37.6)
	2,141.6	1,747.3	4,357.0	3,453.9

Income from operations	1,016.5	1,109.9	1,963.2	2,368.4

Other income (expense):
Other income (expense), net	85.3	(133.6)	14.6	(317.4)
Interest expense	(18.9)	(13.1)	(36.9)	(26.7)
	66.4	(146.7)	(22.3)	(344.1)

Income before income taxes	1,082.9	963.2	1,940.9	2,024.3

Income tax expense	114.5	111.1	154.7	198.7

Net income	$968.4	$852.1	$1,786.2	$1,825.6

Net income per share - basic	$9.05	$7.90	$16.69	$17.01
Net income per share - diluted	$8.50	$7.47	$15.68	$16.07

Weighted average shares outstanding - basic	107.0	107.9	107.0	107.3
Weighted average shares outstanding - diluted	113.9	114.0	113.9	113.6

Statements of Comprehensive Income
Net income	$968.4	$852.1	$1,786.2	$1,825.6
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities	(15.7)	(53.7)	41.5	(198.6)
Loss on foreign currency translation	(0.4)	—	(0.4)	—
Unrealized gain on cash flow hedges	—	—	—	1.0
Comprehensive income	$952.3	$798.4	$1,827.3	$1,628.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	1.8	$—	130.4	$0.1	$9,949.3	$23,306.7	$(238.8)	(22.6)	$(10,353.3)	$22,664.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.1	—	491.3	—	—	—	—	491.3
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(99.2)	—	—	—	—	(99.2)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.9	—	—	—	1.7	20.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.9)	(693.9)	(693.9)
Stock-based compensation charges	—	—	—	—	237.4	—	—	—	—	237.4
Net income	—	—	—	—	—	817.8	—	—	—	817.8
Other comprehensive income, net of tax	—	—	—	—	—	—	57.2	—	—	57.2
Balance, March 31, 2023	1.8	—	131.4	0.1	10,597.7	24,124.5	(181.6)	(23.5)	(11,045.5)	23,495.2
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.2	—	80.7	—	—	—	—	80.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(14.0)	—	—	—	—	(14.0)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	16.1	—	—	—	2.4	18.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.0)	(722.8)	(722.8)
Stock-based compensation charges	—	—	—	—	208.0	—	—	—	—	208.0
Net income	—	—	—	—	—	968.4	—	—	—	968.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16.1)	—	—	(16.1)
Balance, June 30, 2023	1.8	$—	131.6	$0.1	$10,888.5	$25,092.9	$(197.7)	(24.5)	$(11,765.9)	$24,017.9

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	1.8	$—	126.2	$0.1	$8,087.5	$18,968.3	$(26.2)	(19.4)	$(8,260.9)	$18,768.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.6	—	593.7	—	—	—	—	593.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(105.8)	—	—	—	—	(105.8)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.8	—	—	—	1.7	14.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.5)	(352.0)	(352.0)
Stock-based compensation charges	—	—	—	—	165.9	—	—	—	—	165.9
Net income	—	—	—	—	—	973.5	—	—	—	973.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(143.9)	—	—	(143.9)
Balance, March 31, 2022	1.8	—	127.6	0.1	8,754.1	19,941.8	(170.1)	(19.9)	(8,611.2)	19,914.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.8	—	228.0	—	—	—	—	228.0
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(41.9)	—	—	—	—	(41.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	14.0	—	—	—	2.2	16.2
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.7)	(393.6)	(393.6)
Stock-based compensation charges	—	—	—	—	166.0	—	—	—	—	166.0
Net income	—	—	—	—	—	852.1	—	—	—	852.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(53.7)	—	—	(53.7)
Balance, June 30, 2022	1.8	$—	128.3	$0.1	$9,120.2	$20,793.9	$(223.8)	(20.6)	$(9,002.6)	$20,687.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,786.2	$1,825.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202.6	148.7
Stock-based compensation expense	440.7	326.7
Losses on marketable and other securities, net	197.5	370.9
Other non-cash items, net	29.2	138.3
Deferred income taxes	(425.8)	(381.0)
Acquired in-process research and development in connection with asset acquisition	—	195.0
Changes in assets and liabilities:
Decrease in accounts receivable	207.4	875.1
Increase in inventories	(147.2)	(328.7)
Increase in prepaid expenses and other assets	(8.9)	(288.5)
(Decrease) increase in deferred revenue	(50.4)	109.7
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	158.7	(325.7)
Total adjustments	603.8	840.5
Net cash provided by operating activities	2,390.0	2,666.1

Cash flows from investing activities:
Purchases of marketable and other securities	(6,271.1)	(3,774.9)
Sales or maturities of marketable and other securities	4,061.5	2,181.4
Capital expenditures	(291.2)	(295.4)
Payments for Libtayo intangible asset	(121.8)	—
Asset acquisition, net of cash acquired	—	(230.3)
Net cash used in investing activities	(2,622.6)	(2,119.2)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	575.9	828.4
Payments in connection with Common Stock tendered for employee tax obligations	(113.1)	(147.7)
Repurchases of Common Stock	(1,399.5)	(717.1)
Net cash used in financing activities	(936.7)	(36.4)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.4)	—

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,169.7)	510.5

Cash, cash equivalents, and restricted cash at beginning of period	3,119.4	2,898.1

Cash, cash equivalents, and restricted cash at end of period	$1,949.7	$3,408.6

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
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

2. Product Sales
Net product sales consist of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2023	2022	2023	2022
EYLEA®	U.S.	$1,500.1	$1,621.2	$2,933.9	$3,138.8
Libtayo®(a)	U.S.	130.2	90.9	239.9	169.8
	ROW(b)	79.8	—	147.0	—
Praluent®	U.S.	40.5	31.2	80.7	64.8
Evkeeza®	U.S.	19.3	11.1	34.2	19.6
Inmazeb®	U.S.	2.2	—	4.4	—
		$1,772.1	$1,754.4	$3,440.1	$3,393.0

(a) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. Effective July 1, 2022, the Company records global net product sales of Libtayo. See Note 3 for further details.

(b) Rest of world ("ROW")
As of June 30, 2023 and December 31, 2022, the Company had $3.718 billion and $3.586 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and six months ended June 30, 2023 and 2022. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Besse Medical, a subsidiary of AmerisourceBergen Corporation	51%	57%	51%	56%
McKesson Corporation	25%	28%	25%	29%

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2023	2022	2023	2022
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Collaboration revenue	$751.1	$496.6	$1,387.6	$911.9
Sales-based milestones earned	Collaboration revenue	$—	$—	$—	$50.0
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$192.6	$145.5	$354.5	$306.3
Other	Collaboration revenue	$—	$28.9	$—	$28.9
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)/Reduction of R&D expense	$(14.5)	$37.1	$(40.9)	$63.9
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$130.9	$110.8	$248.5	$202.5

Immuno-oncology(a):
Regeneron's share of profits in connection with commercialization of Libtayo outside the United States	Collaboration revenue	$—	$3.9	$—	$6.7
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$—	$2.6	$—	$4.6
Reimbursement of R&D expenses	Reduction of R&D expense	$—	$21.2	$—	$42.7
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$—	$22.4	$—	$41.4
Regeneron's obligation for its share of Sanofi commercial expenses	SG&A expense	$—	$(10.7)	$—	$(19.9)
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$—	$(37.8)	$—	$(70.1)
Amounts recognized in connection with up-front payments received	Other operating income	$—	$17.0	$—	$35.1

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
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	June 30,	December 31,
(In millions)	2023	2022
Accounts receivable, net	$876.0	$692.3
Deferred revenue	$372.2	$415.8
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

b. Bayer
The Company is party to a license and collaboration agreement with Bayer for the global development and commercialization of EYLEA (aflibercept) and aflibercept 8 mg outside the United States. Agreed-upon development expenses incurred by the Company and Bayer are generally shared equally. Bayer is responsible for commercialization activities outside the United States, and the companies share equally in profits and losses from such sales.
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2023	2022	2023	2022
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	Collaboration revenue	$349.5	$339.7	$681.1	$678.1
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$27.2	$17.8	$52.5	$42.8
One-time payment in connection with change in Japan arrangement	Collaboration revenue	$—	$—	$—	$21.9
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)/Reduction of R&D expense	$(12.0)	$2.9	$(25.4)	$3.2
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	June 30,	December 31,
(In millions)	2023	2022
Accounts receivable, net	$355.6	$348.2
Deferred revenue	$124.8	$131.9
c. Roche
The Company is a party to a collaboration agreement with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV® in the United States and Ronapreve™ in other countries). Under the terms of the collaboration agreement, the parties jointly fund certain studies, and the Company has the right to distribute the product in the United States while Roche has the right to distribute the product outside of the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market.
Amounts recognized in the Company's Statements of Operations in connection with its Roche collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2023	2022	2023	2022
Global gross profit payment from Roche in connection with sales of Ronapreve	Collaboration revenue	$—	$8.2	$222.2	$224.5
Other	Collaboration revenue	$(3.8)	$—	$(3.8)	$—
Reimbursement of research and development expenses from Roche was not material for the three and six months ended June 30, 2023 and 2022.
The following table summarizes contract balances in connection with the Company's Roche collaboration:

	June 30,	December 31,
(In millions)	2023	2022
Accounts receivable, net	$—	$396.6

d. Alnylam
In 2019, the Company and Alnylam entered into a global, strategic collaboration to discover, develop, and commercialize RNA interference ("RNAi") therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. In connection with entering into the collaboration, the Company made an up-front payment of $400.0 million to Alnylam, and also purchased shares of Alnylam common stock for $400.0 million. For each program, the Company provides Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive two $100.0 million clinical proof-of-principle milestones for each of the eye and CNS programs (an aggregate of $200.0 million in development milestones). Under the terms of the collaboration, the parties plan to perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development/co-commercialization collaboration agreement ("Co-Co Collaboration Agreement") (under which the parties are advancing ALN-APP and ALN-PNP, which are currently in clinical development) or license agreement.
Amounts recognized in the Company's Statements of Operations in connection with its Alnylam collaboration were not material for the three and six months ended June 30, 2023 and 2022. In addition, contract balances in the Company's Balance Sheets were not material as of June 30, 2023 and December 31, 2022.
e. Sonoma Biotherapeutics, Inc.
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
f. Checkmate
In May 2022, the Company completed its acquisition of Checkmate Pharmaceuticals, Inc. (“Checkmate”) for a total equity value of approximately $250 million. As a result of the transaction, which was accounted for as an asset acquisition, the Company recorded (i) a charge of $195.0 million to Acquired in-process research and development and (ii) net assets of $35.3 million, net of cash, related to the assets acquired (including deferred tax assets and investments) and liabilities assumed.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income - basic and diluted	$968.4	$852.1	$1,786.2	$1,825.6

Weighted average shares - basic	107.0	107.9	107.0	107.3
Effect of dilutive securities:
Stock options	4.8	4.7	4.9	4.9
Restricted stock awards and restricted stock units	2.1	1.4	2.0	1.4
Weighted average shares - diluted	113.9	114.0	113.9	113.6

Net income per share - basic	$9.05	$7.90	$16.69	$17.01
Net income per share - diluted	$8.50	$7.47	$15.68	$16.07

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2023	2022	2023	2022
Stock options	1.7	2.2	1.7	2.3
5. Marketable Securities
Marketable securities as of June 30, 2023 and December 31, 2022 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of June 30, 2023	Cost Basis	Gains	Losses	Value
Corporate bonds	$6,911.3	$0.7	$(221.7)	$6,690.3
U.S. government and government agency obligations	4,899.7	0.5	(24.2)	4,876.0
Sovereign bonds	78.6	—	(2.2)	76.4
Commercial paper	300.3	0.1	(0.2)	300.2
Certificates of deposit	259.0	—	(0.2)	258.8
Asset-backed securities	90.5	0.2	(2.4)	88.3
	$12,539.4	$1.5	$(250.9)	$12,290.0

As of December 31, 2022
Corporate bonds	$6,975.5	$—	$(291.1)	$6,684.4
U.S. government and government agency obligations	2,945.4	0.9	(6.9)	2,939.4
Sovereign bonds	67.1	—	(3.0)	64.1
Commercial paper	121.1	—	—	121.1
Certificates of deposit	182.1	—	(0.1)	182.0
Asset-backed securities	28.9	—	(1.7)	27.2
	$10,320.1	$0.9	$(302.8)	$10,018.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of June 30, 2023 mature at various dates through April 2029. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	June 30,	December 31,
(In millions)	2023	2022
Maturities within one year	$6,999.1	$4,636.4
Maturities after one year through five years	5,281.1	5,381.4
Maturities after five years	9.8	0.4
	$12,290.0	$10,018.2

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of June 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,567.4	$(15.7)	$4,856.6	$(206.0)	$6,424.0	$(221.7)
U.S. government and government agency obligations	2,286.8	(19.9)	79.2	(4.3)	2,366.0	(24.2)
Sovereign bonds	12.3	(0.2)	53.1	(2.0)	65.4	(2.2)
Commercial paper	254.8	(0.2)	—	—	254.8	(0.2)
Certificates of deposit	158.4	(0.2)	—	—	158.4	(0.2)
Asset-backed securities	62.6	(0.9)	24.7	(1.5)	87.3	(2.4)
	$4,342.3	$(37.1)	$5,013.6	$(213.8)	$9,355.9	$(250.9)

As of December 31, 2022
Corporate bonds	$2,445.4	$(73.1)	$4,200.4	$(218.0)	$6,645.8	$(291.1)
U.S. government and government agency obligations	785.2	(2.0)	71.0	(4.9)	856.2	(6.9)
Sovereign bonds	18.6	(1.1)	45.6	(1.9)	64.2	(3.0)
Certificates of deposit	40.2	(0.1)	—	—	40.2	(0.1)
Asset-backed securities	11.5	(0.6)	15.2	(1.1)	26.7	(1.7)
	$3,300.9	$(76.9)	$4,332.2	$(225.9)	$7,633.1	$(302.8)
The unrealized losses on corporate bonds as of June 30, 2023 were primarily driven by increases in interest rates. The Company has reviewed its portfolio of available-for-sale debt securities and determined that the decline in fair value below cost did not result from credit-related factors. In addition, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, such securities before recovery of their amortized cost bases.
With respect to marketable securities, for the three and six months ended June 30, 2023 and 2022, amounts reclassified from Accumulated other comprehensive loss into Other income (expense), net were related to realized gains/losses on sales of available-for-sale debt securities.
For the three months ended ended June 30, 2023, realized gains on sales of marketable securities were not material and there were no realized losses. For the six months ended June 30, 2023, and for the three and six months ended June 30, 2022, realized gains and losses on sales of marketable securities were not material.

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

(In millions)		Fair Value Measurements at Reporting Date
As of June 30, 2023	Fair Value	Level 1	Level 2
Cash equivalents	$512.5	$201.8	$310.7
Available-for-sale debt securities:
Corporate bonds	6,690.3	—	6,690.3
U.S. government and government agency obligations	4,876.0	—	4,876.0
Sovereign bonds	76.4	—	76.4
Commercial paper	300.2	—	300.2
Certificates of deposit	258.8	—	258.8
Asset-backed securities	88.3	—	88.3
Equity securities (unrestricted)	865.8	865.8	—
Equity securities (restricted)	161.9	151.0	10.9
	$13,830.2	$1,218.6	$12,611.6

As of December 31, 2022
Cash equivalents	$1,662.8	$88.3	$1,574.5
Available-for-sale debt securities:
Corporate bonds	6,684.4	—	6,684.4
U.S. government and government agency obligations	2,939.4	—	2,939.4
Sovereign bonds	64.1	—	64.1
Commercial paper	121.1	—	121.1
Certificates of deposit	182.0	—	182.0
Asset-backed securities	27.2	—	27.2
Equity securities (unrestricted)	24.6	24.6	—
Equity securities (restricted)	1,185.4	1,185.4	—
	$12,891.0	$1,298.3	$11,592.7
The Company held certain restricted equity securities as of June 30, 2023 which are subject to transfer restrictions that expire at various dates through 2024.
During the three and six months ended June 30, 2023, we recorded $30.9 million and $195.6 million of net unrealized losses, respectively, on equity securities in Other income (expense), net; and during the three and six months ended June 30, 2022, we recorded $163.7 million and $374.9 million of net unrealized losses, respectively, on equity securities in Other income (expense), net.
In addition to the investments summarized in the table above, as of June 30, 2023 and December 31, 2022, the Company had $78.3 million and $48.3 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of our long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.476 billion and $1.443 billion as of June 30, 2023 and December 31, 2022, respectively.

7. Inventories
Inventories consist of the following:

	June 30,	December 31,
(In millions)	2023	2022
Raw materials	$813.3	$818.4
Work-in-process	1,069.6	963.1
Finished goods	125.3	98.6
Deferred costs	499.5	521.8
	$2,507.7	$2,401.9
Inventory balances in the table above are net of reserves of $747.9 million and $720.7 million as of June 30, 2023 and December 31, 2022, respectively. Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 10.6% and 11.5% for the three months ended June 30, 2023 and 2022, respectively, and 8.0% and 9.8% for the six months ended June 30, 2023 and 2022, respectively. The Company's effective tax rate for the three and six months ended June 30, 2023 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, stock-based compensation and federal tax credits for research activities.
The Company's effective tax rate for the three and six months ended June 30, 2022 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and, to a lesser extent, stock-based compensation.
In August 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law in the United States. The IRA created a new corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% of the value of certain stock repurchases. The provisions of the IRA became effective for periods beginning after December 31, 2022. The IRA did not have a material impact on the Company's financial statements for the three and six months ended June 30, 2023.
9. Stockholders' Equity
Share Repurchase Programs
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock. As of June 30, 2023, the Company had repurchased the entire $3.0 billion of its Common Stock that it was authorized to repurchase under the program.
In January 2023, our board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program permits the Company to make repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of June 30, 2023, $2.332 billion remained available for share repurchases under the January 2023 program.

The table below summarizes the shares of our Common Stock we repurchased and the cost of the shares, which were recorded as Treasury Stock. As described in Note 8, effective January 1, 2023 share repurchases, net of issuances, are subject to a 1% excise tax; such amount, if applicable, is recognized as an additional cost of the shares acquired.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Number of shares	1.0	0.7	1.9	1.2
Total cost of shares	$722.8	$393.6	$1,416.7	$745.5
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	June 30,
(In millions)	2023	2022
Cash and cash equivalents	$1,937.2	$3,395.1
Restricted cash included in Prepaid expenses and other current assets	5.5	—
Restricted cash included in Other noncurrent assets	7.0	13.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,949.7	$3,408.6
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	June 30,	December 31,	June 30,	December 31,
(In millions)	2023	2022	2022	2021
Accrued capital expenditures	$107.5	$70.8	$81.9	$74.8
Accrued contingent consideration for Libtayo intangible asset	$60.8	$135.5	$—	$—
11. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of June 30, 2023 and December 31, 2022, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.
Proceedings Relating to Praluent (alirocumab) Injection
As described below, the Company is currently a party to patent infringement actions initiated by Amgen Inc. (and/or its affiliated entities) against the Company and/or Sanofi (and/or the Company's and Sanofi's respective affiliated entities) in a number of jurisdictions relating to Praluent. In addition, as described below, the Company filed a lawsuit against Amgen alleging that Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of U.S. federal and state laws.
United States
In the United States, Amgen asserted claims of U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and sought a permanent injunction to prevent the Company and the Sanofi defendants from commercial manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also sought a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. As previously reported, on February 11, 2021, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed the lower court's decision that certain of Amgen's asserted patent claims are invalid based on lack of enablement. On April 14, 2021, Amgen filed a petition for a rehearing en banc with the Federal Circuit, which was denied on June 21, 2021. On November 4, 2022, the United States Supreme Court granted Amgen's petition for writ of certiorari. An oral hearing was held on March 27, 2023. On May 28, 2023, the United States Supreme Court affirmed the Federal Circuit's decision that certain of Amgen's asserted patent claims are invalid based on lack of enablement.
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
On June 1, 2023, Amgen filed a lawsuit against the Company and certain of Sanofi's affiliated entities in the Munich Local Division of the Unified Patent Court (the "UPC") alleging infringement of Amgen's European Patent No. 3,666,797 (the "'797 Patent"). The lawsuit seeks, among other things, a permanent injunction in several countries in Europe and monetary damages. The '797 Patent is a divisional patent of the '124 Patent discussed above. Also on June 1, 2023, Sanofi filed an action in the Munich Central Division of the UPC seeking revocation of the '797 Patent.
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
In 2022, Mylan filed IPR petitions against the Company's U.S. Patent Nos. 10,130,681 (the "'681 Patent") and 10,888,601 (the "'601 Patent") (each filed July 1, 2022) and 10,857,205 (the "'205 Patent") (filed October 28, 2022) seeking declarations of invalidity of each of these patents. On January 11, 2023, the USPTO instituted IPR proceedings concerning the '681 Patent and the '601 Patent. On February 21, 2023, the Company filed a Notice of Disclaimer with the USPTO, disclaiming all claims of the '205 Patent; and, as a result, on March 1, 2023, the USPTO denied institution of Mylan's IPR petition against the '205 Patent. On January 6, 2023 and March 26, 2023, Samsung Bioepis Co., Ltd. filed separate IPR petitions against the Company's '681 Patent and '601 Patent, respectively, seeking declarations of invalidity of such patents. On July 19, 2023, the USPTO instituted an IPR proceeding concerning the '681 Patent.
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
On January 17, 2023 and February 28, 2023, Celltrion filed IPR petitions against the '992 Patent and the '226 Patent, respectively, seeking declarations of invalidity of such patents. On July 20, 2023, the USPTO instituted an IPR proceeding concerning the '992 Patent.
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for a U.S. Food and Drug Administration approval of an aflibercept biosimilar infringes certain Company patents. On April 20, 2023, Mylan filed a motion for summary judgment or partial summary judgment concerning four of the asserted patents. On April 26, 2023, the Company filed a stipulation accepting summary judgment of noninfringement of all asserted claims of the Company's U.S. Patent No. 11,104,715. A trial was held from June 12, 2023 through June 23, 2023 concerning certain claims of the '601 Patent, the '572 Patent, and the Company's U.S. Patent No. 11,084,865. Closing arguments have been scheduled for August 3, 2023.
Europe
On October 26 and October 27, 2021, anonymous parties initiated opposition proceedings in the EPO against the Company's European Patent No. 2,944,306 (the "'306 Patent") seeking revocation of the '306 Patent in its entirety.
Between May 5-10, 2023, Amgen and three anonymous parties initiated opposition proceedings in the EPO against the Company's European Patent No. 3,716,992 (the "EP '992 Patent") seeking revocation of the EP '992 Patent in its entirety.
On June 22, 2023, Samsung Bioepis NL B.V. initiated invalidation proceedings in the German Federal Patent Court against the German designation of the Company's European Patent No. 2,364,691 (the "'691 Patent") seeking revocation of the '691 Patent in its entirety.
Canada
On June 15, July 15, August 30, and October 4, 2022, the Company and Bayer Inc. filed patent infringement lawsuits against BGP Pharma ULC d.b.a Viatris Canada ("Viatris Canada") in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent") and 3,007,276 (the "'276 Patent") (in the lawsuit filed on June 15, 2022); the Company's Canadian Patent No. 2,965,495 (the "'495 Patent") (in the lawsuit filed on July 15, 2022); the Company's Canadian Patent No. 2,906,768 (the "'768 Patent") (in the lawsuit filed on August 30, 2022, which has been joined with the lawsuit filed on July 15, 2022); and the Company's Canadian Patent No. 3,129,193 (the "'193 Patent") (in the lawsuit filed on October 4, 2022). A trial for the lawsuit concerning the '510 Patent and the '276 Patent (the "Viatris Canada 510/276 Lawsuit") has been scheduled for March 2024; a trial for the lawsuit concerning the '193 Patent has been scheduled for May 2024; and a trial for the lawsuit concerning the '495 Patent and the '768 Patent has been scheduled for November/December 2024. The filing of the Viatris Canada 510/276 Lawsuit resulted in a statutory 24-month stay of regulatory approval of Viatris Canada's aflibercept biosimilar in Canada unless the lawsuit is resolved earlier. On March 27, 2023, in light of the transfer of Viatris Canada's New Drug Submission ("NDS") of its aflibercept biosimilar to Biosimilar Collaborations Ireland Limited ("BCIL"), the Company filed a motion in the Federal Court of Canada seeking termination of the Viatris Canada 510/276 Lawsuit. On June 5, 2023, BCIL was added as a defendant in the Viatris Canada 510/276 Lawsuit.
On March 23, 2023 and June 14, 2023, the Company and Bayer Inc. filed patent infringement lawsuits against BCIL in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the Company's '510 and '276 Patents. The June 14, 2023 lawsuit was filed after BCIL served Bayer Inc. with a statutory notification in relation to the NDS on May 23, 2023.
On May 9, 2023, Amgen Canada Inc. ("Amgen Canada") filed invalidation proceedings against the Company in the Federal Court of Canada seeking revocation of the '510 Patent and the '276 Patent.
South Korea
On October 31, 2022 and December 13, 2022, Samsung Bioepis Co., Ltd. initiated invalidation proceedings before the Intellectual Property Trial and Appeal Board of the Korean Intellectual Property Office against the Company's Korean Patent Nos. 1131429 and 1406811, respectively, seeking revocation of each of such patents in its entirety.
On January 16, 2023, the Company filed patent infringement lawsuits against Samsung Bioepis Co., Ltd. and its parent company Samsung Biologics Co., Ltd. before the Seoul Central District Court seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would infringe one or more claims of the Company's Korean Patent No. 659477 (the "'477 Patent"). On July 20, 2023, the Company filed a preliminary injunction petition against Samsung Bioepis Co., Ltd. and its parent company Samsung Biologics Co., Ltd. before the Seoul Central District Court seeking a court order enjoining the manufacture, use, and assignment of an aflibercept biosimilar that infringes one or more claims of the '477 Patent.
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
Department of Justice Matters
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST®, and ZALTRAP®); and certain other related documents and communications. On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law. On August 24, 2020, the Company filed a motion to dismiss the complaint in its entirety. On December 4, 2020, the court denied the motion to dismiss. On December 28, 2022, the U.S. Attorney’s Office for the District of Massachusetts filed a motion for partial summary judgment. On January 31, 2023, the Company filed a motion for summary judgment. An oral hearing on the parties' respective motions for summary judgment was held on July 21, 2023.
In September 2019, the Company and Regeneron Healthcare Solutions, Inc., a wholly-owned subsidiary of the Company, each received a civil investigative demand ("CID") from the U.S. Department of Justice pursuant to the federal False Claims Act relating to remuneration paid to physicians in the form of consulting fees, advisory boards, speaker fees, and payment or reimbursement for travel and entertainment allegedly in violation of the federal Anti-Kickback Statute. The CIDs relate to EYLEA, Praluent, Dupixent, ZALTRAP, ARCALYST, and Kevzara and cover the period from January 2015 to the present. On June 3, 2021, the United States District Court for the Central District of California unsealed a qui tam complaint filed against the Company, Regeneron Healthcare Solutions, Inc., and Sanofi-Aventis U.S. LLC by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states (the "State Plaintiffs"), asserting causes of action under the federal False Claims Act and state law. Also on June 3, 2021, the United States and the State Plaintiffs notified the court of their decision to decline to intervene in the case. On October 29, 2021, the qui tam plaintiffs filed an amended complaint in this matter. On January 14, 2022, the Company filed a motion to dismiss the amended complaint in its entirety. On July 25, 2023, the court in part granted and in part denied the Company's motion to dismiss.
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
Selected financial information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues	$3,158.1	$2,857.2	$6,320.2	$5,822.3
Net income	$968.4	$852.1	$1,786.2	$1,825.6
Net income per share - diluted	$8.50	$7.47	$15.68	$16.07
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
Products
Products that have received marketing approval are summarized in the table below.

Product	Disease	Territory
		U.S.	EU	Japan	Other(e)
EYLEA (aflibercept) Injection(a)	Neovascular age-related macular degeneration ("wet AMD")	✓	✓	✓	✓
	Diabetic macular edema ("DME")	✓	✓	✓	✓

Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")
		✓	✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓	✓
	Diabetic retinopathy ("DR")	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓	✓
Dupixent (dupilumab) Injection(b)	Atopic dermatitis (in adults and adolescents)	✓	✓	✓	✓
	Atopic dermatitis (in pediatrics 6–11 years of age)	✓	✓		✓
	Atopic dermatitis (in pediatrics 6 months–5 years of age)	✓	✓		✓
	Asthma (in adults and adolescents)	✓	✓	✓	✓
	Asthma (in pediatrics 6–11 years of age)	✓	✓		✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan	Other(e)
Dupixent (dupilumab) Injection(b) (continued)	Eosinophilic esophagitis ("EoE") (in adults and adolescents)	✓	✓		✓
	Prurigo nodularis	✓	✓	✓	✓
Libtayo (cemiplimab) Injection(c)	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓		✓
	Metastatic or locally advanced first-line NSCLC (in combination with chemotherapy)	✓	✓		✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓		✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓		✓
	Metastatic or recurrent second-line cervical cancer		✓	✓	✓
Praluent (alirocumab) Injection(d)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓		✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓		✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
REGEN-COV®(f)	COVID-19		✓	✓	✓
Kevzara (sarilumab) Solution for Subcutaneous Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓
Evkeeza (evinacumab) Injection(g)	HoFH (in adults and adolescents)	✓	✓		✓
	HoFH (in pediatrics 5–11 years of age)	✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab-ebgn) Injection	Infection caused by Zaire ebolavirus	✓
ARCALYST® (rilonacept) Injection for Subcutaneous Use(h)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(i)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓	✓

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

(e) A checkmark in this column indicates that the product has received marketing approval in at least one country outside of the United States, European Union ("EU"), or Japan.
(f) Known as REGEN-COV in the United States and Ronapreve™ in other countries.
(g) The Company is solely responsible for the development and commercialization of Evkeeza in the United States and Ultragenyx is responsible for the development and commercialization of Evkeeza outside of the United States.

(h) Kiniksa is solely responsible for the development and commercialization of ARCALYST.
(i) Sanofi is solely responsible for the development and commercialization of ZALTRAP.

Net product sales of Regeneron-discovered products consist of the following:

	Three Months Ended June 30,
	2023			2022			% Change
(In millions)	U.S.	ROW(g)	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	$1,500.1	$886.3	$2,386.4	$1,621.2	$869.8	$2,491.0	(4%)
Dupixent(b)	$2,105.2	$684.2	$2,789.4	$1,582.1	$509.7	$2,091.8	33%
Libtayo(c)	$130.2	$79.8	$210.0	$90.9	$50.4	$141.3	49%
Praluent(d)	$40.5	$99.8	$140.3	$31.2	$77.7	$108.9	29%
REGEN-COV(e)	$—	$—	$—	$—	$22.8	$22.8	(100%)
Kevzara(b)	$56.9	$42.6	$99.5	$43.0	$39.3	$82.3	21%
Other products(f)	$22.5	$16.9	$39.4	$12.1	$19.0	$31.1	27%

	Six Months Ended June 30,
	2023			2022			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	$2,933.9	$1,733.4	$4,667.3	$3,138.8	$1,738.3	$4,877.1	(4%)
Dupixent(b)	$4,003.3	$1,271.1	$5,274.4	$2,907.7	$994.5	$3,902.2	35%
Libtayo(c)	$239.9	$152.7	$392.6	$169.8	$96.2	$266.0	48%
Praluent(d)	$80.7	$205.5	$286.2	$64.8	$155.5	$220.3	30%
REGEN-COV(e)	$—	$613.2	$613.2	$—	$658.4	$658.4	(7%)
Kevzara(b)	$96.1	$81.9	$178.0	$100.0	$88.7	$188.7	(6%)
Other products(f)	$40.6	$33.4	$74.0	$22.0	$39.4	$61.4	21%

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
(c) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. The parties equally shared profits/losses in connection with global sales of Libtayo. Effective July 1, 2022, the Company began recording net product sales of Libtayo outside the United States and pays Sanofi a royalty on global sales. Refer to "Collaboration, License, and Other Agreements" section below for further details. Included in this line item for the six months ended June 30, 2023 is $6 million of first quarter 2023 net product sales recorded by Sanofi in connection with sales in certain markets outside the United States (Sanofi recorded net product sales in such markets during a transition period until inventory on hand as of July 1, 2022 had been sold through to the end customers).

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

(f) Included in this line item are products which are sold by the Company and others. Refer to "Results of Operations - Revenues" below for a complete listing of net product sales recorded by the Company. Not included in this line item are net product sales of ARCALYST, which are recorded by Kiniksa; net product sales of ARCALYST were $43 million for the first quarter of 2023.

(g) Rest of world ("ROW")

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

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA (aflibercept)(a)					–Approved by U.S. Food and Drug Administration ("FDA") for ROP
Aflibercept 8 mg(a)			–Wet AMD –DME –RVO	–Wet AMD and DME (U.S., EU, and Japan) –DR (U.S.)
–FDA issued Complete Response Letter ("CRL") for Biologics License Application ("BLA") for wet AMD, DME, and DR due to unresolved observations resulting from an inspection at third-party contract manufacturer

–Resubmitted BLA for wet AMD, DME, and DR

–Reported positive two-year data from Phase 3 study in DME

–FDA decision on BLA for wet AMD, DME, and DR

–European Commission ("EC") and Japan's Ministry of Health, Labour and Welfare ("MHLW") decision on regulatory submissions for wet AMD and DME (fourth quarter 2023/first half 2024)

–Report two-year data from Phase 3 study in wet AMD (third quarter 2023)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit		–Ulcerative colitis –Eosinophilic gastroenteritis (Phase 2/3)	–EoE in pediatrics(c) –Chronic obstructive pulmonary disease ("COPD")(d) –Bullous pemphigoid(c) –Chronic spontaneous urticaria ("CSU") –Chronic pruritus of unknown origin	–Atopic dermatitis in pediatrics and adolescents (6 months–14 years of age) (Japan) –CSU in adults and adolescents (U.S. and Japan)
–Approved by EC for atopic dermatitis in pediatrics (6 months–5 years of age)

–Approved by EC for EoE in adults and adolescents

–Approved by MHLW for prurigo nodularis

–Reported that Phase 3 trial in COPD with evidence of type 2 inflammation met its primary and all key secondary endpoints; presented at 2023 American Thoracic Society International Conference and published in New England Journal of Medicine

–MHLW decision on regulatory submission for atopic dermatitis in pediatrics and adolescents (6 months–14 years of age) (second half 2023)

–Supplemental BLA ("sBLA") filing acceptance and submission of regulatory application in the EU for EoE in pediatrics (second half 2023)

–Report results from replicate Phase 3 trial in COPD (mid-2024)

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
Kevzara (sarilumab)(b) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") (pivotal study) –Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)			–Approved by FDA for PMR	–Submit sBLA and regulatory application in the EU for pcJIA (second half 2023)
Itepekimab(b) (REGN3500) Antibody to IL-33			–COPD(e)		–Phase 3 COPD program passed interim futility analysis conducted by Independent Data Monitoring Committee ("IDMC")	–Report results from Phase 3 study in COPD (2025)
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy

Solid Organ Oncology

Libtayo (cemiplimab)(g) Antibody to PD-1		–Neoadjuvant CSCC –Second-line cervical cancer, ISA101b combination –First-line NSCLC, BNT116(s) combination	–Adjuvant CSCC		–Approved by EC for first-line NSCLC, chemotherapy combination

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies	–First-line advanced NSCLC (Phase 2/3) (pivotal study)	–First-line metastatic melanoma –First-line adjuvant melanoma		–Presented positive data from Phase 1 trial (in combination with Libtayo) in advanced melanoma at 2023 American Society of Clinical Oncology ("ASCO") Annual Meeting
–Initiate potentially pivotal Phase 2 study (in combination with Libtayo) in perioperative melanoma (second half 2023)

–Initiate Phase 2 study (in combination with Libtayo) in perioperative NSCLC (second half 2023)

Vidutolimod Immune activator targeting TLR9		–Solid tumors
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3		–Platinum-resistant ovarian cancer				–Report results from Phase 1/2 study (in combination with Libtayo) in platinum-resistant ovarian cancer (second half 2023)
REGN5668(n) Bispecific antibody targeting MUC16 and CD28	–Platinum-resistant ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer				–Discontinued enrollment in cohorts in combination with full-dose Libtayo	–Report additional results from Phase 1/2 study (in combination with Libtayo) in prostate cancer (2024)
REGN4336 Bispecific antibody targeting PSMA and CD3	–Prostate cancer
REGN5093 Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC
REGN5093-M114 Bispecific antibody-drug conjugate targeting two distinct MET epitopes	–MET overexpressing advanced cancer
REGN6569 Antibody to GITR	–Solid tumors
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones

Hematology

Odronextamab(i) (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)(m)	–B-cell non-Hodgkin lymphoma ("B-NHL")(m) (pivotal study)		–Relapsed/refractory FL and DLBCL (EU)
–Initiate Phase 3 studies in follicular lymphoma ("FL") and diffuse large B-cell lymphoma ("DLBCL"), including earlier lines of therapy (second half 2023)

–BLA filing acceptance for relapsed/refractory FL and DLBCL (second half 2023)

REGN5837(p) Bispecific antibody targeting CD22 and CD28	–B-NHL
Linvoseltamab(f) (REGN5458) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma(c)(e)	–Multiple myeloma (pivotal study)(c)(e)	–Presented updated positive data from pivotal trial in multiple myeloma at ASCO Annual Meeting	–Initiate Phase 3 study in multiple myeloma, including earlier lines of therapy (third quarter 2023)

–Present data from pivotal study in multiple myeloma (fourth quarter 2023)

–Submit BLA for relapsed/refractory multiple myeloma (fourth quarter 2023)
REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Transplant desensitization in patients with chronic kidney disease
Pozelimab(f) (REGN3918) Antibody to C5; studied as monotherapy and in combination with cemdisiran		–CD55-deficient protein-losing enteropathy ("CHAPLE"), monotherapy(c)(e) (potentially pivotal study)	–Myasthenia gravis, cemdisiran combination(t) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(t)	–CHAPLE, monotherapy (adults and children aged 1 year and older) (U.S.)		–FDA decision on BLA for pozelimab monotherapy for CHAPLE (target action date of August 20, 2023)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(j) TTR gene knockout using CRISPR/Cas9	–Transthyretin ("ATTR") amyloidosis(c)
REGN9933 Antibody to Factor XI		–Thrombosis
REGN7508 Antibody to Factor XI	–Thrombosis
REGN7999 Antibody to TMPRSS6	–Transfusion dependent iron overload

General Medicine

"Next Generation" Covid Antibodies Antibodies to SARS-CoV-2 variants						–Initiate clinical development of "next generation" antibody (second half 2023)
Praluent (alirocumab) Antibody to PCSK9			–HeFH in pediatrics and adolescents	–HeFH in pediatrics and adolescents (8–17 years of age) (U.S.)		–FDA decision on sBLA for HeFH in pediatrics and adolescents (target action date of March 10, 2024)
Evkeeza (evinacumab)(f)(l) Antibody to ANGPTL3				–HoFH in pediatrics (5–11 years of age) (EU) –HoFH in adults, adolescents, and pediatrics (5–11 years of age) (Japan)	–Approved by FDA for HoFH in pediatrics (5–11 years of age)
Garetosmab(f) (REGN2477) Antibody to Activin A			–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)
Mibavademab(f) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e) –Partial lipodystrophy

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
REGN5381/REGN9035 Agonist antibody to NPR1/reversal agent to REGN5381	–Reversal agent in healthy volunteers	–Heart failure			–Paused enrollment in Phase 1 and Phase 2 studies pending protocol amendment	–Report initial data in healthy volunteers (second half 2023)
ALN-HSD(o) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")	–NASH
ALN-PNP(k) RNAi therapeutic targeting PNPLA3	–NASH
ALN-APP(k) RNAi therapeutic targeting APP	–Early-onset Alzheimer’s disease(q)				–Reported positive interim data from single dose part of Phase 1 trial in early-onset Alzheimer’s disease
DB-OTO(r) AAV-based gene therapy	–Hearing loss in pediatrics(c) (Phase 1/2)

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
(r) In collaboration with Decibel
(s) BioNTech's BNT116 is an mRNA cancer vaccine
(t) Under the terms of our license agreement for the combination consisting of cemdisiran and pozelimab, Alnylam is entitled to receive royalties on sales of the combination (if any), as well as sales milestones.

Additional Information - Clinical Development Programs
Aflibercept 8 mg
In June 2023, the FDA issued a CRL for the BLA for aflibercept 8 mg for the treatment of patients with wet AMD, DME, and DR. The CRL was issued solely due to unresolved observations resulting from a May 2023 FDA inspection at a third-party contract manufacturing organization, Catalent, that the Company engaged to complete vial-filling for aflibercept 8 mg. The CRL did not identify any issues with the aflibercept 8 mg clinical efficacy or safety profile, trial design, labeling, or drug substance manufacturing, and no additional clinical data or trials have been requested.
The May 2023 inspection was conducted as part of the FDA review process for both the aflibercept 8 mg BLA and the pending BLA for pozelimab, as both product candidates are filled on the same manufacturing line in Catalent's facility. Catalent has already provided certain manufacturing data and other information to the FDA, and expects to be able to provide the remaining required data and information in August 2023. The FDA has stated that its review of the Catalent manufacturing data in the context of the pozelimab BLA will support actions for both the pozelimab BLA and the aflibercept 8 mg BLA resubmission. The FDA has also informed the Company that it will strive to complete its review prior to the target action date for the pozelimab BLA (August 20, 2023), and, if unable to do so, may extend its review by up to 3 months while still continuing to prioritize the review. Based on this information, the Company anticipates the FDA will act on the pozelimab and aflibercept 8 mg BLAs before the end of the third quarter 2023.
In June 2023, the Company announced top-line, two-year (96 weeks) data for aflibercept 8 mg from the pivotal PHOTON trial in patients with DME. In addition, in July 2023, the results were presented at the American Society of Retina Specialists annual meeting. During the trial, aflibercept 8 mg patients were initially randomized to either 12- or 16-week dosing intervals (after three initial monthly doses) and were able to shorten or extend dosing intervals if pre-specified criteria were met. The longer-term data among aflibercept 8 mg patients who completed the trial demonstrated that the vast majority of patients were able to maintain or further extend these dosing intervals through two years with:
•89% maintaining ≥12-week dosing intervals through two years, compared to 93% through one year (48 weeks);
•84% maintaining ≥16-week dosing intervals through two years, compared to 89% maintaining a 16-week dosing interval through one year; and
•44% meeting the criteria for ≥20-week dosing intervals by week 96, including 17% and 27% who were eligible for 20- and 24-week dosing intervals, respectively.
The visual gains for aflibercept 8 mg remained consistent with the first year of the trial. In PHOTON, the safety of aflibercept 8 mg also continued to be similar to EYLEA through two years and remained consistent with the known safety profile of EYLEA from previous clinical trials for DME.
In May 2023, Bayer announced that it initiated a Phase 3 study to evaluate the efficacy and safety of aflibercept 8 mg at extended dosing intervals compared to the standard of care, EYLEA, in RVO to support potential future regulatory submissions outside the United States.
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
REGN5678
In the ongoing Phase 1 study of REGN5678, the Company has observed antitumor activity in combination with Libtayo as well as with REGN5678 monotherapy. Due to the emerging safety profile, including two immune-mediated Grade 5 adverse events (death), one of which occurred in July 2023, the Company has discontinued enrollment of patients receiving the combination of REGN5678 and full-dose Libtayo. The Company plans to explore REGN5678 combinations with lower doses of Libtayo. The Company also plans to enroll patients in a REGN5678 monotherapy cohort, as well as in combination with other immunotherapy modalities.
ALN-APP
In April 2023, the Company and Alnylam Pharmaceuticals, Inc. reported positive interim data from the single dose portion of the Phase 1 study of ALN-APP in early-onset Alzheimer’s disease. Alnylam announced incremental data at the 2023

Alzheimer’s Association International Conference ("AAIC") in July 2023. The Phase 1 trial is ongoing, with safety and efficacy trends to be further evaluated as more data are gathered. As described in the "Collaboration, License, and Other Agreements - Alnylam" section below, Alnylam is eligible to receive a $100.0 million development milestone from us upon achieving specified clinical proof-of-principle criteria for a central nervous system ("CNS") program (including the ALN-APP program).
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

Bayer
We and Bayer are parties to a license and collaboration agreement for the global development and commercialization of EYLEA and aflibercept 8 mg outside the United States. Agreed-upon development expenses incurred by the Company and Bayer are generally shared equally. Bayer is responsible for commercialization activities outside the United States, and the companies share equally in profits and losses from such sales.
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
Alnylam
In 2019, we and Alnylam entered into a global, strategic collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system, in addition to a select number of targets expressed in the liver. In connection with the collaboration, the Company made an up-front payment of $400.0 million to Alnylam, and also purchased shares of Alnylam common stock for $400.0 million. For each program, we provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation, and Alnylam is eligible to receive two $100.0 million clinical proof-of-principle milestones for each of the eye and CNS programs (an aggregate of $200.0 million in development milestones).
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
For CNS programs and liver programs, under a Co-Co Collaboration Agreement, the party designated as the lead party will lead development and commercialization of the program and the parties will split profits and share costs equally, subject to certain co-funding opt-outs at specified clinical trial phases or under other conditions. Alnylam is the lead party for ALN-APP, and we are the lead party for ALN-PNP.
In addition, during 2019, the parties entered a License Agreement for a combination consisting of cemdisiran (a small interfering RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam) and pozelimab, with us as the licensee. Under the License Agreement, we as the licensee are responsible for our own costs and expenses.
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
Results of Operations
Three and Six Months Ended June 30, 2023 and 2022
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues	$3,158.1	$2,857.2	$6,320.2	$5,822.3
Operating expenses	2,141.6	1,747.3	4,357.0	3,453.9
Income from operations	1,016.5	1,109.9	1,963.2	2,368.4
Other income (expense)	66.4	(146.7)	(22.3)	(344.1)
Income before income taxes	1,082.9	963.2	1,940.9	2,024.3
Income tax expense	114.5	111.1	154.7	198.7
Net income	$968.4	$852.1	$1,786.2	$1,825.6

Net income per share - diluted	$8.50	$7.47	$15.68	$16.07

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	$ Change	2023	2022	$ Change
Net product sales:
EYLEA - U.S.	$1,500.1	$1,621.2	$(121.1)	$2,933.9	$3,138.8	$(204.9)
Libtayo - U.S.	130.2	90.9	39.3	239.9	169.8	70.1
Libtayo - ROW	79.8	—	*	147.0	—	*
Praluent - U.S.	40.5	31.2	9.3	80.7	64.8	15.9
Evkeeza - U.S.	19.3	11.1	8.2	34.2	19.6	14.6
Inmazeb - U.S.	2.2	—	2.2	4.4	—	4.4
Total net product sales	$1,772.1	$1,754.4	$17.7	$3,440.1	$3,393.0	$47.1

Collaboration revenue:
Sanofi	$943.7	$677.5	$266.2	$1,742.1	$1,308.4	$433.7
Bayer	376.7	357.5	19.2	733.6	742.8	(9.2)
Roche	(3.8)	8.2	(12.0)	218.4	224.5	(6.1)
Other	0.1	0.4	(0.3)	0.7	0.4	0.3
Other revenue	69.3	59.2	10.1	185.3	153.2	32.1
Total revenues	$3,158.1	$2,857.2	$300.9	$6,320.2	$5,822.3	$497.9

* Not meaningful
Net Product Sales
Net product sales of EYLEA in the United States decreased for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to a lower net selling price resulting from increased competition.
As described in "Collaboration, License, and Other Agreements - Sanofi - Immuno-Oncology" above, effective July 1, 2022, the Company became solely responsible for the research, development, and commercialization of Libtayo worldwide and began recording net product sales of Libtayo outside the United States.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$751.1	$496.6	$1,387.6	$911.9
Sales-based milestones earned	—	—	—	50.0
Reimbursement for manufacturing of commercial supplies(a)	192.6	145.5	354.5	306.3
Other	—	28.9	—	28.9
Total Antibody	943.7	671.0	1,742.1	1,297.1

Total Immuno-oncology	—	6.5	—	11.3
Total Sanofi collaboration revenue	$943.7	$677.5	$1,742.1	$1,308.4

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing.

Global net product sales of Dupixent and Kevzara are recorded by Sanofi in connection with the Antibody Collaboration. As described above under "Collaboration, License, and Other Agreements - Sanofi - Antibody", on July 1, 2022, an amendment to the LCA became effective, pursuant to which the percentage of Regeneron's share of profits in any calendar quarter used to reimburse Sanofi for development costs which were funded by Sanofi increased from 10% to 20%. The increase in our share of profits in connection with commercialization of antibodies during the three and six months ended June 30, 2023, compared to the same periods in 2022, was driven by higher profits associated with Dupixent sales, partly offset by the impact of the amendment to the LCA.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Dupixent and Kevzara net product sales	$2,888.9	$2,174.1	$5,452.4	$4,090.9
Regeneron's share of collaboration profits	$857.8	$551.7	$1,569.2	$1,013.9
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(106.7)	(55.1)	(181.6)	(102.0)
Regeneron's share of profits in connection with commercialization of antibodies	$751.1	$496.6	$1,387.6	$911.9

Regeneron's share of collaboration profits as a percentage of Dupixent and Kevzara net product sales	26%	23%	25%	22%
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
Bayer Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$349.5	$339.7	$681.1	$678.1
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	27.2	17.8	52.5	42.8
One-time payment in connection with change in Japan arrangement(b)	—	—	—	21.9
Total Bayer collaboration revenue	$376.7	$357.5	$733.6	$742.8

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

Bayer records net product sales of EYLEA outside the United States. Regeneron's share of profits in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
EYLEA net product sales outside the United States	$886.3	$869.8	$1,733.4	$1,738.3
Regeneron's share of collaboration profit from sales outside the United States	$363.5	$354.5	$710.4	$707.9
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(14.0)	(14.8)	(29.3)	(29.8)
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$349.5	$339.7	$681.1	$678.1

Regeneron's share of profits as a percentage of EYLEA net product sales outside the United States	39%	39%	39%	39%
Roche Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Global gross profit payment from Roche in connection with sales of Ronapreve	$—	$8.2	$222.2	$224.5
Other	(3.8)	—	(3.8)	—
Total Roche collaboration revenue	$(3.8)	$8.2	$218.4	$224.5
Roche distributes and records net product sales of Ronapreve outside the United States, and the parties share gross profits from worldwide sales.
Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except headcount data)	2023	2022	Change	2023	2022	Change
Research and development(a)	$1,085.3	$794.3	$291.0	$2,186.5	$1,638.1	$548.4
Acquired in-process research and development	—	197.0	(197.0)	56.1	225.1	(169.0)
Selling, general, and administrative(a)	652.0	476.3	175.7	1,253.1	926.3	326.8
Cost of goods sold	192.4	149.2	43.2	400.8	356.5	44.3
Cost of collaboration and contract manufacturing(b)	212.5	147.9	64.6	461.6	345.5	116.1
Other operating (income) expense, net	(0.6)	(17.4)	16.8	(1.1)	(37.6)	36.5
Total operating expenses	$2,141.6	$1,747.3	$394.3	$4,357.0	$3,453.9	$903.1

Average headcount	12,412	10,939	1,473	12,256	10,715	1,541

(a) Includes costs incurred net of any cost reimbursements from collaborators who are not deemed to be our customers
(b) Includes costs we incur in connection with producing commercial drug supplies for collaborators and others
Operating expenses included stock-based compensation of $202.0 million and $159.8 million for the three months ended June 30, 2023 and 2022, respectively, and $440.7 million and $326.7 million for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense relates to equity awards granted under our long-term incentive plans.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022*	$ Change	2023	2022*	$ Change
Direct research and development expenses:
Dupixent (dupilumab)	$50.1	$40.1	$10.0	$99.3	$72.2	$27.1
Aflibercept 8 mg	27.9	13.6	14.3	53.6	33.8	19.8
Linvoseltamab	26.3	11.7	14.6	41.1	17.1	24.0
Libtayo (cemiplimab)	25.4	37.2	(11.8)	58.3	75.8	(17.5)
Odronextamab	19.6	13.9	5.7	41.8	25.3	16.5
Fianlimab	18.1	4.6	13.5	52.9	8.0	44.9
Other product candidates in clinical development and other research programs	153.8	105.0	48.8	296.6	189.6	107.0
Total direct research and development expenses	321.2	226.1	95.1	643.6	421.8	221.8

Indirect research and development expenses:
Payroll and benefits	362.9	285.5	77.4	761.8	569.3	192.5
Lab supplies and other research and development costs	58.5	47.3	11.2	108.4	85.3	23.1
Occupancy and other operating costs	122.1	122.1	—	244.0	242.4	1.6
Total indirect research and development expenses	543.5	454.9	88.6	1,114.2	897.0	217.2

Clinical manufacturing costs	274.0	196.2	77.8	524.1	467.9	56.2

Reimbursement of research and development expenses by collaborators	(53.4)	(82.9)	29.5	(95.4)	(148.6)	53.2

Total research and development expenses	$1,085.3	$794.3	$291.0	$2,186.5	$1,638.1	$548.4

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Total research and development expenses increased for the three and six months ended June 30, 2023, compared to the same periods in 2022, partially due to the impact of the amendments to the Sanofi collaboration agreements (which were effective July 1, 2022) described under the "Collaboration, License, and Other Agreements" section above, as (i) Sanofi is no longer reimbursing us for 50% of Libtayo development costs (such reimbursements were previously included in Reimbursement of research and development expenses by collaborators in the table above) and (ii) we recognize our 50% share of research and development expenses in connection with the Sanofi Antibody Collaboration. Clinical manufacturing costs for the three and six months ended June 30, 2023 increased due to manufacturing activity associated with our earlier-stage product candidates.
Research and development expenses included stock-based compensation expense of $109.1 million and $89.7 million for the three months ended June 30, 2023 and 2022, respectively, and $248.6 million and $182.1 million for the six months ended June 30, 2023 and 2022, respectively.

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
Acquired In-process Research and Development ("IPR&D")
Acquired IPR&D for the six months ended June 30, 2023 included a $45.0 million up-front payment in connection with our collaboration agreement with Sonoma Biotherapeutics, Inc. Acquired IPR&D for the three and six months ended June 30, 2022 included a $195.0 million charge related to the Company's acquisition of Checkmate Pharmaceuticals, Inc. Additionally, Acquired IPR&D for the six months ended June 30, 2022 included a $20.0 million opt-in payment in connection with a product candidate under our collaboration agreement with Adicet Bio, Inc.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to an increase in commercialization-related expenses and integration costs for Libtayo outside the United States (as effective July 1, 2022, the Company became solely responsible for the commercialization of Libtayo worldwide), higher headcount and headcount-related costs, and higher contributions to an independent not-for-profit patient assistance organization. Selling, general, and administrative expenses included stock-based compensation expense of $73.3 million and $57.5 million for the three months ended June 30, 2023 and 2022, respectively, and $150.1 million and $118.2 million for the six months ended June 30, 2023 and 2022, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to the recognition of costs in connection with manufacturing commercial supplies of Dupixent. Cost of collaboration and contract manufacturing for the six months ended June 30, 2023 also increased due to the recognition of costs in connection with manufacturing commercial supplies for Sanofi related to Praluent outside the United States.
Other Operating (Income) Expense
Other operating (income) expense, net, for the three and six months ended June 30, 2022 included recognition of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with our Sanofi IO, Teva, and Mitsubishi Tanabe Pharma Corporation ("MTPC") collaborative arrangements. As the A&R IO LCA became effective July 1, 2022, the three months ended June 30, 2022 was the last period in which such amounts were recognized in connection with our Sanofi IO Collaboration. In addition, during the three months ended September 30, 2022, the Company discontinued further clinical development of fasinumab, and, as a result, we deemed our obligation to provide development services in connection with the Teva and MTPC collaborative arrangements to be complete.
Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Unrealized (losses) gains on equity securities, net	$(30.9)	$(163.7)	$(195.6)	$(374.9)
Interest income	118.3	28.2	213.5	46.7
Other	(2.1)	1.9	(3.3)	10.8
Other income (expense), net	85.3	(133.6)	14.6	(317.4)
Interest expense	(18.9)	(13.1)	(36.9)	(26.7)
Total other income (expense)	$66.4	$(146.7)	$(22.3)	$(344.1)

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except effective tax rate)	2023	2022	2023	2022
Income tax expense	$114.5	$111.1	$154.7	$198.7
Effective tax rate	10.6%	11.5%	8.0%	9.8%
The Company's effective tax rate for the three and six months ended June 30, 2023 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, stock-based compensation and federal tax credits for research activities.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,	December 31,
(In millions)	2023	2022	$ Change
Financial assets:
Cash and cash equivalents	$1,937.2	$3,105.9	$(1,168.7)
Marketable securities - current	6,990.5	4,636.4	2,354.1
Marketable securities - noncurrent	6,327.2	6,591.8	(264.6)
	$15,254.9	$14,334.1	$920.8

Working capital:
Current assets	$16,923.0	$15,884.1	$1,038.9
Current liabilities	3,104.4	3,141.3	(36.9)
	$13,818.6	$12,742.8	$1,075.8

Borrowings and finance lease liabilities:
Long-term debt	$1,982.2	$1,981.4	$0.8
Finance lease liabilities	$720.0	$720.0	$—
As of June 30, 2023, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
(In millions)	2023	2022	$ Change
Cash flows provided by operating activities	$2,390.0	$2,666.1	$(276.1)
Cash flows used in investing activities	$(2,622.6)	$(2,119.2)	$(503.4)
Cash flows used in financing activities	$(936.7)	$(36.4)	$(900.3)
Cash Flows from Investing Activities
Capital expenditures during the six months ended June 30, 2023 included costs incurred in connection with the expansion of our Tarrytown, New York campus, as well costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the ongoing construction of a fill/finish facility and related equipment). Additionally, capital expenditures for the six months ended June 30, 2023 is net of grant proceeds of $60.0 million primarily related to the expansion of our facilities in New York. We expect to incur capital expenditures of $760 million to $830 million for the full year of 2023 primarily in connection with the continued expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown campus and our Rensselaer manufacturing facility (including the fill/finish facility).

Payments for Libtayo intangible asset of $121.8 million during the six months ended June 30, 2023 were related to contingent consideration in connection with our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide (as described in "Collaboration, License, and Other Agreements - Sanofi - Immuno-Oncology" above).
Asset acquisition, net of cash acquired, of $230.3 million during the six months ended June 30, 2022 was related to our acquisition of Checkmate.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $575.9 million during the six months ended June 30, 2023, compared to $828.4 million during the six months ended June 30, 2022. For information related to repurchases of Common Stock, see "Share Repurchase Programs" section below.
Share Repurchase Programs
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock. As of June 30, 2023, the Company had repurchased the entire $3.0 billion of its Common Stock it was authorized to repurchase under the program.
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
As of June 30, 2023, $2.332 billion remained available for share repurchases under the program.
The table below summarizes the shares of our Common Stock we repurchased and the cost of the shares, which were recorded as Treasury Stock.

	Six Months Ended June 30,
(In millions)	2023	2022
Number of shares	1.9	1.2
Total cost of shares	$1,416.7	$745.5
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed February 6, 2023). There have been no material changes to critical accounting estimates during the six months ended June 30, 2023.
Future Impact of Recently Issued Accounting Standards
As of June 30, 2023, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed February 6, 2023). There have been no material changes to our market risks or to our management of such risks as of June 30, 2023.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•The commercial success of our products is subject to significant competition from products or product candidates that may be superior to, or more established or cost effective than, our products or product candidates.
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
EYLEA net product sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the six months ended June 30, 2023 and 2022, EYLEA net product sales in the United States represented 46% and 54% of our total revenues, respectively. For the six months ended June 30, 2023, EYLEA U.S. net product sales decreased by 7%, compared to the same period in 2022, as discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." If we were to experience difficulty with the commercialization of EYLEA in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, if EYLEA net product sales experience a sustained decline in or outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) will expire after May 17, 2024. See "Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products" below. As a result, we face the risk of lower EYLEA net product sales due to biosimilar competition following such expiration, which may have a material adverse impact on our results of operations. While we are planning to commercialize aflibercept 8 mg, the potential approval of this product candidate has been delayed following issuance by the FDA of a Complete Response Letter ("CRL") concerning the aflibercept 8 mg BLA (as previously reported and further discussed in this report). For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." In addition, the degree to which any future net product sales of aflibercept 8 mg (if approved) may offset any potential decrease in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
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
•the effect of existing and new health care laws and regulations currently being considered or implemented in the United States and globally, including measures requiring the U.S. government in the future to negotiate the prices of certain drugs and price reporting and other disclosure requirements and the potential impact of such requirements on physician prescribing practices and payor coverage;
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
•the outcome of the pending proceedings relating to EYLEA and REGEN-COV (described further in Note 11 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
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

Further, there have been several recent U.S. Congressional inquiries and recently approved or proposed federal and state legislation and policies (in addition to those already in effect) designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. Notably, in 2022 the U.S. Congress passed the Inflation Reduction Act ("IRA"), which includes, among other items, provisions regarding the following:
•Implementation of a Medicare Drug Price Negotiation Program (the "Medicare Drug Price Negotiation Program"). The Medicare Drug Price Negotiation Program requires the government to set prices for select high-expenditure drugs covered under Medicare Parts B and D. Starting in 2023 and 2026, the government is authorized to select Part D and Part B drugs, respectively, for inclusion in the Medicare Drug Price Negotiation Program, with established prices to go into effect for selected Part D drugs in 2026 and for selected Part B drugs in 2028, in each case absent certain disqualifying events.
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
EYLEA and (if approved) aflibercept 8 mg. EYLEA faces and, if approved, aflibercept 8 mg will face, significant competition in the marketplace. For example, EYLEA competes in one or more of its approved indications with other VEGF inhibitors, including Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant), Novartis and Genentech/Roche's Lucentis® (ranibizumab), and Novartis' Beovu® (brolucizumab), as well as biosimilar versions of Lucentis commercialized in the United States by Biogen Inc. and Coherus BioSciences, Inc. Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME and RVO, EYLEA also competes with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye. If approved, we expect that aflibercept 8 mg will be entering a highly competitive environment; and our success in potentially commercializing aflibercept 8 mg will depend on a number of factors, including the relative timing of any commercial launch of aflibercept 8 mg as compared to relevant competition, the extent to which we and our collaborators are able to differentiate aflibercept 8 mg from competitive products, and the applicability of any restrictions imposed by payors at the time, such as step therapy.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable, which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the six months ended June 30, 2023 and 2022, our gross product sales of such products to two customers accounted on a combined basis for 76% and 85% of our total gross product revenue, respectively. We expect significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
If we are unable to establish commercial capabilities outside the United States for Libtayo, Dupixent, and any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and do not currently have a fully established organization for the sales, marketing, and distribution of marketed products outside the United States. We will need to establish some or all of these capabilities outside the United States for any product we decide to independently commercialize or co-commercialize outside the United States. For example, in 2022, we and Sanofi amended the IO Collaboration to transfer all rights to develop, commercialize, and manufacture Libtayo exclusively to our Company, on a worldwide basis, over the course of a defined transition period, and we will need to fully establish certain sales, marketing, distribution, and/or manufacturing capabilities for Libtayo to support markets outside the United States. We will also need to obtain and/or maintain regulatory approvals and secure pricing and reimbursement for Libtayo in many jurisdictions outside of the United States, including Europe and Japan. In addition, following the exercise of our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we have established certain co-commercialization capabilities for Dupixent in some of these jurisdictions and are in the process of establishing these capabilities in others. There may be other circumstances in which we need to establish further commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.
In order to commercialize or co-commercialize any products outside the United States beyond what we have done so far, we must build our sales, marketing, distribution, regulatory, managerial, and other capabilities in the relevant markets or make arrangements with third parties to perform these services, any of which will likely be expensive and time consuming and could delay product launch or the co-commercialization of a product in one or more markets outside the United States. We cannot be certain that we will be able to successfully develop commercial capabilities outside the United States (particularly as it relates to Libtayo, for which we plan to expand our global commercialization footprint as noted above) within an acceptable time frame, without incurring substantial expenses, or at all. These and other difficulties relating to commercializing our products outside the United States may harm our business, prospects, operating results, and financial condition.
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
If we believe we meet eligibility requirements, we may apply for various regulatory incentives in the United States, such as breakthrough therapy designation, fast track designation, accelerated approval, or priority review, where available, that serve to expedite drug development and/or review, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not product candidates qualify for such regulatory incentives and benefits, and we cannot guarantee we would be successful in obtaining beneficial regulatory designations by the FDA or other regulatory agencies. Even if obtained, such designations may not result in faster development processes, reviews, or approvals compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may later decide that any of our development programs no longer meets the conditions for a beneficial regulatory designation (including due to factors beyond our control, such as intervening competitive developments) or decide that the time period for FDA review or approval will not be shortened. Recent FDA draft guidance relating to accelerated approval of oncology therapeutics indicates that a confirmatory trial for a particular oncology product candidate should be underway when the related BLA is submitted to the FDA and also states that the FDA may require that a confirmatory trial for a particular oncology product candidate be well underway, if not fully enrolled, by the time of the accelerated approval action. Application of this guidance to our product candidates may result in a delay of the FDA review and approval process despite any earlier beneficial regulatory designation such product candidates may have received.
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
Before approving a new drug or biologic product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For example, in June 2023, the FDA issued a CRL concerning the Company's BLA for aflibercept 8 mg for the treatment of wet AMD, DME, and DR due to unresolved observations resulting from an inspection at the contract manufacturing organization Catalent. This has resulted in a delay of the potential FDA approval of aflibercept 8 mg, and may also impact the FDA's upcoming decision on the BLA for pozelimab monotherapy for the ultra-rate CHAPLE disease (which is filled on the same manufacturing line in Catalent's facility that is used to fill vials with aflibercept 8 mg). While we have since resubmitted the BLA for aflibercept 8 mg, the BLA resubmission still needs to be supplemented with the Catalent manufacturing data and other information and it is uncertain whether and how timely the issues identified in the aflibercept 8 mg CRL will be resolved. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
In addition to the standard drug approval process, the Secretary of the U.S. Department of Health and Human Services ("HHS") may authorize the issuance of, and the FDA Commissioner may issue, an Emergency Use Authorization ("EUA") to allow an unapproved medical product to be used in an emergency based on criteria established by the Food, Drug, and Cosmetic Act, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. An EUA terminates when the emergency determination underlying the EUA terminates. The FDA may also revoke, revise, or restrict an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization or the medical product is no longer effective in diagnosing, treating, or preventing the underlying health emergency. For example, in January 2022, the FDA revised the EUA previously granted for REGEN-COV to exclude its use in geographic regions (currently including all U.S. states, territories, and jurisdictions) where, based on available information including variant susceptibility and regional variant frequency, infection or exposure is likely due to a variant such as an Omicron-lineage variant that is not susceptible to the treatment. Any such termination, revocation, or revision of an EUA could adversely impact our business in a variety of ways, including by having to absorb related manufacturing and overhead costs as well as potential inventory write-offs if regulatory approval is not obtained timely or at all. For example, during each of the years ended December 31, 2022 and 2021, we recorded a charge to write down inventory related to REGEN-COV.
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in foreign jurisdictions. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited; this will be the case for Libtayo in many jurisdictions outside the United States (including Europe and Japan) once we complete the transition from Sanofi pursuant to the amendment to the IO Collaboration discussed above. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities may ask for additional data in order to begin a clinical study, including Phase 3 clinical trials required to submit a Marketing Authorization Application ("MAA") in the EU. In addition, such authorities often have the authority to require post-approval studies, such as a post-authorization safety study ("PASS") and/or post-authorization efficacy study ("PAES"), which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in foreign countries before we can market that product or any other product in those countries.

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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. Our ability to protect our trade secrets may be impaired by a number of risks and uncertainties, including those discussed under "Other Regulatory and Litigation Risks - Increasing use of social media and artificial intelligence-based platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage" and "Other Risks Related to Our Business - Significant disruptions of information technology systems or breaches of data security could adversely affect our business" below. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. For example, certain of our U.S. patents (including those pertaining to our key products, such as EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination, as described in Note 11 to our Condensed Consolidated Financial Statements included in this report. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Such opposition proceedings are increasingly common in Europe and are costly to defend. For example, in 2021, anonymous parties initiated opposition proceedings in the European Patent Office ("EPO") against our European Patent No. 2,944,306 (which concerns pre-filled syringes comprising ophthalmic formulations containing VEGF antagonists such as aflibercept for intravitreal administration), as described in Note 11 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.

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
Certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of the COVID-19 pandemic and Russia's invasion of Ukraine, which have exacerbated many of these issues, or other public health outbreaks, epidemics, or pandemics or geopolitical developments). In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates, which could materially and adversely affect our business and future prospects.
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
We and our collaborators and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Our inability, or the inability of our collaborators and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. For example, in June 2023, the FDA issued a CRL concerning the Company's BLA for aflibercept 8 mg for the treatment of wet AMD, DME, and DR due to unresolved observations resulting from an inspection at a third-party fill/finish provider, the contract manufacturing organization Catalent. This has resulted in a delay of the potential FDA approval of aflibercept 8 mg and may also impact the FDA's upcoming decision on the BLA for pozelimab monotherapy for the ultra-rare CHAPLE disease (with a target action date of August 20, 2023), which is filled on the same manufacturing line in Catalent's facility that is used to fill vials with aflibercept 8 mg. While Catalent has been working closely with the FDA to address the findings and we have since resubmitted the BLA for aflibercept 8 mg, the BLA resubmission still needs to be supplemented with the Catalent manufacturing data and other information (collectively, "supplemental Catalent information") and it is, therefore, uncertain whether and how timely the issues identified in the aflibercept 8 mg CRL will be resolved. The FDA has informed us that its review of the supplemental Catalent information in the context of the pozelimab BLA will support actions for both the pozelimab BLA and the aflibercept 8 mg BLA resubmission and that it will prioritize its review. However, the FDA has also noted that it may not be able to complete its review by the pozelimab BLA target action date and that it may consider the supplemental Catalent information submission to constitute a major amendment to the pozelimab BLA, thereby extending the review of the pozelimab BLA by up to three months from the pozelimab BLA target action date and also further delaying the FDA's decision on the aflibercept 8 mg BLA resubmission. In addition, if the FDA concludes that the supplemental Catalent information is insufficient to resolve the issues identified in the aflibercept 8 mg CRL, the FDA may require in its sole discretion additional quality-related studies, data, facility reinspections, or other information demonstrating compliance with applicable cGMP regulations and FDA guidance, further extending the timing of the FDA's review beyond what is discussed above. Therefore, the timing and outcome of the completion of the FDA's review of the aflibercept 8 mg BLA resubmission and the pozelimab BLA are uncertain, and the potential FDA approval of aflibercept 8 mg and pozelimab may be delayed beyond what is currently expected. Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
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
We continue to dedicate significant resources to comply with these requirements and need to be prepared to comply with additional reporting obligations outside the United States. In addition, several states have legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities; restrict when pharmaceutical companies may provide meals or gifts to prescribers or engage in other marketing-related activities; require identification or licensing of sales representatives; and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition. Additionally, access to such data by fraud-and-abuse investigators and industry critics may draw scrutiny to our collaborations with reported entities.
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
We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the SEC and The NASDAQ Stock Market LLC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations. For example, in March 2022, the SEC proposed new rules for extensive and prescriptive climate-related disclosure in annual reports and registration statements, which would also require inclusion of certain climate-related financial metrics in companies' audited financial statements. In July 2023, the SEC adopted new rules that are intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, and governance, as well as cybersecurity incident reporting, by public companies. Our efforts to comply with these requirements and regulations (as well as corporate governance and disclosure expectations of investors and other stakeholders) have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.
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
We have operations and conduct business in several countries outside the United States and we plan to significantly expand the scope of these activities in existing and/or additional countries. For example, as discussed above, we will need to establish commercial capabilities related to Libtayo in many jurisdictions outside the United States following the amendment to the IO Collaboration; and we perform co-commercialization activities under the Antibody Collaboration related to Dupixent in certain jurisdictions outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, particularly those in which we have not previously established operations, and many of these risks will increase as we expand our activities in such jurisdictions. These risks include:
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
Consumer protection laws impact the manner in which we develop and maintain processes to support our patient assistance programs, product marketing activities, and the sharing of employee and clinical data for internal and third-party commercial activities. Several U.S. states have proposed and passed consumer privacy laws, which were modeled after the California Consumer Privacy Act of 2018 ("CCPA") and influenced by the GDPR. The CCPA is a consumer protection law that establishes requirements for data use and sharing transparency and provides California residents with personal data privacy rights regarding the use, disclosure, and retention of their personal data. Amendments to the CCPA have, among other things, imposed new obligations to provide notice where personal data will be de-identified. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with data privacy incidents involving certain elements of personal data. These claims may result in significant liability and damages. These laws and regulations are constantly evolving and may impose limitations on our business activities. Additional state consumer privacy laws are expected to come into effect in 2023 and in 2024-2025. Notably, these state laws provide more restrictions on the use of sensitive personal data, including health information. These states require robust consent and authorizations prior to any collection or use of this data, which may have a large impact on our ability to market to individuals in these jurisdictions based on their health conditions. At the federal level, Section 5 of the FTC Act is a consumer protection law that bars unfair and deceptive acts and practices and requires, among other things, companies to notify individuals that they will safeguard their personal data and that they will fulfil the commitments made in their privacy notices. The FTC has brought legal actions against organizations that have violated consumers' privacy rights or have misled them by failing to maintain appropriate security. For example, in 2023 to date the FTC issued several enforcement actions related to privacy in the healthcare space, under both Section 5 of the FTC Act and the Health Breach Notification Rule, involving companies allegedly using consumer health data for marketing purposes in violation of their own policies and assurances.
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
Increasing use of social media and artificial intelligence-based platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage.
We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal data of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill. Additionally, artificial intelligence ("AI")-based platforms, including generative AI platforms, are increasingly being used in the biopharmaceutical industry. The use of public AI platforms by our employees or third parties on which we rely with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the public disclosure of such information, which may impact our ability to realize the benefit of our intellectual property or comply with data security and privacy laws. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our Common Stock.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of June 30, 2023, we had an aggregate of $2.702 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of June 30, 2023, we had $1.937 billion in cash and cash equivalents and $13.318 billion in marketable securities (including $1.028 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
•announcement of actions by the FDA or foreign regulatory authorities or their respective advisory committees regarding our, or our collaborators', or our competitors', currently pending or future application(s) for regulatory approval of product candidate(s) (such as aflibercept 8 mg) or new indications for marketed products;
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2023, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2023. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In January 2023, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $2.332 billion remained available as of June 30, 2023). There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2023, holders of Class A Stock held 14.5% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2023:
•our current executive officers and directors beneficially owned 6.1% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2023, and 17.8% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2023; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2023. In addition, these five shareholders plus our Chief Executive Officer held approximately 46.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2023.

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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended June 30, 2023. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of the share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
4/1/2023–4/30/2023	130,235		$809.73	127,012		$2,948.5
5/1/2023–5/31/2023	397,322		$744.81	397,322		$2,652.6
6/1/2023–6/30/2023	431,567		$746.07	429,269		$2,332.3
Total	959,124	(a)		953,603	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

Item 5. Other Information
As disclosed in the table below, during the three months ended June 30, 2023, certain of our directors and/or executive officers adopted plans for trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(a)	Total Number of Securities to Be Sold Under the Plan
Bonnie L. Bassler, Ph.D.	Director	5/11/2023	7/31/2024	3,969
Andrew J. Murphy, Ph.D.	Executive Vice President, Research	5/9/2023	12/31/2024	80,000
Huda Y. Zoghbi, M.D.	Director	5/5/2023	2/10/2024	2,117

(a) In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.

Item 6. Exhibits
(a)     Exhibits

Exhibit Number	Description
3.2	Amended and Restated By-Laws. (Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc. (the "Registrant") filed December 21, 2016.)
3.2.1	Amendment to the Amended and Restated By-Laws effective June 9, 2023. (Incorporated by reference from the Form 8-K for the Registrant filed June 14, 2023.)
10.1*	First Amendment to Amended and Restated License and Collaboration Agreement by and between the Registrant and Aventis Pharmaceuticals Inc., dated May 1, 2013.
10.2*	Amendment No. 1 to Master Agreement, dated as of April 10, 2023, by and between the Registrant and Alnylam Pharmaceuticals, Inc.
10.3 +	Waiver and Consent, dated as of April 14, 2023, pursuant to the Amended and Restated Employment Agreement, dated as of November 14, 2008, between the Registrant and Leonard S. Schleifer, M.D., Ph.D.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain confidential portions of this Exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all confidential portions of this Exhibit that were omitted to the Securities and Exchange Commission upon its request.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 3, 2023	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)