Form 10-Q
period 2023-09-30
REGENERON PHARMACEUTICALS, INC.
filed 2023-11-02
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of October 26, 2023:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,818,146
Common Stock, $.001 par value	107,128,838

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"Altibodies™," "ARCALYST®," "Evkeeza®," "EYLEA®," "EYLEA® HD," "Inmazeb®," "Libtayo®," "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "RGC®," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," "Veopoz™," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,152.3	$3,105.9
Marketable securities	7,761.3	4,636.4
Accounts receivable, net	5,584.5	5,328.7
Inventories	2,562.0	2,401.9
Prepaid expenses and other current assets	574.7	411.2
Total current assets	18,634.8	15,884.1

Marketable securities	5,778.5	6,591.8
Property, plant, and equipment, net	4,006.1	3,763.0
Intangible assets, net	1,017.2	915.5
Deferred tax assets	2,316.8	1,723.7
Other noncurrent assets	409.9	336.4
Total assets	$32,163.3	$29,214.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$536.6	$589.2
Accrued expenses and other current liabilities	2,644.7	2,074.2
Deferred revenue	417.3	477.9
Total current liabilities	3,598.6	3,141.3

Long-term debt	1,982.6	1,981.4
Finance lease liabilities	720.0	720.0
Deferred revenue	125.3	69.8
Other noncurrent liabilities	832.4	638.0
Total liabilities	7,258.9	6,550.5

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2023 and 2022	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 132.1 in 2023 and 130.4 in 2022	0.1	0.1
Additional paid-in capital	11,251.5	9,949.3
Retained earnings	26,100.7	23,306.7
Accumulated other comprehensive loss	(176.8)	(238.8)
Treasury Stock, at cost; 25.1 shares in 2023 and 22.6 shares in 2022	(12,271.1)	(10,353.3)
Total stockholders' equity	24,904.4	22,664.0
Total liabilities and stockholders' equity	$32,163.3	$29,214.5

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statements of Operations
Revenues:
Net product sales	$1,786.1	$1,801.4	$5,226.2	$5,194.4
Collaboration revenue	1,438.3	1,050.6	4,133.1	3,326.7
Other revenue	138.3	84.2	323.6	237.4
	3,362.7	2,936.2	9,682.9	8,758.5

Expenses:
Research and development	1,075.3	911.3	3,261.8	2,549.4
Acquired in-process research and development	100.0	—	156.1	225.1
Selling, general, and administrative	640.5	529.1	1,893.6	1,455.4
Cost of goods sold	224.5	141.3	625.3	497.8
Cost of collaboration and contract manufacturing	211.9	176.5	673.5	522.0
Other operating (income) expense, net	(0.5)	(45.7)	(1.6)	(83.3)
	2,251.7	1,712.5	6,608.7	5,166.4

Income from operations	1,111.0	1,223.7	3,074.2	3,592.1

Other income (expense):
Other income (expense), net	17.6	301.4	32.2	(16.0)
Interest expense	(17.8)	(15.3)	(54.7)	(42.0)
	(0.2)	286.1	(22.5)	(58.0)

Income before income taxes	1,110.8	1,509.8	3,051.7	3,534.1

Income tax expense	103.0	194.1	257.7	392.8

Net income	$1,007.8	$1,315.7	$2,794.0	$3,141.3

Net income per share - basic	$9.48	$12.31	$26.16	$29.30
Net income per share - diluted	$8.89	$11.66	$24.57	$27.73

Weighted average shares outstanding - basic	106.3	106.9	106.8	107.2
Weighted average shares outstanding - diluted	113.4	112.8	113.7	113.3

Statements of Comprehensive Income
Net income	$1,007.8	$1,315.7	$2,794.0	$3,141.3
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities	21.3	(51.3)	62.8	(249.9)
Loss on foreign currency translation	(0.4)	—	(0.8)	—
Unrealized gain on cash flow hedges	—	—	—	1.0
Comprehensive income	$1,028.7	$1,264.4	$2,856.0	$2,892.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	1.8	$—	130.4	$0.1	$9,949.3	$23,306.7	$(238.8)	(22.6)	$(10,353.3)	$22,664.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.1	—	491.3	—	—	—	—	491.3
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(99.2)	—	—	—	—	(99.2)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.9	—	—	—	1.7	20.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.9)	(693.9)	(693.9)
Stock-based compensation charges	—	—	—	—	237.4	—	—	—	—	237.4
Net income	—	—	—	—	—	817.8	—	—	—	817.8
Other comprehensive income, net of tax	—	—	—	—	—	—	57.2	—	—	57.2
Balance, March 31, 2023	1.8	—	131.4	0.1	10,597.7	24,124.5	(181.6)	(23.5)	(11,045.5)	23,495.2
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.2	—	80.7	—	—	—	—	80.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(14.0)	—	—	—	—	(14.0)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	16.1	—	—	—	2.4	18.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.0)	(722.8)	(722.8)
Stock-based compensation charges	—	—	—	—	208.0	—	—	—	—	208.0
Net income	—	—	—	—	—	968.4	—	—	—	968.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16.1)	—	—	(16.1)
Balance, June 30, 2023	1.8	—	131.6	0.1	10,888.5	25,092.9	(197.7)	(24.5)	(11,765.9)	24,017.9
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.7	—	268.9	—	—	—	—	268.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(129.4)	—	—	—	—	(129.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	16.1	—	—	—	1.9	18.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(507.1)	(507.1)
Stock-based compensation charges	—	—	—	—	207.4	—	—	—	—	207.4
Net income	—	—	—	—	—	1,007.8	—	—	—	1,007.8
Other comprehensive income, net of tax	—	—	—	—	—	—	20.9	—	—	20.9
Balance, September 30, 2023	1.8	$—	132.1	$0.1	$11,251.5	$26,100.7	$(176.8)	(25.1)	$(12,271.1)	$24,904.4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	1.8	$—	126.2	$0.1	$8,087.5	$18,968.3	$(26.2)	(19.4)	$(8,260.9)	$18,768.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.6	—	593.7	—	—	—	—	593.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(105.8)	—	—	—	—	(105.8)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.8	—	—	—	1.7	14.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.5)	(352.0)	(352.0)
Stock-based compensation charges	—	—	—	—	165.9	—	—	—	—	165.9
Net income	—	—	—	—	—	973.5	—	—	—	973.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(143.9)	—	—	(143.9)
Balance, March 31, 2022	1.8	—	127.6	0.1	8,754.1	19,941.8	(170.1)	(19.9)	(8,611.2)	19,914.7
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.8	—	228.0	—	—	—	—	228.0
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(41.9)	—	—	—	—	(41.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	14.0	—	—	—	2.2	16.2
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.7)	(393.6)	(393.6)
Stock-based compensation charges	—	—	—	—	166.0	—	—	—	—	166.0
Net income	—	—	—	—	—	852.1	—	—	—	852.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(53.7)	—	—	(53.7)
Balance, June 30, 2022	1.8	—	128.3	0.1	9,120.2	20,793.9	(223.8)	(20.6)	(9,002.6)	20,687.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.9	—	322.9	—	—	—	—	322.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(108.9)	—	—	—	—	(108.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	12.9	—	—	—	1.6	14.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.4)	(913.0)	(913.0)
Stock-based compensation charges	—	—	—	—	171.1	—	—	—	—	171.1
Net income	—	—	—	—	—	1,315.7	—	—	—	1,315.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(51.3)	—	—	(51.3)
Balance, September 30, 2022	1.8	$—	129.0	$0.1	$9,518.2	$22,109.6	$(275.1)	(22.0)	$(9,914.0)	$21,438.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,794.0	$3,141.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308.0	241.3
Stock-based compensation expense	644.6	493.0
Losses on marketable and other securities, net	324.5	117.4
Other non-cash items, net	17.4	199.0
Deferred income taxes	(551.5)	(466.7)
Acquired in-process research and development in connection with asset acquisition	—	195.0
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(256.1)	488.2
Increase in inventories	(224.4)	(552.2)
Increase in prepaid expenses and other assets	(284.4)	(167.3)
(Decrease) increase in deferred revenue	(5.1)	92.0
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	737.3	(486.0)
Total adjustments	710.3	153.7
Net cash provided by operating activities	3,504.3	3,295.0

Cash flows from investing activities:
Purchases of marketable and other securities	(9,514.2)	(4,345.0)
Sales or maturities of marketable and other securities	7,059.3	4,013.1
Capital expenditures	(467.2)	(437.9)
Payments for Libtayo intangible asset	(145.7)	(926.8)
Acquisitions, net of cash acquired	(51.1)	(230.3)
Net cash used in investing activities	(3,118.9)	(1,926.9)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	844.5	1,146.9
Payments in connection with Common Stock tendered for employee tax obligations	(242.5)	(256.6)
Repurchases of Common Stock	(1,946.0)	(1,651.7)
Net cash used in financing activities	(1,344.0)	(761.4)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.6)	—

Net (decrease) increase in cash, cash equivalents, and restricted cash	(959.2)	606.7

Cash, cash equivalents, and restricted cash at beginning of period	3,119.4	2,898.1

Cash, cash equivalents, and restricted cash at end of period	$2,160.2	$3,504.8

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
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

2. Product Sales
Net product sales consist of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2023	2022	2023	2022
EYLEA®	U.S.	$1,448.2	$1,629.4	$4,382.1	$4,768.2
EYLEA HD	U.S.	42.7	—	42.7	—
Libtayo®(a)	U.S.	144.1	94.7	384.0	264.5
Libtayo(a)	ROW(b)	88.3	31.0	235.3	31.0
Praluent®	U.S.	40.4	29.7	121.1	94.5
Evkeeza®	U.S.	19.1	13.6	53.3	33.2
Inmazeb®	U.S.	3.3	3.0	7.7	3.0
		$1,786.1	$1,801.4	$5,226.2	$5,194.4

(a) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. Effective July 1, 2022, the Company records global net product sales of Libtayo. See Note 3 for further details.

(b) Rest of world ("ROW")
As of September 30, 2023 and December 31, 2022, the Company had $3.792 billion and $3.586 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and nine months ended September 30, 2023 and 2022. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Besse Medical, a subsidiary of Cencora, Inc.	53%	56%	52%	56%
McKesson Corporation	24%	28%	25%	29%

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in our Statements of Operations in connection with our collaborations with Sanofi are detailed below:

	Statement of Operations Classification	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)		2023	2022		2023	2022
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	Collaboration revenue	$863.0	$551.1	*	$2,250.6	$1,463.0	*
Sales-based milestones earned	Collaboration revenue	$50.0	$—		$50.0	$50.0
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$151.5	$160.5		$506.0	$466.8
Other	Collaboration revenue	$—	$(0.2)		$—	$28.7
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)/Reduction of R&D expense	$(25.8)	$(4.3)		$(66.7)	$59.6
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$135.5	$108.6		$384.0	$311.1

Immuno-oncology(a):
Regeneron's share of profits in connection with commercialization of Libtayo outside the United States	Collaboration revenue	$—	$—		$—	$6.7
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$—	$—		$—	$4.6
Reimbursement of R&D expenses	Reduction of R&D expense	$—	$—		$—	$42.7
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$—	$—		$—	$41.4
Regeneron's obligation for its share of Sanofi commercial expenses	SG&A expense	$—	$—		$—	$(19.9)
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$—	$—		$—	$(70.1)
Amounts recognized in connection with up-front payments received	Other operating income	$—	$—		$—	$35.1

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
Sanofi leads commercialization activities for products under the Antibody Collaboration, subject to the Company's right to co-commercialize such products. In addition to profit and loss sharing, the Company was entitled to receive sales milestone payments from Sanofi. During the three months ended September 30, 2023, the Company earned the final $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $3.0 billion on a rolling twelve-month basis. During the three months ended March 31, 2022, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion on a rolling twelve-month basis.
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	September 30,	December 31,
(In millions)	2023	2022
Accounts receivable, net	$1,128.2	$692.3
Deferred revenue	$417.3	$415.8
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
Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA"). In connection with the A&R IO LCA, in 2022, the Company made a $900.0 million up-front payment to Sanofi, as well as a $100.0 million regulatory milestone payment. In addition, Sanofi was eligible to earn an aggregate of $100.0 million in Libtayo sales-based milestones under the terms of the A&R IO LCA, of which they earned $65.0 million in 2022 and $35.0 million in 2023. The Company also pays Sanofi an 11% royalty on net product sales of Libtayo through March 31, 2034. The transaction was accounted for as an asset acquisition and amounts paid to Sanofi in connection with obtaining the worldwide rights to Libtayo, including the up-front payment and any contingent consideration, are recorded as an intangible asset.

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
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2023	2022	2023	2022
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	Collaboration revenue	$349.9	$315.3	$1,031.0	$993.4
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$27.2	$17.5	$79.7	$60.3
One-time payment in connection with change in Japan arrangement	Collaboration revenue	$—	$—	$—	$21.9
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)/Reduction of R&D expense	$(9.7)	$7.1	$(35.1)	$10.3
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	September 30,	December 31,
(In millions)	2023	2022
Accounts receivable, net	$361.7	$348.2
Deferred revenue	$125.3	$131.9
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
Amounts recognized in the Company's Statements of Operations in connection with its Roche collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2023	2022	2023	2022
Global gross profit payment from Roche in connection with sales of Ronapreve	Collaboration revenue	$—	$6.4	$222.2	$230.9
Other	Collaboration revenue	$(5.7)	$—	$(9.5)	$—
Reimbursement of research and development expenses from Roche was not material for the three and nine months ended September 30, 2023 and 2022.
The following table summarizes contract balances in connection with the Company's Roche collaboration:

	September 30,	December 31,
(In millions)	2023	2022
Accounts receivable, net	$—	$396.6

d. Alnylam
In 2019, the Company and Alnylam Pharmaceuticals, Inc. entered into a global, strategic collaboration to discover, develop, and commercialize RNA interference ("RNAi") therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. In connection with entering into the collaboration, the Company made an up-front payment of $400.0 million to Alnylam, and also purchased shares of Alnylam common stock for $400.0 million. For each program, the Company provides Alnylam with a specified amount of funding at program initiation and at lead candidate designation. Under the terms of the collaboration, the parties perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development/co-commercialization collaboration agreement ("Co-Co Collaboration Agreement") (under which the parties are advancing ALN-APP and ALN-PNP, which are currently in clinical development) or license agreement.
During the three months ended September 30, 2023, the Company became obligated to pay Alnylam a $100.0 million development milestone, which was recorded to Acquired in-process research and development expense, upon the achievement of specified proof-of-principle criteria for the ALN-APP program. Alnylam is eligible to receive an additional $100.0 million clinical proof-of-principle milestone in connection with an eye program.
Amounts recognized in the Company's Statements of Operations in connection with its Alnylam collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2023	2022	2023	2022
Regeneron's obligation for its share of Alnylam R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(13.5)	$(10.6)	$(52.1)	$(36.1)
Development milestone	Acquired in-process research and development	$(100.0)	$—	$(100.0)	$—
The following table summarizes contract balances in connection with the Company's Alnylam collaboration:

	September 30,	December 31,
(In millions)	2023	2022
Accrued expenses and other current liabilities	$111.5	$7.4
e. Sonoma
In March 2023, the Company and Sonoma Biotherapeutics, Inc. entered into a license and collaboration agreement to bring together the Company's VelociSuite® technologies with Sonoma's technology platform for the discovery, development, and commercialization of novel regulatory T cell ("Treg") therapies for autoimmune diseases. In connection with the agreement, the Company made a $45.0 million up-front payment (which was recorded to Acquired in-process research and development expense in the first quarter of 2023) and, in April 2023, the Company purchased an aggregate of $30.0 million of Sonoma preferred stock. Sonoma is also eligible to receive a $45.0 million development milestone payment. The Company and Sonoma will co-fund research and development activities and share equally any future commercial expenses and profits. The Company will have the option to lead late-stage development and commercialization on all products globally, with Sonoma retaining rights to co-promote all such products in the United States.
f. Biomedical Advanced Research and Development Authority ("BARDA")
In August 2023, the Company expanded its Other Transaction Agreement ("OTA") with BARDA, pursuant to which the U.S. Department of Health and Human Services ("HHS") is obligated to fund up to 70% of the Company's costs incurred for certain development activities related to a next-generation COVID-19 monoclonal antibody therapy for the prevention of SARS-CoV-2 infection. The agreement could result in payments to the Company of up to approximately $326 million in the aggregate to support clinical development, clinical manufacturing, and the regulatory licensure process.
Amounts recognized within Other revenue in the Company's Statements of Operations in connection with this BARDA agreement were $34.2 million for the three months ended September 30, 2023.

The following table summarizes the Company's contract balances in connection with this BARDA agreement:

September 30,
(In millions)	2023
Accounts receivable, net	$34.2
g. Decibel
In 2017, the Company entered into an agreement with Decibel Therapeutics, Inc. to discover and develop new potential therapeutics to protect, repair and restore hearing (including DB-OTO, which is currently in clinical development, and preclinical programs for GJB2-related and stereocilin-related hearing loss). In connection with the agreement, the Company also purchased shares of Decibel stock.
In August 2023, the Company entered into an Agreement and Plan of Merger to acquire Decibel, and in September 2023, the Company completed its acquisition of Decibel. The Company paid $101.3 million in cash (or $4.00 per share of Decibel common stock), of which $6.6 million was attributed to post-combination services to be rendered by Decibel equity award holders, and as a result, was excluded from the amount of consideration transferred for purchase accounting. In addition, Decibel shareholders received one non-tradeable contingent value right ("CVR") per share of Decibel common stock, which entitles the holder to receive up to $3.50 per share in cash upon achievement of certain clinical development and regulatory milestones for DB-OTO within specified time periods. At closing, the Company recorded a liability related to the fair value of the CVRs of $43.7 million (see Note 6). The maximum aggregate amount that holders of the CVRs may be entitled to receive if all the milestones contemplated by the CVRs are achieved is approximately $97 million.
The fair value of the Company's investment in Decibel stock immediately before the acquisition date was $10.3 million.
The Decibel acquisition was accounted for as a business combination. In a business combination, the acquisition method of accounting generally requires that the assets acquired and liabilities assumed be recorded as of the date of the acquisition at their respective fair values. Amounts allocated to acquired in-process research and development are capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the associated research and development efforts. Any excess of the purchase price (consideration transferred) over the fair values of net assets acquired is recorded as goodwill. Transaction costs in connection with a business combination are expensed as incurred.
The following table summarizes the amounts recognized for assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date:

September 25,
(In millions)	2023
Cash and cash equivalents	$42.2
Marketable securities	12.1
Deferred tax assets, net	58.1
Indefinite-lived intangible asset related to in-process research and development	42.5
Goodwill	5.2
Other assets and liabilities, net	(11.4)
$148.7
The final determination of fair values of assets acquired, liabilities assumed, and tax-related items will be completed no later than one year from the acquisition date.
h. Checkmate
In May 2022, the Company completed its acquisition of Checkmate Pharmaceuticals, Inc. for a total equity value of approximately $250 million. As a result of the transaction, which was accounted for as an asset acquisition, the Company recorded, during the three months ended June 30, 2022, (i) a charge of $195.0 million to Acquired in-process research and development and (ii) net assets of $61.7 million, including $26.4 million of cash and cash equivalents acquired, related to the assets acquired (including deferred tax assets and investments) and liabilities assumed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income - basic and diluted	$1,007.8	$1,315.7	$2,794.0	$3,141.3

Weighted average shares - basic	106.3	106.9	106.8	107.2
Effect of dilutive securities:
Stock options	4.8	4.3	4.9	4.7
Restricted stock awards and restricted stock units	2.3	1.6	2.0	1.4
Weighted average shares - diluted	113.4	112.8	113.7	113.3

Net income per share - basic	$9.48	$12.31	$26.16	$29.30
Net income per share - diluted	$8.89	$11.66	$24.57	$27.73
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2023	2022	2023	2022
Stock options	1.7	2.4	1.7	2.3

5. Marketable Securities
Marketable securities as of September 30, 2023 and December 31, 2022 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of September 30, 2023	Cost Basis	Gains	Losses	Value
Corporate bonds	$6,726.3	$0.4	$(189.1)	$6,537.6
U.S. government and government agency obligations	5,112.6	0.2	(30.5)	5,082.3
Sovereign bonds	67.3	—	(1.7)	65.6
Commercial paper	505.1	0.2	(0.2)	505.1
Certificates of deposit	342.6	0.1	(0.1)	342.6
Asset-backed securities	89.6	—	(2.4)	87.2
	$12,843.5	$0.9	$(224.0)	$12,620.4

As of December 31, 2022
Corporate bonds	$6,975.5	$—	$(291.1)	$6,684.4
U.S. government and government agency obligations	2,945.4	0.9	(6.9)	2,939.4
Sovereign bonds	67.1	—	(3.0)	64.1
Commercial paper	121.1	—	—	121.1
Certificates of deposit	182.1	—	(0.1)	182.0
Asset-backed securities	28.9	—	(1.7)	27.2
	$10,320.1	$0.9	$(302.8)	$10,018.2
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of September 30, 2023 mature at various dates through April 2029. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	September 30,	December 31,
(In millions)	2023	2022
Maturities within one year	$7,786.0	$4,636.4
Maturities after one year through five years	4,830.0	5,381.4
Maturities after five years	4.4	0.4
	$12,620.4	$10,018.2

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of September 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,976.1	$(23.8)	$4,387.1	$(165.3)	$6,363.2	$(189.1)
U.S. government and government agency obligations	2,794.8	(26.8)	51.7	(3.7)	2,846.5	(30.5)
Sovereign bonds	12.2	(0.2)	53.3	(1.5)	65.5	(1.7)
Commercial paper	431.8	(0.2)	—	—	431.8	(0.2)
Certificates of deposit	136.3	(0.1)	—	—	136.3	(0.1)
Asset-backed securities	62.3	(1.1)	24.9	(1.3)	87.2	(2.4)
	$5,413.5	$(52.2)	$4,517.0	$(171.8)	$9,930.5	$(224.0)

As of December 31, 2022
Corporate bonds	$2,445.4	$(73.1)	$4,200.4	$(218.0)	$6,645.8	$(291.1)
U.S. government and government agency obligations	785.2	(2.0)	71.0	(4.9)	856.2	(6.9)
Sovereign bonds	18.6	(1.1)	45.6	(1.9)	64.2	(3.0)
Certificates of deposit	40.2	(0.1)	—	—	40.2	(0.1)
Asset-backed securities	11.5	(0.6)	15.2	(1.1)	26.7	(1.7)
	$3,300.9	$(76.9)	$4,332.2	$(225.9)	$7,633.1	$(302.8)
The unrealized losses on corporate bonds as of September 30, 2023 were primarily driven by increases in interest rates. The Company has reviewed its portfolio of available-for-sale debt securities and determined that the decline in fair value below cost did not result from credit-related factors. In addition, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, such securities before recovery of their amortized cost bases.
With respect to marketable securities, for the three and nine months ended September 30, 2023 and 2022, amounts reclassified from Accumulated other comprehensive loss into Other income (expense), net were related to realized gains/losses on sales of available-for-sale debt securities.
For the three months ended September 30, 2023, realized gains on sales of marketable securities were not material and there were no realized losses. For the nine months ended September 30, 2023, and for the three and nine months ended September 30, 2022, realized gains and losses on sales of marketable securities were not material.

6. Fair Value Measurements
The table below summarizes the Company's assets and liabilities which are measured at fair value on a recurring basis. The following fair value hierarchy is used to classify assets and liabilities, based on inputs to valuation techniques utilized to measure fair value:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Significant other observable inputs, such as quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable
•Level 3 - Significant other unobservable inputs

(In millions)		Fair Value Measurements at Reporting Date
As of September 30, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,018.5	$119.9	$898.6	$—
Available-for-sale debt securities:
Corporate bonds	6,537.6	—	6,537.6	—
U.S. government and government agency obligations	5,082.3	—	5,082.3	—
Sovereign bonds	65.6	—	65.6	—
Commercial paper	505.1	—	505.1	—
Certificates of deposit	342.6	—	342.6	—
Asset-backed securities	87.2	—	87.2	—
Equity securities (unrestricted)	802.3	802.3	—	—
Equity securities (restricted)	117.1	117.1	—	—
Total assets	$14,558.3	$1,039.3	$13,519.0	$—

Liabilities:
Contingent consideration - CVRs	$43.7	$—	$—	$43.7

As of December 31, 2022
Assets:
Cash equivalents	$1,662.8	$88.3	$1,574.5	$—
Available-for-sale debt securities:
Corporate bonds	6,684.4	—	6,684.4	—
U.S. government and government agency obligations	2,939.4	—	2,939.4	—
Sovereign bonds	64.1	—	64.1	—
Commercial paper	121.1	—	121.1	—
Certificates of deposit	182.0	—	182.0	—
Asset-backed securities	27.2	—	27.2	—
Equity securities (unrestricted)	24.6	24.6	—	—
Equity securities (restricted)	1,185.4	1,185.4	—	—
Total assets	$12,891.0	$1,298.3	$11,592.7	$—
The Company held certain restricted equity securities as of September 30, 2023 which are subject to transfer restrictions that expire at various dates through 2024.
During the three and nine months ended September 30, 2023, the Company recorded $100.3 million and $295.9 million of net unrealized losses, respectively, on equity securities in Other income (expense), net. In addition, during the three months ended September 30, 2023, the Company recorded a write-down of $29.0 million in Other income (expense), net related to the

Company's investments in private companies. During the three and nine months ended September 30, 2022, the Company recorded $254.3 million of net unrealized gains and $120.6 million of net unrealized losses, respectively, on equity securities in Other income (expense), net.
In addition to the investments summarized in the table above, as of September 30, 2023 and December 31, 2022, the Company had $60.8 million and $48.3 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
As described in Note 3, in September 2023, the Company acquired Decibel and recorded a liability for the CVRs within other liabilities. The fair value of the CVR liability is determined based on the probability of achieving certain clinical development and regulatory milestones and estimated discount rates. The fair value of the CVR liability is remeasured each reporting period until the contingencies are resolved, with any changes in fair value recorded in Other operating (income) expense, net.
The fair value of the Company's long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.395 billion and $1.443 billion as of September 30, 2023 and December 31, 2022, respectively.
7. Inventories
Inventories consist of the following:

	September 30,	December 31,
(In millions)	2023	2022
Raw materials	$787.3	$818.4
Work-in-process	1,123.9	963.1
Finished goods	114.2	98.6
Deferred costs	536.6	521.8
	$2,562.0	$2,401.9
Inventory balances in the table above are net of reserves of $726.2 million and $720.7 million as of September 30, 2023 and December 31, 2022, respectively. Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 9.3% and 12.9% for the three months ended September 30, 2023 and 2022, respectively, and 8.4% and 11.1% for the nine months ended September 30, 2023 and 2022, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2023 and September 30, 2022 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, stock-based compensation and federal tax credits for research activities.
In August 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law in the United States. The IRA created a new corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% of the value of certain stock repurchases. The provisions of the IRA became effective for periods beginning after December 31, 2022. The IRA did not have a material impact on the Company's financial statements for the three and nine months ended September 30, 2023.
9. Stockholders' Equity
In November 2021, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock. As of June 30, 2023, the Company had repurchased the entire $3.0 billion of its Common Stock that it was authorized to repurchase under the program.
In January 2023, our board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program permits the Company to make repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of September 30, 2023, $1.826 billion remained available for share repurchases under the January 2023 program.

The table below summarizes the shares of our Common Stock the Company repurchased and the cost of the shares, which were recorded as Treasury Stock. As described in Note 8, effective January 1, 2023 share repurchases, net of issuances, are subject to a 1% excise tax; such amount, if applicable, is recognized as an additional cost of the shares acquired.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Number of shares	0.7	1.5	2.6	2.7
Total cost of shares	$507.1	$913.0	$1,923.8	$1,658.6
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	September 30,
(In millions)	2023	2022
Cash and cash equivalents	$2,152.3	$3,491.3
Restricted cash included in Other noncurrent assets	7.9	13.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$2,160.2	$3,504.8
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	September 30,	December 31,	September 30,	December 31,
(In millions)	2023	2022	2022	2021
Accrued capital expenditures	$98.9	$70.8	$83.1	$74.8
Accrued contingent consideration for Libtayo intangible asset	$62.8	$135.5	$116.0	$—
Accrued contingent consideration in connection with acquisitions	$43.7	$—	$—	$—
11. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of September 30, 2023 and December 31, 2022, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.
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
On May 27, 2022, the Company filed a lawsuit against Amgen in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On August 1, 2022, Amgen filed a motion to dismiss the complaint. On August 11, 2022, Amgen filed a motion to stay these proceedings pending resolution of the patent litigation described in the preceding paragraph. An oral hearing on Amgen's motion to dismiss and motion to stay was held on January 6, 2023. On February 10, 2023, the court denied Amgen's motion to stay; and on March 21, 2023, the court denied Amgen's motion to dismiss. On August 28, 2023, the Company filed an amended complaint in this matter; and, as part of its response, on September 20, 2023, Amgen filed a counterclaim alleging that the Company engaged in unfair business practices in violation of state law. A trial has been scheduled to begin in November 2024.
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
United States

Post-Grant Proceedings Before USPTO

Company Patent(s)	Challenger(s)	Type of Challenge	Date of Challenge	Latest Events/Current Status
U.S. Patent Nos. 10,406,226 (the "'226 Patent") and 10,464,992 (the "'992 Patent")	Anonymous parties	Ex parte reexamination	February 11, 2020
On September 11, 2023, the USPTO dismissed the '226 Patent reexamination proceedings following the Company’s filing of a Notice of Disclaimer, disclaiming all claims of the '226 Patent.

On September 8, 2023, the '992 Patent reexamination proceedings were stayed by the USPTO pending resolution of the inter partes review ("IPR") of the '992 Patent initiated by Celltrion, Inc., as discussed further below.

U.S. Patent Nos. 9,254,338 (the "'338 Patent") and 9,669,069 (the "'069 Patent")	Mylan Pharmaceuticals Inc., Apotex Inc., and Celltrion, Inc.	IPR petitions seeking declarations of invalidity	May 5, 2021
On November 9, 2022, the USPTO issued final written decisions finding that the claims of the '338 and '069 Patents are unpatentable and, therefore, invalid.

On January 10, 2023, the Company filed notices of appeal of the USPTO written decisions concerning the '338 and '069 Patents with the Federal Circuit.

U.S. Patent Nos. 10,130,681 (the "'681 Patent"), 10,888,601 (the "'601 Patent"), and 10,857,205 (the "'205 Patent")	Mylan	IPR petitions seeking declarations of invalidity	July 1, 2022 ('681 Patent and '601 Patent) October 28, 2022 ('205 Patent)
IPR proceedings concerning the '681 Patent and the '601 Patent instituted on January 11, 2023; oral hearing held on October 25, 2023.

On March 1, 2023, the USPTO denied institution of Mylan's IPR petition against the '205 Patent following the Company's filing of a Notice of Disclaimer with the USPTO, disclaiming all claims of the '205 Patent.

'681 Patent and '601 Patent	Samsung Bioepis Co., Ltd.	IPR petitions seeking declarations of invalidity	January 6, 2023 ('681 Patent) March 26, 2023 ('601 Patent)	On July 19, 2023 and October 20, 2023, the USPTO instituted IPR proceedings concerning the '681 Patent and the '601 Patent, respectively.
U.S. Patent No. 11,253,572 (the "'572 Patent")	Apotex	IPR petitions seeking declaration of invalidity	September 9, 2022	On March 10, 2023, the USPTO declined to institute an IPR proceeding.
	Samsung Bioepis Co., Ltd.	IPR petition seeking declaration of invalidity	April 27, 2023	Decision whether to institute pending.
'992 Patent and '226 Patent	Celltrion	IPR petitions seeking declarations of invalidity	January 17, 2023 ('992 Patent) February 28, 2023 ('226 Patent)
On July 20, 2023, the USPTO instituted an IPR proceeding concerning the '992 Patent.

On September 1, 2023, the USPTO denied institution of Celltrion's IPR petition against the '226 Patent following the Company’s filing of a Notice of Disclaimer with the USPTO, disclaiming all claims of the '226 Patent.

Patent Litigation
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for a U.S. Food and Drug Administration approval of an aflibercept biosimilar infringes certain Company patents. On April 20, 2023, Mylan filed a motion for summary judgment or partial summary judgment concerning four of the asserted patents. On April 26, 2023, the Company filed a stipulation accepting summary judgment of noninfringement of all asserted claims of the Company's U.S. Patent No. 11,104,715. A trial was held from June 12, 2023 through June 23, 2023 concerning certain claims of the '601 Patent, the '572 Patent, and the Company's U.S. Patent No. 11,084,865. Closing arguments were presented on August 3, 2023.
Europe
Post-Grant Proceedings

Authority/Court	Company Patent(s)	Challenger(s)	Type of Challenge	Date of Challenge	Latest Events/Current Status
EPO	European Patent No. 2,944,306 (the "'306 Patent")	Anonymous parties	Opposition proceedings	October 26 and October 27, 2021	Oral hearing to be scheduled.
EPO	European Patent No. 3,716,992 (the "EP '992 Patent")	Amgen and three anonymous parties	Opposition proceedings	May 5-10, 2023	Oral hearing to be scheduled.
German Federal Patent Court	German designation of European Patent No. 2,364,691 (the "'691 Patent")	Samsung Bioepis NL B.V.	Invalidation proceedings	June 22, 2023	Oral hearing to be scheduled.
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
On March 23, 2023 and June 14, 2023, the Company and Bayer Inc. filed patent infringement lawsuits against BCIL in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the Company's '510 and '276 Patents. The June 14, 2023 lawsuit was filed after BCIL served Bayer Inc. with a statutory notification in relation to the NDS on May 23, 2023. On September 14, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Viatris Canada and BCIL in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of Bayer Healthcare LLC's Canadian Patent No. 2,970,315 (the "'315 Patent").
On May 9, 2023, Amgen Canada Inc. ("Amgen Canada") filed invalidation proceedings against the Company in the Federal Court of Canada seeking revocation of the '510 Patent and the '276 Patent. On September 14, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the '315 Patent. On September 14, 2023, the Company and Bayer Inc. filed three separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the Company's '193 Patent, '495 Patent, and '768 Patent, respectively. On October 11, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed two separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept biosimilar would directly or indirectly infringe one or more claims of the Company's '510 Patent and '276 Patent, respectively.
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
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). The Company is also seeking injunctive relief and treble damages. On September 4, 2020, Novartis filed, and Vetter moved to join, a motion to dismiss the complaint, to transfer the lawsuit to the Northern District of New York, or to stay the suit; and on October 19, 2020, Novartis filed, and Vetter moved to join, a second motion to dismiss the complaint on different grounds. On January 25, 2021, the Company filed an amended complaint seeking a judgment that Novartis's conduct violates Section 2 of the Sherman Antitrust Act based on additional grounds, as well as a judgment of tortious interference with contract. On February 22, 2021, Novartis filed, and Vetter moved to join, a motion to dismiss the amended complaint. On September 21, 2021, the court granted Novartis and Vetter's motion to transfer this lawsuit to the Northern District of New York. As a result, this lawsuit was transferred to the same judge that had been assigned to the patent infringement lawsuit discussed above. On November 5, 2021, the Company filed a motion to stay these proceedings in light of the pending IPR proceeding discussed above. On January 31, 2022, the court denied the Company's motion to stay these proceedings and granted Novartis and Vetter's motion to dismiss the amended complaint. On June 10, 2022, the Company filed an appeal of the District Court's decision to dismiss the amended complaint with the U.S. Court of Appeals for the Second Circuit. An oral hearing before the U.S. Court of Appeals for the Second Circuit was held on October 11, 2023.

Proceedings Relating to REGEN-COV (casirivimab and imdevimab)
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit (as amended on April 8, 2021 and December 12, 2022) against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221 (the "'221 Patent"). Allele seeks a judgment of patent infringement of the '221 Patent, an award of monetary damages (together with interest), an order of willful infringement of the '221 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuit, and attorneys' fees. On July 16, 2021, the Company filed a motion to dismiss the complaint, which motion was denied on March 2, 2022. On September 18, 2023, the parties entered into a stipulation that narrowed the case to (i) whether any safe harbor defense under federal law applies to Regeneron's use of the invention covered, based on the court's claim construction, by the '221 Patent; (ii) damages for any use by Regeneron found to not be covered by such safe harbor defense; and (iii) whether any use referred to in clause (ii) above was willful.
Department of Justice Matters
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST®, and ZALTRAP®); and certain other related documents and communications. On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law. On August 24, 2020, the Company filed a motion to dismiss the complaint in its entirety. On December 4, 2020, the court denied the motion to dismiss. On December 28, 2022, the U.S. Attorney’s Office for the District of Massachusetts filed a motion for partial summary judgment. On January 31, 2023, the Company filed a motion for summary judgment. An oral hearing on the parties' respective motions for summary judgment was held on July 21, 2023. On September 27, 2023, the court (i) denied in part and granted in part the Company's motion for summary judgment and (ii) denied in its entirety the motion for partial summary judgment filed by the U.S. Attorney's Office for the District of Massachusetts. On October 25, 2023, the court certified for interlocutory appeal a portion of the court's September 27, 2023 order that addressed the causation standard applicable to the alleged violations of the federal Anti-Kickback Statute and federal False Claims Act.
In September 2019, the Company and Regeneron Healthcare Solutions, Inc., a wholly-owned subsidiary of the Company, each received a civil investigative demand ("CID") from the U.S. Department of Justice pursuant to the federal False Claims Act relating to remuneration paid to physicians in the form of consulting fees, advisory boards, speaker fees, and payment or reimbursement for travel and entertainment allegedly in violation of the federal Anti-Kickback Statute. The CIDs relate to EYLEA, Praluent, Dupixent, ZALTRAP, ARCALYST, and Kevzara and cover the period from January 2015 to the present. On June 3, 2021, the United States District Court for the Central District of California unsealed a qui tam complaint filed against the Company, Regeneron Healthcare Solutions, Inc., and Sanofi-Aventis U.S. LLC by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states (the "State Plaintiffs"), asserting causes of action under the federal False Claims Act and state law. Also on June 3, 2021, the United States and the State Plaintiffs notified the court of their decision to decline to intervene in the case. On October 29, 2021, the qui tam plaintiffs filed an amended complaint in this matter. On January 14, 2022, the Company filed a motion to dismiss the amended complaint in its entirety. On July 25, 2023, the court in part granted and in part denied the Company's motion to dismiss. On September 1, 2023, the Company filed a second motion to dismiss the amended complaint or, in the alternative, a motion for judgment on the pleadings. A trial has been scheduled for April 2025.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of products marketed or otherwise commercialized by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Products") and product candidates being developed by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Product Candidates") and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, EYLEA HD (aflibercept) Injection 8 mg, Dupixent® (dupilumab) Injection, Libtayo® (cemiplimab) Injection, Praluent® (alirocumab) Injection, Kevzara® (sarilumab) Injection, Evkeeza® (evinacumab) Injection, Veopoz™ (pozelimab) Injection, odronextamab, itepekimab, fianlimab, garetosmab, linvoseltamab, REGN5713-5714-5715, Regeneron's other oncology programs (including its costimulatory bispecific portfolio), Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs; the likelihood and timing of achieving any of our anticipated development milestones referenced in this report; safety issues resulting from the administration of Regeneron's Products and Regeneron's Product Candidates in patients, including serious complications or side effects in connection with the use of Regeneron's Products and Regeneron's Product Candidates in clinical trials; the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for Regeneron's Products, including without limitation those listed above; the extent to which the results from the research and development programs conducted by us and/or our collaborators may be replicated in other studies and/or lead to advancement of product candidates to clinical trials, therapeutic applications, or regulatory approval; ongoing regulatory obligations and oversight impacting Regeneron's Products, research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize Regeneron's Products and Regeneron's Product Candidates; competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates; uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties on the commercial success of Regeneron's Products and Regeneron's Product Candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates; the availability and extent of reimbursement of Regeneron's Products from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid; coverage and reimbursement determinations by such payors and new policies and procedures adopted by such payors; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer (or their respective affiliated companies, as applicable), to be cancelled or terminated; the impact of public health outbreaks, epidemics, or pandemics (such as the COVID-19 pandemic) on our business; and risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings described further in Note 11 to our Condensed Consolidated Financial Statements included in this report), other litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 11 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update (publicly or otherwise) any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that invents, develops, manufactures, and commercializes medicines for people with serious diseases. Our products and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, hematologic conditions, infectious diseases, and rare diseases.
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
Selected financial information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues	$3,362.7	$2,936.2	$9,682.9	$8,758.5
Net income	$1,007.8	$1,315.7	$2,794.0	$3,141.3
Net income per share - diluted	$8.89	$11.66	$24.57	$27.73
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
Products
Products that have received marketing approval are summarized in the table below. Certain products have also received marketing approval in countries outside the United States, European Union ("EU"), or Japan.

Product	Disease	Territory
		U.S.	EU	Japan
EYLEA (aflibercept) Injection(a)	Wet age-related macular degeneration ("wAMD")	✓	✓	✓
	Diabetic macular edema ("DME")	✓	✓	✓

Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")
		✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓
	Diabetic retinopathy ("DR")	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓
EYLEA HD (aflibercept) Injection 8 mg(a)	wAMD	✓
	DME	✓
	DR	✓
Dupixent (dupilumab) Injection(b)	Atopic dermatitis (in adults, adolescents, and pediatrics aged 6 months and older)	✓	✓	✓
	Asthma (in adults and adolescents)	✓	✓	✓
	Asthma (in pediatrics 6–11 years of age)	✓	✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Dupixent (dupilumab) Injection(b) (continued)	Eosinophilic esophagitis ("EoE") (in adults and adolescents)	✓	✓
	Prurigo nodularis	✓	✓	✓
Libtayo (cemiplimab) Injection(c)	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓
	Metastatic or locally advanced first-line NSCLC (in combination with chemotherapy)	✓	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓
	Metastatic or recurrent second-line cervical cancer		✓	✓
Praluent (alirocumab) Injection(d)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
REGEN-COV®(e)	COVID-19		✓	✓
Kevzara (sarilumab) Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓
Evkeeza (evinacumab) Injection(f)	HoFH (in adults and adolescents)	✓	✓
	HoFH (in pediatrics 5–11 years of age)	✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab) Injection	Infection caused by Zaire ebolavirus	✓
Veopoz (pozelimab) Injection	CD55-deficient protein-losing enteropathy ("CHAPLE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓
ARCALYST® (rilonacept) Injection(g)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults, adolescents, and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(h)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓

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

(d) The Company is solely responsible for the development and commercialization of Praluent in the United States and Sanofi is responsible for the development and commercialization of Praluent outside of the United States.

(e) In collaboration with Roche. Product is known as REGEN-COV in the United States and Ronapreve™ in other countries.
(f) The Company is solely responsible for the development and commercialization of Evkeeza in the United States and Ultragenyx is responsible for the development and commercialization of Evkeeza outside of the United States.

(g) Kiniksa is solely responsible for the development and commercialization of ARCALYST.
(h) Sanofi is solely responsible for the development and commercialization of ZALTRAP.

Net product sales of Regeneron-discovered products consist of the following:

	Three Months Ended September 30,
	2023			2022			% Change
(In millions)	U.S.	ROW(g)	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	$1,448.2	$872.2	$2,320.4	$1,629.4	$816.9	$2,446.3	(5%)
EYLEA HD(a)	$42.7	$—	$42.7	$—	$—	$—	(h)
Dupixent(b)	$2,366.3	$731.3	$3,097.6	$1,824.0	$506.1	$2,330.1	33%
Libtayo(c)	$144.1	$88.3	$232.4	$94.7	$48.5	$143.2	62%
Praluent(d)	$40.4	$125.1	$165.5	$29.7	$84.0	$113.7	46%
REGEN-COV(e)	$—	$—	$—	$—	$22.8	$22.8	(100%)
Kevzara(b)	$52.4	$43.3	$95.7	$53.1	$35.0	$88.1	9%
Other products(f)	$23.4	$15.5	$38.9	$17.5	$14.7	$32.2	21%

	Nine Months Ended September 30,
	2023			2022			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA(a)	$4,382.1	$2,605.6	$6,987.7	$4,768.2	$2,544.2	$7,312.4	(4%)
EYLEA HD(a)	$42.7	$—	$42.7	$—	$—	$—	(h)
Dupixent(b)	$6,369.6	$2,002.4	$8,372.0	$4,731.7	$1,500.6	$6,232.3	34%
Libtayo(c)	$384.0	$241.0	$625.0	$264.5	$144.7	$409.2	53%
Praluent(d)	$121.1	$330.6	$451.7	$94.5	$239.5	$334.0	35%
REGEN-COV(e)	$—	$613.2	$613.2	$—	$681.2	$681.2	(10%)
Kevzara(b)	$148.5	$125.2	$273.7	$153.1	$123.7	$276.8	(1%)
Other products(f)	$64.0	$48.9	$112.9	$39.5	$54.1	$93.6	21%

(a) Regeneron records net product sales of EYLEA and EYLEA HD in the United States. Bayer records net product sales of EYLEA outside the United States. The Company records its share of profits/losses in connection with sales of EYLEA outside the United States.

(b) Sanofi records global net product sales of Dupixent and Kevzara. The Company records its share of profits/losses in connection with global sales of Dupixent and Kevzara.
(c) Prior to July 1, 2022, Regeneron recorded net product sales of Libtayo in the United States and Sanofi recorded net product sales of Libtayo outside the United States. The parties equally shared profits/losses in connection with global sales of Libtayo. Effective July 1, 2022, the Company began recording net product sales of Libtayo outside the United States and pays Sanofi a royalty on global sales. Refer to "Collaboration, License, and Other Agreements" section below for further details. Included in this line item for the nine months ended September 30, 2023 is $6 million of first quarter 2023 net product sales recorded by Sanofi in connection with sales in certain markets outside the United States (Sanofi recorded net product sales in such markets during a transition period until inventory on hand as of July 1, 2022 had been sold through to the end customers).

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

(f) Included in this line item are products which are sold by the Company and others. Refer to "Results of Operations - Revenues" below for a complete listing of net product sales recorded by the Company. Not included in this line item are net product sales of ARCALYST, which are recorded by Kiniksa; net product sales of ARCALYST were $54 million for the second quarter of 2023.

(g) Rest of world ("ROW")
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

Clinical Program	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA HD (aflibercept) 8 mg(a)			–RVO	–wAMD and DME (EU and Japan)	–Approved by U.S. Food and Drug Administration ("FDA") for wAMD, DME, and DR –Reported positive two-year data from Phase 3 studies in wAMD and DME	–European Commission ("EC") and Japan's Ministry of Health, Labour and Welfare ("MHLW") decision on regulatory submissions for wAMD and DME (first half 2024)
EYLEA (aflibercept)(a)					–Approved by FDA for ROP

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit		–Ulcerative colitis –Eosinophilic gastroenteritis (Phase 2/3)	–EoE in pediatrics(c) –Chronic obstructive pulmonary disease ("COPD")(d) –Bullous pemphigoid(c) –Chronic spontaneous urticaria ("CSU") –Chronic pruritus of unknown origin	–EoE in pediatrics (1–11 years of age) (U.S.) –CSU in adults and adolescents (Japan)
–Approved by EC for atopic dermatitis in pediatrics (6 months–5 years of age)

–Approved by MHLW for atopic dermatitis in pediatrics and adolescents (6 months–14 years of age)

–Approved by EC for EoE in adults and adolescents

–Approved by MHLW for prurigo nodularis

–Reported that Phase 3 trial in COPD with evidence of type 2 inflammation met its primary and all key secondary endpoints; presented at 2023 American Thoracic Society International Conference and published in New England Journal of Medicine

–FDA decision on supplemental Biologics License Application ("sBLA") for EoE in pediatrics (target action date of January 31, 2024)

–Submit regulatory application in the EU for EoE in pediatrics (fourth quarter 2023)

–Interim analysis from replicate Phase 3 trial in COPD (fourth quarter 2023)

–MHLW decision on regulatory submission for CSU in adults and adolescents (first half 2024)

–Report results from ongoing Phase 3 trial in CSU (in biologic-naïve patients) (fourth quarter 2024)

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
Dupixent (dupilumab)(b) (continued)
–FDA issued Complete Response Letter ("CRL") for sBLA for CSU due to requirement for additional efficacy data

–Phase 3 trial in chronic cold induced urticaria did not meet its required efficacy endpoints

–Discontinued further clinical development in allergic fungal rhinosinusitis and chronic rhinosinusitis without nasal polyposis

Kevzara (sarilumab)(b) Antibody to IL-6R		–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") (pivotal study) –Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)		–pcJIA (U.S. and EU)	–Approved by FDA for PMR	–FDA decision on sBLA (target action date of June 10, 2024) and EC decision (second half 2024) on regulatory submission for pcJIA
Itepekimab(b) (REGN3500) Antibody to IL-33			–COPD(e)		–Phase 3 COPD program passed interim futility analysis conducted by Independent Data Monitoring Committee ("IDMC")	–Report results from Phase 3 study in COPD (2025)
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1			–Birch allergy

Solid Organ Oncology

Libtayo (cemiplimab)(g) Antibody to PD-1		–Neoadjuvant CSCC –First-line NSCLC, BNT116(r) combination	–Adjuvant CSCC		–Approved by EC for first-line NSCLC, chemotherapy combination

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Solid tumors and advanced hematologic malignancies	–First-line advanced NSCLC (Phase 2/3) (pivotal study)	–First-line metastatic melanoma(e) –First-line adjuvant melanoma		–Presented positive data from Phase 1 trial (in combination with Libtayo) in advanced melanoma at 2023 American Society of Clinical Oncology ("ASCO") Annual Meeting
–Initiate potentially pivotal Phase 2 study (in combination with Libtayo) in perioperative melanoma (fourth quarter 2023)

–Initiate Phase 2 study (in combination with Libtayo) in perioperative NSCLC (first half 2024)

Vidutolimod Immune activator targeting TLR9		–Solid tumors
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3		–Platinum-resistant ovarian cancer			–Presented results from Phase 1/2 study (in combination with Libtayo) in platinum-resistant ovarian cancer at European Society for Medical Oncology ("ESMO") Congress
REGN5668(n) Bispecific antibody targeting MUC16 and CD28	–Platinum-resistant ovarian cancer
REGN5678 Bispecific antibody targeting PSMA and CD28	–Prostate cancer				–Discontinued enrollment in cohorts in combination with full-dose Libtayo (cemiplimab) –Expanded enrollment in monotherapy cohort	–Report additional results from Phase 1/2 study (in combination with Libtayo) in prostate cancer (2024) –Initiate cohorts in combination with lower doses of cemiplimab (first quarter 2024)
REGN4336 Bispecific antibody targeting PSMA and CD3	–Prostate cancer
Davutamig (REGN5093) Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC
REGN5093-M114 Bispecific antibody-drug conjugate targeting two distinct MET epitopes	–MET overexpressing advanced cancer

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
REGN6569 Antibody to GITR	–Solid tumors
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Pozelimab(f) (REGN3918) Antibody to C5			–Myasthenia gravis, cemdisiran combination(c)(s) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(s)		–Veopoz (pozelimab) approved by FDA for CHAPLE in adults and children aged 1 year and older, monotherapy
Odronextamab(i)(m) (REGN1979) Bispecific antibody targeting CD20 and CD3	–Certain B-cell malignancies(c)	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–Follicular lymphoma ("FL") –Diffuse large B-cell lymphoma ("DLBCL")	–Relapsed/refractory FL and DLBCL (U.S. and EU)		–FDA decision on BLA (target action date of March 31, 2024) and EC decision on regulatory submission (second half 2024) for relapsed/refractory FL and DLBCL
REGN5837(p) Bispecific antibody targeting CD22 and CD28	–B-NHL
Linvoseltamab(f) (REGN5458) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma(c)(e)	–Multiple myeloma (pivotal study)(c)(e)	–Multiple myeloma(c)(e)		–Presented updated positive data from pivotal trial in multiple myeloma at ASCO Annual Meeting
–Present data from pivotal study in multiple myeloma (fourth quarter 2023/first half 2024)

–Submit BLA (fourth quarter 2023) and Marketing Authorization Application ("MAA") (first quarter 2024) for relapsed/refractory multiple myeloma

REGN5459(f) Bispecific antibody targeting BCMA and CD3	–Transplant desensitization in patients with chronic kidney disease

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
REGN7257 Antibody to IL2Rg	–Aplastic anemia
NTLA-2001(j) TTR gene knockout using CRISPR/Cas9	–Transthyretin ("ATTR") amyloidosis(c)					–Initiate Phase 3 study in ATTR amyloidosis with cardiomyopathy ("ATTR-CM") (fourth quarter 2023)
REGN9933 Antibody to Factor XI		–Thrombosis
REGN7508 Antibody to Factor XI	–Thrombosis
REGN7999 Antibody to TMPRSS6	–Transfusion dependent iron overload

Internal Medicine/Genetic Medicines

Praluent (alirocumab) Antibody to PCSK9			–HeFH in pediatrics and adolescents	–HeFH in pediatrics and adolescents (8–17 years of age) (U.S.)		–FDA decision on sBLA for HeFH in pediatrics and adolescents (target action date of March 10, 2024)
Evkeeza (evinacumab)(f)(l) Antibody to ANGPTL3				–HoFH in pediatrics (5–11 years of age) (EU) –HoFH in adults, adolescents, and pediatrics (5–11 years of age) (Japan)	–Approved by FDA for HoFH in pediatrics (5–11 years of age)
Garetosmab(f) (REGN2477) Antibody to Activin A			–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)
Mibavademab(f) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(e) –Partial lipodystrophy

Clinical Program (continued)	Phase 1	Phase 2	Phase 3	Regulatory Review(h)	2023 Events to Date	Select Upcoming Milestones
REGN5381/REGN9035 Agonist antibody to NPR1/reversal agent to REGN5381	–Reversal agent in healthy volunteers	–Heart failure			–Paused enrollment in Phase 2 study pending protocol amendment –Resumed enrollment in previously paused Phase 1 study	–Report initial data in healthy volunteers (fourth quarter 2023)
REGN7544 Antagonist antibody to NPR1	–Healthy volunteers
ALN-HSD(o) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")	–NASH
ALN-PNP(k) RNAi therapeutic targeting PNPLA3	–NASH
ALN-APP(k) RNAi therapeutic targeting APP	–Early-onset Alzheimer’s disease(q)				–Reported positive interim data from single dose part of Phase 1 trial in early-onset Alzheimer’s disease
DB-OTO AAV-based gene therapy	–Hearing loss in pediatrics(c) (Phase 1/2)				–Reported preliminary, positive safety and efficacy results from first patient dosed in Phase 1/2 trial in pediatrics with hearing loss
"Next Generation" Covid Antibodies(t) Antibodies to SARS-CoV-2 variants						–Initiate clinical development of "next generation" antibody (fourth quarter 2023)

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
(r) BioNTech's BNT116 is an mRNA cancer vaccine
(s) Under the terms of our license agreement for the combination consisting of cemdisiran and pozelimab, Alnylam is entitled to receive royalties on sales of the combination (if any), as well as sales milestones.

(t) We and the Biomedical Advanced Research Development Authority ("BARDA") of the U.S. Department of Health and Human Services ("HHS") are parties to an agreement whereby HHS provides certain funding to support research and development activities.

Additional Information - Clinical Development Programs
EYLEA HD (aflibercept) 8 mg
In August 2023, the FDA approved the BLA for EYLEA HD for the treatment of patients with wAMD, DME, and DR.
Previously, in June 2023, the FDA issued a CRL for the EYLEA HD BLA. The CRL was issued solely due to unresolved observations resulting from a May 2023 FDA inspection at a third-party contract manufacturing organization, Catalent, that the Company engaged to complete vial-filling for EYLEA HD. With the approval of EYLEA HD, the pre-approval inspection issues related to the BLA had been addressed.
In June 2023 and August 2023, the Company announced top-line, two-year (96 weeks) data for EYLEA HD from the pivotal PHOTON trial in patients with DME and the pivotal PULSAR trial in patients with wAMD, respectively. In addition, in July 2023, the results from the PHOTON trial were presented at the American Society of Retina Specialists annual meeting. During both trials, EYLEA HD patients were initially randomized to either 12- or 16-week dosing intervals (after three initial monthly doses) and were able to shorten or extend dosing intervals if pre-specified criteria were met. The longer-term data among EYLEA HD patients who completed the trials demonstrated that the vast majority of patients were able to maintain or further extend these dosing intervals through two years with:
PHOTON:
•89% maintaining ≥12-week dosing intervals through two years, compared to 93% through one year (48 weeks)
•84% maintaining ≥16-week dosing intervals through two years, compared to 89% maintaining a 16-week dosing interval through one year
•44% meeting the criteria for ≥20-week dosing intervals by week 96, including 17% and 27% who were eligible for 20- and 24-week dosing intervals, respectively
PULSAR:
•88% on a ≥12-week dosing interval at the end of two years
•78% maintaining ≥12-week dosing intervals through two years, compared to 83% throughout the first year of study (48 weeks)
•71% meeting the extension criteria for even longer dosing intervals, including 47% for ≥20-week intervals and 28% for 24-week intervals
•those assigned to ≥16-week dosing regimen at baseline, 70% maintaining ≥16-week dosing intervals throughout the two-year study period; at the end of two years, 78% were eligible for ≥16-week dosing, with 53% eligible for ≥20-dosing week intervals.
The visual gains for EYLEA HD remained consistent with the first year of the trials. In both PHOTON and PULSAR, the safety of EYLEA HD also continued to be similar to EYLEA through two years and remained consistent with the known safety profile of EYLEA from previous clinical trials for DME and wAMD.
In May 2023, Bayer announced that it initiated a Phase 3 study to evaluate the efficacy and safety of EYLEA HD at extended dosing intervals compared to the standard of care, EYLEA, in RVO to support potential future regulatory submissions outside the United States.
Dupixent
COPD
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
Based on recent feedback from the FDA, in addition to the positive results of the BOREAS study, a positive interim analysis of the replicate Phase 3 NOTUS study would enable an sBLA submission. The independent data monitoring committee will conduct an interim analysis of the NOTUS study later this year.

CSU
In October 2023, the FDA issued a CRL for the sBLA for Dupixent in CSU. The CRL states that additional efficacy data are required to support an approval; it did not identify any issues with safety or manufacturing. An ongoing Phase 3 clinical trial (in biologic-naïve patients) continues to enroll patients, with results expected in late 2024.
REGN5678
In the ongoing Phase 1 study of REGN5678, the Company has observed antitumor activity in combination with Libtayo as well as with REGN5678 monotherapy. Due to the emerging safety profile, including two immune-mediated Grade 5 adverse events (death), one of which occurred in July 2023, the Company discontinued enrollment of patients receiving the combination of REGN5678 and full-dose Libtayo (cemiplimab). The Company has since expanded enrollment in a REGN5678 monotherapy cohort and plans to explore REGN5678 combinations with lower doses of cemiplimab, as well as in combination with other immunotherapy modalities.
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
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and in certain countries outside the United States. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits and losses from sales within the United States. We and Sanofi share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and share losses outside the United States at 55% (Sanofi)/45% (us). In each of 2020 and 2021, we earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $1.0 billion and $1.5 billion, respectively, on a rolling twelve-month basis. In 2022, we earned two additional $50.0 million sales-based milestones, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion and $2.5 billion, respectively, on a rolling twelve-month basis. During the three months ended September 30, 2023, the Company earned the final $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $3.0 billion on a rolling twelve-month basis.
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
Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA"). In connection with the A&R IO LCA, in 2022, the Company made a $900.0 million up-front payment to Sanofi, as well as a $100.0 million regulatory milestone payment. In addition, Sanofi was eligible to earn an aggregate of $100.0 million in Libtayo sales-based milestones under the terms of the A&R IO LCA, of which they earned $65.0 million in 2022 and $35.0 million in 2023. We also pay Sanofi an 11% royalty on net product sales of Libtayo through March 31, 2034. The parties have also entered into a transition services agreement, a transitional distribution agreement, and a manufacturing services agreement, pursuant to which, during certain transitional periods, Sanofi will perform for Regeneron certain transition, distribution, and manufacturing services, respectively.
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
Bayer
We and Bayer are parties to a license and collaboration agreement for the global development and commercialization of EYLEA (aflibercept) and aflibercept 8 mg outside the United States. Agreed-upon development expenses incurred by the Company and Bayer are generally shared equally. Bayer is responsible for commercialization activities outside the United States, and the companies share equally in profits and losses from such sales.
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
Alnylam
In 2019, we and Alnylam Pharmaceuticals, Inc. entered into a global, strategic collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. In connection with the collaboration, the Company made an up-front payment of $400.0 million to Alnylam, and also purchased shares of Alnylam common stock for $400.0 million. For each program, we provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation. During the three months ended September 30, 2023, the Company became obligated to pay Alnylam a $100.0 million development milestone upon the achievement of specified proof-of-principle criteria for the ALN-APP program. Alnylam is eligible to receive an additional $100.0 million clinical proof-of-principle milestone in connection with an eye program.
Under the terms of the collaboration, the parties perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development/co-commercialization collaboration agreement ("Co-Co Collaboration Agreement") (under which the parties are advancing ALN-APP and ALN-PNP, which are currently in clinical development) or a license agreement ("License Agreement") structure. The initial target nomination and discovery period is five years (which may under certain situations automatically be extended for up to seven years in the aggregate) (the "Research Term"). In addition, we have an option to extend the Research Term for an additional five-year period for a research extension fee of $300.0 million.
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
In September 2023, we further expanded our existing collaboration to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases. Intellia will lead the design of the editing methodology, we will lead the design of the targeted viral vector delivery approach, and the parties share costs equally. Each company will have the opportunity to lead potential development and commercialization of product candidates for one target, and the company that is not leading development and commercialization will have the option to enter into a co-development and co-commercialization agreement for the target.
In October 2023, we elected to extend the period for selecting targets under the 2016 license and collaboration agreement for an additional two years until April 2026; as a result, we became obligated to make a $30.0 million extension payment to Intellia.
Decibel
In 2017, we entered into an agreement with Decibel Therapeutics, Inc. to discover and develop new potential therapeutics to protect, repair and restore hearing (including DB-OTO, which is currently in clinical development, and preclinical programs for GJB2-related and stereocilin-related hearing loss).
In August 2023, we entered into an Agreement and Plan of Merger to acquire Decibel, and in September 2023, we completed the acquisition of Decibel. We paid $101.3 million in cash (or $4.00 per share of Decibel common stock). In addition, Decibel shareholders received one non-tradeable contingent value right ("CVR") per share of Decibel common stock, which entitles the holder to receive up to $3.50 per share in cash upon achievement of certain clinical development and regulatory milestones for DB-OTO within specified time periods. The maximum aggregate amount that holders of the CVRs may be entitled to receive if all the milestones contemplated by the CVRs are achieved is approximately $97 million.
BARDA
In August 2023, we expanded our Other Transaction Agreement ("OTA") with BARDA, pursuant to which the HHS is obligated to fund up to 70% of our costs incurred for certain development activities related to a next-generation COVID-19 monoclonal antibody therapy for the prevention of SARS-CoV-2 infection. The agreement could result in payments to the Company of up to approximately $326 million in the aggregate to support clinical development, clinical manufacturing, and the regulatory licensure process.
General
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the continued success in commercializing EYLEA and Dupixent, as well as whether we are successful in commercializing EYLEA HD. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. In addition, our research and development activities and related costs which are not reimbursed are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
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

Investors and other interested parties should note that we use our media and investor relations website (http://investor.regeneron.com) and our social media channels to publish important information about Regeneron, including information that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our media and investor relations website and the social media channels listed on our media and investor relations website, in addition to our SEC filings, press releases, conference calls, and webcasts.
The information contained on our websites and social media channels is not included as a part of, or incorporated by reference into, this report.
Results of Operations
Three and Nine Months Ended September 30, 2023 and 2022
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues	$3,362.7	$2,936.2	$9,682.9	$8,758.5
Operating expenses	2,251.7	1,712.5	6,608.7	5,166.4
Income from operations	1,111.0	1,223.7	3,074.2	3,592.1
Other income (expense)	(0.2)	286.1	(22.5)	(58.0)
Income before income taxes	1,110.8	1,509.8	3,051.7	3,534.1
Income tax expense	103.0	194.1	257.7	392.8
Net income	$1,007.8	$1,315.7	$2,794.0	$3,141.3

Net income per share - diluted	$8.89	$11.66	$24.57	$27.73
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	$ Change	2023	2022	$ Change
Net product sales:
EYLEA - U.S.	$1,448.2	$1,629.4	$(181.2)	$4,382.1	$4,768.2	$(386.1)
EYLEA HD - U.S.	42.7	—	*	42.7	—	*
Libtayo - U.S.	144.1	94.7	49.4	384.0	264.5	119.5
Libtayo - ROW	88.3	31.0	57.3	235.3	31.0	*
Praluent - U.S.	40.4	29.7	10.7	121.1	94.5	26.6
Evkeeza - U.S.	19.1	13.6	5.5	53.3	33.2	20.1
Inmazeb - U.S.	3.3	3.0	0.3	7.7	3.0	4.7
Total net product sales	$1,786.1	$1,801.4	$(15.3)	$5,226.2	$5,194.4	$31.8

Collaboration revenue:
Sanofi	$1,064.5	$711.4	$353.1	$2,806.6	$2,019.8	$786.8
Bayer	377.1	332.8	44.3	1,110.7	1,075.6	35.1
Roche	(5.7)	6.4	(12.1)	212.7	230.9	(18.2)
Other	2.4	—	2.4	3.1	0.4	2.7
Other revenue	138.3	84.2	54.1	323.6	237.4	86.2
Total revenues	$3,362.7	$2,936.2	$426.5	$9,682.9	$8,758.5	$924.4

* Not meaningful

Net Product Sales
Net product sales of EYLEA in the United States decreased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to a lower net selling price resulting from increased competition.
In August 2023, the FDA approved EYLEA HD for the treatment of patients with wAMD, DME, and DR.
As described in "Collaboration, License, and Other Agreements - Sanofi - Immuno-Oncology" above, effective July 1, 2022, the Company became solely responsible for the research, development, and commercialization of Libtayo worldwide and began recording net product sales of Libtayo outside the United States.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Antibody:
Regeneron's share of profits in connection with commercialization of antibodies	$863.0	$551.1	$2,250.6	$1,463.0
Sales-based milestones earned	50.0	—	50.0	50.0
Reimbursement for manufacturing of commercial supplies(a)	151.5	160.5	506.0	466.8
Other	—	(0.2)	—	28.7
Total Antibody	1,064.5	711.4	2,806.6	2,008.5

Total Immuno-oncology(b)	—	—	—	11.3
Total Sanofi collaboration revenue	$1,064.5	$711.4	$2,806.6	$2,019.8

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing.
(b) As the A&R IO LCA became effective July 1, 2022, the three months ended June 30, 2022 was the last period in which Sanofi collaboration revenue was recognized in connection with the IO Collaboration.

Global net product sales of Dupixent and Kevzara are recorded by Sanofi in connection with the Antibody Collaboration, and we and Sanofi share profits on such sales. As described above under "Collaboration, License, and Other Agreements - Sanofi - Antibody", on July 1, 2022, an amendment to the LCA became effective, pursuant to which the percentage of Regeneron's share of profits in any calendar quarter used to reimburse Sanofi for development costs which were funded by Sanofi increased from 10% to 20%.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Dupixent and Kevzara net product sales	$3,193.3	$2,418.2	$8,645.7	$6,509.1
Regeneron's share of collaboration profits	$995.6	$686.7	$2,564.8	$1,700.6
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(132.6)	(78.7)	(314.2)	(180.7)
One-time payment in connection with amendment to the Antibody License and Collaboration Agreement	—	(56.9)	—	(56.9)
Regeneron's share of profits in connection with commercialization of antibodies	$863.0	$551.1	$2,250.6	$1,463.0

Regeneron's share of collaboration profits as a percentage of Dupixent and Kevzara net product sales	27%	23%	26%	22%

The increase in our share of profits in connection with commercialization of antibodies during the three and nine months ended September 30, 2023, compared to the same periods in 2022, was driven by higher profits associated with Dupixent sales, partly offset by the impact of the amendment to the LCA.
During the three months ended September 30, 2023, the Company earned the final $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $3.0 billion on a rolling twelve-month basis. During the nine months ended September 30, 2022, the Company earned a $50.0 million sales-based milestone from Sanofi, upon aggregate annual sales of antibodies outside the United States (including Praluent) exceeding $2.0 billion on a rolling twelve-month basis.
Bayer Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$349.9	$315.3	$1,031.0	$993.4
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	27.2	17.5	79.7	60.3
One-time payment in connection with change in Japan arrangement(b)	—	—	—	21.9
Total Bayer collaboration revenue	$377.1	$332.8	$1,110.7	$1,075.6

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

Bayer records net product sales of EYLEA outside the United States. Regeneron's share of profits in connection with commercialization of EYLEA outside the United States is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
EYLEA net product sales outside the United States	$872.2	$816.9	$2,605.6	$2,544.2
Regeneron's share of collaboration profit from sales outside the United States	$365.0	$329.9	$1,075.4	$1,037.8
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(15.1)	(14.6)	(44.4)	(44.4)
Regeneron's share of profits in connection with commercialization of EYLEA outside the United States	$349.9	$315.3	$1,031.0	$993.4

Regeneron's share of profits as a percentage of EYLEA net product sales outside the United States	40%	39%	40%	39%
Roche Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Global gross profit payment from Roche in connection with sales of Ronapreve	$—	$6.4	$222.2	$230.9
Other	(5.7)	—	(9.5)	—
Total Roche collaboration revenue	$(5.7)	$6.4	$212.7	$230.9
Roche distributes and records net product sales of Ronapreve outside the United States, and the parties share gross profits from worldwide sales.

Other Revenue
Other revenue during the three and nine months ended September 30, 2023 included the recognition of $34.2 million of revenue in connection with our August 2023 agreement with BARDA to fund certain costs for a next-generation COVID-19 monoclonal antibody therapy for the prevention of SARS-CoV-2 infection.
Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except headcount data)	2023	2022	Change	2023	2022	Change
Research and development(a)	$1,075.3	$911.3	$164.0	$3,261.8	$2,549.4	$712.4
Acquired in-process research and development	100.0	—	100.0	156.1	225.1	(69.0)
Selling, general, and administrative(a)	640.5	529.1	111.4	1,893.6	1,455.4	438.2
Cost of goods sold	224.5	141.3	83.2	625.3	497.8	127.5
Cost of collaboration and contract manufacturing(b)	211.9	176.5	35.4	673.5	522.0	151.5
Other operating (income) expense, net	(0.5)	(45.7)	45.2	(1.6)	(83.3)	81.7
Total operating expenses	$2,251.7	$1,712.5	$539.2	$6,608.7	$5,166.4	$1,442.3

Average headcount	12,878	11,316	1,562	12,463	10,915	1,548

(a) Includes costs incurred net of any cost reimbursements from collaborators who are not deemed to be our customers
(b) Includes costs incurred in connection with producing commercial drug supplies for collaborators and others
Operating expenses included stock-based compensation of $203.9 million and $166.3 million for the three months ended September 30, 2023 and 2022, respectively, and $644.6 million and $493.0 million for the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense relates to equity awards granted under our long-term incentive plans.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022*	$ Change	2023	2022*	$ Change
Direct research and development expenses:
Dupixent (dupilumab)	$32.7	$37.1	$(4.4)	$132.0	$109.3	$22.7
Fianlimab	27.6	8.9	18.7	80.5	16.9	63.6
Odronextamab	24.9	17.5	7.4	66.6	42.9	23.7
Libtayo (cemiplimab)	23.9	31.3	(7.4)	82.2	107.1	(24.9)
Linvoseltamab	23.3	12.4	10.9	64.3	29.5	34.8
Itepekimab	22.0	13.2	8.8	54.1	11.6	42.5
Pozelimab	19.9	17.6	2.3	42.6	35.0	7.6
EYLEA HD (aflibercept) 8 mg	18.3	10.8	7.5	71.9	44.6	27.3
Other product candidates in clinical development and other research programs	126.7	134.9	(8.2)	368.7	308.6	60.1
Total direct research and development expenses	319.3	283.7	35.6	962.9	705.5	257.4

Indirect research and development expenses:
Payroll and benefits	368.9	291.4	77.5	1,130.7	860.6	270.1
Lab supplies and other research and development costs	49.5	48.1	1.4	157.9	133.4	24.5
Occupancy and other operating costs	129.7	133.6	(3.9)	373.7	376.1	(2.4)
Total indirect research and development expenses	548.1	473.1	75.0	1,662.3	1,370.1	292.2

Clinical manufacturing costs	246.4	216.7	29.7	770.5	684.6	85.9

Reimbursement of research and development expenses by collaborators	(38.5)	(62.2)	23.7	(133.9)	(210.8)	76.9

Total research and development expenses	$1,075.3	$911.3	$164.0	$3,261.8	$2,549.4	$712.4

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Total research and development expenses increased for the nine months ended September 30, 2023, compared to the same period in 2022, partially due to the impact of the amendments to the Sanofi collaboration agreements (which were effective July 1, 2022) described under the "Collaboration, License, and Other Agreements" section above, as (i) Sanofi is no longer reimbursing us for 50% of Libtayo development costs (such reimbursements were previously included in Reimbursement of research and development expenses by collaborators in the table above) and (ii) we recognize our 50% share of research and development expenses in connection with the Sanofi Antibody Collaboration.

Research and development expenses included stock-based compensation expense of $107.4 million and $93.7 million for the three months ended September 30, 2023 and 2022, respectively, and $356.0 million and $275.8 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Acquired In-process Research and Development ("IPR&D")
Acquired IPR&D for the three months ended September 30, 2023 was related to a $100.0 million charge in connection with a development milestone for the Phase 1 ALN-APP program which is in collaboration with Alnylam. In addition to this Alnylam development milestone, Acquired IPR&D for the nine months ended September 30, 2023 also included a $45.0 million up-front payment in connection with our collaboration agreement with Sonoma Biotherapeutics, Inc.
Acquired IPR&D for the nine months ended September 30, 2022 included a $195.0 million charge related to our acquisition of Checkmate Pharmaceuticals, Inc and a $20.0 million opt-in payment in connection with a product candidate under our collaboration agreement with Adicet Bio, Inc.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to higher headcount and headcount-related costs and higher contributions to an independent not-for-profit patient assistance organization. Selling, general, and administrative expenses also increased for the nine months ended September 30, 2023 due to higher commercialization-related expenses and integration costs for Libtayo outside the United States (as effective July 1, 2022, the Company became solely responsible for the commercialization of Libtayo worldwide). Selling, general, and administrative expenses included stock-based compensation expense of $74.4 million and $59.8 million for the three months ended September 30, 2023 and 2022, respectively, and $224.5 million and $178.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing increased for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the recognition of costs in connection with manufacturing commercial supplies for Sanofi related to Dupixent, Praluent outside the United States, and for Bayer related to EYLEA outside the United States.
Other Operating (Income) Expense
Other operating (income) expense, net, for the nine months ended September 30, 2022 included recognition of amounts previously deferred in connection with up-front and development milestone payments, as applicable, received in connection with our Sanofi IO, Teva, and Mitsubishi Tanabe Pharma Corporation ("MTPC") collaborative arrangements.
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

Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Unrealized (losses) gains on equity securities, net	$(100.3)	$254.3	$(295.9)	$(120.6)
Interest income	133.7	42.9	347.2	89.6
Other	(15.8)	4.2	(19.1)	15.0
Other income (expense), net	17.6	301.4	32.2	(16.0)
Interest expense	(17.8)	(15.3)	(54.7)	(42.0)
Total other income (expense)	$(0.2)	$286.1	$(22.5)	$(58.0)
The increase in interest income for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was primarily driven by higher interest rates.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except effective tax rate)	2023	2022	2023	2022
Income tax expense	$103.0	$194.1	$257.7	$392.8
Effective tax rate	9.3%	12.9%	8.4%	11.1%
The Company's effective tax rate for the three and nine months ended September 30, 2023 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, stock-based compensation and federal tax credits for research activities.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,	December 31,
(In millions)	2023	2022	$ Change
Financial assets:
Cash and cash equivalents	$2,152.3	$3,105.9	$(953.6)
Marketable securities - current	7,761.3	4,636.4	3,124.9
Marketable securities - noncurrent	5,778.5	6,591.8	(813.3)
	$15,692.1	$14,334.1	$1,358.0

Working capital:
Current assets	$18,634.8	$15,884.1	$2,750.7
Current liabilities	3,598.6	3,141.3	457.3
	$15,036.2	$12,742.8	$2,293.4

Borrowings and finance lease liabilities:
Long-term debt	$1,982.6	$1,981.4	$1.2
Finance lease liabilities	$720.0	$720.0	$—
As of September 30, 2023, we also had borrowing availability of $750.0 million under a revolving credit facility.

Sources and Uses of Cash for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
(In millions)	2023	2022	$ Change
Cash flows provided by operating activities	$3,504.3	$3,295.0	$209.3
Cash flows used in investing activities	$(3,118.9)	$(1,926.9)	$(1,192.0)
Cash flows used in financing activities	$(1,344.0)	$(761.4)	$(582.6)
Cash Flows from Investing Activities
Capital expenditures during the nine months ended September 30, 2023 included costs incurred in connection with the expansion of our Tarrytown, New York campus, as well costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the ongoing construction of a fill/finish facility and related equipment). Additionally, capital expenditures for the nine months ended September 30, 2023 is net of grant proceeds of $60.0 million primarily related to the expansion of our facilities in New York. We expect to incur capital expenditures of $660 million to $700 million for the full year of 2023 primarily in connection with the continued expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown campus and our Rensselaer manufacturing facility (including the fill/finish facility).
Payments for Libtayo intangible asset of $145.7 million during the nine months ended September 30, 2023 were related to contingent consideration in connection with our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide (as described in "Collaboration, License, and Other Agreements - Sanofi - Immuno-Oncology" above). Payments for Libtayo intangible asset of $926.8 million during the nine months ended September 30, 2022 were related to our acquisition of the Libtayo rights as described above.
Acquisitions, net of cash acquired, of $51.1 million during the nine months ended September 30, 2023 was related to our acquisition of Decibel (as described in "Collaboration, License, and Other Agreements - Decibel" above). Acquisitions, net of cash acquired, of $230.3 million during the nine months ended September 30, 2022 was related to our acquisition of Checkmate.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $844.5 million during the nine months ended September 30, 2023, compared to $1.147 billion during the nine months ended September 30, 2022. For information related to repurchases of Common Stock, see "Share Repurchase Programs" section below.
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
As of September 30, 2023, $1.826 billion remained available for share repurchases under the program.

The table below summarizes the shares of our Common Stock we repurchased and the cost of the shares, which were recorded as Treasury Stock.

	Nine Months Ended September 30,
(In millions)	2023	2022
Number of shares	2.6	2.7
Total cost of shares	$1,923.8	$1,658.6
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed February 6, 2023). There have been no material changes to critical accounting estimates during the nine months ended September 30, 2023.
Future Impact of Recently Issued Accounting Standards
As of September 30, 2023, the future adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed February 6, 2023). There have been no material changes to our market risks or to our management of such risks as of September 30, 2023.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Commercialization Risks
•We are substantially dependent on the success of EYLEA, EYLEA HD, and Dupixent.
•Sales of our products are dependent on the availability and extent of coverage and reimbursement from third-party payors, including private payors and government programs such as Medicare and Medicaid, which could change due to various factors such as drug price control measures that have been or may be enacted or introduced in the United States by various federal and state authorities.
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
•Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products, including EYLEA and EYLEA HD.
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
Risks Related to Our Reliance on or Transactions with Third Parties
•If our collaborations with Sanofi or Bayer or other third parties are terminated or breached, our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, may be materially harmed.
•Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
•We have undertaken and may in the future undertake strategic acquisitions, and any difficulties from integrating such acquisitions or failure to realize the expected benefits from such acquisitions could adversely affect our business, operating results, and financial condition.
Other Risks Related to Our Business and Our Common Stock
•Our business is dependent on our key personnel and will be harmed if we cannot recruit and retain key members of our senior management team, including leaders in our research, development, manufacturing, and commercial organizations.
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
* * *
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on the success of EYLEA, EYLEA HD, and Dupixent.
We are substantially dependent on the success of our ophthalmology portfolio, which consists of EYLEA and, since its August 2023 FDA approval, EYLEA HD. EYLEA net product sales have historically represented a substantial portion of our revenues, and we expect that there will continue to be a concentration of our net sales from the net product sales of EYLEA and EYLEA HD. For the nine months ended September 30, 2023 and 2022, EYLEA and EYLEA HD net product sales in the United States represented 46% and 54% of our total revenues, respectively. For the nine months ended September 30, 2023, EYLEA U.S. net product sales decreased by 8%, compared to the same period in 2022, as discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." If we are successful in commercializing EYLEA HD, we expect that our dependence on EYLEA HD will grow relative to our historical dependence on EYLEA. If we were to experience difficulty with the commercialization of EYLEA or EYLEA HD in the United States or if Bayer were to experience any difficulty with the commercialization of EYLEA (or, if approved in other countries, aflibercept 8 mg) outside the United States, if EYLEA net product sales experience a sustained decline in or outside the United States without an offset from EYLEA HD net product sales, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) will expire after May 17, 2024. See "Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products" below. As a result, we face the risk of lower EYLEA net product sales due to biosimilar competition following such expiration, which may have a material adverse impact on our results of operations. The degree to which EYLEA HD net product sales may offset any potential decrease in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
In addition, we are substantially dependent on our share of profits from the commercialization of Dupixent under our Antibody Collaboration with Sanofi. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition may be materially harmed.
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
•our ability and our collaborators' ability to maintain sales of our marketed products in the face of competitive products and to differentiate our marketed products from competitive products, including as applicable product candidates currently in clinical development; and, in the case of EYLEA and EYLEA HD, the existing and potential new branded and biosimilar competition (discussed further under "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" below) and the willingness of retinal specialists and patients to start or continue treatment with such products or to switch from a competitive product to one of our products;
•the safety and efficacy of our marketed products (particularly those launched recently, such as EYLEA HD) seen in a broader patient group (i.e., real-world use);
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

Sales of our marketed products are dependent on the availability and extent of coverage and reimbursement from third-party payors, and changes to such coverage and reimbursement may materially harm our business, prospects, operating results, and financial condition.
Sales of our marketed products in the United States are dependent, in large part, on the availability and extent of reimbursement from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies ("PBMs"), and government programs such as Medicare and Medicaid. Sales of our marketed products in other countries are also dependent, in large part, on complex coverage and reimbursement mechanisms and programs in those countries.
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
While enacted into law, it is currently unclear how many of the provisions of the IRA (including the Medicare Drug Price Negotiation Program with respect to Part B drugs and biologics) will be implemented and the extent to which the policy changes will ultimately impact reimbursement levels of our marketed products, including those covered under Medicare Part B (such as EYLEA and EYLEA HD) or our product candidates that may be covered under Medicare Part B or Medicare Part D in the future.
At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and price and marketing cost disclosure and transparency measures. In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the legislation, proposals, initiatives, and developments described above) could have a material adverse effect on the sales of EYLEA, EYLEA HD, or our other marketed products. Economic pressure on state budgets may also have a similar impact.
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
EYLEA and EYLEA HD. EYLEA and EYLEA HD face significant competition in the marketplace. For example, each of EYLEA and EYLEA HD competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); biosimilar versions of Lucentis commercialized in the United States by Biogen Inc. and Coherus BioSciences, Inc.; and Biocon Biologics Ltd's biosimilar version of EYLEA recently approved in the EU. Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's and EYLEA HD's respective indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME (and, in the case of EYLEA, also RVO), EYLEA and EYLEA HD also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's and EYLEA HD's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several other companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
EYLEA HD was approved by the FDA in August 2023 for the treatment of wAMD, DME, and DR. As a newly approved product, EYLEA HD has entered the highly competitive environment described above. Our success in commercializing EYLEA HD will depend on a number of factors, including the degree of success and relative timing of our commercial launch and uptake efforts as compared to those of relevant competition, the extent to which we and our collaborators are able to differentiate EYLEA HD from competitive products, the safety and efficacy of EYLEA HD seen in a broader patient group (i.e., real-world use), the extent of payor coverage and reimbursement, and the applicability of any restrictions imposed by payors, such as step therapy.
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
While we have established our own sales and marketing organization for EYLEA and EYLEA HD in the United States for its currently approved indications, we have no sales, marketing, commercial, or distribution capabilities for EYLEA (or, if approved in other countries, aflibercept 8 mg) outside the United States. Under the terms of our license and collaboration agreement with Bayer (which is terminable by Bayer at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination), we rely on Bayer (and, in Japan, Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate) for sales, marketing, and distribution of EYLEA (and, if approved in any such other countries, will rely on Bayer for such activities relating to aflibercept 8 mg) outside the United States.
In addition, under the terms of our Antibody Collaboration, we and Sanofi co-commercialize Dupixent in the United States and, as further discussed below, certain jurisdictions outside the United States. As a result, we rely in part on Sanofi's sales and marketing organization for Dupixent. If we and Sanofi fail to coordinate our sales and marketing efforts effectively, sales of Dupixent may be materially affected. Sanofi also maintains other important responsibilities relating to Dupixent. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent in many countries outside the United States. While we exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we will continue to rely in considerable part on Sanofi's sales and marketing organization in such jurisdictions.
If we and our collaborators are unsuccessful in continuing to commercialize the marketed products subject to such collaborations, or if Bayer or Sanofi terminate their respective collaborations with us, our business, prospects, operating results, and financial condition would be materially impaired. While we have some commercial presence outside the United States, our commercial capabilities outside the United States are still limited and would need to be further developed or outsourced. Therefore, termination of the Bayer collaboration agreement or our Antibody Collaboration would create substantial new and additional risks to the successful commercialization of the applicable products, particularly outside the United States. For additional information regarding our collaborations with Bayer and Sanofi, see "Risks Related to Our Reliance on or Transactions with Third Parties - If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA outside the United States would be materially harmed" below and "Risks Related to Our Reliance on or Transactions with Third Parties - If our Antibody Collaboration with Sanofi is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, may be materially harmed" below.
Sales of our marketed products recorded by us and our collaborators could be reduced by imports from countries where such products may be available at lower prices.
Our sales of products we commercialize in the United States and our collaborators' sales of products they commercialize or co-commercialize with us under our collaboration agreements with them in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under the relevant collaboration agreements and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA (and, if in the future approved in other countries, aflibercept 8 mg) outside the United States is the responsibility of Bayer. Similarly, under our Antibody Collaboration with Sanofi, pricing and reimbursement for the products commercialized or co-commercialized thereunder outside the United States are the responsibility of Sanofi. Prices for our marketed products in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of our marketed products in the United States may be reduced if the applicable product marketed in those bordering nations is imported into the United States. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from sales of our marketed products could be reduced. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of our marketed products in a particular market or reduce sales recorded by us or our collaborators, thereby adversely affecting our results of operations.

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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the nine months ended September 30, 2023 and 2022, our product sales to two distributor customers accounted on a combined basis for 77% and 85% of our total gross product revenue, respectively. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by further consolidation among the healthcare providers served by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
If we are unable to establish commercial capabilities outside the United States for Libtayo, Dupixent, and any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and have not yet fully established an organization for the sales, marketing, and distribution of marketed products outside the United States. We are in the process of establishing these capabilities outside the United States for Libtayo in connection with the 2022 amendment to the IO Collaboration whereby all rights to develop, commercialize, and manufacture Libtayo will be transferred exclusively to our Company, on a worldwide basis, over the course of a defined transition period. In addition to fully establishing these commercial capabilities by the end of the transition period, we will also need to obtain and/or maintain regulatory approvals and secure pricing and reimbursement for Libtayo in many jurisdictions outside of the United States (including Europe and Japan). Further, following the exercise of our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we have established certain co-commercialization capabilities for Dupixent in some of these jurisdictions and are in the process of establishing these capabilities in others. There may be other circumstances in which we need to establish further commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.

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
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug we intend to sell. We must obtain and maintain similar regulatory approvals from comparable foreign regulatory authorities in order to sell drugs outside the United States. Obtaining FDA or comparable foreign regulatory authority approval for a new drug or indication is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. Additionally, in the United States, the FDA may determine that a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval. For example, in October 2023, the FDA issued a CRL for the sBLA for Dupixent in CSU stating that additional efficacy data are required to support an approval. While an ongoing Phase 3 clinical trial (in biologic-naïve patients) continues to enroll patients and results are expected in late 2024, there can be no assurance that such data will ultimately result in FDA approval. In addition, based on recent feedback from the FDA, a positive interim analysis of the Phase 3 NOTUS study evaluating Dupixent in patients with COPD (together with the previously disclosed positive results of the Phase 3 BOREAS study) would enable an sBLA submission for Dupixent in this indication. However, there can be no assurance that this interim analysis (to be conducted by the IDMC for the NOTUS study later this year) will yield positive results and, even if positive, will be sufficient (along with the other information to be submitted as part of the sBLA) for potential FDA approval of Dupixent in COPD.
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
Before approving a new drug or biologic product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For example, in June 2023, the FDA issued a CRL concerning the Company's BLA for EYLEA HD for the treatment of wAMD, DME, and DR due to unresolved observations resulting from an inspection at the contract manufacturing organization Catalent, which resulted in a delay of the FDA approval of EYLEA HD by nearly two months. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in foreign jurisdictions. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited; this will be the case for Libtayo in many jurisdictions outside the United States (including Europe and Japan) once we complete the transition from Sanofi pursuant to the amendment to the IO Collaboration discussed above. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities may ask for additional data in order to begin a clinical study, including Phase 3 clinical trials required to submit an MAA in the EU. In addition, such authorities often have the authority to require post-approval studies, such as a post-authorization safety study ("PASS") and/or post-authorization efficacy study ("PAES"), which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in foreign countries before we can market that product or any other product in those countries.

Furthermore, we are subject to extensive pharmacovigilance reporting and other pharmacovigilance requirements, which may differ in the numerous countries in which we conduct clinical trials or commercialize a product. Failure to comply with any such requirements may result in the premature closure of the clinical trials and other enforcement actions by the relevant regulatory authorities. For example, if we do not manage to retain a Qualified Person Responsible for Pharmacovigilance ("QPPV"), to maintain a Pharmacovigilance System Master File ("PSMF"), or to comply with other pharmacovigilance obligations in the European Economic Area ("EEA"), we may be at risk of our clinical trials being closed prematurely, our marketing authorization being suspended, and we may be subject to other enforcement actions by the national competent authorities of the EEA or the EC.
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
Additionally, conducting clinical trials in foreign countries presents additional risks, including political and economic risks that are not present in the United States, such as armed conflict and economic embargoes or boycotts. For example, we and our collaborators are currently conducting and may in the future conduct or initiate clinical trials with sites in Russia, Ukraine, and/or Israel. While we currently do not expect the Russia-Ukraine or Hamas-Israel armed conflict or related developments to have a significant impact on our ability to obtain results from clinical trials conducted by us or our collaborators, further escalation (whether in these countries or surrounding areas) may adversely affect our ability to adequately conduct certain clinical trials and maintain compliance with relevant protocols due to, among other reasons, the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence, or other governmental action or other events that restrict movement. These developments may also result in our inability to access sites for monitoring or to obtain data from affected sites or patients going forward. We could also experience disruptions in our supply chain or limits to our ability to provide sufficient investigational materials in such countries and surrounding regions. Clinical trial sites may suspend or terminate the trials being conducted and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in such trials. Alternative sites in these areas may not be available and we may need to find other countries to conduct the relevant trials. Furthermore, military action may prevent the FDA or other regulatory agencies from inspecting clinical sites in these countries. Such interruptions may delay our plans for clinical development and approvals for our product candidates.
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
With respect to EYLEA and EYLEA HD, there are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to further successfully commercialize EYLEA and to successfully commercialize EYLEA HD. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like aflibercept (such as intraocular inflammation ("IOI"), sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, and retinal tear), which can cause injury to the eye and other complications. The side effects previously reported for aflibercept include conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. While the safety of EYLEA HD was similar to EYLEA in clinical trials, it is possible that the use of EYLEA HD outside the clinical trial setting may yield different outcomes or patient experiences. In addition, commercialization of EYLEA and EYLEA HD or our other products and potential future commercialization of our product candidates may be impacted by actions of third parties on which we rely, such as manufacturers of syringes or other devices used in the administration of our products. These and other complications or issues or side effects could harm further development and/or commercialization of EYLEA and EYLEA HD.
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
We are aware of patents and pending patent applications owned by others that claim compositions and methods of treatment relating to targets and conditions that we are also pursuing with our products and/or product candidates. Although we do not believe that any of our products or our late-stage product candidates infringe any valid claim in these patents or patent applications, these other parties could initiate lawsuits for patent infringement and assert that their patents are valid and cover our products or our late-stage product candidates, similar to the patent infringement proceedings referred to above. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our products or product candidates infringe such patents.
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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. A biosimilar version of EYLEA was recently approved in the EU and we are aware of several other companies developing biosimilar versions of EYLEA, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) extends through May 17, 2024 following the pediatric exclusivity granted by the FDA. In addition, as EYLEA HD does not benefit from regulatory exclusivity in the United States, market exclusivity for EYLEA HD in the United States is based solely on our patent rights pertaining to this product (which are subject to the risks and uncertainties discussed above under "If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed."). The loss of market exclusivity for a product (such as EYLEA or EYLEA HD) would likely negatively affect revenues from product sales of that product and thus our financial results and condition and could have a material negative impact on our business.

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
Certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of the COVID-19 pandemic and the armed conflict between Russia and Ukraine, which have exacerbated many of these issues, or other public health outbreaks, epidemics, or pandemics or geopolitical developments). In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates, which could materially and adversely affect our business and future prospects.
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
We and our collaborators and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Our inability, or the inability of our collaborators and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. For example, in June 2023, the FDA issued a CRL concerning the Company's BLA for EYLEA HD for the treatment of wAMD, DME, and DR due to unresolved observations resulting from an inspection at a third-party fill/finish provider, the contract manufacturing organization Catalent, which resulted in a delay of the FDA approval of EYLEA HD by nearly two months. Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
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
We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B drug pricing program (the "340B program") (which is administered by the Health Resources and Services Administration ("HRSA")), the U.S. Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program, the Tricare Retail Pharmacy Program, and other federal and state government pricing programs. Such programs often require us to provide discounts and/or pay rebates to certain government payors and/or private purchasers.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. Such interpretation can change and evolve over time. For example, in the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program.
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
All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, intellectual property rights, and the framework for dispute resolution and asserting our rights against others, are subject to extensive legislation and regulation. Changes in applicable U.S. federal, state, and foreign laws and agency regulations could have a materially negative impact on our business. These include:
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
The U.S. federal or state governments could carry out other significant changes in legislation, regulation, or government policy, including with respect to government reimbursement changes or drug price control measures (such as those discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Sales of our marketed products are dependent on the availability and extent of coverage and reimbursement from third-party payors, and changes to such coverage and reimbursement may materially harm our business, prospects, operating results, and financial condition") or the PPACA or other healthcare reform laws. While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business.

Risks associated with our operations outside the United States could adversely affect our business.
We have operations and conduct business in several countries outside the United States and have been significantly expanding the scope of these activities in existing and/or additional countries, including EU countries and Japan. For example, as discussed above, we are in the process of establishing commercial capabilities related to Libtayo in many jurisdictions outside the United States following the 2022 amendment to the IO Collaboration; and we perform co-commercialization activities under the Antibody Collaboration related to Dupixent in certain jurisdictions outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, particularly those in which we have not previously established operations, and many of these risks will increase as we expand our activities in such jurisdictions. These risks include:
•unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements, including those with which we and/or our collaborators must comply in order to maintain our marketing authorizations outside the United States, and the cost of compliance with such foreign laws and regulatory requirements;
•other laws and regulatory and industry trade association requirements to which our business activities abroad are subject, such as the FCPA and the U.K. Bribery Act (discussed in greater detail above under "Risks from the improper conduct of employees, agents, contractors, or collaborators could adversely affect our reputation and our business, prospects, operating results, and financial condition"), as well as labor and employment laws and regulations;
•changes in the political or economic condition of a specific country or region, including as a result of the Russia-Ukraine or Hamas-Israel armed conflict;
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
Our ability to conduct our business is significantly dependent on the data that we collect, process, and share in discovering, developing, and commercializing drug products. These data are often considered personal data and are therefore regulated by data privacy laws in the United States and abroad.

We have operations and conduct business in several countries outside the United States and plan to significantly expand the scope of these activities in those and/or additional countries, as discussed above under "Risks associated with our operations outside the United States could adversely affect our business." These activities subject us to additional data protection authority oversight and require us to comply with stringent local and regional data privacy laws, including the EU's General Data Protection Regulations ("GDPR"). The GDPR has a wide range of compliance obligations, including increased consent and transparency requirements and data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher)). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. In June 2021, the EC introduced new standard contractual clauses required to be incorporated into certain new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside the EU. Many of the countries that have comprehensive data privacy laws have modeled their requirements after the GDPR. Compliance with these requirements has been and is expected to continue to be costly and time consuming.
We conduct clinical trials in many countries around the world, which have new or evolving data privacy laws that are often not interpreted consistently by regulatory authorities, institutional review boards/ethics committees, or clinical trial sites. This complexity has resulted in increased liability in the management of clinical trial data, as well as additional compliance, contractual, and due-diligence obligations that could lead to a delay in clinical trial site start-up. There also has been an increase of enforcement activities in various EU countries that require evidence of compliance with local data privacy requirements. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the risk of substantial financial penalties for insufficient notice and consent, failure to respond to data subject rights requests, lack of a legal basis for the transfer of personal information out of the EU or other countries with localization laws (i.e., laws mandating that personal data collected in a foreign country be processed and stored within that country), or improper processing of personal data. Failure by our collaborators to comply with the strict rules on the transfer of personal data into the U.S. could result in the imposition of criminal and administrative sanctions on such collaborators or impact the flow of personal data, which could adversely affect our business.
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
Consumer protection laws impact the manner in which we develop and maintain processes to support our patient assistance programs, product marketing activities, and the sharing of employee and clinical data for internal and third-party commercial activities. Several U.S. states have proposed and passed consumer privacy laws, which were modeled after the California Consumer Privacy Act of 2018 ("CCPA") and influenced by the GDPR. The CCPA is a consumer protection law that establishes requirements for data use and sharing transparency and provides California residents with personal data privacy rights regarding the use, disclosure, and retention of their personal data. Amendments to the CCPA have, among other things, imposed new obligations to provide notice where personal data will be de-identified. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with data privacy incidents involving certain elements of personal data. These claims may result in significant liability and damages. These laws and regulations are constantly evolving and may impose limitations on our business activities. Additional state consumer privacy laws have or are expected to come into effect in 2023 and additional consumer privacy laws are expected in 2024-2025. Notably, these state laws provide more restrictions on the use of sensitive personal data, including health information. These states require robust consent and authorizations prior to any collection or use of this data, which may have a large impact on our ability to market to individuals in these jurisdictions based on their health conditions. At the federal level, Section 5 of the FTC Act is a consumer protection law that bars unfair and deceptive acts and practices and requires, among other things, companies to notify individuals that they will safeguard their personal data and that they will fulfil the commitments made in their privacy notices. The FTC has brought legal actions against organizations that have violated consumers' privacy rights or have misled them by failing to maintain appropriate security. For example, in 2023 to date the FTC issued several enforcement actions related to privacy in the healthcare space, under both Section 5 of the FTC Act and the Health Breach Notification Rule, involving companies allegedly using consumer health data for marketing purposes in violation of their own policies and assurances.
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
If we or any collaborators fail to comply with applicable federal, state, local, or foreign regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators' ability to commercialize our products. Any threatened or actual government enforcement action could also generate adverse publicity and could result in additional regulatory oversight.
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
Risks Related to Our Reliance on or Transactions with Third Parties
If our Antibody Collaboration with Sanofi is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, may be materially harmed.
We rely on support from Sanofi to develop, manufacture, and commercialize certain of our products and product candidates. With respect to the products and product candidates that we are co-developing with Sanofi under our Antibody Collaboration (currently consisting of Dupixent, Kevzara, and itepekimab), Sanofi initially funds a significant portion of development expenses incurred in connection with the development of these products and product candidates. In addition, we rely on Sanofi to lead much of the clinical development efforts, assist with or lead efforts to obtain and maintain regulatory approvals, and lead the commercialization efforts for these products and product candidates.

If Sanofi terminates the Antibody Collaboration or fails to comply with its obligations thereunder, our business, prospects, operating results, and financial condition may be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our development efforts or cut back on such activities. If Sanofi does not perform its obligations with respect to the products and product candidates it is co-developing and/or co-commercializing with us, our ability to develop, manufacture, and commercialize these products and product candidates may be adversely affected. While we have some commercial presence outside the United States, our commercial capabilities outside the United States are still limited and would need to be further developed or outsourced for products commercialized under our Antibody Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish commercial capabilities outside the United States for Libtayo, Dupixent, and any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration may create substantial new and additional risks to the successful development and commercialization of the products and product candidates subject to such collaborations, particularly outside the United States.
If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA outside the United States would be materially harmed.
We rely heavily on Bayer with respect to the commercialization of EYLEA outside the United States (and, if approved in other countries, will rely on Bayer with respect to any potential future commercialization of aflibercept 8 mg outside the United States, including the activities discussed below). Bayer is responsible for obtaining and maintaining regulatory approval outside the United States, as well as providing all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to commercialize EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek another collaboration that might not be available on favorable terms or at all, and could cause significant issues for the commercialization of EYLEA outside the United States and result in substantial additional costs and/or lower revenues to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish commercial capabilities outside the United States for Libtayo, Dupixent, and any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA and, if approved in other countries, any potential future commercialization of aflibercept 8 mg outside the United States.
Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
We depend upon third-party collaborators, including Sanofi and Bayer, and service providers such as CROs, outside testing laboratories, clinical investigator sites, third-party manufacturers, fill/finish providers, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these or other third parties in connection with the commercialization of our marketed products and our product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner (including as a result of its inability to perform due to financial or other relevant constraints, such as due to the armed conflict between Russia and Ukraine) or in compliance with applicable GMPs, GLPs, or GCP standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates. See also "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales."
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
We may acquire companies, businesses, products, or product candidates that complement or augment our existing business. For example, in May 2022 and September 2023, we completed our acquisition of Checkmate Pharmaceuticals, Inc. and Decibel Therapeutics, Inc., respectively. The process of proposing, negotiating, completing, and integrating any such acquisition is lengthy and complex. Other companies may compete with us for such acquisitions. In addition, we may not be able to integrate any acquired business successfully or operate any acquired business profitably. Integrating any newly acquired business could be expensive and time consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational, and financial resources, result in a loss of key personnel of the acquired business, and could prove to be more difficult or expensive than we predict. The diversion of our management’s attention and any delay or difficulties encountered in connection with any acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, products, or product candidates, which may result in dilution for shareholders or the incurrence of indebtedness.
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
In addition, we may experience significant charges to earnings in connection with our efforts, if any, to consummate acquisitions. For transactions that are ultimately not consummated, these charges may include fees and expenses for investment bankers, attorneys, accountants, and other advisors in connection with our efforts. Even if our efforts to consummate a particular transaction are successful, we may incur substantial charges for closure costs associated with elimination of duplicate operations and facilities, acquired in-process research and development charges, or intangible asset impairment charges. In either case, the incurrence of these charges could adversely affect our operating results for particular periods.
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
In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. There is the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare, including in connection with the current Russia-Ukraine armed conflict.
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
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources and borrowing availability under our revolving credit facility, together with funds generated by our current and anticipated EYLEA and EYLEA HD net product sales and funding we are entitled to receive under our collaboration agreements and other similar agreements (including our share of profits in connection with commercialization of EYLEA (and, if approved outside the United States, aflibercept 8 mg) and Dupixent under our collaboration agreements with Bayer and Sanofi, respectively), will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. Our expenses may increase for many reasons, including expenses in connection with the commercialization of our marketed products and the potential commercial launches of our product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing of product candidates we are developing on our own (without a collaborator), and expenses for which we are responsible in accordance with the terms of our collaboration agreements.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of September 30, 2023, we had an aggregate of $2.703 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of September 30, 2023, we had $2.152 billion in cash and cash equivalents and $13.540 billion in marketable securities (including $919.4 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

Risks Related to Our Common Stock
Our stock price is extremely volatile.
There has been significant volatility in our stock price and generally in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:
•net product sales of our marketed products (as recorded by us or our collaborators), in particular EYLEA, EYLEA HD, Dupixent, and Libtayo, as well as our overall operating results;
•if any of our product candidates or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;
•market acceptance of, and the market share for, our marketed products, especially EYLEA, EYLEA HD, Dupixent, and Libtayo;
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2023, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 38.8% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2023. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In January 2023, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $1.826 billion remained available as of September 30, 2023). There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2023, holders of Class A Stock held 14.5% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2023:
•our current executive officers and directors beneficially owned 6.0% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2023, and 17.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2023; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 38.8% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2023. In addition, these five shareholders plus our Chief Executive Officer held approximately 46.1% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2023.

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
Further, certain of our current or former collaborators are currently bound by "standstill" provisions under their respective agreements with us. These include the January 2014 amended and restated investor agreement between us and Sanofi, as amended, which contractually prohibits Sanofi from seeking to directly or indirectly exert control of our Company or acquiring more than 30% of our Class A Stock and Common Stock, taken together.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended September 30, 2023. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of the share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (In millions)
7/1/2023–7/31/2023	525,523		$721.95	525,523		$1,952.9
8/1/2023–8/31/2023	161,175		$788.78	161,175		$1,825.8
9/1/2023–9/30/2023	3,221		$832.50	—		$1,825.8
Total	689,919	(a)		686,698	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

Item 5. Other Information
As disclosed in the table below, during the three months ended September 30, 2023, certain of our directors and/or executive officers adopted plans for trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(a)	Total Number of Securities to Be Sold Under the Plan
Michael S. Brown, M.D.	Director	8/24/2023	5/24/2024	2,049
Christopher Fenimore	Senior Vice President, Controller	8/25/2023	2/15/2024	8,940
Joseph L. Goldstein, M.D.	Director	8/24/2023	5/24/2024	3,537
Arthur F. Ryan	Director	8/7/2023	11/29/2024	1,200

(a) In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.

Item 6. Exhibits
(a)     Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	November 2, 2023	By:	/s/ Robert E. Landry

Robert E. Landry
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)