Form 10-Q
period 2024-03-31
REGENERON PHARMACEUTICALS, INC.
filed 2024-05-02
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of April 16, 2024:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,818,146
Common Stock, $.001 par value	108,367,357

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"Altibodies™," "ARCALYST®," "Evkeeza®," "EYLEA®," "EYLEA® HD," "Inmazeb®," "Libtayo®," "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "RGC®," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," "Veopoz®," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,602.0	$2,730.0
Marketable securities	7,917.5	8,114.8
Accounts receivable, net	5,222.2	5,667.3
Inventories	2,714.9	2,580.5
Prepaid expenses and other current assets	414.9	386.6
Total current assets	18,871.5	19,479.2

Marketable securities	6,978.8	5,396.5
Property, plant, and equipment, net	4,225.5	4,146.4
Intangible assets, net	1,058.7	1,038.6
Deferred tax assets	2,764.9	2,575.4
Other noncurrent assets	470.2	444.1
Total assets	$34,369.6	$33,080.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$671.3	$606.6
Accrued expenses and other current liabilities	2,392.9	2,357.9
Deferred revenue	516.7	458.9
Total current liabilities	3,580.9	3,423.4

Long-term debt	1,983.3	1,982.9
Finance lease liabilities	720.0	720.0
Deferred revenue	185.8	126.7
Other noncurrent liabilities	908.5	854.1
Total liabilities	7,378.5	7,107.1

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; shares issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2024 and 2023	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 134.2 in 2024 and 133.1 in 2023	0.1	0.1
Additional paid-in capital	11,942.6	11,354.0
Retained earnings	27,982.3	27,260.3
Accumulated other comprehensive loss	(77.2)	(80.9)
Treasury Stock, at cost; 25.8 shares in 2024 and 25.5 shares in 2023	(12,856.7)	(12,560.4)
Total stockholders' equity	26,991.1	25,973.1
Total liabilities and stockholders' equity	$34,369.6	$33,080.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Statements of Operations
Revenues:
Net product sales	$1,761.3	$1,668.0
Collaboration revenue	1,266.8	1,378.1
Other revenue	116.9	116.0
	3,145.0	3,162.1

Expenses:
Research and development	1,248.4	1,101.2
Acquired in-process research and development	7.1	56.1
Selling, general, and administrative	689.0	601.1
Cost of goods sold	240.4	208.4
Cost of collaboration and contract manufacturing	193.4	249.1
Other operating expense (income), net	15.3	(0.5)
	2,393.6	2,215.4

Income from operations	751.4	946.7

Other income (expense):
Other (expense) income, net	(34.6)	(70.7)
Interest expense	(16.1)	(18.0)
	(50.7)	(88.7)

Income before income taxes	700.7	858.0

Income tax (benefit) expense	(21.3)	40.2

Net income	$722.0	$817.8

Net income per share - basic	$6.70	$7.64
Net income per share - diluted	$6.27	$7.17

Weighted average shares outstanding - basic	107.8	107.1
Weighted average shares outstanding - diluted	115.1	114.0

Statements of Comprehensive Income
Net income	$722.0	$817.8
Other comprehensive income (loss), net of tax:
Unrealized gain on debt securities	3.5	57.2
Gain on foreign currency translation	0.2	—
Comprehensive income	$725.7	$875.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	1.8	$—	133.1	$0.1	$11,354.0	$27,260.3	$(80.9)	(25.5)	$(12,560.4)	$25,973.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.5	—	672.4	—	—	—	—	672.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(335.9)	—	—	—	—	(335.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.8	—	—	—	1.7	20.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.3)	(298.0)	(298.0)
Stock-based compensation charges	—	—	—	—	233.3	—	—	—	—	233.3
Net income	—	—	—	—	—	722.0	—	—	—	722.0
Other comprehensive income, net of tax	—	—	—	—	—	—	3.7	—	—	3.7
Balance, March 31, 2024	1.8	$—	134.2	$0.1	$11,942.6	$27,982.3	$(77.2)	(25.8)	$(12,856.7)	$26,991.1

Balance, December 31, 2022	1.8	$—	130.4	$0.1	$9,949.3	$23,306.7	$(238.8)	(22.6)	$(10,353.3)	$22,664.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.1	—	491.3	—	—	—	—	491.3
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(99.2)	—	—	—	—	(99.2)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.9	—	—	—	1.7	20.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.9)	(693.9)	(693.9)
Stock-based compensation charges	—	—	—	—	237.4	—	—	—	—	237.4
Net income	—	—	—	—	—	817.8	—	—	—	817.8
Other comprehensive income, net of tax	—	—	—	—	—	—	57.2	—	—	57.2
Balance, March 31, 2023	1.8	$—	131.4	$0.1	$10,597.7	$24,124.5	$(181.6)	(23.5)	$(11,045.5)	$23,495.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$722.0	$817.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114.1	99.5
Stock-based compensation expense	230.1	238.7
Losses on marketable and other securities, net	196.1	166.6
Other non-cash items, net	0.1	20.6
Deferred income taxes	(190.4)	(216.5)
Changes in assets and liabilities:
Decrease in accounts receivable	446.8	210.1
Increase in inventories	(155.8)	(46.8)
Increase in prepaid expenses and other assets	(77.9)	(5.5)
Increase (decrease) in deferred revenue	116.9	(35.9)
Increase in accounts payable, accrued expenses, and other liabilities	110.5	119.0
Total adjustments	790.5	549.8
Net cash provided by operating activities	1,512.5	1,367.6

Cash flows from investing activities:
Purchases of marketable and other securities	(5,657.5)	(1,749.4)
Sales or maturities of marketable and other securities	4,132.2	1,792.8
Capital expenditures	(133.9)	(178.2)
Payments for Libtayo intangible asset	(27.9)	(100.9)
Net cash used in investing activities	(1,687.1)	(235.7)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	682.1	485.2
Payments in connection with Common Stock tendered for employee tax obligations	(343.7)	(97.0)
Repurchases of Common Stock	(291.3)	(710.7)
Net cash provided by (used in) financing activities	47.1	(322.5)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.5)	—

Net (decrease) increase in cash, cash equivalents, and restricted cash	(128.0)	809.4

Cash, cash equivalents, and restricted cash at beginning of period	2,737.8	3,119.4

Cash, cash equivalents, and restricted cash at end of period	$2,609.8	$3,928.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Financial Statements
Basis of Presentation
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2023 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its financial statements.
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

2. Product Sales
Net product sales consist of the following:

		Three Months Ended March 31,
(In millions)		2024	2023
EYLEA® HD	U.S.	$200.0	$—
EYLEA®	U.S.	1,201.6	1,433.8
Total EYLEA HD and EYLEA	U.S.	1,401.6	1,433.8
Libtayo®	U.S.	159.2	109.7
Libtayo	ROW(a)	104.7	67.2
Total Libtayo	Global	263.9	176.9
Praluent®	U.S.	70.0	40.2
Evkeeza®	U.S.	24.8	14.9
Inmazeb®	Global	1.0	2.2
		$1,761.3	$1,668.0

(a) Rest of world ("ROW")
As of March 31, 2024 and December 31, 2023, the Company had $3.739 billion and $3.888 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2024 and 2023. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended March 31,
	2024	2023
Besse Medical, a subsidiary of Cencora, Inc.	51%	52%
McKesson Corporation	24%	25%
3. Collaboration, License, and Other Agreements
a. Sanofi
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. The Company is obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi (i.e., "development balance") based on the Company's share of collaboration profits; however, the Company is only required to apply 20% of its share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of March 31, 2024, the Company's contingent reimbursement obligation to Sanofi under the collaboration was approximately $2.200 billion.
Sanofi leads commercialization activities for products under the collaboration, subject to the Company's right to co-commercialize such products.

Amounts recognized in the Company's Statements of Operations in connection with its Sanofi collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2024	2023
Regeneron's share of profits in connection with commercialization of antibodies	Collaboration revenue	$804.0	$636.5
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$105.8	$161.9
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(18.6)	$(26.4)
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$139.5	$117.6
The following table summarizes contract balances in connection with the Company's Sanofi collaboration:

	March 31,	December 31,
(In millions)	2024	2023
Accounts receivable, net	$947.0	$1,029.1
Deferred revenue	$532.2	$427.7
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
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2024	2023
Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States	Collaboration revenue	$333.9	$331.6
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$22.1	$25.3
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(8.7)	$(13.4)
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	March 31,	December 31,
(In millions)	2024	2023
Accounts receivable, net	$359.0	$381.7
Deferred revenue	$151.1	$138.2

c. Alnylam
The Company is party to a collaboration agreement with Alnylam Pharmaceuticals, Inc. to discover, develop, and commercialize RNA interference therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system, in addition to a select number of targets expressed in the liver. For each program, the Company provides Alnylam with a specified amount of funding at program initiation and at lead candidate designation. Under the terms of the collaboration, the parties perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development/co-commercialization collaboration agreement or license agreement.
Amounts recognized in the Company's Statements of Operations in connection with its Alnylam collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2024	2023
Regeneron's obligation for its share of Alnylam R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(17.5)	$(21.3)
The following table summarizes contract balances in connection with the Company's Alnylam collaboration:

	March 31,	December 31,
(In millions)	2024	2023
Accrued expenses and other current liabilities	$18.9	$22.6
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
Amounts recognized in the Company's Statements of Operations in connection with its Roche collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2024	2023
Global gross profit payment from Roche in connection with sales of Ronapreve	Collaboration revenue	$0.5	$222.2
Reimbursement of research and development expenses from Roche was not material for the three months ended March 31, 2024 and 2023.
Contract balances in the Company's Balance Sheets in connection with the Roche collaboration were not material as of March 31, 2024 and December 31, 2023.
e. Sonoma
In March 2023, the Company and Sonoma Biotherapeutics, Inc. entered into a license and collaboration agreement to bring together the Company's VelociSuite® technologies with Sonoma's technology platform for the discovery, development, and commercialization of novel regulatory T cell ("Treg") therapies for autoimmune diseases. In connection with the agreement, the Company made a $45.0 million up-front payment (which was recorded to Acquired in-process research and development expense in the first quarter of 2023) and, in April 2023, the Company purchased an aggregate of $30.0 million of Sonoma preferred stock. Sonoma is also eligible to receive a $45.0 million development milestone payment. The parties co-fund research and development activities under the collaboration.

Amounts recognized in the Company's Statements of Operations in connection with research and development activities co-funded under the Sonoma collaboration were not material for the three months ended March 31, 2024. In addition, contract balances in the Company's Balance Sheets in connection with the Sonoma collaboration were not material as of March 31, 2024 and December 31, 2023.
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

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Net income - basic and diluted	$722.0	$817.8

Weighted average shares - basic	107.8	107.1
Effect of dilutive securities:
Stock options	5.3	5.0
Restricted stock awards and restricted stock units	2.0	1.9
Weighted average shares - diluted	115.1	114.0

Net income per share - basic	$6.70	$7.64
Net income per share - diluted	$6.27	$7.17
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended March 31,
(Shares in millions)	2024	2023
Stock options	1.5	1.7

5. Marketable Securities
Marketable securities as of March 31, 2024 and December 31, 2023 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of March 31, 2024	Cost Basis	Gains	Losses	Value
Corporate bonds	$7,478.9	$6.1	$(83.9)	$7,401.1
U.S. government and government agency obligations	5,291.2	0.4	(18.2)	5,273.4
Sovereign bonds	59.8	—	(0.8)	59.0
Commercial paper	867.1	0.3	(0.5)	866.9
Certificates of deposit	389.7	0.2	—	389.9
Asset-backed securities	126.0	—	(1.3)	124.7
	$14,212.7	$7.0	$(104.7)	$14,115.0

As of December 31, 2023
Corporate bonds	$6,492.5	$10.4	$(104.9)	$6,398.0
U.S. government and government agency obligations	4,839.6	2.4	(8.6)	4,833.4
Sovereign bonds	58.1	—	(0.9)	57.2
Commercial paper	636.8	0.2	(0.2)	636.8
Certificates of deposit	520.8	0.6	—	521.4
Asset-backed securities	88.2	0.1	(1.2)	87.1
	$12,636.0	$13.7	$(115.8)	$12,533.9
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of March 31, 2024 mature at various dates through June 2029. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	March 31,	December 31,
(In millions)	2024	2023
Maturities within one year	$7,917.5	$8,114.8
Maturities after one year through five years	6,184.1	4,414.5
Maturities after five years	13.4	4.6
	$14,115.0	$12,533.9

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of March 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$4,490.4	$(10.7)	$2,910.7	$(73.2)	$7,401.1	$(83.9)
U.S. government and government agency obligations	5,220.4	(15.9)	53.0	(2.3)	5,273.4	(18.2)
Sovereign bonds	32.5	(0.2)	26.5	(0.6)	59.0	(0.8)
Commercial paper	866.9	(0.5)	—	—	866.9	(0.5)
Asset-backed securities	99.2	(0.6)	25.5	(0.7)	124.7	(1.3)
	$10,709.4	$(27.9)	$3,015.7	$(76.8)	$13,725.1	$(104.7)

As of December 31, 2023
Corporate bonds	$2,363.3	$(2.4)	$4,034.7	$(102.5)	$6,398.0	$(104.9)
U.S. government and government agency obligations	4,780.6	(6.0)	52.7	(2.6)	4,833.3	(8.6)
Sovereign bonds	12.4	(0.1)	44.8	(0.8)	57.2	(0.9)
Commercial paper	636.8	(0.2)	—	—	636.8	(0.2)
Asset-backed securities	61.8	(0.3)	25.3	(0.9)	87.1	(1.2)
	$7,854.9	$(9.0)	$4,157.5	$(106.8)	$12,012.4	$(115.8)
The unrealized losses on corporate bonds as of March 31, 2024 were primarily driven by increased interest rates. The Company has reviewed its portfolio of available-for-sale debt securities and determined that the decline in fair value below cost did not result from credit-related factors. In addition, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, such securities before recovery of their amortized cost bases.
With respect to marketable securities, for the three months ended March 31, 2024 and 2023, amounts reclassified from Accumulated other comprehensive loss into Other (expense) income, net were related to realized gains/losses on sales of available-for-sale debt securities. For the three months ended March 31, 2024 and 2023, realized gains/losses on sales of marketable securities were not material.

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

(In millions)		Fair Value Measurements at Reporting Date
As of March 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,056.4	$125.8	$930.6	$—
Available-for-sale debt securities:
Corporate bonds	7,401.1	—	7,401.1	—
U.S. government and government agency obligations	5,273.4	—	5,273.4	—
Sovereign bonds	59.0	—	59.0	—
Commercial paper	866.9	—	866.9	—
Certificates of deposit	389.9	—	389.9	—
Asset-backed securities	124.7	—	124.7	—
Equity securities (unrestricted)	679.4	679.4	—	—
Equity securities (restricted)	101.9	101.9	—	—
Total assets	$15,952.7	$907.1	$15,045.6	$—

Liabilities:
Contingent consideration	$59.0	$—	$—	$59.0

As of December 31, 2023
Assets:
Cash equivalents	$928.1	$6.4	$921.7	$—
Available-for-sale debt securities:
Corporate bonds	6,398.0	—	6,398.0	—
U.S. government and government agency obligations	4,833.4	—	4,833.4	—
Sovereign bonds	57.2	—	57.2	—
Commercial paper	636.8	—	636.8	—
Certificates of deposit	521.4	—	521.4	—
Asset-backed securities	87.1	—	87.1	—
Equity securities (unrestricted)	864.5	864.5	—	—
Equity securities (restricted)	112.9	112.9	—	—
Total assets	$14,439.4	$983.8	$13,455.6	$—

Liabilities:
Contingent consideration	$43.7	$—	$—	$43.7
As of March 31, 2024, the Company held restricted equity securities which are subject to transfer restrictions that expire in June 2024.

During the three months ended March 31, 2024 and 2023, the Company recorded $196.2 million and $164.7 million, respectively, of net unrealized losses on equity securities in Other (expense) income, net.
In addition to the investments summarized in the table above, as of March 31, 2024 and December 31, 2023, the Company had $73.7 million and $74.3 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
As a result of the Company's acquisition of Decibel Therapeutics, Inc. in September 2023, the Company recorded a contingent consideration liability within other liabilities. The fair value of the liability is determined based on the probability of achieving certain clinical development and regulatory milestones and estimated discount rates, and is remeasured each reporting period until the contingencies are resolved. During the three months ended March 31, 2024, the Company recorded a $15.3 million charge related to the change in the estimated fair value of the contingent consideration liability within Other operating expense (income), net.
The fair value of the Company's long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.497 billion and $1.528 billion as of March 31, 2024 and December 31, 2023, respectively.
7. Inventories
Inventories consist of the following:

	March 31,	December 31,
(In millions)	2024	2023
Raw materials	$814.8	$789.3
Work-in-process	1,108.1	1,121.8
Finished goods	180.5	147.3
Deferred costs	611.5	522.1
	$2,714.9	$2,580.5
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was (3.0%) and 4.7% for the three months ended March 31, 2024 and 2023, respectively. The Company's effective tax rate for the three months ended March 31, 2024 and 2023 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate. The effective tax rate for the three months ended March 31, 2024 was positively impacted, compared to the same period in 2023, primarily by additional stock-based compensation.
9. Stockholders' Equity
In November 2021, the Company's board of directors authorized a share repurchase program to repurchase up to $3.0 billion of the Company's Common Stock. As of June 30, 2023, the Company had repurchased the entire $3.0 billion of its Common Stock that it was authorized to repurchase under the program.
In January 2023, the Company's board of directors authorized an additional share repurchase program to repurchase up to $3.0 billion of the Company's Common Stock. The share repurchase program permits the Company to make repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of March 31, 2024, $1.233 billion remained available for share repurchases under the program.

The table below summarizes the shares of the Company's Common Stock the Company repurchased and the cost of the shares, which were recorded as Treasury Stock.

	Three Months Ended March 31,
(In millions)	2024	2023
Number of shares	0.3	0.9
Total cost of shares	$298.0	$693.9
In April 2024, the Company's board of directors authorized a new share repurchase program to repurchase up to an additional $3.0 billion of the Company's Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase programs described above.
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2024	2023
Cash and cash equivalents	$2,602.0	$3,916.3
Restricted cash included in Other noncurrent assets	7.8	12.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,609.8	$3,928.8
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	March 31,	December 31,	March 31,	December 31,
(In millions)	2024	2023	2023	2022
Accrued capital expenditures	$108.0	$75.4	$90.3	$70.8
Accrued contingent consideration in connection with acquisitions	$88.8	$71.6	$55.2	$135.5
11. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of March 31, 2024 and December 31, 2023, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.

Proceedings Relating to Praluent (alirocumab) Injection
United States
On May 27, 2022, the Company filed a lawsuit against Amgen Inc. in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On August 1 and 11, 2022, Amgen filed a motion to dismiss the complaint and a motion to stay these proceedings, respectively. On February 10, 2023, the court denied Amgen's motion to stay; and on March 21, 2023, the court denied Amgen's motion to dismiss. On August 28, 2023, the Company filed an amended complaint in this matter; and, as part of its response, on September 20, 2023, Amgen filed a counterclaim alleging that the Company engaged in unfair business practices in violation of state law. A trial has been scheduled to begin in November 2024.
Europe
On June 1, 2023, Amgen filed a lawsuit against the Company and certain of Sanofi's affiliated entities in the Munich Local Division of the Unified Patent Court (the "UPC") alleging infringement of Amgen's European Patent No. 3,666,797 (the "'797 Patent"). The lawsuit seeks, among other things, a permanent injunction in several countries in Europe and monetary damages. The '797 Patent is a divisional patent of European Patent No. 2,215,124 (the "'124 Patent") (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '124 Patent), which was previously invalidated by Technical Board of Appeal (the "TBA") of the European Patent Office (the "EPO"). A trial has been scheduled for October 16–17, 2024. Also on June 1, 2023, Sanofi filed an action in the Munich Central Division of the UPC seeking revocation of the '797 Patent. A trial has been scheduled for June 4–5, 2024.
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

On January 10, 2023, the Company filed notices of appeal of these decisions to the United States Court of Appeals for the Federal Circuit (the "Federal Circuit").

U.S. Patent Nos. 10,130,681 (the "'681 Patent") and 10,888,601 (the "'601 Patent")	Mylan, joined by Celltrion ('601 and '681 Patents) and Samsung Bioepis Co., Ltd. ('601 Patent)	IPR petitions seeking declarations of invalidity	July 1, 2022
On January 9, 2024, the USPTO issued final written decisions finding that that the challenged claims of the '681 and '601 Patents are unpatentable and, therefore, invalid.

On March 12, 2024, the Company filed notices of appeal of these decisions to the Federal Circuit.

	Samsung Bioepis, joined by Biocon Biologics Inc. ('601 Patent)	IPR petitions seeking declarations of invalidity	January 6, 2023 ('681 Patent) March 26, 2023 ('601 Patent)	On July 19, 2023 and October 20, 2023, the USPTO instituted IPR proceedings concerning the '681 Patent and the '601 Patent, respectively.
U.S. Patent No. 11,253,572 (the "'572 Patent")	Samsung Bioepis	IPR petition seeking declaration of invalidity	April 27, 2023	On November 17, 2023, the USPTO instituted IPR proceedings concerning the '572 Patent.
U.S. Patent Litigation
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan, a wholly-owned subsidiary of Viatris Inc., in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On April 20, 2023, Mylan filed a motion for summary judgment or partial summary judgment concerning four of the asserted patents. On April 26, 2023, the Company filed a stipulation accepting summary judgment of noninfringement of all asserted claims of the Company's U.S. Patent No. 11,104,715. On June 5, 2023, Biocon, as successor-in-interest to the aflibercept 2 mg biosimilar, was joined as a defendant to the lawsuit. A trial was held from June 12, 2023 through June 23, 2023 concerning certain claims of the '601 Patent, the '572 Patent, and the Company's U.S. Patent No. 11,084,865 (the "'865 Patent"). On December 27, 2023, the court issued a decision finding that (i) the asserted claims of the '865 Patent were valid and infringed by Mylan and (ii) the asserted claims of the '601 and '572 Patents were infringed by Mylan but were invalid as obvious. A scheduling conference has been set for May 17, 2024.
On November 8, November 22, and November 29, 2023, respectively, the Company filed patent infringement lawsuits against Celltrion, Samsung Bioepis, and Formycon AG in the United States District Court for the Northern District of West Virginia following service on Regeneron of each company's notice of commercial marketing. The lawsuits allege that each company has infringed certain Company patents, including based on each company's filing for FDA approval of an aflibercept 2 mg biosimilar. On December 27, 2023, the Company filed a second patent infringement lawsuit against Samsung Bioepis in the United States District Court for the Northern District of West Virginia alleging that Samsung's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. A scheduling conference has been set for May 17, 2024.
On January 10, 2024, the Company filed a patent infringement lawsuit against Amgen in the United States District Court for the Central District of California alleging that Amgen's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On January 11, 2024, the Company filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated pretrial proceedings with the lawsuits described in the preceding paragraph. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding paragraph. A scheduling conference before the United States District Court for the Northern District of West Virginia has been set for May 17, 2024.
Europe
Post-Grant Proceedings

Authority/Court	Company Patent(s)	Challenger(s)	Type of Challenge	Date of Challenge	Latest Events/Current Status
EPO	European Patent No. 2,944,306 (the "'306 Patent")	Anonymous parties	Opposition proceedings	October 26 and October 27, 2021	Oral hearing scheduled for November 2024.
EPO	European Patent No. 3,716,992 (the "EP '992 Patent")	Amgen and three anonymous parties	Opposition proceedings	May 5-10, 2023	Oral hearing to be scheduled.
EPO	European Patent No. 3,384,049 (the "'049 Patent")	Amgen and anonymous parties	Opposition proceedings	April 22-30, 2024	Oral hearing to be scheduled.
German Federal Patent Court	German designation of European Patent No. 2,364,691 (the "'691 Patent")	Samsung Bioepis NL B.V.	Invalidation proceedings	June 22, 2023	Trial has been scheduled to begin in June 2025.
High Court of Justice of England and Wales	United Kingdom designations of the '691 Patent and '306 Patent	Formycon AG and Klinge Biopharma GmbH	Invalidation proceedings and declaration of non-infringement by challengers' aflibercept 2 mg biosimilar	April 18, 2024	Trial to be scheduled.
Canada
Proceedings against Viatris Canada and BCIL
In 2022, the Company and Bayer Inc. filed patent infringement lawsuits against BGP Pharma ULC d.b.a Viatris Canada ("Viatris Canada") in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent") and 3,007,276 (the "'276 Patent") (in the lawsuit filed on June 15, 2022); the Company's Canadian Patent No. 2,965,495 (the "'495 Patent") (in the lawsuit filed on July 15, 2022); the Company's Canadian Patent No. 2,906,768 (the "'768 Patent") (in the lawsuit filed on August 30, 2022, which has been joined with the lawsuit filed on July 15, 2022); and the Company's Canadian Patent No. 3,129,193 (the "'193 Patent") (in the lawsuit filed on October 4, 2022). On June 5, 2023, following the transfer of Viatris Canada's New Drug Submission of its aflibercept 2 mg biosimilar to Biosimilar Collaborations Ireland Limited ("BCIL"), BCIL was added as a defendant in the lawsuit concerning the '510 Patent and the '276 Patent.
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
On March 1, 2024, the Company, Bayer Inc., Bayer Healthcare LLC, Viatris Canada, BCIL, and Biocon Biologics Limited entered into a settlement agreement concerning the lawsuits described in the preceding two paragraphs. Pursuant to the settlement agreement, each of such lawsuits has been dismissed and BCIL is generally precluded from launching its aflibercept 2 mg biosimilar product in Canada until July 1, 2025.

Proceedings against Amgen Canada
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
Proceedings against Celltrion
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
Proceedings against Apotex
On March 6, 2024, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Apotex Inc. in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the '510 Patent, the '276 Patent, the '495 Patent, the '768 Patent, the '193 Patent, and the '315 Patent. An oral hearing for certain motions concerning the '276 Patent, the '315 Patent, and the '510 Patent has been scheduled for July 8-9, 2024.
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
On March 2, 2023, the Company filed an affirmative scope confirmation action against Samsung Bioepis Co., Ltd. before the Intellectual Property Tribunal and Appeal Board of the Korean Intellectual Property Office seeking a ruling that Samsung Bioepis's aflibercept 2 mg biosimilar is covered by the claims of the '477 Patent. In March 2024, these proceedings were terminated as a result of the expiration of the '477 Patent.
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
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). The Company is also seeking injunctive relief and treble damages. On September 4, 2020, Novartis filed, and Vetter moved to join, a motion to dismiss the complaint, to transfer the lawsuit to the Northern District of New York, or to stay the suit; and on October 19, 2020, Novartis filed, and Vetter moved to join, a second motion to dismiss the complaint on different grounds. On January 25, 2021, the Company filed an amended complaint seeking a judgment that Novartis's conduct violates Section 2 of the Sherman Antitrust Act based on additional grounds, as well as a judgment of tortious interference with contract. On February 22, 2021, Novartis filed, and Vetter moved to join, a motion to dismiss the amended complaint. On September 21, 2021, the court granted Novartis and Vetter's motion to transfer this lawsuit to the Northern District of New York. As a result, this lawsuit was transferred to the same judge that had been assigned to the patent infringement lawsuit discussed above. On January 31, 2022, the court granted Novartis and Vetter's motion to dismiss the amended complaint. On June 10, 2022, the Company filed an appeal of the District Court's decision to dismiss the amended complaint with the U.S. Court of Appeals for the Second Circuit (the "Second Circuit"). On March 18, 2024, the Second Circuit reversed the District Court's decision to dismiss the amended complaint and remanded the lawsuit to the District Court for further proceedings consistent with the Second Circuit's opinion.
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
Department of Justice Matters
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST®, and ZALTRAP®); and certain other related documents and communications. On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law (the "June 2020 Civil Complaint"). On August 24, 2020, the Company filed a motion to dismiss the June 2020 Civil Complaint in its entirety. On December 4, 2020, the court denied the motion to dismiss. On December 28, 2022, the U.S. Attorney's Office for the District of Massachusetts filed a motion for partial summary judgment. On January 31, 2023, the Company filed a motion for summary judgment. An oral hearing on the parties' respective motions for summary judgment was held on July 21, 2023. On September 27, 2023, the court (i) denied in part and granted in part the Company's motion for summary judgment and (ii) denied in its entirety the motion for partial summary judgment filed by the U.S. Attorney's Office for the District of Massachusetts. On October 25, 2023, the court certified for interlocutory appeal a portion of the court's September 27, 2023 order that addressed the causation standard applicable to the alleged violations of the federal Anti-Kickback Statute and federal False Claims Act; and on December 11, 2023, the U.S. Court of Appeals for the First Circuit certified for appeal (i.e., accepted for review) the court's September 27, 2023 order.
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
In June 2021, the Company received a CID from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID states that the investigation concerns allegations that the Company (i) violated the False Claims Act by paying kickbacks to distributors and ophthalmology practices to induce purchase of EYLEA, including through discounts, rebates, credit card fees, free units of EYLEA, and inventory management systems; and (ii) inflated reimbursement rates for EYLEA by excluding applicable discounts, rebates, and benefits from the average sales price reported to the Centers for Medicare & Medicaid Services. The CID covers the period from January 2011 through June 2021. On November 29, 2023, the U.S. Department of Justice informed the Company that it had filed a notice of partial intervention in this matter. On March 28, 2024, the Department of Justice and the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint intervention in the U.S. District Court for the District of Massachusetts asserting causes of action under the federal False Claims Act and a claim for unjust enrichment. Also on March 28, 2024, the U.S. District Court of the District of Massachusetts unsealed a qui tam complaint against the Company, AmerisourceBergen, and Besse Medical by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states and municipalities, asserting causes of action under the federal False Claims Act and state and local laws, and alleging violations of the federal Anti-Kickback statute.
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
Proceedings Initiated by Other Payors Relating to Patient Assistance Organization Support
The Company is party to several lawsuits relating to the conduct alleged in the June 2020 Civil Complaint discussed under "Department of Justice Matters" above. These lawsuits were filed by UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") and Humana Inc. ("Humana") in the United States District Court for the Southern District of New York on December 17, 2020 and July 22, 2021, respectively; and by Blue Cross and Blue Shield of Massachusetts, Inc. and Blue Cross and Blue Shield of Massachusetts HMO Blue, Inc. (collectively, "BCBS"), Medical Mutual of Ohio ("MMO"), Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey ("Horizon"), and Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund ("Local 464A") in the U.S. District Court for the District of Massachusetts on December 20, 2021, February 23, 2022, April 4, 2022, and June 17, 2022, respectively. These lawsuits allege causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act and seek monetary damages and equitable relief. The MMO and Local 464A lawsuits are putative class action lawsuits. On December 29, 2021, the lawsuits filed by UHC and Humana were stayed by the United States District Court for the Southern District of New York pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts concerning the allegations in the June 2020 Civil Complaint. On September 27, 2022, the lawsuits filed by BCBS, MMO, and Horizon were stayed by the U.S. District Court for the District of Massachusetts pending resolution of the proceedings before the same court concerning the allegations in the June 2020 Civil Complaint; and, in light of these stays, the parties to the Local 464A action have also agreed to stay that matter.

Proceedings Relating to Shareholder Derivative Complaint
On June 29, 2021, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties in relation to the allegations in the June 2020 Civil Complaint discussed under "Department of Justice Matters" above. The complaint seeks an award of damages allegedly sustained by the Company; an order requiring Regeneron to take all necessary actions to reform and improve its corporate governance and internal procedures; disgorgement from the individual defendants of all profits and benefits obtained by them resulting from their sales of Regeneron stock; and costs and disbursements of the action, including attorneys' fees. On July 28, 2021, the defendants filed a notice of removal, removing the case from the New York Supreme Court to the U.S. District Court for the Southern District of New York. On September 23, 2021, the plaintiff moved to remand the case to the New York Supreme Court. Also on September 23, 2021, the individual defendants moved to dismiss the complaint in its entirety. On December 19, 2022, the U.S. District Court for the Southern District of New York denied the plaintiff's motion to remand the case and granted a motion to stay the case pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts concerning the allegations in the June 2020 Civil Complaint. As a result of the stay, the court also terminated the Company's motion to dismiss the complaint without prejudice. The Company can therefore renew the motion to dismiss upon conclusion of the stay.

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
Selected financial information is summarized as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Revenues	$3,145.0	$3,162.1
Net income	$722.0	$817.8
Net income per share - diluted	$6.27	$7.17
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
		✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓
Dupixent® (dupilumab) Injection(b)	Atopic dermatitis (in adults, adolescents, and pediatrics aged 6 months and older)	✓	✓	✓
	Asthma (in adults and adolescents)	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
	Asthma (in pediatrics 6–11 years of age)	✓	✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓
	Eosinophilic esophagitis ("EoE") (in adults and adolescents)	✓	✓
	EoE (in pediatrics 1–11 years of age)	✓
	Prurigo nodularis	✓	✓	✓
	Chronic spontaneous urticaria ("CSU") (in adults and adolescents)			✓
Libtayo® (cemiplimab) Injection	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓
	Metastatic or locally advanced first-line NSCLC (in combination with chemotherapy)	✓	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓
	Metastatic or recurrent second-line cervical cancer		✓	✓
Praluent® (alirocumab) Injection(c)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓
	HeFH in pediatrics and adolescents (8–17 years of age)	✓	✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
Kevzara (sarilumab) Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓
REGEN-COV®(d)	COVID-19		✓	✓
Evkeeza® (evinacumab) Injection(e)	HoFH (in adults, adolescents, and pediatrics aged 5 years and older)	✓	✓	✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab) Injection	Infection caused by Zaire ebolavirus	✓
Veopoz® (pozelimab) Injection	CD55-deficient protein-losing enteropathy ("CHAPLE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓
ARCALYST® (rilonacept) Injection(f)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults, adolescents, and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(g)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓

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

(d) In collaboration with Roche. Product is known as REGEN-COV in the United States and Ronapreve™ in other countries.
(e) The Company is solely responsible for the development and commercialization of Evkeeza in the United States and Ultragenyx is responsible for the development and commercialization of Evkeeza outside the United States.

(f) Kiniksa is solely responsible for the development and commercialization of ARCALYST.
(g) Sanofi is solely responsible for the development and commercialization of ZALTRAP.
Net product sales of Regeneron-discovered products consist of the following:

	Three Months Ended March 31,
	2024			2023			% Change
(In millions)	U.S.	ROW(g)	Total	U.S.	ROW	Total	(Total Sales)
EYLEA HD and EYLEA(a)	$1,401.6	$849.4	$2,251.0	$1,433.8	$847.1	$2,280.9	(1%)
Dupixent(b)	$2,218.0	$858.8	$3,076.8	$1,898.1	$586.9	$2,485.0	24%
Libtayo(c)	$159.2	$104.7	$263.9	$109.7	$72.9	$182.6	45%
Praluent(d)	$70.0	$131.3	$201.3	$40.2	$105.7	$145.9	38%
Kevzara(b)	$50.0	$44.1	$94.1	$39.2	$39.3	$78.5	20%
REGEN-COV(e)	$—	$1.2	$1.2	$—	$613.2	$613.2	(100%)
Other products(f)	$25.3	$17.7	$43.0	$18.1	$16.5	$34.6	24%

(a) Regeneron records net product sales of EYLEA HD and EYLEA in the United States, and Bayer records net product sales outside the United States. The Company records its share of profits in connection with sales outside the United States.

(b) Sanofi records global net product sales of Dupixent and Kevzara, and the Company records its share of profits in connection with global sales of such products.
(c) Effective July 1, 2022, the Company began recording net product sales of Libtayo outside the United States and pays Sanofi a royalty on global sales. Included in this line item for the first quarter of 2023 is approximately $6 million of net product sales recorded by Sanofi in connection with sales in certain markets outside the United States (Sanofi recorded net product sales in such markets during a transition period).

(d) Regeneron records net product sales of Praluent in the United States. Sanofi records net product sales of Praluent outside the United States and pays the Company a royalty on such sales.
(e) Roche records net product sales outside the United States and the parties share gross profits from sales based on a pre-specified formula.
(f) Included in this line item are products which are sold by the Company and others. Refer to "Results of Operations - Revenues" below for a complete listing of net product sales recorded by the Company. Not included in this line item are net product sales of ARCALYST, which are recorded by Kiniksa; net product sales of ARCALYST were $71 million for the fourth quarter of 2023.

(g) Rest of world ("ROW")

Programs in Clinical Development
Product candidates in Phase 2 and Phase 3 clinical development, which are being developed by us and/or our collaborators, are summarized in the table below.
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

Clinical Program	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA HD (aflibercept) 8 mg(a)		–RVO		–Approved by European Commission ("EC") and Japan's Ministry of Health, Labour and Welfare ("MHLW") for wAMD and DME
–Initiate Phase 3 study in RVO (mid-2024) to enable U.S. Food and Drug Administration ("FDA") submission

–Submit supplemental Biologics License Application ("sBLA") with two-year data for wAMD and DME (mid-2024)

Pozelimab(f) (REGN3918) Antibody to C5					–Initiate Phase 3 study in combination with cemdisiran in geographic atrophy (second half 2024)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit	–Ulcerative colitis –Eosinophilic gastroenteritis (Phase 2/3)	–Asthma in pediatrics (2–5 years of age) –Chronic obstructive pulmonary disease ("COPD")(d) –Bullous pemphigoid(c) –CSU –Chronic pruritus of unknown origin	–EoE in pediatrics (1–11 years of age) (EU) –COPD with type 2 inflammatory phenotype (U.S., EU, and Japan) –CSU in adults and adolescents (EU)	–Approved by FDA for EoE in pediatrics (1–11 years of age) –Approved by MHLW for CSU in adults and adolescents
–EC decision on regulatory submission for EoE in pediatrics (second half 2024)

–FDA decision on sBLA (target action date of June 27, 2024) and EC decision on regulatory submission (second half 2024) for COPD with type 2 inflammatory phenotype

–EC decision on regulatory submission for CSU in adults and adolescents (first half 2025)

–Report results from ongoing Phase 3 trial in CSU (in biologic-naïve patients) (fourth quarter 2024)

–Report results from Phase 3 trial in bullous pemphigoid (second half 2024)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones
Kevzara (sarilumab)(b) Antibody to IL-6R	–Polyarticular-course juvenile idiopathic arthritis ("pcJIA") (pivotal study) –Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)		–PMR (EU) –pcJIA (U.S. and EU)		–EC decision on regulatory submission for PMR (second half 2024) –FDA decision on sBLA (target action date of June 10, 2024) and EC decision (second half 2024) on regulatory submission for pcJIA
Itepekimab(b) (REGN3500) Antibody to IL-33	–Non-cystic fibrosis bronchiectasis ("NCFB")	–COPD(e)			–Report results from Phase 3 study in COPD (2025)
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1		–Birch allergy

Solid Organ Oncology

Libtayo (cemiplimab)(g) Antibody to PD-1	–Neoadjuvant CSCC –First-line NSCLC, BNT116(i) combination –Neoadjuvant hepatocellular carcinoma ("HCC")	–Adjuvant CSCC			–Conduct interim analysis from Phase 3 study in adjuvant CSCC (second half 2024)
Fianlimab(f) (REGN3767) Antibody to LAG-3	–First-line advanced NSCLC (Phase 2/3) (pivotal study)	–First-line metastatic melanoma(e) –First-line adjuvant melanoma
–Initiate potentially pivotal Phase 2 study (in combination with Libtayo) in perioperative melanoma (first half 2024)

–Initiate Phase 2 study (in combination with Libtayo) in perioperative NSCLC (first half 2024)

–Initiate Phase 2 study (in combination with Libtayo) in perioperative head and neck squamous cell carcinoma (2025)

–Initiate Phase 3 study (in combination with Libtayo) in first-line metastatic melanoma versus the combination of relatlimab and nivolumab (second half 2024)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones
Fianlimab(f) (REGN3767) (continued)					–Report results from Phase 3 study in first-line metastatic melanoma (2025) –Report initial data from Phase 2/3 study in first-line advanced NSCLC (second half 2024)
Vidutolimod Immune activator targeting TLR9	–Solid tumors			–Company paused enrollment in Phase 2 study related to drug supply
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer
Nezastomig (REGN5678) Bispecific antibody targeting PSMA and CD28	–Prostate cancer				–Initiate cohorts in combination with REGN4336 (PSMAxCD3) in metastatic castration-resistant prostate cancer (first half 2024)
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors

Hematology

Pozelimab(f) (REGN3918) Antibody to C5		–Myasthenia gravis, cemdisiran combination(c)(l) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(l)
Odronextamab(m) (REGN1979) Bispecific antibody targeting CD20 and CD3	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–Follicular lymphoma ("FL") –Diffuse large B-cell lymphoma ("DLBCL")	–Relapsed/refractory FL and DLBCL (EU)	–FDA issued Complete Response Letters ("CRLs") for BLA for relapsed/refractory FL and DLBCL due to enrollment status of confirmatory Phase 3 trials	–EC decision on Marketing Authorization Application ("MAA") for relapsed/refractory FL and DLBCL (second half 2024)
Linvoseltamab(f) (REGN5458) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma (pivotal study)(c)(e) –Earlier (pre-malignant) multiple myeloma	–Multiple myeloma(c)(e)	–Relapsed/refractory multiple myeloma (U.S.(n) and EU)		–FDA decision on BLA (target action date of August 22, 2024) and EC decision on MAA (first half 2025) for relapsed/refractory multiple myeloma

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones
NTLA-2001(j) TTR gene knockout using CRISPR/Cas9		–Transthyretin amyloidosis(c) with cardiomyopathy ("ATTR-CM")
REGN9933 Antibody to Factor XI	–Thrombosis				–Report results from Phase 2 study in thrombosis (second half 2024)

Internal Medicine/Genetic Medicines

Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	–Healthy volunteers				–Initiate Phase 2 obesity study of trevogrumab in combination with semaglutide with and without garetosmab (mid-2024)
Mibavademab(f) (REGN4461) Agonist antibody to leptin receptor ("LEPR")	–Generalized lipodystrophy(d)(e)
REGN5381 Agonist antibody to NPR1	–Heart failure
ALN-HSD(o) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")
ALN-APP(k) RNAi therapeutic targeting APP	–Cerebral amyloid angiopathy ("CAA")

Note: For purposes of the table above, a program is classified in Phase 2 or 3 clinical development after recruitment for the corresponding study or studies has commenced.
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
(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column relates to U.S., EU, and Japan regulatory submissions only
(i) BioNTech's BNT116 is an mRNA cancer vaccine.
(j) In collaboration with Intellia
(k) In collaboration with Alnylam
(l) Under the terms of our license agreement for the combination consisting of cemdisiran and pozelimab, Alnylam is entitled to receive royalties on sales of the combination (if any), as well as sales milestones.

(m) FDA granted Fast Track designation for follicular lymphoma and diffuse large B-cell lymphoma
(n) Company is seeking accelerated approval in the United States
(o) Alnylam elected to opt-out of the product candidate. Under the terms of our agreement, Alnylam is entitled to receive royalties on sales of the product, if any.

Additional Information - Clinical Development Programs
In 2024, a Phase 1 study of linvoseltamab, in combination with dupilumab, in severe food allergy was initiated.
A Phase 1/2 study of DB-OTO, an AAV-based gene therapy, in children with profound genetic hearing loss due to mutations of the oteoferlin gene is ongoing. The Company will present updated data from the Phase 1/2 trial at the May 2024 American Society of Gene and Cell Therapy ("ASGCT") annual conference.
Collaboration, License, and Other Agreements
Sanofi
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the collaboration, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits; however, we are only required to apply 20% of our share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of March 31, 2024, the total amount of our contingent reimbursement obligation to Sanofi (i.e., "development balance") in connection with such development expenses was approximately $2.200 billion.
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
Under the terms of the collaboration, the parties perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development/co-commercialization collaboration agreement ("Co-Co Collaboration Agreement") (under which the parties are advancing ALN-APP) or a license agreement structure. The initial target nomination and discovery period is five years (which may under certain situations automatically be extended for up to seven years in the aggregate) (the "Research Term"). In addition, we have an option to extend the Research Term for an additional five-year period for a research extension fee of $300.0 million.
For CNS programs and liver programs, under a Co-Co Collaboration Agreement, the party designated as the lead party will lead development and commercialization of the program and the parties will split profits and share costs equally, subject to certain co-funding opt-outs at specified clinical trial phases or under other conditions. Alnylam is the lead party for ALN-APP.
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
The parties have entered into various license agreements, including for a combination consisting of cemdisiran (a small interfering RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway being developed by Alnylam) and pozelimab, with us as the licensee.
Intellia
In 2016, we entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. NTLA-2001, which is in clinical development, is subject to a co-development and co-commercialization arrangement pursuant to which Intellia will lead development and commercialization activities and the parties share an agreed-upon percentage of development expenses and profits (if commercialized). The collaboration was expanded in 2020 to provide us with rights to develop products for additional in vivo CRISPR/Cas9-based therapeutic targets and for the companies to jointly develop potential products for the treatment of hemophilia A and B, with Regeneron leading development and commercialization activities. In addition, we also received non-exclusive rights to independently develop and commercialize ex vivo gene edited products.
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
In addition, in October 2023, we elected to extend the period for selecting targets under the 2016 license and collaboration agreement for an additional two years until April 2026; as a result, we made a $30.0 million extension payment to Intellia.
In March 2024, Intellia elected to opt-out of further development activities pursuant to the Factor IX co-development and co-commercialization agreement; as a result, we retain the right to develop and commercialize products directed to Factor IX, and Intellia will be entitled to receive milestone payments and royalties on sales (if any).
Decibel
In 2017, we entered into an agreement with Decibel Therapeutics, Inc. to discover and develop new potential therapeutics to protect, repair and restore hearing (including DB-OTO, which is currently in clinical development, and preclinical programs for GJB2-related and stereocilin-related hearing loss).
In August 2023, we acquired Decibel by paying $101.3 million in cash (or $4.00 per share of Decibel common stock). In addition, Decibel shareholders received one non-tradeable contingent value right ("CVR") per share of Decibel common stock, entitling them to receive up to an additional $3.50 per share in cash upon achievement of certain clinical development and regulatory milestones for DB-OTO within specified time periods. The maximum aggregate amount that holders of the CVRs may be entitled to receive if all the milestones contemplated by the CVRs are achieved is approximately $97 million.
2seventy bio
In 2018, we entered into a collaboration agreement with bluebird bio, Inc. (which subsequently spun out 2seventy bio, Inc. in 2021) to research, develop, and commercialize novel cell therapy approaches to address cancer.
In April 2024, we acquired full development and commercialization rights to 2seventy bio's oncology and autoimmune preclinical and clinical stage cell therapy pipeline. Under the terms of the agreement, we made a $5.0 million up-front payment, and have assumed ongoing program, infrastructure, and personnel costs related to the product candidates acquired. In addition, we are obligated to pay 2seventy bio a regulatory milestone upon the first major market approval of the first approved product; and, with respect to any approved product, a low single-digit percent royalty on sales.
General
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the success in commercializing EYLEA HD, EYLEA, and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, a portion of which we expect to be reimbursed by our collaborators. In addition, our research and development activities and related costs which are not reimbursed are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.
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
Results of Operations
Net Income

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Revenues	$3,145.0	$3,162.1
Operating expenses	2,393.6	2,215.4
Income from operations	751.4	946.7
Other income (expense)	(50.7)	(88.7)
Income before income taxes	700.7	858.0
Income tax (benefit) expense	(21.3)	40.2
Net income	$722.0	$817.8

Net income per share - diluted	$6.27	$7.17

Revenues

	Three Months Ended March 31,
(In millions)	2024	2023	$ Change
Net product sales:
EYLEA HD - U.S.	$200.0	$—	$200.0
EYLEA - U.S.	1,201.6	1,433.8	(232.2)
Total EYLEA HD and EYLEA - U.S.	1,401.6	1,433.8	(32.2)
Libtayo - U.S.	159.2	109.7	49.5
Libtayo - ROW	104.7	67.2	37.5
Total Libtayo - Global	263.9	176.9	87.0
Praluent - U.S.	70.0	40.2	29.8
Evkeeza - U.S.	24.8	14.9	9.9
Inmazeb - Global	1.0	2.2	(1.2)
Total net product sales	$1,761.3	$1,668.0	$93.3

Collaboration revenue:
Sanofi	$909.8	$798.4	$111.4
Bayer	356.0	356.9	(0.9)
Roche	0.5	222.2	(221.7)
Other	0.5	0.6	(0.1)
Other revenue	116.9	116.0	0.9
Total revenues	$3,145.0	$3,162.1	$(17.1)
Net Product Sales
In August 2023, the FDA approved EYLEA HD in the United States.
Net product sales of EYLEA in the United States decreased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to changing market dynamics, resulting in lower volumes and a lower net selling price.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2024	2023
Regeneron's share of profits in connection with commercialization of antibodies	$804.0	$636.5
Reimbursement for manufacturing of commercial supplies(a)	105.8	161.9
Total Sanofi collaboration revenue	$909.8	$798.4

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Global net product sales of Dupixent and Kevzara are recorded by Sanofi in connection with the Antibody Collaboration, and we and Sanofi share profits on such sales.

Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended March 31,
(In millions)	2024	2023
Dupixent and Kevzara net product sales	$3,170.9	$2,563.5
Regeneron's share of collaboration profits	$925.9	$711.4
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(121.9)	(74.9)
Regeneron's share of profits in connection with commercialization of antibodies	$804.0	$636.5

Regeneron's share of profits as a percentage of Dupixent and Kevzara net product sales	25%	25%
The increase in our share of profits in connection with commercialization of antibodies for the three months ended March 31, 2024, compared to the same periods in 2023, was driven by higher profits associated with Dupixent sales.
Bayer Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2024	2023
Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States	$333.9	$331.6
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	22.1	25.3
Total Bayer collaboration revenue	$356.0	$356.9

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Bayer records net product sales of EYLEA 8 mg and EYLEA outside the United States. Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States is summarized below:

	Three Months Ended March 31,
(In millions)	2024	2023
EYLEA 8 mg and EYLEA net product sales outside the United States	$849.4	$847.1
Regeneron's share of collaboration profit from sales outside the United States	$350.5	$346.9
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(16.6)	(15.3)
Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States	$333.9	$331.6

Regeneron's share of profits as a percentage of EYLEA 8 mg and EYLEA net product sales outside the United States	39%	39%
Roche Collaboration Revenue
Roche distributes and records net product sales of Ronapreve outside the United States, and the parties share gross profits from sales. For the three months ended March 31, 2024 and 2023, our share of gross profits in connection with sales of Ronapreve outside the United States was $0.5 million and $222.2 million, respectively.

Expenses

	Three Months Ended March 31,
(In millions, except headcount data)	2024	2023	Change
Research and development(a)	$1,248.4	$1,101.2	$147.2
Acquired in-process research and development	7.1	56.1	(49.0)
Selling, general, and administrative(a)	689.0	601.1	87.9
Cost of goods sold	240.4	208.4	32.0
Cost of collaboration and contract manufacturing(b)	193.4	249.1	(55.7)
Other operating expense (income), net	15.3	(0.5)	15.8
Total operating expenses	$2,393.6	$2,215.4	$178.2

Average headcount	13,677	12,099	1,578

(a) Includes costs incurred net of any cost reimbursements from collaborators who are not deemed to be our customers
(b) Includes costs incurred in connection with producing commercial drug supplies for collaborators and others
Operating expenses for the three months ended March 31, 2024 and 2023 included a total of $230.1 million and $238.7 million, respectively, of stock-based compensation expense related to equity awards granted under our long-term incentive plans.

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

	Three Months Ended March 31,
(In millions)	2024	2023*	$ Change
Direct research and development expenses:
Fianlimab	$64.0	$34.8	$29.2
Linvoseltamab	63.3	14.8	48.5
Dupixent (dupilumab)	36.3	49.2	(12.9)
Odronextamab	26.1	22.1	4.0
Libtayo (cemiplimab)	22.6	32.9	(10.3)
EYLEA HD (aflibercept) 8 mg	21.9	25.7	(3.8)
Itepekimab	19.3	19.4	(0.1)
Pozelimab	12.0	9.9	2.1
Other product candidates in clinical development and other research programs	142.8	113.6	29.2
Total direct research and development expenses	408.3	322.4	85.9

Indirect research and development expenses:
Payroll and benefits	418.9	399.0	19.9
Lab supplies and other research and development costs	55.9	49.9	6.0
Occupancy and other operating costs	134.6	121.9	12.7
Total indirect research and development expenses	609.4	570.8	38.6

Clinical manufacturing costs	274.5	250.1	24.4

Reimbursement of research and development expenses by collaborators	(43.8)	(42.1)	(1.7)

Total research and development expenses	$1,248.4	$1,101.2	$147.2

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Research and development expenses included stock-based compensation expense of $123.0 million and $139.5 million for the three months ended March 31, 2024 and 2023, respectively.
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Part II, Item 1A. "Risk Factors." There is also variability in the duration and costs necessary to develop a product candidate, potential opportunities and/or uncertainties related to future indications to be studied, and the estimated cost and scope of the projects. The lengthy process of seeking FDA and other applicable approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business. We are unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Acquired In-process Research and Development ("IPR&D")
Acquired IPR&D for the three months ended March 31, 2023 included a $45.0 million up-front payment in connection with our collaboration agreement with Sonoma Biotherapeutics, Inc.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended March 31, 2024, compared to the same period in 2023, due to an increase in commercialization-related expenses to support our launch of EYLEA HD and higher headcount and headcount-related costs primarily related to the international expansion in support of Libtayo and hematology product launch preparations. Selling, general, and administrative expenses also included stock-based compensation expense of $86.2 million and $76.8 million for the three months ended March 31, 2024 and 2023, respectively.
Cost of Goods Sold
Cost of goods sold increased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to higher start-up costs for our Rensselaer, New York fill/finish facility.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing decreased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the recognition of lower Dupixent manufacturing costs as a result of the transition to a higher-yielding manufacturing process.
Other Operating Expense (Income)
Other operating expense (income), net, for the three months ended March 31, 2024 reflects a $15.3 million charge related to the increase in the estimated fair value of the contingent consideration liability recognized in connection with our 2023 acquisition of Decibel Therapeutics, Inc.
Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended March 31,
(In millions)	2024	2023
Unrealized losses on equity securities, net	$(196.2)	$(164.7)
Interest income	161.5	95.2
Other	0.1	(1.2)
Other (expense) income, net	(34.6)	(70.7)
Interest expense	(16.1)	(18.0)
Total other income (expense)	$(50.7)	$(88.7)

Income Taxes

	Three Months Ended March 31,
(In millions, except effective tax rate)	2024	2023
Income tax (benefit) expense	$(21.3)	$40.2
Effective tax rate	(3.0%)	4.7%
The Company's effective tax rate for the three months ended March 31, 2024 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate. The effective tax rate for the three months ended March 31, 2024 was positively impacted, compared to the same period in 2023, primarily by additional stock-based compensation.
Certain countries in which we have operations, including Ireland, have adopted legislation influenced by the Organization for Economic Co-operation and Development ("OECD") Global Anti-Base Erosion Model Rules ("Pillar Two") framework, including a minimum tax rate of 15%. The adoption of the Pillar Two framework did not have a material impact on our effective tax rate for the three months ended March 31, 2024. It is uncertain whether the United States will enact legislation to adopt the Pillar Two framework. We continue to evaluate additional guidance released by the OECD, along with the pending legislative adoption by additional individual countries.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31,	December 31,
(In millions)	2024	2023	$ Change
Financial assets:
Cash and cash equivalents	$2,602.0	$2,730.0	$(128.0)
Marketable securities - current	7,917.5	8,114.8	(197.3)
Marketable securities - noncurrent	6,978.8	5,396.5	1,582.3
	$17,498.3	$16,241.3	$1,257.0

Working capital:
Current assets	$18,871.5	$19,479.2	$(607.7)
Current liabilities	3,580.9	3,423.4	157.5
	$15,290.6	$16,055.8	$(765.2)

Borrowings and finance lease liabilities:
Long-term debt	$1,983.3	$1,982.9	$0.4
Finance lease liabilities	$720.0	$720.0	$—
As of March 31, 2024, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
(In millions)	2024	2023	$ Change
Cash flows provided by operating activities	$1,512.5	$1,367.6	$144.9
Cash flows used in investing activities	$(1,687.1)	$(235.7)	$(1,451.4)
Cash flows provided by (used in) financing activities	$47.1	$(322.5)	$369.6
Cash Flows from Investing Activities
Capital expenditures for the three months ended March 31, 2024 included costs incurred in connection with the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York location, as well as costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including equipment related to the fill/finish facility). We expect to incur capital expenditures of $780 million to $880 million for the full year of 2024 primarily in connection with the continued expansion of our facilities in Tarrytown and Rensselaer (including the fill/finish facility).
Payments for the Libtayo intangible asset of $27.9 million and $100.9 million for the three months ended March 31, 2024 and 2023, respectively, were related to contingent consideration in connection with our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $682.1 million for the three months ended March 31, 2024, compared to $485.2 million for the three months ended March 31, 2023. For information related to repurchases of Common Stock, see "Share Repurchase Programs" section below.
Share Repurchase Programs
In January 2023, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock. The share repurchase program permits the Company to make repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of March 31, 2024, $1.233 billion remained available for share repurchases under the program.
The table below summarizes the shares of our Common Stock we repurchased and the cost of the shares, which were recorded as Treasury Stock.

	Three Months Ended March 31,
(In millions)	2024	2023
Number of shares	0.3	0.9
Total cost of shares	$298.0	$693.9
In April 2024, our board of directors authorized a new share repurchase program to repurchase up to an additional $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase program described above.
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed February 5, 2024). There have been no material changes to critical accounting estimates during the three months ended March 31, 2024.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed February 5, 2024). There have been no material changes to our market risks or to our management of such risks as of March 31, 2024.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are substantially dependent on the success of our ophthalmology portfolio, which consists of EYLEA and, since its August 2023 FDA approval, EYLEA HD. EYLEA net product sales have historically represented a substantial portion of our revenues, and we expect that there will continue to be a concentration of our net sales from the net product sales of EYLEA HD and EYLEA. For the three months ended March 31, 2024 and 2023, our aggregate EYLEA HD and EYLEA net product sales in the United States represented 45% and 45% of our total revenues, respectively; and EYLEA HD U.S. net product sales represented 6% of our total revenues for the three months ended March 31, 2024. If we are successful in commercializing EYLEA HD, we expect that our dependence on EYLEA HD will grow relative to our historical dependence on EYLEA. If we experience difficulty with the commercialization of EYLEA HD or EYLEA in the United States or if Bayer experiences any difficulty with the commercialization of EYLEA HD or EYLEA outside the United States, if EYLEA net product sales experience a sustained decline in or outside the United States without an offset from EYLEA HD net product sales, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed. For the three months ended March 31, 2024, aggregate EYLEA HD U.S. and EYLEA U.S. net product sales decreased by 2%, compared to the same period in 2023. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) will expire after May 17, 2024. See "Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products" below. As a result, we face the risk of lower EYLEA net product sales due to biosimilar competition following such expiration, which may have a material adverse impact on our results of operations. The degree to which EYLEA HD net product sales may offset any potential decrease in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
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
•the effect of existing and new healthcare laws and regulations currently being considered or implemented in the United States and globally, including measures requiring the U.S. government in the future to negotiate the prices of certain drugs and price reporting and other disclosure requirements and the potential impact of such requirements on physician prescribing practices and payor coverage;
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
•the outcome of the pending proceedings relating to EYLEA (described further in Note 11 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
•the outcome of the pending government proceedings and investigations and other matters described in Note 11 to our Condensed Consolidated Financial Statements included in this report (including the civil proceedings initiated or joined by the U.S. Department of Justice and the U.S. Attorney's Office for the District of Massachusetts); and
•the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so.
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
Our future revenues and profitability will be adversely affected in a material manner if such third-party payors do not adequately defray or reimburse the cost of our marketed products. If these entities do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payors cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payors more expensive for patients. Third-party payors may also require prior authorization for reimbursement, or require failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. As our currently marketed products and most of our product candidates are biologics, bringing them to market may cost more than bringing traditional, small-molecule drugs to market due to the complexity associated with the research, development, production, supply, and regulatory review of such products. Given cost sensitivities in many healthcare systems, our currently marketed products and product candidates are likely to be subject to continued pricing pressures, which may have an adverse impact on our business, prospects, operating results, and financial condition.
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
Government and other third-party payors (including PBMs) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria, such as step therapy (i.e., requiring the use of less costly medications before more costly medications are approved for coverage). Private payor healthcare and insurance providers, health maintenance organizations, and PBMs are increasingly requiring significant discounts and rebates from manufacturers as a condition to including products on formulary with favorable coverage and copayment/coinsurance. Some states have also enacted or are considering legislation to control the prices and reimbursement of prescription drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional healthcare reform measures in the future that will impose additional constraints on prices and reimbursements for our marketed products.
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
While enacted into law, it is currently unclear the extent to which the policy changes will ultimately impact reimbursement levels of our marketed products, including those covered under Medicare Part B (such as EYLEA and EYLEA HD), or our product candidates that may be covered under Medicare Part B or Medicare Part D in the future.
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
EYLEA and EYLEA HD. EYLEA and EYLEA HD face significant competition in the marketplace. For example, each of EYLEA and EYLEA HD competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); biosimilar versions of Lucentis commercialized in the United States by Biogen Inc. and Sandoz Group AG; and Biocon Biologics Ltd's biosimilar version of EYLEA approved in the EU. Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's and EYLEA HD's respective indications, and we are aware of another company developing an ophthalmic formulation of such product. In DME (and, in the case of EYLEA, also RVO), EYLEA and EYLEA HD also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's and EYLEA HD's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several other companies developing biosimilar versions of EYLEA and other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
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
Dupixent. The market for Dupixent's current and potential future indications is also increasingly competitive. In atopic dermatitis, there are topical and systemic JAK inhibitors and antibodies against IL-13 approved or in development for atopic dermatitis. In addition, a number of companies are developing antibodies against IL-4Ra, IL-13Ra1, OX40(L), and/or IL-31R that may compete with Dupixent in atopic dermatitis and other indications (including asthma and/or prurigo nodularis), as applicable. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or thymic stromal lymphopoietin ("TSLP"); and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP and EoE. There are several other potentially competitive products in development that may compete with Dupixent in asthma, as well as potential future indications, including antibodies against the IL-33 ligand. Dupixent also faces competition from inhaled products in asthma and potential future indications.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the three months ended March 31, 2024 and 2023, our product sales to two distributor customers accounted on a combined basis for 75% and 77% of our total gross product revenue, respectively. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and PBMs, or further consolidation among the healthcare providers served by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
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
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug we intend to sell. We must obtain and maintain similar regulatory approvals from comparable foreign regulatory authorities in order to sell drugs outside the United States. Obtaining FDA or comparable foreign regulatory authority approval for a new drug or indication is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. Additionally, in the United States, the FDA may determine that a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies or additional analyses of data from existing studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies or analyses that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies or analyses, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval. For example, in October 2023, the FDA issued a CRL for the sBLA for Dupixent in CSU stating that additional efficacy data are required to support an approval. While results from an ongoing Phase 3 clinical trial (in biologic-naïve patients) are expected in late 2024, there can be no assurance that such data will ultimately result in FDA approval. In addition, in April 2024, during its review of our sBLA for Dupixent in COPD with type 2 inflammatory phenotype (with a target action date of June 27, 2024), the FDA requested that we provide additional analyses regarding sub-populations from the BOREAS and NOTUS pivotal studies by the end of May 2024. While we anticipate providing these additional analyses to the FDA substantially sooner, if the FDA determines that these analyses constitute a major amendment of the sBLA, the FDA's review of the sBLA would be extended by up to three months pursuant to the applicable regulations.
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
If we believe we meet eligibility requirements, we may apply for various regulatory incentives in the United States, such as breakthrough therapy designation, fast track designation, accelerated approval, or priority review, where available, that serve to expedite drug development and/or review, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not product candidates qualify for such regulatory incentives and benefits, and we cannot guarantee we would be successful in obtaining beneficial regulatory designations by the FDA or other regulatory agencies. Even if obtained, such designations may not result in faster development processes, reviews, or approvals compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may later decide that any of our development programs no longer meets the conditions for a beneficial regulatory designation (including due to factors beyond our control, such as intervening competitive developments) or decide that the time period for FDA review or approval will not be shortened. FDA guidance relating to accelerated approval of oncology therapeutics indicates that a confirmatory trial for a particular oncology product candidate should be underway when the related BLA is submitted to the FDA and also states that the FDA may require that a confirmatory trial for a particular oncology product candidate be well underway, if not fully enrolled, by the time of the accelerated approval action. Application of this guidance and related rules to our product candidates may result in a delay of the FDA review and approval process despite any earlier beneficial regulatory designation such product candidates may have received. For example, in March 2024, the FDA issued CRLs concerning our BLA for odronextamab for the treatment of relapsed/refractory FL and DLBCL due to the enrollment status of confirmatory Phase 3 trials.

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
Before approving a new drug or biologic product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, the manner in which such principles are implemented may not be specifically delineated, which can present a challenging environment as the FDA and comparable foreign regulatory authorities increasingly scrutinize compliance with these requirements and regulations. As a result, manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For example, in June 2023, the FDA issued a CRL concerning the Company's BLA for EYLEA HD for the treatment of wAMD, DME, and DR due to unresolved observations resulting from an inspection at a third-party fill/finish provider, which resulted in a delay of the FDA approval of EYLEA HD by nearly two months. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we are currently party to patent infringement and other proceedings relating to EYLEA, as described in Note 11 to our Condensed Consolidated Financial Statements.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned or if there is greater demand than currently expected for our marketed products. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators, and may also rely on contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. The COVID-19 pandemic has exacerbated, and this or other public health outbreaks, epidemics, or pandemics may in the future further exacerbate, certain of these risks. For example, the impact of having to prioritize certain manufacturing-related resources for our COVID-19 monoclonal antibodies in recent years included and may in the future include, among other things, drawing down inventory safety stock levels for certain of our other products (including Dupixent and EYLEA). Depending on the demand for our products and other relevant factors, we may not be able to replenish our inventory safety stock to the levels we deem prudent or supply our products and product candidates in sufficient quantities to satisfy our commercial and development needs. We also currently rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we have constructed a fill/finish facility in Rensselaer, New York that is currently undergoing process validation as required by regulatory authorities (refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for information about expected capital expenditures relating to this and other projects). In addition, we may need to develop or acquire additional manufacturing capabilities to the extent we or our collaborators pursue the development of drugs generated by means other than our existing "Trap" or VelociSuite® technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and it could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
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
Many of our products and product candidates are very difficult to manufacture. As our products and most of our product candidates are biologics, they require processing steps that are more difficult than those required for many other chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process (which may not be detectable by us or our collaborators in a timely manner), have led in the past and could lead in the future to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims, and/or insufficient inventory. Also, the complexity of our manufacturing process may make it difficult, time-consuming, and expensive to transfer our technology to our collaborators or contract manufacturers.
Certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of the COVID-19 pandemic and the armed conflict between Russia and Ukraine, which have exacerbated many of these issues, or other public health outbreaks, epidemics, or pandemics or geopolitical developments). Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including if the recently proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted or if other trade restrictions were to be imposed. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates or advance our or our collaborators' preclinical research or clinical development programs, which could materially and adversely affect our business and future prospects.
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
We and our collaborators and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Our inability, or the inability of our collaborators and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. For example, in June 2023, the FDA issued a CRL concerning the Company's BLA for EYLEA HD for the treatment of wAMD, DME, and DR due to unresolved observations resulting from an inspection at a third-party fill/finish provider, which resulted in a delay of the FDA approval of EYLEA HD by nearly two months. Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
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
The FDA regulates the marketing and promotion of our products, which must comply with the Food, Drug, and Cosmetic Act and applicable FDA implementing standards. The FDA's review of promotional activities includes healthcare provider-directed and direct-to-consumer advertising, certain communications regarding unapproved uses, industry-sponsored scientific and educational activities, and sales representatives' communications. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS"), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug. Any such failures could also cause significant reputational harm. The FDA may take enforcement action for promoting unapproved uses of a product or other violations of its advertising laws and regulations. The applicable regulations in countries outside the U.S. grant similar powers to the competent authorities and impose similar obligations on companies.
In addition to FDA and related regulatory requirements, we are subject to healthcare "fraud and abuse" laws, such as the federal civil False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. The U.S. federal healthcare program anti-kickback statute (the "AKS") prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving payments or other remuneration, directly or indirectly, to induce or reward someone to purchase, prescribe, endorse, arrange for, or recommend a product or service that is reimbursed under federal healthcare programs such as Medicare or Medicaid. If we provide payments or other remuneration to a healthcare professional to induce the prescribing of our products, we could face liability under state and federal anti-kickback laws. The Bipartisan Budget Act of 2018 has increased the criminal and civil penalties that can be imposed for violating certain federal healthcare laws, including the federal anti-kickback statute.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment for individuals and the curtailment or restructuring of operations. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 11 to our Condensed Consolidated Financial Statements included in this report, we are party to civil proceedings initiated or joined by the U.S. Department of Justice and the U.S. Attorney's Office for the District of Massachusetts concerning certain business activities; and we are cooperating with other pending government investigations. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion in any such proceedings or investigations could harm our business, prospects, operating results, and financial condition.
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
We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B program (which is administered by the Health Resources and Services Administration ("HRSA")), the U.S. Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program, the Tricare Retail Pharmacy Program, and other federal and state government pricing programs. Such programs often require us to provide discounts and/or pay rebates to certain government payors and/or private purchasers.
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
In particular, our business activities outside the United States (which have recently expanded, and are expected to continue to expand, due to, in part, our efforts to establish our commercialization and co-commercialization capabilities in certain jurisdictions outside the United States) are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to expand internationally, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
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
We are subject to income tax in the United States and foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from the applicable statutory tax rates and relative earnings in each taxing jurisdiction. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. Domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, tax assessments or judgments in excess of accrued amounts that we have estimated in preparing our financial statements may materially and adversely affect our reported effective tax rate or our cash flows. Further, other factors may adversely affect our effective tax rate, including changes in the mix of our profitability from country to country, tax effects of stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control), and changes in tax laws or regulations. For example, the OECD Pillar Two framework has influenced tax laws in countries in which we operate, including the implementation of minimum taxes. Changes to these or other laws and regulations or their interpretations could materially adversely impact our effective tax rate or cash flows.
We face risks related to the personal data we collect, process, and share.
Our ability to conduct our business is significantly dependent on the data that we collect, process, and share in discovering, developing, and commercializing drug products. These data are often considered personal data and are therefore regulated by data privacy laws in the United States and abroad.
We have operations and conduct business in several countries outside the United States and plan to significantly expand the scope of these activities in those and/or additional countries, as discussed above under "Risks associated with our operations outside the United States could adversely affect our business." These activities subject us to additional data protection authority oversight and require us to comply with stringent local and regional data privacy laws, including the EU's General Data Protection Regulations ("GDPR"). The GDPR has a wide range of compliance obligations, including increased consent and transparency requirements and data subject rights. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher)). In addition to the GDPR, certain EU Member States have issued or will be issuing their own implementation legislation. In 2021, the EC introduced new standard contractual clauses required to be incorporated into certain new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside the EU. Many of the countries that have comprehensive data privacy laws have modeled their requirements after the GDPR. Compliance with these requirements has been and is expected to continue to be costly and time consuming.
We conduct clinical trials in many countries around the world, which have new or evolving data privacy laws that are often not interpreted consistently by regulatory authorities, institutional review boards/ethics committees, or clinical trial sites. This complexity has resulted in increased liability in the management of clinical trial data, as well as additional compliance, contractual, and due-diligence obligations that could lead to a delay in clinical trial site start-up. There also has been an increase of enforcement activities in various EU countries that require evidence of compliance with local data privacy requirements. While we continue to monitor these developments, there remains some uncertainty surrounding the legal and regulatory environment for these evolving privacy and data protection laws. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including the risk of substantial financial penalties for insufficient notice and consent, failure to respond to data subject rights requests, lack of a legal basis for the transfer of personal information out of the EU or other countries with localization laws (i.e., laws mandating that personal data collected in a foreign country be processed and stored within that country), or improper processing of personal data. Failure by us or our collaborators to comply with the strict rules on the transfer of personal data into the U.S. could result in the imposition of criminal and administrative sanctions on us or such collaborators or impact the flow of personal data, which could adversely affect our business.
Most U.S. healthcare providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with many research institutions, which are subject to HIPAA. Regeneron is not a covered entity or business associate under HIPAA and thus is not subject to its requirements. However, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly receive PHI in a manner that is not permitted under HIPAA. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive PHI from a healthcare provider or research institution that has not satisfied HIPAA's requirements for its disclosure. There are instances where we collect and maintain personal data, which may include health information that is outside the scope of HIPAA but within the scope of state health privacy laws or similar state level privacy legislation. This information may be received throughout the clinical trial process, in the course of our research collaborations, directly from individuals who enroll in our patient assistance programs, and from our own employees in a pandemic response process (such as in connection with the COVID-19 pandemic).
Consumer protection laws impact the manner in which we develop and maintain processes to support our patient assistance programs, product marketing activities, and the sharing of employee and clinical data for internal and third-party commercial activities. Several U.S. states have proposed and passed consumer privacy laws, which were modeled after the California Consumer Privacy Act of 2018 ("CCPA") and influenced by the GDPR. The CCPA is a consumer protection law that establishes requirements for data use and sharing transparency and provides California residents with personal data privacy rights regarding the use, disclosure, and retention of their personal data. Amendments to the CCPA have, among other things, imposed new obligations to provide notice where personal data will be de-identified. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with data privacy incidents involving certain elements of personal data. These claims may result in significant liability and damages. These laws and regulations are constantly evolving and may impose limitations on our business activities. Several additional state consumer privacy laws recently went into effect and many other consumer privacy laws are expected to go into effect in the near future. Notably, these state laws provide more restrictions on the use of sensitive personal data, including health information. These states require robust consent and authorizations prior to any collection or use of this data, which may have a large impact on our ability to market to individuals in these jurisdictions based on their health conditions. At the federal level, Section 5 of the FTC Act is a consumer protection law that bars unfair and deceptive acts and practices and requires, among other things, companies to notify individuals that they will safeguard their personal data and that they will fulfil the commitments made in their privacy notices. The FTC has brought legal actions against organizations that have violated consumers' privacy rights or have misled them by failing to maintain appropriate security. For example, in 2023 the FTC issued several enforcement actions related to privacy in the healthcare space, under both Section 5 of the FTC Act and the Health Breach Notification Rule, involving companies allegedly using consumer health data for marketing purposes in violation of their own policies and assurances.
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
We may acquire companies, businesses, products, or product candidates that complement or augment our existing business. For example, in May 2022 and September 2023, we completed our acquisition of Checkmate Pharmaceuticals, Inc. and Decibel Therapeutics, Inc., respectively; and in April 2024, we acquired full development and commercialization rights to 2seventy bio, Inc.'s oncology and autoimmune preclinical and clinical stage cell therapy pipeline. The process of proposing, negotiating, completing, and integrating any such acquisition is lengthy and complex. Other companies may compete with us for such acquisitions. In addition, we may not be able to integrate any acquired business successfully or operate any acquired business profitably. Integrating any newly acquired business could be expensive and time consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational, and financial resources, result in a loss of key personnel of the acquired business, and could prove to be more difficult or expensive than we predict. The diversion of our management’s attention and any delay or difficulties encountered in connection with any acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards, controls, systems, practices, policies, and procedures of our Company and the acquired business that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, products, or product candidates, which may result in dilution for shareholders or the incurrence of indebtedness.
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
In addition, we may experience significant charges to earnings in connection with our efforts to consummate acquisitions. For transactions that are ultimately not consummated, these charges may include fees and expenses for investment bankers, attorneys, accountants, and other advisors in connection with our efforts. Even if our efforts to consummate a particular transaction are successful, we may incur substantial charges for closure costs associated with elimination of duplicate operations and facilities, acquired in-process research and development charges, or intangible asset impairment charges. In either case, the incurrence of these charges could adversely affect our operating results for particular periods.
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
In addition, our systems are potentially vulnerable to data security breaches – whether by employees or others – which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks and incidents. For example, in the past we have experienced, and expect to continue to experience, various types of cybersecurity incidents, including unauthorized access to our IT systems, data security breaches, malware incursions, denial-of-service attacks, phishing campaigns, and other similar disruptions. Although we believe, based on an assessment of the relevant facts available to us, that none of these incidents has had a material adverse impact on our operations, there can be no assurance that a future incident would not result in material harm to our business, prospects, operating results, and financial condition. There is also the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare, including in connection with the current Russia-Ukraine or Hamas-Israel armed conflict.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of March 31, 2024, we had an aggregate of $2.703 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:

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
As of March 31, 2024, we had $2.602 billion in cash and cash equivalents and $14.896 billion in marketable securities (including $781.3 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 16, 2024, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 16, 2024. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In January 2023, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $1.233 billion remained available as of March 31, 2024); and, in April 2024, our board of directors authorized an additional $3.0 billion for share repurchases. There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 16, 2024, holders of Class A Stock held 14.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 16, 2024:
•our current executive officers and directors beneficially owned 5.7% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 16, 2024, and 17.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 16, 2024; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 16, 2024. In addition, these five shareholders plus our Chief Executive Officer held approximately 46.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 16, 2024.

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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended March 31, 2024. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b) (In millions)
1/1/2024–1/31/2024	75,563		$929.63	73,500		$1,462.4
2/1/2024–2/29/2024	103,973		$957.21	103,902		$1,362.9
3/1/2024–3/31/2024	134,768		$966.88	134,768		$1,232.6
Total	314,304	(a)		312,170	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

(b) In April 2024, our board of directors authorized a new share repurchase program to repurchase up to an additional $3.0 billion of our Common Stock. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Programs" for further details.

Item 5. Other Information
As disclosed in the table below, during the three months ended March 31, 2024, certain of our directors and/or executive officers adopted plans for trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(a)	Total Number of Securities to Be Sold Under the Plan
Bonnie L. Bassler, Ph.D.	Director	2/27/2024	4/30/2025	3,851
Michael S. Brown, M.D.	Director	2/26/2024	8/31/2024	2,707
Joseph J. LaRosa	Executive Vice President, General Counsel and Secretary	2/16/2024	2/10/2025	5,191
Marion McCourt	Executive Vice President, Commercial	2/13/2024	5/31/2025	8,122
Leonard S. Schleifer, M.D., Ph.D.	Board co-Chair, President and Chief Executive Officer	2/5/2024	8/5/2025	229,204
George D. Yancopoulos, M.D., Ph.D.	Board co-Chair, President and Chief Scientific Officer	2/14/2024	2/10/2025	100,000

(a) In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.

Item 6. Exhibits
(a)     Exhibits

Exhibit Number	Description
10.1*	Amendment No. 2 to Master Agreement, dated as of March 7, 2024, by and between Regeneron Pharmaceuticals, Inc. (the "Registrant") and Alnylam Pharmaceuticals, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and 2023; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.

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

REGENERON PHARMACEUTICALS, INC.

Date:	May 2, 2024	By:	/s/ Christopher Fenimore

Christopher Fenimore
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)