Form 10-Q
period 2024-06-30
REGENERON PHARMACEUTICALS, INC.
filed 2024-08-01
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of July 25, 2024:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,817,146
Common Stock, $.001 par value	108,417,383

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,920.7	$2,730.0
Marketable securities	7,888.3	8,114.8
Accounts receivable, net	5,717.1	5,667.3
Inventories	2,873.6	2,580.5
Prepaid expenses and other current assets	681.9	386.6
Total current assets	19,081.6	19,479.2

Marketable securities	7,722.4	5,396.5
Property, plant, and equipment, net	4,305.9	4,146.4
Intangible assets, net	1,102.2	1,038.6
Deferred tax assets	2,880.9	2,575.4
Other noncurrent assets	993.8	444.1
Total assets	$36,086.8	$33,080.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$561.7	$606.6
Accrued expenses and other current liabilities	2,360.9	2,357.9
Deferred revenue	586.0	458.9
Total current liabilities	3,508.6	3,423.4

Long-term debt	1,983.6	1,982.9
Finance lease liabilities	720.0	720.0
Deferred revenue	205.6	126.7
Other noncurrent liabilities	1,463.2	854.1
Total liabilities	7,881.0	7,107.1

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; shares issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2024 and 2023	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 134.8 in 2024 and 133.1 in 2023	0.1	0.1
Additional paid-in capital	12,316.9	11,354.0
Retained earnings	29,414.6	27,260.3
Accumulated other comprehensive loss	(69.9)	(80.9)
Treasury Stock, at cost; 26.4 shares in 2024 and 25.5 shares in 2023	(13,455.9)	(12,560.4)
Total stockholders' equity	28,205.8	25,973.1
Total liabilities and stockholders' equity	$36,086.8	$33,080.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statements of Operations
Revenues:
Net product sales	$1,918.6	$1,772.1	$3,679.9	$3,440.1
Collaboration revenue	1,524.0	1,316.7	2,790.8	2,694.8
Other revenue	104.5	69.3	221.4	185.3
	3,547.1	3,158.1	6,692.1	6,320.2

Expenses:
Research and development	1,200.0	1,085.3	2,448.4	2,186.5
Acquired in-process research and development	23.9	—	31.0	56.1
Selling, general, and administrative	758.8	652.0	1,447.8	1,253.1
Cost of goods sold	257.8	192.4	498.2	400.8
Cost of collaboration and contract manufacturing	222.4	212.5	415.8	461.6
Other operating expense (income), net	14.6	(0.6)	29.9	(1.1)
	2,477.5	2,141.6	4,871.1	4,357.0

Income from operations	1,069.6	1,016.5	1,821.0	1,963.2

Other income (expense):
Other income (expense), net	573.3	85.3	538.7	14.6
Interest expense	(14.8)	(18.9)	(30.9)	(36.9)
	558.5	66.4	507.8	(22.3)

Income before income taxes	1,628.1	1,082.9	2,328.8	1,940.9

Income tax expense	195.8	114.5	174.5	154.7

Net income	$1,432.3	$968.4	$2,154.3	$1,786.2

Net income per share - basic	$13.25	$9.05	$19.95	$16.69
Net income per share - diluted	$12.41	$8.50	$18.68	$15.68

Weighted average shares outstanding - basic	108.1	107.0	108.0	107.0
Weighted average shares outstanding - diluted	115.4	113.9	115.3	113.9

Statements of Comprehensive Income
Net income	$1,432.3	$968.4	$2,154.3	$1,786.2
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities	7.9	(15.7)	11.4	41.5
Loss on foreign currency translation	(0.6)	(0.4)	(0.4)	(0.4)
Comprehensive income	$1,439.6	$952.3	$2,165.3	$1,827.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	1.8	$—	133.1	$0.1	$11,354.0	$27,260.3	$(80.9)	(25.5)	$(12,560.4)	$25,973.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.5	—	672.4	—	—	—	—	672.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(335.9)	—	—	—	—	(335.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.8	—	—	—	1.7	20.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.3)	(298.0)	(298.0)
Stock-based compensation charges	—	—	—	—	233.3	—	—	—	—	233.3
Net income	—	—	—	—	—	722.0	—	—	—	722.0
Other comprehensive income, net of tax	—	—	—	—	—	—	3.7	—	—	3.7
Balance, March 31, 2024	1.8	—	134.2	0.1	11,942.6	27,982.3	(77.2)	(25.8)	(12,856.7)	26,991.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.0	—	436.5	—	—	—	—	436.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(311.8)	—	—	—	—	(311.8)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	19.6	—	—	—	2.2	21.8
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(601.4)	(601.4)
Stock-based compensation charges	—	—	—	—	230.0	—	—	—	—	230.0
Net income	—	—	—	—	—	1,432.3	—	—	—	1,432.3
Other comprehensive income, net of tax	—	—	—	—	—	—	7.3	—	—	7.3
Balance, June 30, 2024	1.8	$—	134.8	$0.1	$12,316.9	$29,414.6	$(69.9)	(26.4)	$(13,455.9)	$28,205.8

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	1.8	$—	130.4	$0.1	$9,949.3	$23,306.7	$(238.8)	(22.6)	$(10,353.3)	$22,664.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.1	—	491.3	—	—	—	—	491.3
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(99.2)	—	—	—	—	(99.2)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.9	—	—	—	1.7	20.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.9)	(693.9)	(693.9)
Stock-based compensation charges	—	—	—	—	237.4	—	—	—	—	237.4
Net income	—	—	—	—	—	817.8	—	—	—	817.8
Other comprehensive income, net of tax	—	—	—	—	—	—	57.2	—	—	57.2
Balance, March 31, 2023	1.8	—	131.4	0.1	10,597.7	24,124.5	(181.6)	(23.5)	(11,045.5)	23,495.2
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.2	—	80.7	—	—	—	—	80.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(14.0)	—	—	—	—	(14.0)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	16.1	—	—	—	2.4	18.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.0)	(722.8)	(722.8)
Stock-based compensation charges	—	—	—	—	208.0	—	—	—	—	208.0
Net income	—	—	—	—	—	968.4	—	—	—	968.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16.1)	—	—	(16.1)
Balance, June 30, 2023	1.8	$—	131.6	$0.1	$10,888.5	$25,092.9	$(197.7)	(24.5)	$(11,765.9)	$24,017.9

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,154.3	$1,786.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234.8	202.6
Stock-based compensation expense	453.3	440.7
(Gains) losses on marketable and other securities, net	(196.5)	197.5
Other non-cash items, net	(2.9)	29.2
Deferred income taxes	(308.5)	(425.8)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(47.3)	207.4
Increase in inventories	(337.6)	(147.2)
Increase in prepaid expenses and other assets	(604.2)	(8.9)
Increase (decrease) in deferred revenue	206.0	(50.4)
Increase in accounts payable, accrued expenses, and other liabilities	315.1	158.7
Total adjustments	(287.8)	603.8
Net cash provided by operating activities	1,866.5	2,390.0

Cash flows from investing activities:
Purchases of marketable and other securities	(10,073.4)	(6,271.1)
Sales or maturities of marketable and other securities	8,186.7	4,061.5
Capital expenditures	(314.4)	(291.2)
Proceeds from sale of property, plant, and equipment	20.1	—
Payments for Libtayo intangible asset	(58.3)	(121.8)
Acquisitions, net of cash acquired	(5.0)	—
Net cash used in investing activities	(2,244.3)	(2,622.6)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,119.7	575.9
Payments in connection with Common Stock tendered for employee tax obligations	(655.5)	(113.1)
Repurchases of Common Stock	(895.2)	(1,399.5)
Net cash used in financing activities	(431.0)	(936.7)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.8)	(0.4)

Net decrease in cash, cash equivalents, and restricted cash	(809.6)	(1,169.7)

Cash, cash equivalents, and restricted cash at beginning of period	2,737.8	3,119.4

Cash, cash equivalents, and restricted cash at end of period	$1,928.2	$1,949.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Financial Statements
Basis of Presentation
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2023 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

2. Product Sales
Net product sales consist of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2024	2023	2024	2023
EYLEA® HD	U.S.	$304.2	$—	$504.2	$—
EYLEA®	U.S.	1,230.5	1,500.1	2,432.1	2,933.9
Total EYLEA HD and EYLEA	U.S.	1,534.7	1,500.1	2,936.3	2,933.9
Libtayo®	U.S.	182.4	130.2	341.6	239.9
Libtayo	Rest of world	115.0	79.8	219.7	147.0
Total Libtayo	Global	297.4	210.0	561.3	386.9
Praluent®	U.S.	56.1	40.5	126.1	80.7
Evkeeza®	U.S.	30.4	19.3	55.2	34.2
Inmazeb®	Global	—	2.2	1.0	4.4
		$1,918.6	$1,772.1	$3,679.9	$3,440.1
As of June 30, 2024 and December 31, 2023, the Company had $3.958 billion and $3.888 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that each accounted for more than 10% of total gross product revenue for the three and six months ended June 30, 2024 and 2023. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Besse Medical, a subsidiary of Cencora, Inc.	51%	51%	51%	51%
McKesson Corporation	24%	25%	24%	25%
3. Collaboration, License, and Other Agreements
a. Sanofi
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. The Company is obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi (i.e., "development balance") based on the Company's share of collaboration profits; however, the Company is only required to apply 20% of its share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of June 30, 2024, the Company's contingent reimbursement obligation to Sanofi under the collaboration was approximately $2.013 billion.
Sanofi leads commercialization activities for products under the collaboration, subject to the Company's right to co-commercialize such products.

Amounts recognized in the Company's Statements of Operations in connection with its Sanofi collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2024	2023	2024	2023
Regeneron's share of profits	Collaboration revenue	$988.3	$751.1	$1,792.3	$1,387.6
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$157.3	$192.6	$263.1	$354.5
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(9.1)	$(14.5)	$(27.7)	$(40.9)
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$150.8	$130.9	$290.3	$248.5
The following table summarizes contract balances in connection with the Company's Sanofi collaboration:

	June 30,	December 31,
(In millions)	2024	2023
Accounts receivable, net	$1,133.0	$1,029.1
Deferred revenue	$601.9	$427.7
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
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2024	2023	2024	2023
Regeneron's share of profits	Collaboration revenue	$353.0	$349.5	$686.9	$681.1
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$22.1	$27.2	$44.2	$52.5
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(14.7)	$(12.0)	$(23.4)	$(25.4)
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	June 30,	December 31,
(In millions)	2024	2023
Accounts receivable, net	$373.4	$381.7
Deferred revenue	$171.1	$138.2

c. Roche
The Company is a party to a collaboration agreement with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV® in the United States and Ronapreve™ in other countries). Under the terms of the collaboration agreement, the Company has the right to distribute the product in the United States while Roche has the right to distribute the product outside the United States. The parties share gross profits from worldwide sales based on a pre-specified formula, depending on the amount of manufactured product supplied by each party to the market.
Amounts recognized in the Company's Statements of Operations in connection with its Roche collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2024	2023	2024	2023
Global gross profit payment from Roche in connection with sales of Ronapreve	Collaboration revenue	$0.4	$—	$0.9	$222.2
Other	Collaboration revenue	$—	$(3.8)	$—	$(3.8)
Contract balances in the Company's Balance Sheets in connection with the Roche collaboration were not material as of June 30, 2024 and December 31, 2023.
d. Other
In addition to the collaboration and license agreements discussed above, the Company has various other collaboration and license agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may be required to pay, or it may receive, additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones), which in the aggregate could be significant. The Company may also incur, or get reimbursed for, significant research and development costs.
During the three and six months ended June 30, 2024, the Company recorded to Acquired in-process research and development expense $23.9 million and $31.0 million, respectively, which primarily related to up-front payments, as well as a premium on equity securities purchased, in connection with collaboration and licensing agreements. During the six months ended June 30, 2023, the Company recorded to Acquired in-process research and development expense $56.1 million, which included a $45.0 million up-front payment in connection with the Company's collaboration agreement with Sonoma Biotherapeutics, Inc.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income - basic and diluted	$1,432.3	$968.4	$2,154.3	$1,786.2

Weighted average shares - basic	108.1	107.0	108.0	107.0
Effect of dilutive securities:
Stock options	5.0	4.8	5.1	4.9
Restricted stock awards and restricted stock units	2.3	2.1	2.2	2.0
Weighted average shares - diluted	115.4	113.9	115.3	113.9

Net income per share - basic	$13.25	$9.05	$19.95	$16.69
Net income per share - diluted	$12.41	$8.50	$18.68	$15.68

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2024	2023	2024	2023
Stock options	1.5	1.7	1.5	1.7
5. Marketable Securities
Marketable securities as of June 30, 2024 and December 31, 2023 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of June 30, 2024	Cost Basis	Gains	Losses	Value
Corporate bonds	$7,362.2	$3.8	$(69.6)	$7,296.4
U.S. government and government agency obligations	5,787.1	0.2	(19.8)	5,767.5
Sovereign bonds	54.0	—	(0.7)	53.3
Commercial paper	785.3	—	(0.4)	784.9
Certificates of deposit	384.3	0.1	(0.1)	384.3
Asset-backed securities	151.6	—	(1.1)	150.5
	$14,524.5	$4.1	$(91.7)	$14,436.9

As of December 31, 2023
Corporate bonds	$6,492.5	$10.4	$(104.9)	$6,398.0
U.S. government and government agency obligations	4,839.6	2.4	(8.6)	4,833.4
Sovereign bonds	58.1	—	(0.9)	57.2
Commercial paper	636.8	0.2	(0.2)	636.8
Certificates of deposit	520.8	0.6	—	521.4
Asset-backed securities	88.2	0.1	(1.2)	87.1
	$12,636.0	$13.7	$(115.8)	$12,533.9
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of June 30, 2024 mature at various dates through June 2029. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	June 30,	December 31,
(In millions)	2024	2023
Maturities within one year	$7,888.3	$8,114.8
Maturities after one year through five years	6,548.6	4,414.5
Maturities after five years	—	4.6
	$14,436.9	$12,533.9

The following table shows the fair value of the Company's available-for-sale debt securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of June 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$4,835.6	$(16.3)	$2,460.8	$(53.3)	$7,296.4	$(69.6)
U.S. government and government agency obligations	4,803.5	(6.1)	964.0	(13.7)	5,767.5	(19.8)
Sovereign bonds	26.7	(0.1)	26.6	(0.6)	53.3	(0.7)
Commercial paper	784.9	(0.4)	—	—	784.9	(0.4)
Certificates of deposit	384.3	(0.1)	—	—	384.3	(0.1)
Asset-backed securities	81.7	(0.2)	68.8	(0.9)	150.5	(1.1)
	$10,916.7	$(23.2)	$3,520.2	$(68.5)	$14,436.9	$(91.7)

As of December 31, 2023
Corporate bonds	$2,363.3	$(2.4)	$4,034.7	$(102.5)	$6,398.0	$(104.9)
U.S. government and government agency obligations	4,780.6	(6.0)	52.7	(2.6)	4,833.3	(8.6)
Sovereign bonds	12.4	(0.1)	44.8	(0.8)	57.2	(0.9)
Commercial paper	636.8	(0.2)	—	—	636.8	(0.2)
Asset-backed securities	61.8	(0.3)	25.3	(0.9)	87.1	(1.2)
	$7,854.9	$(9.0)	$4,157.5	$(106.8)	$12,012.4	$(115.8)
The unrealized losses on corporate bonds as of June 30, 2024 were primarily driven by increased interest rates. The Company has reviewed its portfolio of available-for-sale debt securities and determined that the decline in fair value below cost did not result from credit-related factors. In addition, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, such securities before recovery of their amortized cost bases.
With respect to marketable securities, for the three and six months ended June 30, 2024 and 2023, amounts reclassified from Accumulated other comprehensive loss into Other income (expense), net were related to realized gains/losses on sales of available-for-sale debt securities. For the three and six months ended June 30, 2024 and 2023, realized gains/losses on sales of marketable securities were not material.

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

(In millions)		Fair Value Measurements at Reporting Date
As of June 30, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$781.8	$94.8	$687.0	$—
Available-for-sale debt securities:
Corporate bonds	7,296.4	—	7,296.4	—
U.S. government and government agency obligations	5,767.5	—	5,767.5	—
Sovereign bonds	53.3	—	53.3	—
Commercial paper	784.9	—	784.9	—
Certificates of deposit	384.3	—	384.3	—
Asset-backed securities	150.5	—	150.5	—
Equity securities (unrestricted)	1,090.9	1,090.9	—	—
Equity securities (restricted)	82.9	82.9	—	—
Total assets	$16,392.5	$1,268.6	$15,123.9	$—

Liabilities:
Contingent consideration	$90.4	$—	$—	$90.4

As of December 31, 2023
Assets:
Cash equivalents	$928.1	$6.4	$921.7	$—
Available-for-sale debt securities:
Corporate bonds	6,398.0	—	6,398.0	—
U.S. government and government agency obligations	4,833.4	—	4,833.4	—
Sovereign bonds	57.2	—	57.2	—
Commercial paper	636.8	—	636.8	—
Certificates of deposit	521.4	—	521.4	—
Asset-backed securities	87.1	—	87.1	—
Equity securities (unrestricted)	864.5	864.5	—	—
Equity securities (restricted)	112.9	112.9	—	—
Total assets	$14,439.4	$983.8	$13,455.6	$—

Liabilities:
Contingent consideration	$43.7	$—	$—	$43.7
The Company held certain restricted equity securities as of June 30, 2024 which are subject to transfer restrictions that expire in April 2026.

During the three and six months ended June 30, 2024, the Company recorded $392.5 million and $196.3 million of net unrealized gains, respectively, on equity securities in Other income (expense), net; and during the three and six months ended June 30, 2023, the Company recorded $30.9 million and $195.6 million of net unrealized losses, respectively, on equity securities in Other income (expense), net.
In addition to the investments summarized in the table above, as of June 30, 2024 and December 31, 2023, the Company had $196.8 million and $74.3 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets.
The fair value of the Company's long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.485 billion and $1.528 billion as of June 30, 2024 and December 31, 2023, respectively.
7. Inventories
Inventories consist of the following:

	June 30,	December 31,
(In millions)	2024	2023
Raw materials	$843.6	$789.3
Work-in-process	1,154.9	1,121.8
Finished goods	154.4	147.3
Deferred costs	720.7	522.1
	$2,873.6	$2,580.5
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 12.0% and 10.6% for the three months ended June 30, 2024 and 2023, respectively, and 7.5% and 8.0% for the six months ended June 30, 2024 and 2023, respectively. The Company's effective tax rate for the three and six months ended June 30, 2024 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, partly offset by the remeasurement of existing uncertain tax positions.
The Company's effective tax rate for the three and six months ended June 30, 2023 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, stock-based compensation and federal tax credits for research activities.
9. Stockholders' Equity
In January 2023, the Company's board of directors authorized a share repurchase program to repurchase up to $3.0 billion of the Company's Common Stock. The share repurchase program permits the Company to make repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future.
In April 2024, the Company's board of directors authorized a share repurchase program to repurchase up to an additional $3.0 billion of the Company's Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase program described above.

The table below summarizes the shares of the Company's Common Stock the Company repurchased and the cost of the shares, which were recorded as Treasury Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Number of shares	0.6	1.0	0.9	1.9
Total cost of shares	$601.4	$722.8	$899.4	$1,416.7
As of June 30, 2024, an aggregate of $3.631 billion remained available for share repurchases under the programs.
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2024	2023
Cash and cash equivalents	$1,920.7	$1,937.2
Restricted cash included in Prepaid expenses and other current assets	7.5	5.5
Restricted cash included in Other noncurrent assets	—	7.0
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,928.2	$1,949.7
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	June 30,	December 31,	June 30,	December 31,
(In millions)	2024	2023	2023	2022
Accrued capital expenditures	$112.6	$75.4	$107.5	$70.8
Accrued contingent consideration in connection with acquisitions	$95.1	$71.6	$60.8	$135.5
11. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of June 30, 2024 and December 31, 2023, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.

Proceedings Relating to Praluent (alirocumab) Injection
United States
On May 27, 2022, the Company filed a lawsuit against Amgen Inc. in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On August 1 and 11, 2022, Amgen filed a motion to dismiss the complaint and a motion to stay these proceedings, respectively. On February 10, 2023, the court denied Amgen's motion to stay; and on March 21, 2023, the court denied Amgen's motion to dismiss. On August 28, 2023, the Company filed an amended complaint in this matter; and, as part of its response, on September 20, 2023, Amgen filed a counterclaim alleging that the Company engaged in unfair business practices in violation of state law. On May 22, 2024, Amgen filed a motion for summary judgment. A trial has been scheduled to begin in November 2024.
Europe
On June 1, 2023, Sanofi filed an action in the Munich Central Division of the Unified Patent Court (the "UPC") seeking revocation of Amgen's European Patent No. 3,666,797 (the "'797 Patent"). The '797 Patent is a divisional patent of European Patent No. 2,215,124 (the "'124 Patent") (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '124 Patent), which was previously invalidated by Technical Board of Appeal (the "TBA") of the European Patent Office (the "EPO"). A trial on the revocation action before the Munich Central Division of the UPC was held on June 4, 2024. On July 16, 2024, the Munich Central Division of the UPC issued a decision revoking the '797 Patent in its entirety.
Also on June 1, 2023, Amgen filed a lawsuit against the Company and certain of Sanofi's affiliated entities in the Munich Local Division of the UPC alleging infringement of the '797 Patent. The lawsuit seeks, among other things, a permanent injunction in several countries in Europe and monetary damages. On July 29, 2024, the Munich Local Division of the UPC ordered a stay of the infringement lawsuit in light of the decision of the Munich Central Division of the UPC to revoke the '797 Patent in its entirety (discussed above).
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

On January 10, 2023, the Company filed notices of appeal of these decisions to the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). On July 9, 2024, the Company's appeal was voluntarily dismissed.

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
On July 19, 2023 and October 20, 2023, the USPTO instituted IPR proceedings concerning the '681 Patent and the '601 Patent, respectively.

On June 14, 2024, the USPTO issued a final written decision finding that the challenged claims of the '681 Patent are unpatentable and, therefore, invalid.

U.S. Patent No. 11,253,572 (the "'572 Patent")	Samsung Bioepis	IPR petition seeking declaration of invalidity	April 27, 2023
On November 17, 2023, the USPTO instituted IPR proceedings concerning the '572 Patent. On July 11, 2024, the Company filed a Notice of Disclaimer with the USPTO, disclaiming all claims of the '572 Patent.

U.S. Patent Litigation
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan, a wholly-owned subsidiary of Viatris Inc., in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On April 20, 2023, Mylan filed a motion for summary judgment or partial summary judgment concerning four of the asserted patents. On April 26, 2023, the Company filed a stipulation accepting summary judgment of noninfringement of all asserted claims of the Company's U.S. Patent No. 11,104,715. On June 5, 2023, Biocon, as successor-in-interest to the aflibercept 2 mg biosimilar, was joined as a defendant to the lawsuit. A trial was held from June 12, 2023 through June 23, 2023 concerning certain claims of the '601 Patent, the '572 Patent, and the Company's U.S. Patent No. 11,084,865 (the "'865 Patent"). On December 27, 2023, the court issued a decision finding that (i) the asserted claims of the '865 Patent were valid and infringed by Mylan and Biocon and (ii) the asserted claims of the '601 and '572 Patents were infringed by Mylan and Biocon but were invalid as obvious. On June 11, 2024, the court granted the Company's motion for a permanent injunction, enjoining Mylan and Biocon from selling in the United States their aflibercept 2 mg biosimilar until the expiration of the '865 Patent. On June 21, 2024, Mylan and Biocon filed a notice of appeal of the court's December 27, 2023 and June 11, 2024 decisions to the Federal Circuit.

On November 8, November 22, and November 29, 2023, respectively, the Company filed patent infringement lawsuits against Celltrion, Samsung Bioepis, and Formycon AG in the United States District Court for the Northern District of West Virginia following service on Regeneron of each company's notice of commercial marketing. The lawsuits allege that each company has infringed certain Company patents, including based on each company's filing for FDA approval of an aflibercept 2 mg biosimilar. On December 27, 2023, the Company filed a second patent infringement lawsuit against Samsung Bioepis in the United States District Court for the Northern District of West Virginia alleging that Samsung's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On June 14, June 21, and June 28, 2024, respectively, the court granted the Company's motions for preliminary injunctions against Samsung Bioepis, Formycon, and Celltrion. On June 14, June 25, and July 8, 2024, respectively, Samsung Bioepis, Formycon, and Celltrion filed notices of appeal of the court's preliminary injunction decisions to the Federal Circuit.
On January 10, 2024, the Company filed a patent infringement lawsuit against Amgen in the United States District Court for the Central District of California alleging that Amgen's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding paragraph. On June 7, 2024, the Company filed a motion for a preliminary injunction against Amgen. An oral hearing before the United States District Court for the Northern District of West Virginia has been scheduled for August 13, 2024.
Europe
Post-Grant Proceedings

Authority/Court	Company Patent(s)	Challenger(s)	Type of Challenge	Date of Challenge	Latest Events/Current Status
EPO	European Patent No. 2,944,306 (the "'306 Patent")	Anonymous parties	Opposition proceedings	October 26 and October 27, 2021	Oral hearing scheduled for November 2024.
EPO	European Patent No. 3,716,992 (the "'992 Patent")	Amgen and three anonymous parties	Opposition proceedings	May 5-10, 2023	Oral hearing to be scheduled.
EPO	European Patent No. 3,384,049 (the "'049 Patent")	Amgen and anonymous parties	Opposition proceedings	April 22-30, 2024	Oral hearing to be scheduled.
German Federal Patent Court	German designation of European Patent No. 2,364,691 (the "'691 Patent")	Samsung Bioepis NL B.V.	Invalidation proceedings	June 22, 2023	Trial has been scheduled to begin in June 2025.
High Court of Justice of England and Wales	United Kingdom designations of the '691 Patent and '306 Patent	Formycon AG and Klinge Biopharma GmbH	Invalidation proceedings and declaration of non-infringement by challengers' aflibercept 2 mg biosimilar	April 18, 2024	Trial has been scheduled to begin in June 2025.
High Court of Justice of England and Wales	United Kingdom designation of the '992 Patent	Amgen	Invalidation proceedings	May 13, 2024	Stayed pending final resolution of the EPO opposition proceedings listed above.
District Court of The Hague, the Netherlands	Dutch designation of the '691 Patent and '306 Patent	Samsung Bioepis NL B.V.	Invalidation proceedings	July 17, 2024	Trial for both patents has been scheduled for July 18, 2025.
High Court of Justice of England and Wales	United Kingdom designation of the '992 Patent	Samsung Bioepis UK Limited	Invalidation proceedings	July 24, 2024	Trial to be scheduled.

Canada
Proceedings against Viatris Canada and BCIL
On March 1, 2024, the Company, Bayer Inc., Bayer Healthcare LLC, BGP Pharma ULC d.b.a. Viatris Canada ("Viatris Canada"), Biosimilar Collaborations Ireland Limited ("BCIL"), and Biocon Biologics Limited entered into a settlement agreement concerning the previously disclosed patent infringement lawsuits. Pursuant to the settlement agreement, each of such lawsuits has been dismissed and BCIL is generally precluded from launching its aflibercept 2 mg biosimilar product in Canada until July 1, 2025.
Proceedings against Amgen Canada
On May 9, 2023, Amgen Canada Inc. ("Amgen Canada") filed invalidation proceedings against the Company in the Federal Court of Canada seeking revocation of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent") and 3,007,276 (the "'276 Patent"). On September 14, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of Bayer Healthcare LLC's Canadian Patent No. 2,970,315 (the "'315 Patent"). On September 14, 2023, the Company and Bayer Inc. filed three separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 3,129,193 (the "'193 Patent"), 2,965,495 (the "'495 Patent"), and 2,906,768 (the "'768 Patent"), respectively. On October 11, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed two separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's '510 Patent and '276 Patent, respectively. On May 7, 2024 and June 28, 2024, respectively, Amgen filed a summary trial motion with respect to the '510 Patent and a motion to delist the '276 Patent from the Canada Patent Register. Hearings for both motions have been scheduled for November 2024. A trial for the lawsuits concerning the '510 Patent and the '276 Patent has been scheduled for May-June 2025; and a trial for the lawsuits concerning the '315 Patent and the '193 Patent has been scheduled for August-September 2025.
Proceedings against Celltrion
On January 15, 2024, the Company and Bayer Inc. filed patent infringement lawsuits against Celltrion, Inc., Celltrion Healthcare Co, Ltd., Celltrion Pharma Inc., and Celltrion Healthcare Canada Ltd. in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the '510 Patent, the '276 Patent, the '495 Patent, the '768 Patent, the '193 Patent, and the '315 Patent. On July 2, 2024, the Company, Bayer Inc., Bayer Healthcare LLC, and Celltrion, Inc. entered into a settlement agreement concerning these patent infringement lawsuits, pursuant to which each such lawsuit has been dismissed and Celltrion is generally precluded from launching its aflibercept 2 mg biosimilar product in Canada until July 1, 2025.
Proceedings against Apotex
On March 6, 2024, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Apotex Inc. in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the '510 Patent, the '276 Patent, the '495 Patent, the '768 Patent, the '193 Patent, and the '315 Patent. On June 21, 2024, the Company, Bayer Inc., Bayer Healthcare LLC, and Apotex Inc. entered into a settlement agreement concerning these patent infringement lawsuits, pursuant to which each such lawsuit has been dismissed and Apotex is generally precluded from launching its aflibercept 2 mg biosimilar product in Canada until July 1, 2025.
South Korea
On October 31, 2022 and December 13, 2022, Samsung Bioepis Co., Ltd. initiated invalidation proceedings before the Intellectual Property Trial and Appeal Board of the Korean Intellectual Property Office against the Company's Korean Patent Nos. 1131429 and 1406811 (the "'811 Patent"), respectively, seeking revocation of each of such patents in its entirety.
On January 8, 2024, the Company and Bayer Consumer Care AG filed a patent infringement lawsuit against Sam Chun Dang Pharm. Co., Ltd. and OPTUS Pharmaceutical Co., Ltd before the Seoul Central District Court seeking damages based on an allegation that offering to sell an aflibercept 2 mg biosimilar would infringe one or more claims of the Company's Korean Patent No. 659477 (the "'477 Patent").
On January 10, 2024, the Company and Bayer Consumer Care AG filed a patent infringement lawsuit against Celltrion Inc. before the Seoul Central District Court seeking damages and injunctive relief based on an allegation that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would infringe one or more claims of the '477 Patent, the '811 Patent, and Korean Patent No. 2519234 (the "'234 Patent").
On January 16, 2023, the Company filed a patent infringement lawsuit against Samsung Bioepis Co., Ltd. and its parent company Samsung Biologics Co., Ltd. before the Seoul Central District Court seeking damages based on an allegation that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would infringe one or more claims of the '477 Patent.
On May 8, 2024, the Company and Bayer Consumer Care AG filed a patent infringement lawsuit against Sam Chun Dang Pharm. Co., Ltd. and OPTUS Pharmaceutical Co., Ltd before the Seoul Central District Court seeking damages and injunctive relief based on an allegation that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would infringe one or more claims of the '811 patent and the '234 Patent.
On May 14, 2024, the Company and Bayer Consumer Care AG filed a patent infringement lawsuit against Samsung Bioepis Co., Ltd., its parent company Samsung Biologics Co., Ltd., and Samil Pharmaceuticals Co., Ltd. before the Seoul Central District Court seeking injunctive relief based on an allegation that the making, constructing, using, or selling of an aflibercept 2mg biosimilar would infringe one or more claims of the '811 Patent and the '234 Patent.
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
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration of invalidity of the '631 Patent on two separate grounds. On October 26, 2021, the USPTO issued a decision instituting the IPR proceeding. An oral hearing was held on July 21, 2022. On October 25, 2022, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a final written decision invalidating all claims of the '631 Patent. On December 23, 2022, Novartis filed a notice of appeal of the PTAB's decision to the Federal Circuit. An oral hearing has been scheduled for August 6, 2024.
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). The Company is also seeking injunctive relief and treble damages. On September 4, 2020, Novartis filed, and Vetter moved to join, a motion to dismiss the complaint, to transfer the lawsuit to the Northern District of New York, or to stay the lawsuit; and on October 19, 2020, Novartis filed, and Vetter moved to join, a second motion to dismiss the complaint on different grounds. On January 25, 2021, the Company filed an amended complaint seeking a judgment that Novartis's conduct violates Section 2 of the Sherman Antitrust Act based on additional grounds, as well as a judgment of tortious interference with contract. On February 22, 2021, Novartis filed, and Vetter moved to join, a motion to dismiss the amended complaint. On September 21, 2021, the court granted Novartis and Vetter's motion to transfer this lawsuit to the Northern District of New York. As a result, this lawsuit was transferred to the same judge that had been assigned to the patent infringement lawsuit discussed above. On January 31, 2022, the court granted Novartis and Vetter's motion to dismiss the amended complaint. On June 10, 2022, the Company filed an appeal of the District Court's decision to dismiss the amended complaint with the U.S. Court of Appeals for the Second Circuit (the "Second Circuit"). On March 18, 2024, the Second Circuit reversed the District Court's decision to dismiss the amended complaint and remanded the lawsuit to the District Court for further proceedings consistent with the Second Circuit's opinion.
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
Department of Justice Matters
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST®, and ZALTRAP®); and certain other related documents and communications. On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law (the "June 2020 Civil Complaint"). On August 24, 2020, the Company filed a motion to dismiss the June 2020 Civil Complaint in its entirety. On December 4, 2020, the court denied the motion to dismiss. On December 28, 2022, the U.S. Attorney's Office for the District of Massachusetts filed a motion for partial summary judgment. On January 31, 2023, the Company filed a motion for summary judgment. An oral hearing on the parties' respective motions for summary judgment was held on July 21, 2023. On September 27, 2023, the court (i) denied in part and granted in part the Company's motion for summary judgment and (ii) denied in its entirety the motion for partial summary judgment filed by the U.S. Attorney's Office for the District of Massachusetts. On October 25, 2023, the court certified for interlocutory appeal a portion of the court's September 27, 2023 order that addressed the causation standard applicable to the alleged violations of the federal Anti-Kickback Statute and federal False Claims Act; and on December 11, 2023, the U.S. Court of Appeals for the First Circuit certified for appeal (i.e., accepted for review) the court's September 27, 2023 order. An oral hearing concerning the appeal to the U.S. Court of Appeals for the First Circuit was held on July 22, 2024.
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
In June 2021, the Company received a CID from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID states that the investigation concerns allegations that the Company (i) violated the False Claims Act by paying kickbacks to distributors and ophthalmology practices to induce purchase of EYLEA, including through discounts, rebates, credit card fees, free units of EYLEA, and inventory management systems; and (ii) inflated reimbursement rates for EYLEA by excluding applicable discounts, rebates, and benefits from the average sales price reported to the Centers for Medicare & Medicaid Services. The CID covers the period from January 2011 through June 2021. On November 29, 2023, the U.S. Department of Justice informed the Company that it had filed a notice of partial intervention in this matter. On March 28, 2024, the Department of Justice and the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint intervention (the "March 2024 Civil Complaint") in the U.S. District Court for the District of Massachusetts asserting causes of action under the federal False Claims Act and a claim for unjust enrichment. Also on March 28, 2024, the U.S. District Court of the District of Massachusetts unsealed a qui tam complaint against the Company, AmerisourceBergen, and Besse Medical by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states and municipalities, asserting causes of action under the federal False Claims Act and state and local laws, and alleging violations of the federal Anti-Kickback statute. On June 25, 2024, the States of Colorado, Georgia, Michigan, North Carolina, Texas, and Washington filed a civil complaint in partial intervention (the "June 2024 Civil Complaint") in the U.S. District Court for the District of Massachusetts asserting causes of action under various states laws. On July 18, 2024, the Company filed a motion to dismiss the March 2024 Civil Complaint and the June 2024 Civil Complaint.

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
Proceedings Initiated by Other Payors
The Company is party to several lawsuits relating to the conduct alleged in the June 2020 Civil Complaint discussed under "Department of Justice Matters" above. These lawsuits were filed by UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") and Humana Inc. ("Humana") in the United States District Court for the Southern District of New York on December 17, 2020 and July 22, 2021, respectively; and by Blue Cross and Blue Shield of Massachusetts, Inc. and Blue Cross and Blue Shield of Massachusetts HMO Blue, Inc. (collectively, "BCBS"), Medical Mutual of Ohio ("MMO"), Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey ("Horizon"), and Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund ("Local 464A") in the U.S. District Court for the District of Massachusetts on December 20, 2021, February 23, 2022, April 4, 2022, and June 17, 2022, respectively. These lawsuits allege causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and seek monetary damages and equitable relief. The MMO and Local 464A lawsuits are putative class action lawsuits. On December 29, 2021, the lawsuits filed by UHC and Humana were stayed by the United States District Court for the Southern District of New York pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts concerning the allegations in the June 2020 Civil Complaint. On September 27, 2022, the lawsuits filed by BCBS, MMO, and Horizon were stayed by the U.S. District Court for the District of Massachusetts pending resolution of the proceedings before the same court concerning the allegations in the June 2020 Civil Complaint; and, in light of these stays, the parties to the Local 464A action have also agreed to stay that matter.
On June 24, 2024, a group of plaintiffs purporting to be assignees of claims by various Medicare Advantage plans and related entities filed a putative class action complaint in the U.S. District Court for the District of Columbia on behalf of Medicare Advantage plans and other payors. The lawsuit relates to the conduct alleged in the June 2020 Civil Complaint, March 2024 Civil Complaint, and June 2024 Civil Complaint discussed under "Department of Justice Matters" above. The lawsuit alleges causes of action under state law and RICO and seeks monetary damages and equitable relief.
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
•the costs of developing, producing, and selling products or unanticipated expenses;
•our ability to meet any of our financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance;
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
Selected financial information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues	$3,547.1	$3,158.1	$6,692.1	$6,320.2
Net income	$1,432.3	$968.4	$2,154.3	$1,786.2
Net income per share - diluted	$12.41	$8.50	$18.68	$15.68
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
		✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓
Dupixent® (dupilumab) Injection(b)	Atopic dermatitis (in adults, adolescents, and pediatrics aged 6 months and older)	✓	✓	✓
	Asthma (in adults and adolescents)	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Dupixent (dupilumab) Injection(b) (continued)	Asthma (in pediatrics 6–11 years of age)	✓	✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP")	✓	✓	✓
	Chronic obstructive pulmonary disease ("COPD")		✓
	Eosinophilic esophagitis ("EoE") (in adults and adolescents)	✓	✓
	EoE (in pediatrics 1–11 years of age)	✓
	Prurigo nodularis	✓	✓	✓
	Chronic spontaneous urticaria ("CSU") (in adults and adolescents)			✓
Libtayo® (cemiplimab) Injection	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓
	Metastatic or locally advanced first-line NSCLC (in combination with chemotherapy)	✓	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓
	Metastatic or recurrent second-line cervical cancer		✓	✓
Praluent® (alirocumab) Injection(c)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓
	HeFH in pediatrics and adolescents (8–17 years of age)	✓	✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
Kevzara (sarilumab) Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓
	Polyarticular juvenile idiopathic arthritis ("pJIA")	✓
REGEN-COV®(d)	COVID-19		✓	✓
Evkeeza® (evinacumab) Injection(e)	HoFH (in adults, adolescents, and pediatrics)	✓	✓	✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab) Injection	Infection caused by Zaire ebolavirus	✓
Veopoz® (pozelimab) Injection	CD55-deficient protein-losing enteropathy ("CHAPLE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓
ARCALYST® (rilonacept) Injection(f)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults, adolescents, and pediatrics)	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
ARCALYST (rilonacept) Injection(f) (continued)	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(g)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓

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

The table below includes net product sales of Regeneron-discovered products. Such net product sales are recorded by us or others, as further described in the footnotes to the table. We believe the information in the table is useful to investors as it demonstrates our pipeline productivity and our ability to innovate, discover, and develop new products, and bring those products to market either alone or based on contractual arrangements with other parties, which has a direct impact on our results of operations and financial condition. The table also shows the degree to which we, a collaborator, and/or a licensee is currently commercializing the products discovered by Regeneron. In addition, this information allows management and investors to assess the commercial trends and developments impacting Regeneron-discovered products. In arrangements where our collaborator or licensee is currently commercializing such products and is recording net product sales as a result, the net product sales shown in the table also are an important metric for management's review and assessment of (i) the revenues we record for our share of profits and/or royalties from such sales and (ii) the impact of our obligation to supply commercial product to certain of these collaborators or licensees.

	Three Months Ended June 30,
	2024			2023			% Change
(In millions)	U.S.	ROW(g)	Total	U.S.	ROW	Total	(Total Sales)
EYLEA HD and EYLEA(a)	$1,534.7	$907.8	$2,442.5	$1,500.1	$886.3	$2,386.4	2%
Dupixent(b)	$2,610.2	$946.2	$3,556.4	$2,105.2	$684.2	$2,789.4	27%
Libtayo(c)	$182.4	$115.0	$297.4	$130.2	$79.8	$210.0	42%
Praluent(d)	$56.1	$135.8	$191.9	$40.5	$99.8	$140.3	37%
Kevzara(b)	$65.1	$44.6	$109.7	$56.9	$42.6	$99.5	10%
REGEN-COV(e)	$—	$1.1	$1.1	$—	$—	$—	*
Other products(f)	$30.9	$20.8	$51.7	$22.5	$16.9	$39.4	31%

	Six Months Ended June 30,
	2024			2023			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA HD and EYLEA(a)	$2,936.3	$1,757.2	$4,693.5	$2,933.9	$1,733.4	$4,667.3	1%
Dupixent(b)	$4,828.2	$1,805.0	$6,633.2	$4,003.3	$1,271.1	$5,274.4	26%
Libtayo(c)	$341.6	$219.7	$561.3	$239.9	$152.7	$392.6	43%
Praluent(d)	$126.1	$267.1	$393.2	$80.7	$205.5	$286.2	37%
Kevzara(b)	$115.1	$88.7	$203.8	$96.1	$81.9	$178.0	14%
REGEN-COV(e)	$—	$2.3	$2.3	$—	$613.2	$613.2	(100%)
Other products(f)	$56.2	$38.5	$94.7	$40.6	$33.4	$74.0	28%

* Percentage not meaningful
(a) We record net product sales of EYLEA HD and EYLEA in the United States, and Bayer records net product sales outside the United States. We record our share of profits in connection with sales outside the United States within Collaboration revenue; refer to "Results of Operations - Revenues - Bayer Collaboration Revenue" below for such amounts.

(b) Sanofi records global net product sales of Dupixent and Kevzara, and we record our share of profits in connection with global sales of such products within Collaboration revenue. Refer to "Results of Operations - Revenues - Sanofi Collaboration Revenue" below for such amounts.

(c) We record global net product sales of Libtayo and pay Sanofi a royalty on such sales. Prior to July 1, 2022, Sanofi recorded net product sales of Libtayo outside the United States. Included in this line item for the six months ended June 30, 2023 is approximately $6 million of first quarter 2023 net product sales recorded by Sanofi in connection with sales in certain markets outside the United States (Sanofi recorded net product sales in such markets during a transition period).

(d) We record net product sales of Praluent in the United States. Sanofi records net product sales of Praluent outside the United States and pays us a royalty on such sales, which is recorded within Other revenue.

(e) Roche records net product sales outside the United States and we record our share of gross profits from sales based on a pre-specified formula, which is recorded within Collaboration revenue. Refer to "Results of Operations - Revenues - Roche Collaboration Revenue" below for such amounts.

(f) Included in this line item are products which are sold by us and others. Refer to "Results of Operations - Revenues" below for a complete listing of net product sales recorded by us. Not included in this line item are net product sales of ARCALYST, which are recorded by Kiniksa; net product sales of ARCALYST were $79 million for the first quarter of 2024.

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

Clinical Program	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA HD (aflibercept) 8 mg(a)		–RVO	–Two-year data for wAMD and DME (U.S.)	–Approved by European Commission ("EC") and Japan's Ministry of Health, Labour and Welfare ("MHLW") for wAMD and DME
–Initiate Phase 3 study in RVO (second half 2024) to enable U.S. Food and Drug Administration ("FDA") submission

–FDA decision on supplemental Biologics License Application ("sBLA") with two-year data for wAMD and DME (first half 2025)

Pozelimab(f) (REGN3918) Antibody to C5					–Initiate Phase 3 study in combination with cemdisiran in geographic atrophy (second half 2024)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit	–Ulcerative colitis –Eosinophilic gastroenteritis (Phase 2/3)	–Asthma in pediatrics (2–5 years of age) –Bullous pemphigoid(c) –CSU –Chronic pruritus of unknown origin	–EoE in pediatrics (1–11 years of age) (EU) –CRSwNP in adolescents (U.S.) –COPD with type 2 inflammatory phenotype (U.S. and Japan) –CSU in adults and adolescents (EU)
–Approved by FDA for EoE in pediatrics (1–11 years of age)

 –Results from Phase 3 trial in pediatrics (1–11 years of age) with EoE published in New England Journal of Medicine ("NEJM")

–Approved by MHLW for CSU in adults and adolescents

–Approved by EC for uncontrolled COPD characterized by raised blood eosinophils

–Reported that Phase 3 NOTUS trial in COPD with evidence of type 2 inflammation met its primary and key secondary endpoints; results presented at 2024 American Thoracic Society International Conference and published in NEJM

–EC decision on regulatory submission for EoE in pediatrics (second half 2024)

–FDA decision on sBLA
for CRSwNP in
adolescents (target action date of September 15, 2024)

–FDA decision on sBLA for COPD with type 2 inflammatory phenotype (target action date of September 27, 2024)

–EC decision on regulatory submission for CSU in adults and adolescents (first half 2025)

–Report results from ongoing Phase 3 trial in CSU (in biologic-naïve patients) (fourth quarter 2024)

–Report results from Phase 3 trial in bullous pemphigoid (second half 2024)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones
Dupixent (dupilumab)(b) (continued)				–FDA extended by three months target action date of its priority review of sBLA for COPD with type 2 inflammatory phenotype
Kevzara (sarilumab)(b) Antibody to IL-6R	–Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)		–PMR (EU) –pJIA (EU)	–Approved by FDA for pJIA	–EC decision on regulatory submission for PMR (second half 2024) –EC decision on regulatory submission for pJIA (first half 2025)
Itepekimab(b) (REGN3500) Antibody to IL-33	–Non-cystic fibrosis bronchiectasis ("NCFB")	–COPD(e)			–Report results from Phase 3 study in COPD (second half 2025)
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1		–Birch allergy

Solid Organ Oncology

Libtayo (cemiplimab)(g) Antibody to PD-1	–Neoadjuvant CSCC –First-line NSCLC, BNT116(i) combination –Neoadjuvant hepatocellular carcinoma ("HCC")	–Adjuvant CSCC			–Conduct interim analysis from Phase 3 study in adjuvant CSCC (second half 2024) –Submit regulatory application in Japan for NSCLC, monotherapy and chemotherapy combination (second half 2024)
Fianlimab(f) (REGN3767) Antibody to LAG-3	–First-line advanced NSCLC (Phase 2/3) –Perioperative NSCLC –Perioperative melanoma (Phase 2/3)	–First-line metastatic melanoma(e) –First-line adjuvant melanoma –First-line metastatic melanoma versus the combination of relatlimab and nivolumab
–Initiate Phase 2 study (in combination with Libtayo) in perioperative head and neck squamous cell carcinoma (2025)

–Report results from Phase 3 study in first-line metastatic melanoma (2025)

–Report initial data from Phase 2/3 study in first-line advanced NSCLC (fourth quarter 2024)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones
Vidutolimod Immune activator targeting TLR9				–Company discontinued Phase 2 study due to drug supply
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer
Nezastomig (REGN5678) Bispecific antibody targeting PSMA and CD28	–Prostate cancer
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors			–Presented positive results from dose escalation portion of Phase 1/2 trial (in combination with Libtayo) in advanced solid tumors at American Society of Clinical Oncology ("ASCO") 2024 Annual Meeting

Hematology

Pozelimab(f) (REGN3918) Antibody to C5		–Myasthenia gravis, cemdisiran combination(c)(l) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(l)
Odronextamab(m) (REGN1979) Bispecific antibody targeting CD20 and CD3	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–Follicular lymphoma ("FL") –Diffuse large B-cell lymphoma ("DLBCL")	–Relapsed/refractory FL and DLBCL (EU)
–FDA issued Complete Response Letters ("CRLs") for BLA for relapsed/refractory FL and DLBCL due to enrollment status of confirmatory Phase 3 trials

–European Medicines Agency's ("EMA") Committee for Medicinal Products for Human Use ("CHMP") adopted positive opinion for relapsed/refractory FL and DLBCL
–EC decision on Marketing Authorization Application ("MAA") for relapsed/refractory FL and DLBCL (second half 2024)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones
Linvoseltamab(f) (REGN5458) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma (pivotal study)(c)(e) –Earlier (pre-malignant) multiple myeloma –Monoclonal gammopathy of undetermined significance ("MGUS") –Light chain amyloidosis ("ALA")	–Multiple myeloma(c)(e)	–Relapsed/refractory multiple myeloma (U.S.(n) and EU)
–Presented 14-month median follow-up data from pivotal Phase 1/2 trial in multiple myeloma at European Hematology Association ("EHA") Congress 2024 and published these data in Journal of Clinical Oncology
–FDA decision on BLA (target action date of August 22, 2024) and EC decision on MAA (first half 2025) for relapsed/refractory multiple myeloma
NTLA-2001(j) TTR gene knockout using CRISPR/Cas9		–Transthyretin amyloidosis(c) with cardiomyopathy ("ATTR-CM")
REGN9933 Antibody to Factor XI	–Thrombosis				–Report results from Phase 2 study in thrombosis (second half 2024)
REGN7508 Antibody to Factor XI	–Thrombosis
REGN7257 Antibody to IL2Rg	–Aplastic anemia

Internal Medicine/Genetic Medicines

Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	–Obesity(o)
Mibavademab(f)(p) (REGN4461) Agonist antibody to leptin receptor ("LEPR")	–Generalized lipodystrophy(d)(e)
REGN5381 Agonist antibody to NPR1	–Heart failure
Rapirosiran (ALN-HSD)(k) RNAi therapeutic targeting HSD17B13	–Nonalcoholic steatohepatitis ("NASH")

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
(j) In collaboration with Intellia
(k) Alnylam elected to opt-out of the product candidate. Under the terms of our agreement, Alnylam is entitled to receive royalties on sales of the product, if any.
(l) Under the terms of our license agreement for cemdisiran, Alnylam is entitled to receive royalties on sales (if any), as well as sales milestones.
(m) FDA granted Fast Track designation for follicular lymphoma and diffuse large B-cell lymphoma
(n) Company is seeking accelerated approval in the United States
(o) Studied in combination with semaglutide with and without garetosmab
(p) A Phase 2 study, sponsored by Eli Lilly, is also ongoing and testing the combination of tirzepatide and mibavademab compared with tirzepatide alone in patients with obesity.

Additional Information - Clinical Development Programs
Dupixent (dupilumab)
In May 2024, the FDA extended by three months the target action date of its priority review of the sBLA for Dupixent as an add-on maintenance treatment in certain adult patients with uncontrolled COPD. The FDA had requested additional analyses on the efficacy of Dupixent in the BOREAS and NOTUS pivotal trials. Based on the submission of these analyses, the agency determined that this additional information constituted a major amendment to the sBLA and extended the target action date accordingly. The revised target action date is September 27, 2024.
Linvoseltamab
During its review of the linvoseltamab BLA for relapsed/refractory multiple myeloma, the FDA informed us that the third-party fill/finish provider for linvoseltamab had unresolved findings from a pre-approval inspection for another company's product candidate, which is to be filled on the same manufacturing line as linvoseltamab. Although this third-party fill/finish provider communicated to us and the FDA that they believe these findings have been successfully remediated, the FDA has indicated that a re-inspection will be required before these issues are considered resolved and any new products filled on this line can be approved, including linvoseltamab. Therefore, we believe that any potential FDA approval of the linvoseltamab BLA will be delayed beyond the August 22, 2024 target action date. The FDA has not informed us of any approvability issues for linvoseltamab related to safety, efficacy, or the status of our confirmatory trial.
Early-Stage Clinical Development Updates
In 2024, a Phase 1 study of linvoseltamab, in combination with dupilumab, in severe food allergy was initiated.
A Phase 1/2 study of DB-OTO, an AAV-based gene therapy, in children with profound genetic hearing loss due to mutations of the otoferlin gene is ongoing. In May 2024, the Company presented updated data from the Phase 1/2 trial at the American Society of Gene and Cell Therapy ("ASGCT") annual conference and announced that DB-OTO improved hearing to normal levels in one child and that initial hearing improvements were observed in a second child. Additionally, the FDA granted DB-OTO Regenerative Medicine Advanced Therapy ("RMAT") designation.
In 2024, a Phase 1 combination cohort of nezastomig and REGN4336 (bispecific antibody targeting PSMA and CD3) in metastatic castration-resistant prostate cancer was initiated.
Collaboration, License, and Other Agreements
Sanofi
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the collaboration, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits; however, we are only required to apply 20% of our share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of June 30, 2024, the total amount of our contingent reimbursement obligation to Sanofi (i.e., "development balance") in connection with such development expenses was approximately $2.013 billion.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and Regeneron has the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and in certain countries outside the United States. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits from sales within the United States, and share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us).
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
Alnylam
We and Alnylam Pharmaceuticals, Inc. are parties to a collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. During 2023, we paid a $100.0 million development milestone to Alnylam upon the achievement of specified proof-of-principle criteria for a CNS program (ALN-APP) and Alnylam is eligible to receive an additional $100.0 million clinical proof-of-principle milestone in connection with an eye program.
We have also entered into various license agreements with Alnylam, with us as the licensee, including for cemdisiran (a small interfering RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway) as a monotherapy and for a combination consisting of cemdisiran and pozelimab.
During the second quarter of 2024, we elected to no longer co-develop ALN-APP pursuant to a co-development/co-commercialization collaboration agreement; as a result, Alnylam retains the right to develop and commercialize such product and we will receive a royalty on sales (if any).
Intellia
We and Intellia Therapeutics, Inc. are parties to a license and collaboration agreement to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. NTLA-2001, which is in clinical development, is subject to a co-development and co-commercialization arrangement pursuant to which Intellia will lead development and commercialization activities and the parties share an agreed-upon percentage of development expenses and profits (if commercialized). In addition, we also have non-exclusive rights to independently develop and commercialize ex vivo gene edited products.
In September 2023, we expanded the license and collaboration agreement to develop additional in vivo CRISPR-based gene editing therapies focused on neurological and muscular diseases. Intellia will lead the design of the editing methodology, we will lead the design of the targeted viral vector delivery approach, and the parties share costs equally. Each company will have the opportunity to lead potential development and commercialization of product candidates for one target, and the company that is not leading development and commercialization will have the option to enter into a co-development and co-commercialization agreement for the target.
In addition, in October 2023, we elected to extend the period for selecting targets under the license and collaboration agreement for an additional two years until April 2026; as a result, we made a $30.0 million extension payment to Intellia.
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
In August 2023, we acquired Decibel by paying $101.3 million in cash (or $4.00 per share of Decibel common stock). In addition, Decibel shareholders received one non-tradeable contingent value right ("CVR") per share of Decibel common stock, entitling them to receive up to an additional $3.50 per share in cash upon achievement of certain development milestones for DB-OTO within specified time periods.
In July 2024, a development milestone contemplated by the CVRs was achieved, and, as a result, we became obligated to pay $55.1 million to the holders of the CVRs. The holders of the CVRs may be entitled to receive an additional $42.0 million if an additional milestone contemplated by the CVRs is achieved.
2seventy bio
In 2018, we entered into a collaboration agreement with bluebird bio, Inc. (which subsequently spun out 2seventy bio, Inc. in 2021) to research, develop, and commercialize novel cell therapy approaches to address cancer.
In April 2024, we acquired full development and commercialization rights to 2seventy bio's oncology and autoimmune preclinical and clinical stage cell therapy pipeline. Under the terms of the agreement, we made a $5.0 million up-front payment, and have assumed ongoing program, infrastructure, and personnel costs related to the product candidates acquired. We are obligated to pay 2seventy bio a regulatory milestone upon the first major market approval of the first approved product; and, with respect to any approved product, a low single-digit percent royalty on sales. In addition, we separately entered into sublease agreements for a portion of 2seventy bio's facilities.
General
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the success in commercializing EYLEA HD, EYLEA, and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, and our research and development activities and related costs which are not reimbursed by collaborators are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.
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
The information contained on our websites and social media channels is not included as a part of, or incorporated by reference into, this report.
Results of Operations
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues	$3,547.1	$3,158.1	$6,692.1	$6,320.2
Operating expenses	2,477.5	2,141.6	4,871.1	4,357.0
Income from operations	1,069.6	1,016.5	1,821.0	1,963.2
Other income (expense)	558.5	66.4	507.8	(22.3)
Income before income taxes	1,628.1	1,082.9	2,328.8	1,940.9
Income tax expense	195.8	114.5	174.5	154.7
Net income	$1,432.3	$968.4	$2,154.3	$1,786.2

Net income per share - diluted	$12.41	$8.50	$18.68	$15.68

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	$ Change	2024	2023	$ Change
Net product sales:
EYLEA HD - U.S.	$304.2	$—	$304.2	$504.2	$—	$504.2
EYLEA - U.S.	1,230.5	1,500.1	(269.6)	2,432.1	2,933.9	(501.8)
Total EYLEA HD and EYLEA - U.S.	1,534.7	1,500.1	34.6	2,936.3	2,933.9	2.4
Libtayo - U.S.	182.4	130.2	52.2	341.6	239.9	101.7
Libtayo - ROW	115.0	79.8	35.2	219.7	147.0	72.7
Total Libtayo - Global	297.4	210.0	87.4	561.3	386.9	174.4
Praluent - U.S.	56.1	40.5	15.6	126.1	80.7	45.4
Evkeeza - U.S.	30.4	19.3	11.1	55.2	34.2	21.0
Inmazeb - Global	—	2.2	(2.2)	1.0	4.4	(3.4)
Total net product sales	$1,918.6	$1,772.1	$146.5	$3,679.9	$3,440.1	$239.8

Collaboration revenue:
Sanofi	$1,145.6	$943.7	$201.9	$2,055.4	$1,742.1	$313.3
Bayer	375.1	376.7	(1.6)	731.1	733.6	(2.5)
Roche	0.4	(3.8)	4.2	0.9	218.4	(217.5)
Other	2.9	0.1	2.8	3.4	0.7	2.7
Other revenue	104.5	69.3	35.2	221.4	185.3	36.1
Total revenues	$3,547.1	$3,158.1	$389.0	$6,692.1	$6,320.2	$371.9
Net Product Sales
Total EYLEA HD and EYLEA net product sales in the U.S. increased for the three and six months ended June 30, 2024, compared to the same periods in 2023. EYLEA HD was approved by the FDA in August 2023 and EYLEA HD net product sales for the three and six months ended June 30, 2024 were driven by the transition of patients from other anti-VEGF products, including EYLEA, to EYLEA HD, as well as new patients naïve to anti-VEGF therapy. Net product sales of EYLEA in the United States decreased for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to (i) the aforementioned approval and transition of certain patients to EYLEA HD, and (ii) other market dynamics that resulted in lower volumes and a lower net selling price.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Regeneron's share of profits	$988.3	$751.1	$1,792.3	$1,387.6
Reimbursement for manufacturing of commercial supplies(a)	157.3	192.6	263.1	354.5
Total Sanofi collaboration revenue	$1,145.6	$943.7	$2,055.4	$1,742.1

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Global net product sales of Dupixent and Kevzara are recorded by Sanofi, and we and Sanofi share profits on such sales.

Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Dupixent and Kevzara net product sales	$3,666.1	$2,888.9	$6,837.0	$5,452.4
Regeneron's share of collaboration profits in connection with commercialization of antibodies	$1,149.2	$857.8	$2,075.1	$1,569.2
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(160.9)	(106.7)	(282.8)	(181.6)
Regeneron's share of profits	$988.3	$751.1	$1,792.3	$1,387.6

Regeneron's share of profits as a percentage of Dupixent and Kevzara net product sales	27%	26%	26%	25%
The increase in our share of profits for the three and six months ended June 30, 2024, compared to the same periods in 2023, was driven by higher profits associated with Dupixent sales.
Bayer Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Regeneron's share of profits	$353.0	$349.5	$686.9	$681.1
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	22.1	27.2	44.2	52.5
Total Bayer collaboration revenue	$375.1	$376.7	$731.1	$733.6

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Bayer records net product sales of EYLEA 8 mg and EYLEA outside the United States. Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
EYLEA 8 mg and EYLEA net product sales outside the United States	$907.8	$886.3	$1,757.2	$1,733.4
Regeneron's share of collaboration profit from sales outside the United States	$369.0	$363.5	$719.5	$710.4
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(16.0)	(14.0)	(32.6)	(29.3)
Regeneron's share of profits	$353.0	$349.5	$686.9	$681.1

Regeneron's share of profits as a percentage of EYLEA 8 mg and EYLEA net product sales outside the United States	39%	39%	39%	39%

Roche Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Global gross profit payment from Roche in connection with sales of Ronapreve	$0.4	$—	$0.9	$222.2
Other	—	(3.8)	—	(3.8)
Total Roche collaboration revenue	$0.4	$(3.8)	$0.9	$218.4
Roche distributes and records net product sales of Ronapreve outside the United States, and the parties share gross profits from sales.
Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except headcount data)	2024	2023	Change	2024	2023	Change
Research and development(a)	$1,200.0	$1,085.3	$114.7	$2,448.4	$2,186.5	$261.9
Acquired in-process research and development	23.9	—	23.9	31.0	56.1	(25.1)
Selling, general, and administrative(a)	758.8	652.0	106.8	1,447.8	1,253.1	194.7
Cost of goods sold	257.8	192.4	65.4	498.2	400.8	97.4
Cost of collaboration and contract manufacturing(b)	222.4	212.5	9.9	415.8	461.6	(45.8)
Other operating expense (income), net	14.6	(0.6)	15.2	29.9	(1.1)	31.0
Total operating expenses	$2,477.5	$2,141.6	$335.9	$4,871.1	$4,357.0	$514.1

Average headcount	14,176	12,412	1,764	13,926	12,256	1,670

(a) Includes costs incurred net of any cost reimbursements from collaborators
(b) Includes costs incurred in connection with producing commercial drug supplies for collaborators and others
Operating expenses included stock-based compensation of $223.2 million and $202.0 million for the three months ended June 30, 2024 and 2023, respectively, and $453.3 million and $440.7 million for the six months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense relates to equity awards granted under our long-term incentive plans.

Research and Development Expenses
The following table summarizes our direct research and development expenses by clinical development program and other significant categories of research and development expenses. Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, including costs related to preclinical research activities, clinical trials, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse. Indirect research and development expenses have not been allocated directly to each program, and primarily consist of costs to compensate personnel, overhead and infrastructure costs to maintain our facilities, and other costs related to activities that benefit multiple projects. Clinical manufacturing costs primarily consist of costs to manufacture bulk drug product for clinical development purposes as well as related drug filling, packaging, and labeling costs. Clinical manufacturing costs also include pre-launch commercial supplies which did not meet the criteria to be capitalized as inventory. The table below also includes reimbursements of research and development expenses by collaborators, as when we are entitled to reimbursement of all or a portion of such expenses that we incur under a collaboration, we record those reimbursable amounts in the period in which such costs are incurred.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023*	$ Change	2024	2023*	$ Change
Direct research and development expenses:
Fianlimab	$51.0	$18.1	$32.9	$115.0	$52.9	$62.1
Dupixent (dupilumab)	28.8	50.1	(21.3)	65.1	99.3	(34.2)
Odronextamab	34.3	19.6	14.7	60.3	41.8	18.5
EYLEA HD (aflibercept) 8 mg	25.1	27.9	(2.8)	47.1	53.6	(6.5)
Itepekimab	24.2	12.7	11.5	43.6	32.1	11.5
Linvoseltamab	23.1	26.3	(3.2)	86.4	41.1	45.3
Libtayo (cemiplimab)	20.2	25.4	(5.2)	42.8	58.3	(15.5)
Pozelimab	19.8	12.8	7.0	31.8	22.7	9.1
Other product candidates in clinical development and other research programs	137.4	128.3	9.1	280.2	241.8	38.4
Total direct research and development expenses	363.9	321.2	42.7	772.3	643.6	128.7

Indirect research and development expenses:
Payroll and benefits	422.5	362.9	59.6	841.4	761.8	79.6
Lab supplies and other research and development costs	56.5	58.5	(2.0)	112.4	108.4	4.0
Occupancy and other operating costs	141.6	122.1	19.5	276.1	244.0	32.1
Total indirect research and development expenses	620.6	543.5	77.1	1,229.9	1,114.2	115.7

Clinical manufacturing costs	260.1	274.0	(13.9)	534.6	524.1	10.5

Reimbursement of research and development expenses by collaborators	(44.6)	(53.4)	8.8	(88.4)	(95.4)	7.0

Total research and development expenses	$1,200.0	$1,085.3	$114.7	$2,448.4	$2,186.5	$261.9

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Research and development expenses included stock-based compensation expense of $122.4 million and $109.1 million for the three months ended June 30, 2024 and 2023, respectively, and $245.4 million and $248.6 million for the six months ended June 30, 2024 and 2023, respectively.
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
Acquired In-process Research and Development ("IPR&D")
Acquired IPR&D for the three and six months ended June 30, 2024 primarily included up-front payments, as well as a premium on equity securities purchased, in connection with collaboration and licensing agreements. Acquired IPR&D for the six months ended June 30, 2023 included a $45.0 million up-front payment in connection with our collaboration agreement with Sonoma Biotherapeutics, Inc.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, due to higher commercialization-related expenses to support our launch of EYLEA HD and higher headcount and headcount-related costs partly related to our international commercial expansion. Selling, general, and administrative expenses also included stock-based compensation expense of $82.6 million and $73.3 million for the three months ended June 30, 2024 and 2023, respectively, and $168.8 million and $150.1 million for the six months ended June 30, 2024 and 2023, respectively.
Cost of Goods Sold
Cost of goods sold increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to higher start-up costs for our Rensselaer, New York fill/finish facility.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing decreased for the six months ended June 30, 2024, compared to the same period in 2023, partly due to the recognition of lower Dupixent manufacturing costs as a result of the transition to a higher-yielding manufacturing process.
Other Operating Expense (Income)
Other operating expense (income), net, reflected charges of $14.6 million and $29.9 million, for the three and six months ended June 30, 2024, respectively, related to the increase in the estimated fair value of the contingent consideration liability recognized in connection with our 2023 acquisition of Decibel Therapeutics, Inc.
Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Unrealized gains (losses) on equity securities, net	$392.5	$(30.9)	$196.3	$(195.6)
Interest income	179.4	118.3	340.9	213.5
Other	1.4	(2.1)	1.5	(3.3)
Other income (expense), net	573.3	85.3	538.7	14.6
Interest expense	(14.8)	(18.9)	(30.9)	(36.9)
Total other income (expense)	$558.5	$66.4	$507.8	$(22.3)

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except effective tax rate)	2024	2023	2024	2023
Income tax expense	$195.8	$114.5	$174.5	$154.7
Effective tax rate	12.0%	10.6%	7.5%	8.0%
Our effective tax rate for the three and six months ended June 30, 2024 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, partly offset by the remeasurement of existing uncertain tax positions.
Certain countries in which we have operations, including Ireland, have adopted legislation influenced by the Organization for Economic Co-operation and Development ("OECD") Global Anti-Base Erosion Model Rules ("Pillar Two") framework, including a minimum tax rate of 15%. The adoption of the Pillar Two framework did not have a material impact on our effective tax rate for the three and six months ended June 30, 2024. It is uncertain whether the United States will enact legislation to adopt the Pillar Two framework. We continue to evaluate additional guidance released by the OECD, along with the pending legislative adoption by additional individual countries.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,	December 31,
(In millions)	2024	2023	$ Change
Financial assets:
Cash and cash equivalents	$1,920.7	$2,730.0	$(809.3)
Marketable securities - current	7,888.3	8,114.8	(226.5)
Marketable securities - noncurrent	7,722.4	5,396.5	2,325.9
	$17,531.4	$16,241.3	$1,290.1

Working capital:
Current assets	$19,081.6	$19,479.2	$(397.6)
Current liabilities	3,508.6	3,423.4	85.2
	$15,573.0	$16,055.8	$(482.8)

Borrowings and finance lease liabilities:
Long-term debt	$1,983.6	$1,982.9	$0.7
Finance lease liabilities	$720.0	$720.0	$—
As of June 30, 2024, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
(In millions)	2024	2023	$ Change
Cash flows provided by operating activities	$1,866.5	$2,390.0	$(523.5)
Cash flows used in investing activities	$(2,244.3)	$(2,622.6)	$378.3
Cash flows used in financing activities	$(431.0)	$(936.7)	$505.7
Cash Flows from Investing Activities
Capital expenditures for the six months ended June 30, 2024 included costs incurred in connection with the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York location, as well as costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the fill/finish facility). We expect to incur capital expenditures of $750 million to $820 million for the full year of 2024 primarily in connection with the continued expansion of our facilities in Tarrytown and Rensselaer (including the fill/finish facility).
Payments for the Libtayo intangible asset of $58.3 million and $121.8 million for the six months ended June 30, 2024 and 2023, respectively, were related to contingent consideration in connection with our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $1.120 billion for the six months ended June 30, 2024, compared to $575.9 million for the six months ended June 30, 2023. In addition, payments in connection with Common Stock tendered for employee tax obligations were $655.5 million for the six months ended June 30, 2024, compared to $113.1 million for the six months ended June 30, 2023. For information related to repurchases of Common Stock, see "Share Repurchase Programs" section below.
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
In April 2024, our board of directors authorized a share repurchase program to repurchase up to an additional $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase program described above.
The table below summarizes the shares of our Common Stock we repurchased and the cost of the shares, which were recorded as Treasury Stock.

	Six Months Ended June 30,
(In millions)	2024	2023
Number of shares	0.9	1.9
Total cost of shares	$899.4	$1,416.7
As of June 30, 2024, an aggregate of $3.631 billion remained available for share repurchases under the programs.
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed February 5, 2024). There have been no material changes to critical accounting estimates during the six months ended June 30, 2024.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed February 5, 2024). There have been no material changes to our market risks or to our management of such risks as of June 30, 2024.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are substantially dependent on the success of our ophthalmology portfolio, which consists of EYLEA and, since its August 2023 FDA approval, EYLEA HD. EYLEA net product sales have historically represented a substantial portion of our revenues, and we expect that there will continue to be a concentration of our net sales from the net product sales of EYLEA HD and EYLEA. For the six months ended June 30, 2024 and 2023, our aggregate EYLEA HD and EYLEA net product sales in the United States represented 44% and 46% of our total revenues, respectively. For the six months ended June 30, 2024, EYLEA HD U.S. net product sales represented 17% of our aggregate EYLEA HD and EYLEA U.S. net product sales. If we are successful in commercializing EYLEA HD, we expect that our dependence on EYLEA HD will grow relative to our historical dependence on EYLEA. If we experience difficulty with the commercialization of EYLEA HD or EYLEA in the United States or if Bayer experiences any difficulty with the commercialization of EYLEA HD or EYLEA outside the United States, if EYLEA net product sales experience a sustained decline in or outside the United States without an offset from EYLEA HD net product sales, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed. Commercialization of EYLEA and EYLEA HD in the United States and elsewhere is subject to significant competition (as described further below under "The commercial success of our products and product candidates is subject to significant competition"), which we expect to continue to increase in the future. For the three and six months ended June 30, 2024, EYLEA U.S. net product sales declined by 18% and 17%, respectively, compared to the same periods in 2023. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) expired on May 18, 2024. See "Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products" below. As of the date of this report, three biosimilar versions of EYLEA had been approved by the FDA. While no such biosimilar product has been launched in the United States to date, we face the risk of lower EYLEA net product sales when these or other biosimilar versions of EYLEA are brought to market in the United States, which may have a material adverse impact on our results of operations. In addition, we expect that competition for EYLEA outside the United States will increase in the future when biosimilar versions of EYLEA (including those already approved but not yet launched) are brought to market in additional countries, which may negatively impact the amount of collaboration revenue we earn from Bayer. The degree to which EYLEA HD net product sales may offset any potential decrease in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
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

In many countries outside the United States, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our marketed products in those countries. In some of these countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country, and may take into account the clinical effectiveness, cost, and service impact of existing, new, and emerging drugs and treatments. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we or our collaborators are unable to market our products in countries outside the United States or if coverage and reimbursement for our marketed products in such countries is limited or delayed. As discussed below under "If we are unable to establish sufficient commercial capabilities outside the United States for Libtayo, Dupixent, and any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected," we will need to manage these and other commercialization-related risks in order for us to successfully develop sufficient commercial capabilities outside the United States (including those necessary for our successful commercialization and co-commercialization of Libtayo and Dupixent, respectively).
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
EYLEA and EYLEA HD. EYLEA and EYLEA HD face significant competition in the marketplace. For example, each of EYLEA and EYLEA HD competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); and biosimilar versions of Lucentis commercialized in the United States by Biogen Inc. and Sandoz Group AG. In addition, biosimilar versions of EYLEA have been approved both in and outside the United States. We expect that biosimilar competition for EYLEA will increase in the future when biosimilar versions of EYLEA are launched in additional countries (such as the United States), the timing of which will depend on, among other factors, the outcome of the pending patent litigation proceedings described in Note 11 to our Condensed Consolidated Financial Statements and the expiration of the patents protecting EYLEA (including those set forth under Part I - Item 1. "Business - Patents, Trademarks, and Trade Secrets" of Regeneron's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed February 5, 2024)). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's and EYLEA HD's respective indications, and we are aware of another company developing an ophthalmic formulation of such product that has been approved in the EU. In DME (and, in the case of EYLEA, also RVO), EYLEA and EYLEA HD also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's and EYLEA HD's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several other companies developing biosimilar versions of EYLEA, EYLEA HD, and/or other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
EYLEA HD was approved by the FDA in August 2023 for the treatment of wAMD, DME, and DR. As a newly approved product, EYLEA HD has entered the highly competitive environment described above. Our success in commercializing EYLEA HD will depend on a number of factors, including the degree of success and relative timing of our commercial launch and uptake efforts as compared to those of relevant competition, the extent to which we and our collaborators are able to differentiate EYLEA HD from competitive products (such as on the basis of dosing frequency or the method of administration), the safety and efficacy of EYLEA HD seen in a broader patient group (i.e., real-world use), the extent of payor coverage and reimbursement, and the applicability of any restrictions imposed by payors, such as step therapy.
Dupixent. The market for Dupixent's current and potential future indications is also increasingly competitive. In atopic dermatitis, there are topical and systemic JAK inhibitors and antibodies against IL-13 approved or in development for atopic dermatitis. There is also an antibody against IL-31R approved for prurigo nodularis and in development for atopic dermatitis. In addition, a number of companies are developing antibodies against other targets, including IL-4Ra, IL-13Ra1, and/or OX40(L), that may compete with Dupixent in atopic dermatitis and other indications (including asthma and/or prurigo nodularis), as applicable. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or thymic stromal lymphopoietin ("TSLP"); and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP and EoE. There are several other potentially competitive products in development that may compete with Dupixent in asthma, as well as potential future indications, including antibodies against the IL-33 ligand. Dupixent also faces competition from inhaled products in asthma and potential future indications.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the six months ended June 30, 2024 and 2023, our product sales to two distributor customers accounted on a combined basis for 75% and 76% of our total gross product revenue, respectively. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and PBMs, or further consolidation among the healthcare providers served by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
If we are unable to establish sufficient commercial capabilities outside the United States for Libtayo, Dupixent, and any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and have not yet fully established an organization for the sales, marketing, and distribution of marketed products outside the United States. We are in the process of establishing these capabilities outside the United States for Libtayo in connection with our entry into an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA") in 2022 whereby all rights to develop, commercialize, and manufacture Libtayo will be transferred exclusively to our Company, on a worldwide basis, over the course of a defined transition period. In addition to fully establishing these commercial capabilities by the end of the transition period, we will also need to obtain and/or maintain regulatory approvals and secure pricing and reimbursement for Libtayo in many jurisdictions outside the United States (including Europe and Japan). Further, following the exercise of our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we have established certain co-commercialization capabilities for Dupixent in some of these jurisdictions and are in the process of establishing these capabilities in others. There may be other circumstances in which we need to establish further commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.
In order to commercialize or co-commercialize any products outside the United States beyond what we have done so far, we must build our sales, marketing, distribution, regulatory, managerial, and other capabilities in the relevant markets or make arrangements with third parties to perform these services, any of which will likely be expensive and time consuming and could delay product launch or the co-commercialization of a product in one or more markets outside the United States. We cannot be certain that we will be able to successfully develop full commercial capabilities outside the United States (particularly as it relates to Libtayo, for which we plan to expand our global commercialization footprint as noted above) within an acceptable time frame, without incurring substantial expenses, or at all. These and other difficulties relating to commercializing our products outside the United States may harm our business, prospects, operating results, and financial condition.
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
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug we intend to sell. We must obtain and maintain similar regulatory approvals from comparable foreign regulatory authorities in order to sell drugs outside the United States. Obtaining FDA or comparable foreign regulatory authority approval for a new drug or indication is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. Additionally, in the United States, the FDA may determine that a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies or additional analyses of data from existing studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies or analyses that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies or analyses, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval. For example, in October 2023, the FDA issued a CRL for the sBLA for Dupixent in CSU stating that additional efficacy data are required to support an approval. While results from an ongoing Phase 3 clinical trial (in biologic-naïve patients) are expected in late 2024, there can be no assurance that such data will ultimately result in FDA approval. In addition, in April 2024, during its review of our sBLA for Dupixent in COPD with type 2 inflammatory phenotype, the FDA requested that we provide additional analyses regarding sub-populations from the BOREAS and NOTUS pivotal studies. Following our submission of these additional analyses, the FDA determined that the additional information provided constituted a major amendment of the sBLA, thereby extending by three months the target action date of its review of the sBLA for Dupixent in COPD (from June 27, 2024 to September 27, 2024) pursuant to the applicable regulations.
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
Before approving a new drug or biologic product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, the manner in which such principles are implemented may not be specifically delineated, which can present a challenging environment as the FDA and comparable foreign regulatory authorities increasingly scrutinize compliance with these requirements and regulations. As a result, manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For example, in June 2023, the FDA issued a CRL concerning the Company's BLA for EYLEA HD for the treatment of wAMD, DME, and DR due to unresolved observations resulting from an inspection at a third-party fill/finish provider, which resulted in a delay of the FDA approval of EYLEA HD by nearly two months. See also Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Additional Information - Clinical Development Programs – Linvoseltamab." For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
We are also subject to ongoing requirements imposed by the FDA and comparable foreign regulatory authorities governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping, and reporting of safety and other post-marketing information. The holder of an approved BLA or foreign equivalent is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA or foreign equivalent must also submit new or supplemental applications and obtain FDA or other regulatory approval for certain changes to the approved product, product labeling, or manufacturing process. Advertising and promotional materials must comply with FDA regulations and those of foreign regulatory authorities and may be subject to other potentially applicable federal and state laws. The applicable regulations in countries outside the U.S. grant similar powers to the competent authorities and impose similar obligations on companies.
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in countries outside the United States. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in countries outside the United States. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited; this will be the case for Libtayo in many jurisdictions outside the United States (including Europe and Japan) once we complete the full transition from Sanofi pursuant to the A&R IO LCA discussed above. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities may ask for additional data in order to begin a clinical study, including Phase 3 clinical trials required to submit a MAA in the EU. In addition, such authorities often have the authority to require post-approval studies, such as a post-authorization safety study ("PASS") and/or post-authorization efficacy study ("PAES"), which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in countries outside the United States before we can market that product or any other product in those countries.
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

In addition, other parties may have regulatory exclusivity in the United States or foreign jurisdictions for products relating to targets or conditions we are also pursuing, which could prevent or delay our ability to apply for or obtain regulatory approval for our product candidates in such jurisdictions. For example, under the Orphan Drug Act in the United States, if a product candidate with an orphan drug designation subsequently receives FDA approval for indication(s) within the scope of such designation, the product will be entitled to orphan drug exclusivity for such indication(s), barring the FDA from approving for seven years in such approved indication(s) another sponsor's application for a product candidate considered under the FDA regulations to be the same drug as the previously-approved drug with orphan drug exclusivity. This orphan drug exclusivity does not block approval of competing products intended for the orphan exclusivity-protected indication but containing a different active moiety or principal molecular structure, or containing the same active moiety or principal molecular structure but intended for a different indication. Similarly, in the EU, a designated orphan drug is provided up to 10 years of market exclusivity in the orphan indication, during which time the EMA is generally precluded from accepting a MAA for a similar medicinal product. In both the United States and the EU, if a sponsor can demonstrate that a new product is safer, more effective, or otherwise clinically superior to the original orphan product, orphan exclusivity will not bar approval of the new product.
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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. Biosimilar versions of EYLEA have been recently approved in the United States, EU, and other jurisdictions, with additional biosimilar versions of EYLEA and/or EYLEA HD in development, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product could be approved by the FDA) expired on May 18, 2024. While no biosimilar versions of EYLEA have been launched in the United States to date, when these or other biosimilar versions of EYLEA start to be marketed in the United States, we will no longer benefit from U.S. market exclusivity for EYLEA. In addition, as EYLEA HD does not benefit from regulatory exclusivity in the United States, market exclusivity for EYLEA HD in the United States is based solely on our patent rights pertaining to this product (which are subject to the risks and uncertainties discussed above under "If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed."). The loss of market exclusivity for a product (such as EYLEA or EYLEA HD) would likely negatively affect revenues from product sales of that product and thus our financial results and condition and could have a material negative impact on our business.
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
We and our collaborators and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Recently, the FDA issued CRLs to multiple companies (including us, as further discussed below) citing unresolved inspection findings at third-party manufacturers, which prevented the timely approval of such companies' marketing applications. Our inability, or the inability of our collaborators and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. For example, in June 2023, the FDA issued a CRL concerning the Company's BLA for EYLEA HD for the treatment of wAMD, DME, and DR due to unresolved observations resulting from an inspection at a third-party fill/finish provider, which resulted in a delay of the FDA approval of EYLEA HD by nearly two months. See also Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Additional Information - Clinical Development Programs – Linvoseltamab." Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

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
In addition, the final regulation issued by HRSA regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities has affected our obligations and potential liability under the 340B program. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our financial results. Moreover, HRSA established an ADR process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. . Further, any future changes to the definition of average manufacturer price and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
We have operations and conduct business in many countries outside the United States and have been significantly expanding the scope of these activities in existing and/or additional countries, including EU countries and Japan. For example, as discussed above, we are in the process of establishing commercial capabilities related to Libtayo in many jurisdictions outside the United States following our entry into the A&R IO LCA; and we perform co-commercialization activities under the Antibody Collaboration related to Dupixent in certain jurisdictions outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in countries outside the United States, particularly those in which we have not previously established operations, and many of these risks will increase as we expand our activities in such jurisdictions. These risks include:
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

Most U.S. healthcare providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with many research institutions that are subject to HIPAA. While Regeneron is not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly receive PHI in a manner that is not permitted under HIPAA. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive PHI from a healthcare provider or research institution that has not satisfied HIPAA's requirements for its disclosure. There are instances where we collect and maintain personal data, which may include health information that is outside the scope of HIPAA but within the scope of state health privacy laws or similar state level privacy legislation. This information may be received throughout the clinical trial process, in the course of our research collaborations, directly from individuals who enroll in our patient assistance programs, and from our own employees in a pandemic response process (such as in connection with the COVID-19 pandemic).
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
If Sanofi terminates the Antibody Collaboration or fails to comply with its obligations thereunder, our business, prospects, operating results, and financial condition may be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our development efforts or cut back on such activities. If Sanofi does not perform its obligations with respect to the products and product candidates it is co-developing and/or co-commercializing with us, our ability to develop, manufacture, and commercialize these products and product candidates may be adversely affected. While we have some commercial presence outside the United States, our commercial capabilities outside the United States are still limited and would need to be further developed or outsourced for products commercialized under our Antibody Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish sufficient commercial capabilities outside the United States for Libtayo, Dupixent, and any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration may create substantial new and additional risks to the successful development and commercialization of the products and product candidates subject to such collaborations, particularly outside the United States.
If our collaboration with Bayer for EYLEA HD and EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA HD and EYLEA outside the United States would be materially harmed.
We rely heavily on Bayer with respect to the commercialization of EYLEA HD and EYLEA outside the United States. Bayer is responsible for obtaining and maintaining regulatory approval outside the United States, as well as providing all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA HD and EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to commercialize EYLEA HD and EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek another collaboration that might not be available on favorable terms or at all, and could cause significant issues for the commercialization of EYLEA HD and EYLEA outside the United States and result in substantial additional costs and/or lower revenues to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish sufficient commercial capabilities outside the United States for Libtayo, Dupixent, and any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA HD and EYLEA.
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
As part of our efforts to acquire companies, businesses, products, or product candidates or to enter into other significant transactions, we will conduct business, legal, research and development, regulatory, and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from acquisitions we have consummated or may consummate in the future, whether as a result of unidentified risks or liabilities, integration difficulties, product development or regulatory setbacks (including those relating to issues that may have arisen before we completed the transaction in question), litigation with current or former employees and other events, our business, operating results, and financial condition could be adversely affected. For any acquired product candidates, we will also need to make certain assumptions about, among other things, development costs, the likelihood of receiving regulatory approval, and the market for any such product candidates. Our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.
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
In addition, our systems are potentially vulnerable to data security breaches – whether by employees or others – which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks and incidents. For example, in the past we have experienced, and expect to continue to experience, various types of cybersecurity incidents, including unauthorized access to our IT systems, data security breaches, malware incursions, denial-of-service attacks, phishing campaigns, and other similar disruptions. Similar incidents have been experienced and may in the future be experienced by certain third parties on which we rely. Although we believe, based on an assessment of the relevant facts available to us, that none of these incidents has had a material adverse impact on our operations, there can be no assurance that a future incident would not result in material harm to our business, prospects, operating results, and financial condition. There is also the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare, including in connection with the current Russia-Ukraine or Hamas-Israel armed conflict.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of June 30, 2024, we had an aggregate of $2.704 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of June 30, 2024, we had $1.921 billion in cash and cash equivalents and $15.611 billion in marketable securities (including $1.174 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
•U.S. or other major market launch of a biosimilar version of one of our key marketed products (such as EYLEA or EYLEA HD);
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2024, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2024. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In January 2023, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock and, in April 2024, authorized an additional $3.0 billion for share repurchases (of which an aggregate of $3.631 billion remained available as of June 30, 2024). There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2024, holders of Class A Stock held 14.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2024:
•our current executive officers and directors beneficially owned 5.4% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2024, and 17.1% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2024; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2024. In addition, these five shareholders plus our Chief Executive Officer held approximately 46.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2024.

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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended June 30, 2024. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (In millions)
4/1/2024–4/30/2024	224,301		$912.09	218,940		$4,033.1
5/1/2024–5/31/2024	213,027		$970.35	212,945		$3,826.5
6/1/2024–6/30/2024	197,096		$1,029.22	189,547		$3,631.2
Total	634,424	(a)		621,432	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

Item 5. Other Information
During the three months ended June 30, 2024, no director or executive officer adopted, modified, or terminated any trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
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
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the registrant's Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) the registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iii) the registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023; (iv) the registrant's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (v) the notes to the registrant's Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 1, 2024	By:	/s/ Christopher Fenimore

Christopher Fenimore
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)