Form 10-Q
period 2024-09-30
REGENERON PHARMACEUTICALS, INC.
filed 2024-10-31
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of October 23, 2024:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,817,146
Common Stock, $.001 par value	108,072,385

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"Altibodies™," "ARCALYST®," "Evkeeza®," "EYLEA®," "EYLEA HD®," "Inmazeb®," "Libtayo®," "Ordspono™," "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "RGC®," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," "Veopoz®," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,011.8	$2,730.0
Marketable securities	7,784.7	8,114.8
Accounts receivable, net	6,107.1	5,667.3
Inventories	3,018.0	2,580.5
Prepaid expenses and other current assets	412.0	386.6
Total current assets	19,333.6	19,479.2

Marketable securities	8,490.9	5,396.5
Property, plant, and equipment, net	4,439.2	4,146.4
Intangible assets, net	1,120.1	1,038.6
Deferred tax assets	3,015.1	2,575.4
Other noncurrent assets	1,043.0	444.1
Total assets	$37,441.9	$33,080.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$497.3	$606.6
Accrued expenses and other current liabilities	2,536.5	2,357.9
Deferred revenue	627.2	458.9
Total current liabilities	3,661.0	3,423.4

Long-term debt	1,984.0	1,982.9
Finance lease liabilities	720.0	720.0
Deferred revenue	207.4	126.7
Other noncurrent liabilities	1,543.6	854.1
Total liabilities	8,116.0	7,107.1

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; shares issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2024 and 2023	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 135.3 in 2024 and 133.1 in 2023	0.1	0.1
Additional paid-in capital	12,702.8	11,354.0
Retained earnings	30,755.2	27,260.3
Accumulated other comprehensive income (loss)	60.2	(80.9)
Treasury Stock, at cost; 27.0 shares in 2024 and 25.5 shares in 2023	(14,192.4)	(12,560.4)
Total stockholders' equity	29,325.9	25,973.1
Total liabilities and stockholders' equity	$37,441.9	$33,080.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statements of Operations
Revenues:
Net product sales	$1,946.4	$1,786.1	$5,626.3	$5,226.2
Collaboration revenue	1,660.1	1,438.3	4,450.9	4,133.1
Other revenue	114.2	138.3	335.6	323.6
	3,720.7	3,362.7	10,412.8	9,682.9

Expenses:
Research and development	1,271.5	1,075.3	3,719.9	3,261.8
Acquired in-process research and development	56.2	100.0	87.2	156.1
Selling, general, and administrative	714.4	640.5	2,162.2	1,893.6
Cost of goods sold	262.3	224.5	760.5	625.3
Cost of collaboration and contract manufacturing	228.8	211.9	644.6	673.5
Other operating expense (income), net	8.0	(0.5)	37.9	(1.6)
	2,541.2	2,251.7	7,412.3	6,608.7

Income from operations	1,179.5	1,111.0	3,000.5	3,074.2

Other income (expense):
Other income (expense), net	327.3	17.6	866.0	32.2
Interest expense	(13.8)	(17.8)	(44.7)	(54.7)
	313.5	(0.2)	821.3	(22.5)

Income before income taxes	1,493.0	1,110.8	3,821.8	3,051.7

Income tax expense	152.4	103.0	326.9	257.7

Net income	$1,340.6	$1,007.8	$3,494.9	$2,794.0

Net income per share - basic	$12.40	$9.48	$32.36	$26.16
Net income per share - diluted	$11.54	$8.89	$30.23	$24.57

Weighted average shares outstanding - basic	108.1	106.3	108.0	106.8
Weighted average shares outstanding - diluted	116.2	113.4	115.6	113.7

Statements of Comprehensive Income
Net income	$1,340.6	$1,007.8	$3,494.9	$2,794.0
Other comprehensive income (loss), net of tax:
Unrealized gain on debt securities	128.2	21.3	139.6	62.8
Gain (loss) on foreign currency translation	1.9	(0.4)	1.5	(0.8)
Comprehensive income	$1,470.7	$1,028.7	$3,636.0	$2,856.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	1.8	$—	133.1	$0.1	$11,354.0	$27,260.3	$(80.9)	(25.5)	$(12,560.4)	$25,973.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.5	—	672.4	—	—	—	—	672.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(335.9)	—	—	—	—	(335.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.8	—	—	—	1.7	20.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.3)	(298.0)	(298.0)
Stock-based compensation charges	—	—	—	—	233.3	—	—	—	—	233.3
Net income	—	—	—	—	—	722.0	—	—	—	722.0
Other comprehensive income, net of tax	—	—	—	—	—	—	3.7	—	—	3.7
Balance, March 31, 2024	1.8	—	134.2	0.1	11,942.6	27,982.3	(77.2)	(25.8)	(12,856.7)	26,991.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.0	—	436.5	—	—	—	—	436.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(311.8)	—	—	—	—	(311.8)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	19.6	—	—	—	2.2	21.8
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(601.4)	(601.4)
Stock-based compensation charges	—	—	—	—	230.0	—	—	—	—	230.0
Net income	—	—	—	—	—	1,432.3	—	—	—	1,432.3
Other comprehensive income, net of tax	—	—	—	—	—	—	7.3	—	—	7.3
Balance, June 30, 2024	1.8	—	134.8	0.1	12,316.9	29,414.6	(69.9)	(26.4)	(13,455.9)	28,205.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.6	—	255.7	—	—	—	—	255.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(120.2)	—	—	—	—	(120.2)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	20.0	—	—	—	1.8	21.8
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(738.3)	(738.3)
Stock-based compensation charges	—	—	—	—	230.4	—	—	—	—	230.4
Net income	—	—	—	—	—	1,340.6	—	—	—	1,340.6
Other comprehensive income, net of tax	—	—	—	—	—	—	130.1	—	—	130.1
Balance, September 30, 2024	1.8	$—	135.3	$0.1	$12,702.8	$30,755.2	$60.2	(27.0)	$(14,192.4)	$29,325.9

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	1.8	$—	130.4	$0.1	$9,949.3	$23,306.7	$(238.8)	(22.6)	$(10,353.3)	$22,664.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.1	—	491.3	—	—	—	—	491.3
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(99.2)	—	—	—	—	(99.2)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.9	—	—	—	1.7	20.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.9)	(693.9)	(693.9)
Stock-based compensation charges	—	—	—	—	237.4	—	—	—	—	237.4
Net income	—	—	—	—	—	817.8	—	—	—	817.8
Other comprehensive income, net of tax	—	—	—	—	—	—	57.2	—	—	57.2
Balance, March 31, 2023	1.8	—	131.4	0.1	10,597.7	24,124.5	(181.6)	(23.5)	(11,045.5)	23,495.2
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.2	—	80.7	—	—	—	—	80.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(14.0)	—	—	—	—	(14.0)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	16.1	—	—	—	2.4	18.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.0)	(722.8)	(722.8)
Stock-based compensation charges	—	—	—	—	208.0	—	—	—	—	208.0
Net income	—	—	—	—	—	968.4	—	—	—	968.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16.1)	—	—	(16.1)
Balance, June 30, 2023	1.8	—	131.6	0.1	10,888.5	25,092.9	(197.7)	(24.5)	(11,765.9)	24,017.9
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.7	—	268.9	—	—	—	—	268.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.2)	—	(129.4)	—	—	—	—	(129.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	16.1	—	—	—	1.9	18.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(507.1)	(507.1)
Stock-based compensation charges	—	—	—	—	207.4	—	—	—	—	207.4
Net income	—	—	—	—	—	1,007.8	—	—	—	1,007.8
Other comprehensive income, net of tax	—	—	—	—	—	—	20.9	—	—	20.9
Balance, September 30, 2023	1.8	$—	132.1	$0.1	$11,251.5	$26,100.7	$(176.8)	(25.1)	$(12,271.1)	$24,904.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$3,494.9	$2,794.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	356.5	308.0
Stock-based compensation expense	678.4	644.6
(Gains) losses on marketable and other securities, net	(331.2)	324.5
Other non-cash items, net	(31.9)	17.4
Deferred income taxes	(477.1)	(551.5)
Changes in assets and liabilities:
Increase in accounts receivable	(436.2)	(256.1)
Increase in inventories	(502.0)	(224.4)
Increase in prepaid expenses and other assets	(352.2)	(284.4)
Increase (decrease) in deferred revenue	249.0	(5.1)
Increase in accounts payable, accrued expenses, and other liabilities	509.5	737.3
Total adjustments	(337.2)	710.3
Net cash provided by operating activities	3,157.7	3,504.3

Cash flows from investing activities:
Purchases of marketable and other securities	(14,664.5)	(9,514.2)
Sales or maturities of marketable and other securities	12,445.3	7,059.3
Capital expenditures	(556.3)	(467.2)
Proceeds from sale of property, plant, and equipment	20.1	—
Payments for Libtayo intangible asset	(58.3)	(145.7)
Acquisitions, net of cash acquired	(5.0)	(51.1)
Net cash used in investing activities	(2,818.7)	(3,118.9)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,374.4	844.5
Payments in connection with Common Stock tendered for employee tax obligations	(775.7)	(242.5)
Repurchases of Common Stock	(1,630.3)	(1,946.0)
Other	(33.4)	—
Net cash used in financing activities	(1,065.0)	(1,344.0)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(0.6)

Net decrease in cash, cash equivalents, and restricted cash	(726.0)	(959.2)

Cash, cash equivalents, and restricted cash at beginning of period	2,737.8	3,119.4

Cash, cash equivalents, and restricted cash at end of period	$2,011.8	$2,160.2

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

2. Product Sales
Net product sales consist of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2024	2023	2024	2023
EYLEA HD®	U.S.	$392.3	$42.7	$896.5	$42.7
EYLEA®	U.S.	1,144.6	1,448.2	3,576.7	4,382.1
Total EYLEA HD and EYLEA	U.S.	1,536.9	1,490.9	4,473.2	4,424.8
Libtayo®	U.S.	194.5	144.1	536.1	384.0
Libtayo	Rest of world	94.1	88.3	313.8	235.3
Total Libtayo	Global	288.6	232.4	849.9	619.3
Praluent®	U.S.	52.9	40.4	179.0	121.1
Evkeeza®	U.S.	32.4	19.1	87.6	53.3
Inmazeb®	Global	35.6	3.3	36.6	7.7
		$1,946.4	$1,786.1	$5,626.3	$5,226.2
As of September 30, 2024 and December 31, 2023, the Company had $4.142 billion and $3.888 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that each accounted for more than 10% of total gross product revenue for the three and nine months ended September 30, 2024 and 2023. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Besse Medical, a subsidiary of Cencora, Inc.	51%	53%	51%	52%
McKesson Corporation	24%	24%	24%	25%
3. Collaboration, License, and Other Agreements
a. Sanofi
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. The Company is obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi (i.e., "development balance") based on the Company's share of collaboration profits; however, the Company is only required to apply 20% of its share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of September 30, 2024, the Company's contingent reimbursement obligation to Sanofi under the collaboration was approximately $1.810 billion.
Sanofi leads commercialization activities for products under the collaboration, subject to the Company's right to co-commercialize such products. During the three months ended September 30, 2023, the Company earned the final $50.0 million sales-based milestone from Sanofi upon aggregate annual sales of antibodies outside the United States exceeding $3.0 billion on a rolling twelve-month basis.

Amounts recognized in the Company's Statements of Operations in connection with its Sanofi collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2024	2023	2024	2023
Regeneron's share of profits	Collaboration revenue	$1,088.3	$863.0	$2,880.6	$2,250.6
Sales-based milestones earned	Collaboration revenue	$—	$50.0	$—	$50.0
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$175.1	$151.5	$438.2	$506.0
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(7.8)	$(25.8)	$(35.5)	$(66.7)
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$169.0	$135.5	$459.3	$384.0
The following table summarizes contract balances in connection with the Company's Sanofi collaboration:

	September 30,	December 31,
(In millions)	2024	2023
Accounts receivable, net	$1,270.5	$1,029.1
Deferred revenue	$621.4	$427.7
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
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2024	2023	2024	2023
Regeneron's share of profits	Collaboration revenue	$367.6	$349.9	$1,054.5	$1,031.0
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$23.2	$27.2	$67.4	$79.7
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(11.8)	$(9.7)	$(35.2)	$(35.1)
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	September 30,	December 31,
(In millions)	2024	2023
Accounts receivable, net	$377.2	$381.7
Deferred revenue	$195.3	$138.2

c. Roche
The Company is a party to a collaboration agreement with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV® in the United States and Ronapreve™ in other countries). Under the terms of the collaboration agreement, the Company has the right to distribute the product in the United States while Roche has the right to distribute the product outside the United States. The parties share gross profits from worldwide sales.
Amounts recognized in the Company's Statements of Operations in connection with its Roche collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2024	2023	2024	2023
Global gross profits earned in connection with sales of Ronapreve	Collaboration revenue	$0.5	$—	$1.4	$222.2
Other	Collaboration revenue	$—	$(5.7)	$—	$(9.5)
Contract balances in the Company's Balance Sheets in connection with the Roche collaboration were not material as of September 30, 2024 and December 31, 2023.
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
During the three and nine months ended September 30, 2024, the Company recorded to Acquired in-process research and development expense a $45.0 million development milestone in connection with the Company's collaboration agreement with Sonoma Biotherapeutics, Inc.
During the three and nine months ended September 30, 2023, the Company recorded to Acquired in-process research and development expense a $100.0 million development milestone in connection with the Company's collaboration agreement with Alnylam Pharmaceuticals, Inc. Acquired in-process research and development expense for the nine months ended September 30, 2023 also included a $45.0 million up-front payment in connection with the Company's collaboration agreement with Sonoma.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income - basic and diluted	$1,340.6	$1,007.8	$3,494.9	$2,794.0

Weighted average shares - basic	108.1	106.3	108.0	106.8
Effect of dilutive securities:
Stock options	5.3	4.8	5.2	4.9
Restricted stock awards and restricted stock units	2.8	2.3	2.4	2.0
Weighted average shares - diluted	116.2	113.4	115.6	113.7

Net income per share - basic	$12.40	$9.48	$32.36	$26.16
Net income per share - diluted	$11.54	$8.89	$30.23	$24.57
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2024	2023	2024	2023
Stock options	0.1	1.7	1.5	1.7

5. Marketable Securities
Marketable securities as of September 30, 2024 and December 31, 2023 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of September 30, 2024	Cost Basis	Gains	Losses	Value
Corporate bonds	$7,708.2	$83.5	$(24.4)	$7,767.3
U.S. government and government agency obligations	5,985.8	14.1	(1.3)	5,998.6
Sovereign bonds	66.7	0.4	(0.2)	66.9
Commercial paper	556.6	1.0	—	557.6
Certificates of deposit	402.1	1.0	—	403.1
Asset-backed securities	173.2	0.8	(0.1)	173.9
	$14,892.6	$100.8	$(26.0)	$14,967.4

As of December 31, 2023
Corporate bonds	$6,492.5	$10.4	$(104.9)	$6,398.0
U.S. government and government agency obligations	4,839.6	2.4	(8.6)	4,833.4
Sovereign bonds	58.1	—	(0.9)	57.2
Commercial paper	636.8	0.2	(0.2)	636.8
Certificates of deposit	520.8	0.6	—	521.4
Asset-backed securities	88.2	0.1	(1.2)	87.1
	$12,636.0	$13.7	$(115.8)	$12,533.9
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of September 30, 2024 mature at various dates through October 2029. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	September 30,	December 31,
(In millions)	2024	2023
Maturities within one year	$7,784.7	$8,114.8
Maturities after one year through five years	7,181.9	4,414.5
Maturities after five years	0.8	4.6
	$14,967.4	$12,533.9

The following table shows the fair value and gross unrealized losses by category and disaggregated by the length of time that the Company's available-for-sale debt securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$6,351.7	$(0.7)	$1,415.6	$(23.7)	$7,767.3	$(24.4)
U.S. government and government agency obligations	5,799.9	(0.1)	198.7	(1.2)	5,998.6	(1.3)
Sovereign bonds	46.0	—	20.9	(0.2)	66.9	(0.2)
Asset-backed securities	141.6	—	32.3	(0.1)	173.9	(0.1)
	$12,339.2	$(0.8)	$1,667.5	$(25.2)	$14,006.7	$(26.0)

As of December 31, 2023
Corporate bonds	$2,363.3	$(2.4)	$4,034.7	$(102.5)	$6,398.0	$(104.9)
U.S. government and government agency obligations	4,780.6	(6.0)	52.7	(2.6)	4,833.3	(8.6)
Sovereign bonds	12.4	(0.1)	44.8	(0.8)	57.2	(0.9)
Commercial paper	636.8	(0.2)	—	—	636.8	(0.2)
Asset-backed securities	61.8	(0.3)	25.3	(0.9)	87.1	(1.2)
	$7,854.9	$(9.0)	$4,157.5	$(106.8)	$12,012.4	$(115.8)
The unrealized losses on corporate bonds were primarily driven by changes in interest rates. The Company has reviewed its portfolio of available-for-sale debt securities and determined that the decline in fair value below cost did not result from credit-related factors. In addition, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, such securities before recovery of their amortized cost bases.
With respect to marketable securities, for the three and nine months ended September 30, 2024 and 2023, amounts reclassified from Accumulated other comprehensive income (loss) into Other income (expense), net were related to realized gains/losses on sales of available-for-sale debt securities. For the three and nine months ended September 30, 2024 and 2023, realized gains/losses on sales of marketable securities were not material.
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
•Level 3 - Significant other unobservable inputs

(In millions)		Fair Value Measurements at Reporting Date
As of September 30, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$934.8	$517.3	$417.5	$—
Available-for-sale debt securities:
Corporate bonds	7,767.3	—	7,767.3	—
U.S. government and government agency obligations	5,998.6	—	5,998.6	—
Sovereign bonds	66.9	—	66.9	—
Commercial paper	557.6	—	557.6	—
Certificates of deposit	403.1	—	403.1	—
Asset-backed securities	173.9	—	173.9	—
Equity securities (unrestricted)	1,232.1	1,232.1	—	—
Equity securities (restricted)(a)	76.1	76.1	—	—
Total assets	$17,210.4	$1,825.5	$15,384.9	$—

Liabilities:
Contingent consideration	$36.7	$—	$—	$36.7

As of December 31, 2023
Assets:
Cash equivalents	$928.1	$6.4	$921.7	$—
Available-for-sale debt securities:
Corporate bonds	6,398.0	—	6,398.0	—
U.S. government and government agency obligations	4,833.4	—	4,833.4	—
Sovereign bonds	57.2	—	57.2	—
Commercial paper	636.8	—	636.8	—
Certificates of deposit	521.4	—	521.4	—
Asset-backed securities	87.1	—	87.1	—
Equity securities (unrestricted)	864.5	864.5	—	—
Equity securities (restricted)	112.9	112.9	—	—
Total assets	$14,439.4	$983.8	$13,455.6	$—

Liabilities:
Contingent consideration	$43.7	$—	$—	$43.7

(a) Includes equity securities which are subject to transfer restrictions that expire in April 2026
In addition to the investments summarized in the table above, as of September 30, 2024 and December 31, 2023, the Company had $159.8 million and $74.3 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets. Also recorded within Other noncurrent assets as of September 30, 2024 were equity investments of $47.0 million which are measured at fair value based on Level 3 inputs; no such investments were held by the Company as of December 31, 2023.
During the three and nine months ended September 30, 2024, the Company recorded $134.5 million and $330.8 million of net unrealized gains, respectively, on equity securities in Other income (expense), net; and during the three and nine months ended September 30, 2023, the Company recorded $100.3 million and $295.9 million of net unrealized losses, respectively, on equity securities in Other income (expense), net. In addition, during the three months ended September 30, 2023, the Company recorded a write-down of $29.0 million in Other income (expense), net related to the Company's investments in private companies.

The fair value of the Company's long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.577 billion and $1.528 billion as of September 30, 2024 and December 31, 2023, respectively.
7. Inventories
Inventories consist of the following:

	September 30,	December 31,
(In millions)	2024	2023
Raw materials	$856.6	$789.3
Work-in-process	1,230.1	1,121.8
Finished goods	164.6	147.3
Deferred costs	766.7	522.1
	$3,018.0	$2,580.5
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 10.2% and 9.3% for the three months ended September 30, 2024 and 2023, respectively, and 8.6% and 8.4% for the nine months ended September 30, 2024 and 2023, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2024 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and stock-based compensation. The Company's effective tax rate for the nine months ended September 30, 2024 was negatively impacted by the remeasurement of existing uncertain tax positions.
The Company's effective tax rate for the three and nine months ended September 30, 2023 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, stock-based compensation and federal tax credits for research activities.
9. Stockholders' Equity
In January 2023, the Company's board of directors authorized a share repurchase program to repurchase up to $3.0 billion of the Company's Common Stock. As of September 30, 2024, the Company had repurchased the entire $3.0 billion of its Common Stock it was authorized to repurchase under the program.
In April 2024, the Company's board of directors authorized a share repurchase program to repurchase up to an additional $3.0 billion of the Company's Common Stock. The share repurchase program permits the Company to make repurchases through a variety of methods, including open-market transactions (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), privately negotiated transactions, accelerated share repurchases, block trades, and other transactions in compliance with Rule 10b-18 of the Exchange Act.
The table below summarizes the shares of the Company's Common Stock that the Company repurchased and the cost of such shares, which were recorded as Treasury Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Number of shares	0.6	0.7	1.5	2.6
Total cost of shares	$738.3	$507.1	$1,637.7	$1,923.8
As of September 30, 2024, $2.893 billion remained available for share repurchases under the April 2024 program.

10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2024	2023
Cash and cash equivalents	$2,011.8	$2,152.3
Restricted cash included in Other noncurrent assets	—	7.9
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,011.8	$2,160.2
Restricted cash consisted of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	September 30,	December 31,	September 30,	December 31,
(In millions)	2024	2023	2023	2022
Accrued capital expenditures	$94.0	$75.4	$98.9	$70.8
Accrued contingent consideration in connection with acquisitions	$88.0	$71.6	$106.5	$135.5
11. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company is unable to prevail in one or more of such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially adversely impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of September 30, 2024 and December 31, 2023, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.
Proceedings Relating to Praluent (alirocumab) Injection
United States
On May 27, 2022, the Company filed a lawsuit against Amgen Inc. in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On August 1 and 11, 2022, Amgen filed a motion to dismiss the complaint and a motion to stay these proceedings, respectively. On February 10, 2023, the court denied Amgen's motion to stay; and on March 21, 2023, the court denied Amgen's motion to dismiss. On August 28, 2023, the Company filed an amended complaint in this matter; and, as part of its response, on September 20, 2023, Amgen filed a counterclaim alleging that the Company engaged in unfair business practices in violation of state law. On May 22, 2024, Amgen filed a motion for summary judgment. An oral hearing on Amgen's motion for summary judgment has been scheduled for November 20, 2024.

Europe
On June 1, 2023, Sanofi filed an action in the Munich Central Division of the Unified Patent Court (the "UPC") seeking revocation of Amgen's European Patent No. 3,666,797 (the "'797 Patent"). The '797 Patent is a divisional patent of European Patent No. 2,215,124 (the "'124 Patent") (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '124 Patent), which was previously invalidated by Technical Board of Appeal (the "TBA") of the European Patent Office (the "EPO"). A trial on the revocation action before the Munich Central Division of the UPC was held on June 4, 2024. On July 16, 2024, the Munich Central Division of the UPC issued a decision revoking the '797 Patent in its entirety. On September 16, 2024, Amgen appealed the decision of the Munich Central Division of the UPC to the Court of Appeal of the UPC.

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

On March 12, 2024, the Company filed notices of appeal of these decisions to the Federal Circuit. On August 20, 2024, the Company's appeal was voluntarily dismissed.

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

U.S. Patent Litigation
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan, a wholly-owned subsidiary of Viatris Inc., in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for U.S. Food and Drug Administration ("FDA") approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On April 20, 2023, Mylan filed a motion for summary judgment or partial summary judgment concerning four of the asserted patents. On April 26, 2023, the Company filed a stipulation accepting summary judgment of noninfringement of all asserted claims of the Company's U.S. Patent No. 11,104,715. On June 5, 2023, Biocon, as successor-in-interest to the aflibercept 2 mg biosimilar, was joined as a defendant to the lawsuit. A trial was held from June 12, 2023 through June 23, 2023 concerning certain claims of the '601 Patent, the '572 Patent, and the Company's U.S. Patent No. 11,084,865 (the "'865 Patent"). On December 27, 2023, the court issued a decision finding that (i) the asserted claims of the '865 Patent were valid and infringed by Mylan and Biocon and (ii) the asserted claims of the '601 and '572 Patents were infringed by Mylan and Biocon but were invalid as obvious. On June 11, 2024, the court granted the Company's motion for a permanent injunction, enjoining Mylan and Biocon from selling in the United States their aflibercept 2 mg biosimilar until the expiration of the '865 Patent. On June 21, 2024, Mylan and Biocon filed a notice of appeal of the court's December 27, 2023 and June 11, 2024 decisions to the Federal Circuit.

On November 8, November 22, and November 29, 2023, respectively, the Company filed patent infringement lawsuits against Celltrion, Samsung Bioepis, and Formycon AG in the United States District Court for the Northern District of West Virginia following service on Regeneron of each company's notice of commercial marketing. The lawsuits allege that each company has infringed certain Company patents, including based on each company's filing for FDA approval of an aflibercept 2 mg biosimilar. On December 27, 2023, the Company filed a second patent infringement lawsuit against Samsung Bioepis in the United States District Court for the Northern District of West Virginia alleging that Samsung's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On June 14, June 21, and June 28, 2024, respectively, the court granted the Company's motions for preliminary injunctions against Samsung Bioepis, Formycon, and Celltrion. On June 14, June 25, and July 8, 2024, respectively, Samsung Bioepis, Formycon, and Celltrion filed notices of appeal of the court's preliminary injunction decisions to the Federal Circuit. An oral hearing concerning the respective notices of appeal of Samsung Bioepis and Formycon has been scheduled for December 5, 2024.
On January 10, 2024, the Company filed a patent infringement lawsuit against Amgen in the United States District Court for the Central District of California alleging that Amgen's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding paragraph. On June 7, 2024, the Company filed a motion for a preliminary injunction against Amgen. An oral hearing before the United States District Court for the Northern District of West Virginia was held on August 13, 2024. On September 23, 2024, the court denied the Company's motion for a preliminary injunction, and the Company filed (i) a notice of appeal of such decision to the Federal Circuit, (ii) a motion for an immediate administrative stay, and (iii) a motion for a temporary injunction preventing Amgen from launching its aflibercept 2 mg biosimilar during the pendency of such appeal. On September 25, 2024, the Federal Circuit issued an administrative stay pending its review of the Company's temporary injunction motion. On October 22, 2024, the Federal Circuit denied the Company's temporary injunction motion, lifted the administrative stay, and indicated that an expedited oral hearing on the Company's appeal to the Federal Circuit will be held in January 2025.
On August 26, 2024, the Company filed a patent infringement lawsuit against Sandoz Inc. in the United States District Court for the District of New Jersey alleging that Sandoz's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On September 12, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding paragraphs.

Europe
Post-Grant Proceedings

Authority/Court	Company Patent(s)	Challenger(s)	Type of Challenge	Date of Challenge	Latest Events/Current Status
EPO	European Patent No. 2,944,306 (the "'306 Patent")	Anonymous parties	Opposition proceedings	October 26 and October 27, 2021	Oral hearing scheduled for November 2024
EPO	European Patent No. 3,716,992 (the "'992 Patent")	Amgen and three anonymous parties	Opposition proceedings	May 5–10, 2023	Oral hearing to be scheduled
EPO	European Patent No. 3,384,049 (the "'049 Patent")	Amgen and anonymous parties	Opposition proceedings	April 22–30, 2024	Oral hearing to be scheduled
German Federal Patent Court	German designation of European Patent No. 2,364,691 (the "'691 Patent")	Samsung Bioepis NL B.V.	Invalidation proceedings	June 22, 2023	Trial has been scheduled to begin in June 2025
High Court of Justice of England and Wales	United Kingdom designations of the '691 Patent and '306 Patent	Formycon AG and Klinge Biopharma GmbH	Invalidation proceedings and declaration of non-infringement by challengers' aflibercept 2 mg biosimilar	April 18, 2024	Trial has been scheduled to begin in June 2025
		Amgen	Invalidation proceedings and declaration of non-infringement by challenger's aflibercept 2 mg biosimilar	September 11, 2024	Trial has been scheduled to begin in June 2025
		Samsung Bioepis UK Limited	Invalidation proceedings and declaration of non-infringement by challenger's aflibercept 2 mg biosimilar	October 2, 2024	Trial has been scheduled to begin in June 2025
High Court of Justice of England and Wales	United Kingdom designation of the '992 Patent	Amgen	Invalidation proceedings	May 13, 2024	Stayed pending final resolution of the '992 Patent EPO opposition proceedings listed above
District Court of The Hague, the Netherlands	Dutch designation of the '691 Patent and '306 Patent	Samsung Bioepis NL B.V.	Invalidation proceedings	July 17, 2024	Trial for both patents has been scheduled for July 18, 2025
High Court of Justice of England and Wales	United Kingdom designation of the '992 Patent	Samsung Bioepis UK Limited	Invalidation proceedings	July 24, 2024	Stayed pending final resolution of the '992 Patent EPO opposition proceedings listed above
Judicial Court of Paris	French designation of the '691 Patent and '306 Patent	Formycon AG	Invalidation proceedings and declaration of non-infringement by challenger's aflibercept 2 mg biosimilar	August 19, 2024	Trial to be scheduled

Canada
Proceedings against Amgen Canada
On May 9, 2023, Amgen Canada Inc. ("Amgen Canada") filed invalidation proceedings against the Company in the Federal Court of Canada seeking revocation of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent") and 3,007,276 (the "'276 Patent"). On September 14, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of Bayer Healthcare LLC's Canadian Patent No. 2,970,315 (the "'315 Patent"). On September 14, 2023, the Company and Bayer Inc. filed three separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 3,129,193 (the "'193 Patent"), 2,965,495 (the "'495 Patent"), and 2,906,768 (the "'768 Patent"), respectively. On October 11, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed two separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's '510 Patent and '276 Patent, respectively. On May 7, 2024 and June 28, 2024, respectively, Amgen filed a summary trial motion with respect to the '510 Patent and a motion to delist the '276 Patent from the Canada Patent Register. A hearing on the motion to delist the '276 Patent has been scheduled for November 2024. A trial for the lawsuits concerning the '510 Patent and the '276 Patent has been scheduled for May–June 2025; and a trial for the lawsuits concerning the '315 Patent and the '193 Patent has been scheduled for August–September 2025.
Proceedings against Samsung
On August 1, 2024, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Samsung Bioepis Co., Ltd. in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the '510 Patent, the '276 Patent, the '495 Patent, the '768 Patent, the '193 Patent, the '315 Patent, and Canadian Patent No. 3,137,326 (the "'326 Patent"). On October 28, 2024, the Company, Bayer Inc., Bayer Healthcare LLC, and Samsung Bioepis Co., Ltd. entered into a settlement agreement concerning these patent infringement lawsuits, pursuant to which each such lawsuit will be dismissed and Samsung will generally be precluded from launching its aflibercept 2 mg biosimilar product in Canada until July 1, 2025.

South Korea
On October 31, 2022 and December 13, 2022, Samsung Bioepis Co., Ltd. initiated invalidation proceedings before the Intellectual Property Trial and Appeal Board of the Korean Intellectual Property Office against the Company's Korean Patent Nos. 1131429 and 1406811 (the "'811 Patent"), respectively, seeking revocation of each such patent in its entirety.
Set forth below is a summary of patent infringement lawsuits filed by the Company and, as applicable, Bayer Consumer Care AG before the Seoul Central District Court based on allegations that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar by the relevant defendant(s) would infringe one or more claims of the Company's patents listed below.

Company Patent(s)	Defendant(s)	Relief Sought	Date of Action
Korean Patent No. 659477 (the "'477 Patent")	Samsung Bioepis Co., Ltd. and its parent company Samsung Biologics Co., Ltd.	Damages	January 16, 2023
	Sam Chun Dang Pharm. Co., Ltd. and OPTUS Pharmaceutical Co., Ltd	Damages	January 8, 2024
'477 Patent, '811 Patent, and Korean Patent No. 2519234 (the "'234 Patent")	Celltrion Inc.	Damages and injunctive relief	January 10, 2024
'811 Patent and '234 Patent	Sam Chun Dang Pharm. Co., Ltd. and OPTUS Pharmaceutical Co., Ltd	Damages and injunctive relief	May 8, 2024
	Samsung Bioepis Co., Ltd., its parent company Samsung Biologics Co., Ltd., and Samil Pharmaceuticals Co., Ltd	Injunctive relief	May 14, 2024
'811 Patent	Samsung Bioepis Co., Ltd., its parent company Samsung Biologics Co., Ltd., and Samil Pharmaceuticals Co., Ltd.	Injunctive relief	July 30, 2024
	Celltrion Inc. and Kukje Pharmaceuticals, Inc.	Injunctive relief	July 30, 2024
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
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration of invalidity of the '631 Patent on two separate grounds. On October 26, 2021, the USPTO issued a decision instituting the IPR proceeding. An oral hearing was held on July 21, 2022. On October 25, 2022, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a final written decision invalidating all claims of the '631 Patent. On December 23, 2022, Novartis filed a notice of appeal of the PTAB's decision to the Federal Circuit. An oral hearing was held on August 6, 2024. On September 23, 2024, the Federal Circuit affirmed the PTAB's decision invalidating all claims of the '631 Patent.
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
Proceedings Relating to REGEN-COV (casirivimab and imdevimab)
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit (as amended on April 8, 2021 and December 12, 2022) against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221 (the "'221 Patent"). Allele seeks a judgment of patent infringement of the '221 Patent, an award of monetary damages (together with interest), an order of willful infringement of the '221 Patent (which would allow the court in its discretion to award damages up to three times the amount assessed), costs and expenses of the lawsuit, and attorneys' fees. On July 16, 2021, the Company filed a motion to dismiss the complaint, which motion was denied on March 2, 2022. On September 18, 2023, the parties entered into a stipulation that narrowed the case to (i) whether any safe harbor defense under federal law applies to Regeneron's use of the invention covered, based on the court's claim construction, by the '221 Patent; (ii) damages for any use by Regeneron found to not be covered by such safe harbor defense; and (iii) whether any use referred to in clause (ii) above was willful. On October 4, 2024, the court granted Allele's motion for summary judgment and found that the safe harbor defense under federal law does not apply to Regeneron's use of the invention covered, based on the court's claim construction, by the '221 Patent. A trial date has not yet been scheduled.
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
In September 2019, the Company and Regeneron Healthcare Solutions, Inc., a wholly-owned subsidiary of the Company, each received a civil investigative demand ("CID") from the U.S. Department of Justice pursuant to the federal False Claims Act relating to remuneration paid to physicians in the form of consulting fees, advisory boards, speaker fees, and payment or reimbursement for travel and entertainment allegedly in violation of the federal Anti-Kickback Statute. The CIDs relate to EYLEA, Praluent, Dupixent, ZALTRAP, ARCALYST, and Kevzara and cover the period from January 2015 to the present. On June 3, 2021, the United States District Court for the Central District of California unsealed a qui tam complaint filed against the Company, Regeneron Healthcare Solutions, Inc., and Sanofi-Aventis U.S. LLC by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states (the "State Plaintiffs"), asserting causes of action under the federal False Claims Act and state law. Also on June 3, 2021, the United States and the State Plaintiffs notified the court of their decision to decline to intervene in the case. On October 29, 2021, the qui tam plaintiffs filed an amended complaint in this matter. On January 14, 2022, the Company filed a motion to dismiss the amended complaint in its entirety. On July 25, 2023, the court granted in part and denied in part the Company's motion to dismiss. On September 1, 2023, the Company filed a second motion to dismiss the amended complaint or, in the alternative, a motion for judgment on the pleadings. On July 31, 2024 and August 15, 2024, respectively, the District Court granted the Company's second motion to dismiss the amended complaint with respect to the remaining causes of action under federal law and declined to exercise supplemental jurisdiction over the remaining causes of action under state law. On August 26, 2024, the qui tam plaintiffs filed a notice of appeal.
In June 2021, the Company received a CID from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID states that the investigation concerns allegations that the Company (i) violated the False Claims Act by paying kickbacks to distributors and ophthalmology practices to induce purchase of EYLEA, including through discounts, rebates, credit card fees, free units of EYLEA, and inventory management systems; and (ii) inflated reimbursement rates for EYLEA by excluding applicable discounts, rebates, and benefits from the average sales price reported to the Centers for Medicare & Medicaid Services. The CID covers the period from January 2011 through June 2021. On November 29, 2023, the U.S. Department of Justice informed the Company that it had filed a notice of partial intervention in this matter. On March 28, 2024, the Department of Justice and the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint intervention (the "March 2024 Civil Complaint") in the U.S. District Court for the District of Massachusetts asserting causes of action under the federal False Claims Act and a claim for unjust enrichment. Also on March 28, 2024, the U.S. District Court of the District of Massachusetts unsealed a qui tam complaint against the Company, AmerisourceBergen, and Besse Medical by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states and municipalities, asserting causes of action under the federal False Claims Act and state and local laws, and alleging violations of the federal Anti-Kickback statute. On June 25, 2024, the States of Colorado, Georgia, Michigan, North Carolina, Texas, and Washington filed a civil complaint in partial intervention (the "June 2024 Civil Complaint") in the U.S. District Court for the District of Massachusetts asserting causes of action under various state laws. On July 18, 2024, the Company filed a motion to dismiss the March 2024 Civil Complaint and the June 2024 Civil Complaint. An oral hearing has been scheduled for December 16, 2024.
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
On June 24, 2024, a group of plaintiffs purporting to be assignees of claims by various Medicare Advantage plans and related entities filed a putative class action complaint in the U.S. District Court for the District of Columbia on behalf of Medicare Advantage plans and other payors. The lawsuit relates to the conduct alleged in the June 2020 Civil Complaint, March 2024 Civil Complaint, and June 2024 Civil Complaint discussed under "Department of Justice Matters" above. The lawsuit alleges causes of action under state law and RICO and seeks monetary damages and equitable relief. On October 22, 2024, the Company filed a motion to transfer the proceedings to the U.S. District Court for the District of Massachusetts or, in the alternative, to stay the proceedings or dismiss the proceedings.

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
•the likelihood, timing, and scope of possible regulatory approval and commercial launch of Regeneron's Product Candidates and new indications for Regeneron's Products, including without limitation those discussed or referenced in this report;
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
•competing drugs and product candidates that may be superior to, or more cost effective than, Regeneron's Products and Regeneron's Product Candidates (including biosimilar versions of Regeneron's Products);
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
Selected financial information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues	$3,720.7	$3,362.7	$10,412.8	$9,682.9
Net income	$1,340.6	$1,007.8	$3,494.9	$2,794.0
Net income per share - diluted	$11.54	$8.89	$30.23	$24.57
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

Product	Disease	Territory
		U.S.	EU	Japan
EYLEA HD® (aflibercept) Injection 8 mg(a)	Wet age-related macular degeneration ("wAMD")	✓	✓	✓
	Diabetic macular edema ("DME")	✓	✓	✓
	Diabetic retinopathy ("DR")	✓
EYLEA® (aflibercept) Injection(a)	wAMD	✓	✓	✓
	DME	✓	✓	✓
	DR	✓

Macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO")
		✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓
Dupixent® (dupilumab) Injection(b)	Atopic dermatitis (in adults, adolescents, and pediatrics aged 6 months and older)	✓	✓	✓
	Asthma (in adults and adolescents)	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Dupixent (dupilumab) Injection(b) (continued)	Asthma (in pediatrics 6–11 years of age)	✓	✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP") (in adults)	✓	✓	✓
	CRSwNP (in adolescents)	✓
	Chronic obstructive pulmonary disease ("COPD")	✓	✓
	Eosinophilic esophagitis ("EoE") (in adults and adolescents)	✓	✓
	EoE (in pediatrics 1–11 years of age)	✓
	Prurigo nodularis	✓	✓	✓
	Chronic spontaneous urticaria ("CSU") (in adults and adolescents)			✓
Libtayo® (cemiplimab) Injection	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓
	Metastatic or locally advanced first-line NSCLC (in combination with chemotherapy)	✓	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓
	Metastatic or recurrent second-line cervical cancer		✓	✓
Praluent® (alirocumab) Injection(c)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓
	HeFH in pediatrics and adolescents (8–17 years of age)	✓	✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
Kevzara® (sarilumab) Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓
	Polyarticular juvenile idiopathic arthritis ("pJIA")	✓
REGEN-COV®(d)	COVID-19		✓	✓
Evkeeza® (evinacumab) Injection(e)	HoFH (in adults, adolescents, and pediatrics)	✓	✓	✓
Ordspono™ (odronextamab)	Follicular lymphoma ("FL")		✓
	Diffuse large B-cell lymphoma ("DLBCL")		✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab) Injection	Infection caused by Zaire ebolavirus	✓
Veopoz® (pozelimab) Injection	CD55-deficient protein-losing enteropathy ("CHAPLE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓
ARCALYST® (rilonacept) Injection(f)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
ARCALYST (rilonacept) Injection(f) (continued)	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults, adolescents, and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(g)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓

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

	Three Months Ended September 30,
	2024			2023			% Change
(In millions)	U.S.	ROW(g)	Total	U.S.	ROW	Total	(Total Sales)
EYLEA HD and EYLEA(a)	$1,536.9	$931.7	$2,468.6	$1,490.9	$872.2	$2,363.1	4%
Dupixent(b)	$2,824.7	$992.5	$3,817.2	$2,366.3	$731.3	$3,097.6	23%
Libtayo(c)	$194.5	$94.1	$288.6	$144.1	$88.3	$232.4	24%
Praluent(d)	$52.9	$138.5	$191.4	$40.4	$125.1	$165.5	16%
Kevzara(b)	$72.7	$47.4	$120.1	$52.4	$43.3	$95.7	25%
REGEN-COV(e)	$—	$1.2	$1.2	$—	$—	$—	*
Other products(f)	$68.2	$23.2	$91.4	$23.4	$15.5	$38.9	135%

	Nine Months Ended September 30,
	2024			2023			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA HD and EYLEA(a)	$4,473.2	$2,688.9	$7,162.1	$4,424.8	$2,605.6	$7,030.4	2%
Dupixent(b)	$7,652.9	$2,797.5	$10,450.4	$6,369.6	$2,002.4	$8,372.0	25%
Libtayo(c)	$536.1	$313.8	$849.9	$384.0	$241.0	$625.0	36%
Praluent(d)	$179.0	$405.6	$584.6	$121.1	$330.6	$451.7	29%
Kevzara(b)	$187.8	$136.1	$323.9	$148.5	$125.2	$273.7	18%
REGEN-COV(e)	$—	$3.5	$3.5	$—	$613.2	$613.2	(99%)
Other products(f)	$124.4	$61.7	$186.1	$64.0	$48.9	$112.9	65%

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

(c) We record global net product sales of Libtayo and pay Sanofi a royalty on such sales. Prior to July 1, 2022, Sanofi recorded net product sales of Libtayo outside the United States. Included in this line item for the nine months ended September 30, 2023 is approximately $6 million of first quarter 2023 net product sales recorded by Sanofi in connection with sales in certain markets outside the United States (Sanofi recorded net product sales in such markets during a transition period).

(d) We record net product sales of Praluent in the United States. Sanofi records net product sales of Praluent outside the United States and pays us a royalty on such sales, which is recorded within Other revenue.

(e) Roche records net product sales outside the United States and we record our share of gross profits from sales, which is recorded within Collaboration revenue. Refer to "Results of Operations - Revenues - Roche Collaboration Revenue" below for such amounts.

(f) Included in this line item are products which are sold by us and others. Refer to "Results of Operations - Revenues" below for a complete listing of net product sales recorded by us. Not included in this line item are net product sales of ARCALYST, which are recorded by Kiniksa; net product sales of ARCALYST were $103 million for the second quarter of 2024.

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
–Approved by European Commission ("EC") and Japan's Ministry of Health, Labour and Welfare ("MHLW") for wAMD and DME

–Pre-filled syringe approved by European Medicines Agency ("EMA")

–Presented positive three-year data from extension study of Phase 3 DME trial at American Academy of Ophthalmology ("AAO") Annual Meeting

–Report results from Phase 3 QUASAR study in RVO (fourth quarter 2024) to enable global regulatory submissions

–U.S. Food and Drug Administration ("FDA") decision on supplemental Biologics License Application ("sBLA") with two-year data for wAMD and DME (first half 2025)

Pozelimab(f) (REGN3918) Antibody to C5		–Geographic atrophy, cemdisiran combination(l)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit	–Ulcerative colitis –Eosinophilic gastroenteritis (Phase 2/3)	–Asthma in pediatrics (2–5 years of age) –Bullous pemphigoid(c) –CSU –Chronic pruritus of unknown origin ("CPUO")	–EoE in pediatrics (1–11 years of age) (EU) –COPD with type 2 inflammatory phenotype (Japan) –CSU in adults and adolescents (U.S. and EU)
 –Approved by FDA for CRSwNP in adolescents

–Approved by FDA for EoE in pediatrics (1–11 years of age)

–EMA's Committee for Medicinal Products for Human Use ("CHMP") adopted positive opinion for EoE in pediatrics (1–11 years of age)

 –Results from Phase 3 trial in pediatrics (1–11 years of age) with EoE published in New England Journal of Medicine ("NEJM")

–EC decision on regulatory submission for EoE in pediatrics (fourth quarter 2024)

–FDA decision on sBLA and EC decision on regulatory submission for CSU in adults and adolescents (first half 2025)

–Submit sBLA for bullous pemphigoid (fourth quarter 2024)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones
Dupixent (dupilumab)(b) (continued)
–Approved by MHLW for CSU in adults and adolescents

–Reported that second Phase 3 trial in CSU in biologic-naïve patients met its primary and key secondary endpoints

–Approved by FDA, EC, and National Medical Products Administration ("NMPA") in China for uncontrolled COPD and an eosinophilic phenotype

–Reported that Phase 3 NOTUS trial in COPD with evidence of type 2 inflammation met its primary and key secondary endpoints; results presented at 2024 American Thoracic Society International Conference and published in NEJM

–Reported that Phase 3 trial in bullous pemphigoid met its primary and all key secondary endpoints

–Reported that first Phase 3 trial in CPUO did not achieve statistical significance in its primary itch responder endpoint

Kevzara (sarilumab)(b) Antibody to IL-6R	–Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)		–PMR (EU) –pJIA (EU)	–Approved by FDA for pJIA –EMA's CHMP adopted positive opinion for PMR	–EC decision on regulatory submission for PMR (fourth quarter 2024) –EC decision on regulatory submission for pJIA (first half 2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones
Itepekimab(b) (REGN3500) Antibody to IL-33	–Non-cystic fibrosis bronchiectasis ("NCFB")	–COPD(e)			–Report results from Phase 3 study in COPD (second half 2025)
REGN5713-5714-5715 Multi-antibody therapy to Bet v 1		–Birch allergy

Solid Organ Oncology

Libtayo (cemiplimab)(g) Antibody to PD-1	–Neoadjuvant CSCC –First-line NSCLC, BNT116(i) combination –Neoadjuvant NSCLC –Neoadjuvant hepatocellular carcinoma ("HCC")	–Adjuvant CSCC	–First-line NSCLC, monotherapy and chemotherapy combination (Japan)	–Presented positive five-year survival data from Phase 3 NSCLC monotherapy trial at IASLC 2024 World Conference on Lung Cancer	–Conduct interim analysis from Phase 3 study in adjuvant CSCC (fourth quarter 2024) –MHLW decision on regulatory submission for NSCLC, monotherapy and chemotherapy combination (second half 2025)
Fianlimab(f) (REGN3767) Antibody to LAG-3	–First-line advanced NSCLC (Phase 2/3) –Perioperative NSCLC –Perioperative melanoma (Phase 2/3)	–First-line metastatic melanoma(e) –Adjuvant melanoma –First-line metastatic melanoma versus the combination of relatlimab and nivolumab		–Presented positive two-year data from Phase 1 trial (in combination with Libtayo) in advanced melanoma at European Society for Medical Oncology ("ESMO") Annual Meeting
–Initiate Phase 2 study (in combination with Libtayo) in first-line metastatic head and neck squamous cell carcinoma (2025)

–Report results from Phase 3 study in first-line metastatic melanoma (2025)

–Report initial data from Phase 2/3 study in first-line advanced NSCLC (fourth quarter 2024)

Vidutolimod Immune activator targeting TLR9				–Company discontinued Phase 2 study due to drug supply
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer
Nezastomig (REGN5678) Bispecific antibody targeting PSMA and CD28	–Prostate cancer

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors			–Presented positive results from dose escalation portion of Phase 1/2 trial (in combination with Libtayo) in advanced solid tumors at American Society of Clinical Oncology ("ASCO") 2024 Annual Meeting
Davutamig (REGN5093) Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC

Hematology

Pozelimab(f) (REGN3918) Antibody to C5		–Myasthenia gravis, cemdisiran combination(c)(l) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(l)
Ordspono (odronextamab)(m) Bispecific antibody targeting CD20 and CD3	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–FL –DLBCL		–FDA issued Complete Response Letters ("CRLs") for BLA for relapsed/refractory FL and DLBCL due to enrollment status of confirmatory Phase 3 trials –Approved by EC for relapsed/refractory FL and DLBCL
Linvoseltamab(f) (REGN5458) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma (pivotal study)(c)(e) –Earlier (pre-malignant) multiple myeloma –Monoclonal gammopathy of undetermined significance ("MGUS") –Light chain amyloidosis ("ALA")	–Multiple myeloma(c)(e)	–Relapsed/refractory multiple myeloma (EU)	–FDA issued CRL for BLA for relapsed/refractory multiple myeloma due to findings resulting from an inspection at third-party fill/finish manufacturer	–FDA and EC decisions on regulatory applications for relapsed/refractory multiple myeloma pending resolution of a third-party fill/finish manufacturing issue

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 Events to Date	Select Upcoming Milestones
Linvoseltamab(f) (REGN5458) (continued)
–Presented 14-month median follow-up data from pivotal Phase 1/2 trial in multiple myeloma at European Hematology Association ("EHA") Congress 2024 and published these data in Journal of Clinical Oncology

Nexiguran ziclumeran (NTLA-2001)(j) TTR gene knockout using CRISPR/Cas9		–Transthyretin amyloidosis(c) with cardiomyopathy ("ATTR-CM")
REGN9933 Antibody to Factor XI	–Thrombosis				–Report top-line results from Phase 2 study in thrombosis (fourth quarter 2024)
REGN7508 Antibody to Factor XI	–Thrombosis				–Report top-line results from Phase 2 study in thrombosis (fourth quarter 2024)
REGN7257 Antibody to IL2Rg	–Aplastic anemia
REGN7999 Antibody to TMPRSS6	–Iron overload in beta-thalassemia

Internal Medicine/Genetic Medicines

Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)			–Report results from Phase 3 study in FOP (second half 2025)
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	–Obesity(n)				–Complete enrollment in Phase 2 study in obesity (fourth quarter 2024)
Mibavademab(f)(o) (REGN4461) Agonist antibody to leptin receptor ("LEPR")	–Generalized lipodystrophy(d)(e)
REGN5381 Agonist antibody to NPR1	–Heart failure
Rapirosiran (ALN-HSD)(k) RNAi therapeutic targeting HSD17B13	–Metabolic dysfunction-associated steatohepatitis ("MASH")

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
(m) FDA granted Fast Track designation for follicular lymphoma and diffuse large B-cell lymphoma
(n) Studied in combination with semaglutide with and without garetosmab
(o) A Phase 2 study, sponsored by Eli Lilly, is also ongoing and testing the combination of tirzepatide and mibavademab compared with tirzepatide alone in patients with obesity.

Additional Information - Clinical Development Programs
Linvoseltamab
In August 2024, the FDA issued a CRL for the BLA for linvoseltamab in relapsed/refractory multiple myeloma that has progressed after at least three prior therapies. The sole approvability issue identified is related to findings from a pre-approval inspection at a third-party fill/finish manufacturer. Resolution of this issue will be required for both FDA and EC regulatory approvals.
Dupixent
In September 2024, the Company and Sanofi announced that the first Phase 3 trial (Study A) of Dupixent in adults with uncontrolled and severe CPUO did not achieve statistical significance in its primary itch responder endpoint (despite favorable numerical improvements), but showed nominally significant improvements in all other itch endpoints. The Dupixent Phase 3 program in CPUO consists of Study A and Study B. Study B is planned to initiate as a subsequent pivotal trial.
Early-Stage Clinical Development Updates
In 2024, a Phase 1 study of linvoseltamab, in combination with dupilumab, in severe food allergy was initiated.
A Phase 1/2 study of DB-OTO, an AAV-based gene therapy, in children with profound genetic hearing loss due to mutations of the otoferlin gene is ongoing. In May 2024, we presented updated data from the Phase 1/2 trial at the American Society of Gene and Cell Therapy ("ASGCT") annual conference and announced that DB-OTO improved hearing to normal levels in one child and that initial hearing improvements were observed in a second child. Additionally, the FDA granted DB-OTO Regenerative Medicine Advanced Therapy ("RMAT") designation.
In 2024, a Phase 1 combination cohort of nezastomig and REGN4336 (bispecific antibody targeting PSMA and CD3) in metastatic castration-resistant prostate cancer was initiated.
Collaboration, License, and Other Agreements
Sanofi
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the Antibody Collaboration, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits; however, we are only required to apply 20% of our share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of September 30, 2024, the total amount of our contingent reimbursement obligation to Sanofi (i.e., "development balance") in connection with such development expenses was approximately $1.810 billion.
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
During the third quarter of 2024, a development milestone contemplated by the CVRs was achieved, and, as a result, we paid $55.1 million to the holders of the CVRs. The holders of the CVRs will be entitled to receive an additional $42.0 million if an additional milestone contemplated by the CVRs is achieved.
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
We make available free of charge on or through our Internet website (http://www.regeneron.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").
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
The information contained on our websites and social media channels is not included as a part of, or incorporated by reference into, this report.
Results of Operations
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues	$3,720.7	$3,362.7	$10,412.8	$9,682.9
Operating expenses	2,541.2	2,251.7	7,412.3	6,608.7
Income from operations	1,179.5	1,111.0	3,000.5	3,074.2
Other income (expense)	313.5	(0.2)	821.3	(22.5)
Income before income taxes	1,493.0	1,110.8	3,821.8	3,051.7
Income tax expense	152.4	103.0	326.9	257.7
Net income	$1,340.6	$1,007.8	$3,494.9	$2,794.0

Net income per share - diluted	$11.54	$8.89	$30.23	$24.57

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	$ Change	2024	2023	$ Change
Net product sales:
EYLEA HD - U.S.	$392.3	$42.7	$349.6	$896.5	$42.7	$853.8
EYLEA - U.S.	1,144.6	1,448.2	(303.6)	3,576.7	4,382.1	(805.4)
Total EYLEA HD and EYLEA - U.S.	1,536.9	1,490.9	46.0	4,473.2	4,424.8	48.4
Libtayo - U.S.	194.5	144.1	50.4	536.1	384.0	152.1
Libtayo - ROW	94.1	88.3	5.8	313.8	235.3	78.5
Total Libtayo - Global	288.6	232.4	56.2	849.9	619.3	230.6
Praluent - U.S.	52.9	40.4	12.5	179.0	121.1	57.9
Evkeeza - U.S.	32.4	19.1	13.3	87.6	53.3	34.3
Inmazeb - Global	35.6	3.3	32.3	36.6	7.7	28.9
Total net product sales	$1,946.4	$1,786.1	$160.3	$5,626.3	$5,226.2	$400.1

Collaboration revenue:
Sanofi	$1,263.4	$1,064.5	$198.9	$3,318.8	$2,806.6	$512.2
Bayer	390.8	377.1	13.7	1,121.9	1,110.7	11.2
Roche	0.5	(5.7)	6.2	1.4	212.7	(211.3)
Other	5.4	2.4	3.0	8.8	3.1	5.7
Other revenue	114.2	138.3	(24.1)	335.6	323.6	12.0
Total revenues	$3,720.7	$3,362.7	$358.0	$10,412.8	$9,682.9	$729.9
Net Product Sales
Total EYLEA HD and EYLEA net product sales in the U.S. increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023. EYLEA HD was approved by the FDA in August 2023 and net product sales for the three and nine months ended September 30, 2024 were driven by the transition of patients from other anti-VEGF products, including EYLEA, as well as new patients naïve to anti-VEGF therapy. Net product sales of EYLEA for the three and nine months ended September 30, 2024 were adversely impacted by a lower net selling price compared to the same periods in 2023. In addition, for the three months ended September 30, 2024 total EYLEA HD and EYLEA net product sales were favorably impacted by approximately $40 million as a result of higher wholesaler inventory levels for EYLEA HD at the end of the third quarter of 2024 compared to the end of the second quarter of 2024, partially offset by lower wholesaler inventory levels for EYLEA.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Regeneron's share of profits	$1,088.3	$863.0	$2,880.6	$2,250.6
Sales-based milestones earned	—	50.0	—	50.0
Reimbursement for manufacturing of commercial supplies(a)	175.1	151.5	438.2	506.0
Total Sanofi collaboration revenue	$1,263.4	$1,064.5	$3,318.8	$2,806.6

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Global net product sales of Dupixent and Kevzara are recorded by Sanofi, and we and Sanofi share profits on such sales.

Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Dupixent and Kevzara net product sales	$3,937.3	$3,193.3	$10,774.3	$8,645.7
Regeneron's share of collaboration profits in connection with commercialization of antibodies	$1,263.4	$995.6	$3,338.5	$2,564.8
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation	(175.1)	(132.6)	(457.9)	(314.2)
Regeneron's share of profits	$1,088.3	$863.0	$2,880.6	$2,250.6

Regeneron's share of profits as a percentage of Dupixent and Kevzara net product sales	28%	27%	27%	26%
The increase in our share of profits for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was driven by higher profits associated with Dupixent sales.
During the three months ended September 30, 2023, the Company earned the final $50.0 million sales-based milestone from Sanofi upon aggregate annual sales of antibodies outside the United States exceeding $3.0 billion on a rolling twelve-month basis.
Bayer Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Regeneron's share of profits	$367.6	$349.9	$1,054.5	$1,031.0
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	23.2	27.2	67.4	79.7
Total Bayer collaboration revenue	$390.8	$377.1	$1,121.9	$1,110.7

(a) Corresponding costs incurred by the Company in connection with such production is recorded within Cost of collaboration and contract manufacturing.
Bayer records net product sales of EYLEA 8 mg and EYLEA outside the United States. Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
EYLEA 8 mg and EYLEA net product sales outside the United States	$931.7	$872.2	$2,688.9	$2,605.6
Regeneron's share of collaboration profit from sales outside the United States	$384.2	$365.0	$1,103.7	$1,075.4
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(16.6)	(15.1)	(49.2)	(44.4)
Regeneron's share of profits	$367.6	$349.9	$1,054.5	$1,031.0

Regeneron's share of profits as a percentage of EYLEA 8 mg and EYLEA net product sales outside the United States	39%	40%	39%	40%

Roche Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Global gross profits earned in connection with sales of Ronapreve	$0.5	$—	$1.4	$222.2
Other	—	(5.7)	—	(9.5)
Total Roche collaboration revenue	$0.5	$(5.7)	$1.4	$212.7
Roche distributes and records net product sales of Ronapreve outside the United States, and the parties share gross profits from sales. Net product sales of Ronapreve outside the United States declined as a result of new variants of the SARS-CoV-2 virus emerging that are not susceptible to the treatment.
Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except headcount data)	2024	2023	Change	2024	2023	Change
Research and development(a)	$1,271.5	$1,075.3	$196.2	$3,719.9	$3,261.8	$458.1
Acquired in-process research and development	56.2	100.0	(43.8)	87.2	156.1	(68.9)
Selling, general, and administrative(a)	714.4	640.5	73.9	2,162.2	1,893.6	268.6
Cost of goods sold	262.3	224.5	37.8	760.5	625.3	135.2
Cost of collaboration and contract manufacturing(b)	228.8	211.9	16.9	644.6	673.5	(28.9)
Other operating expense (income), net	8.0	(0.5)	8.5	37.9	(1.6)	39.5
Total operating expenses	$2,541.2	$2,251.7	$289.5	$7,412.3	$6,608.7	$803.6

Average headcount	14,642	12,878	1,764	14,165	12,463	1,702

(a) Includes costs incurred net of any cost reimbursements from collaborators
(b) Includes costs incurred in connection with producing drug supplies for collaborators and others
Operating expenses included stock-based compensation of $225.1 million and $203.9 million for the three months ended September 30, 2024 and 2023, respectively, and $678.4 million and $644.6 million for the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense relates to equity awards granted under our long-term incentive plans.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023*	$ Change	2024	2023*	$ Change
Direct research and development expenses:
Fianlimab	$53.4	$27.6	$25.8	$168.4	$80.5	$87.9
Ordspono (odronextamab)	33.8	24.9	8.9	94.1	66.6	27.5
Dupixent (dupilumab)	31.3	32.7	(1.4)	96.4	132.0	(35.6)
EYLEA HD (aflibercept) 8 mg	28.9	18.3	10.6	76.0	71.9	4.1
Linvoseltamab	25.4	23.3	2.1	111.8	64.3	47.5
Itepekimab	24.2	22.0	2.2	67.8	54.1	13.7
Libtayo (cemiplimab)	17.9	23.9	(6.0)	60.7	82.2	(21.5)
Pozelimab	17.6	19.9	(2.3)	49.3	42.6	6.7
Other product candidates in clinical development and other research programs	153.9	126.7	27.2	434.0	368.7	65.3
Total direct research and development expenses	386.4	319.3	67.1	1,158.5	962.9	195.6

Indirect research and development expenses:
Payroll and benefits	407.8	368.9	38.9	1,249.2	1,130.7	118.5
Lab supplies and other research and development costs	63.0	49.5	13.5	175.4	157.9	17.5
Occupancy and other operating costs	158.7	129.7	29.0	434.9	373.7	61.2
Total indirect research and development expenses	629.5	548.1	81.4	1,859.5	1,662.3	197.2

Clinical manufacturing costs	306.6	246.4	60.2	841.3	770.5	70.8

Reimbursement of research and development expenses by collaborators	(51.0)	(38.5)	(12.5)	(139.4)	(133.9)	(5.5)

Total research and development expenses	$1,271.5	$1,075.3	$196.2	$3,719.9	$3,261.8	$458.1

* Certain prior year amounts have been reclassified to conform to the current year's presentation.
Research and development expenses included stock-based compensation expense of $123.7 million and $107.4 million for the three months ended September 30, 2024 and 2023, respectively, and $369.1 million and $356.0 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Acquired In-process Research and Development ("IPR&D")
Acquired IPR&D for the three and nine months ended September 30, 2024 included a $45.0 million development milestone in connection with our collaboration agreement with Sonoma Biotherapeutics, Inc.
Acquired IPR&D for the three and nine months ended September 30, 2023 included a $100.0 million development milestone in connection with our collaboration agreement with Alnylam Pharmaceuticals, Inc. The nine months ended September 30, 2023 also included a $45.0 million up-front payment in connection with our collaboration agreement with Sonoma.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, due to higher commercialization-related expenses to support our launch of EYLEA HD and higher headcount and headcount-related costs partly related to our international commercial expansion. Selling, general, and administrative expenses also included stock-based compensation expense of $83.1 million and $74.4 million for the three months ended September 30, 2024 and 2023, respectively, and $251.9 million and $224.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Cost of Goods Sold
Cost of goods sold increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to higher start-up costs for our Rensselaer, New York fill/finish facility.
Other Operating Expense (Income)
Other operating expense (income), net, reflected charges of $8.0 million and $37.9 million for the three and nine months ended September 30, 2024, respectively, related to the increase in the estimated fair value of the contingent consideration liability recognized in connection with our 2023 acquisition of Decibel Therapeutics, Inc.
Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Unrealized gains (losses) on equity securities, net	$134.5	$(100.3)	$330.8	$(295.9)
Interest income	187.4	133.7	528.3	347.2
Other	5.4	(15.8)	6.9	(19.1)
Other income (expense), net	327.3	17.6	866.0	32.2
Interest expense	(13.8)	(17.8)	(44.7)	(54.7)
Total other income (expense)	$313.5	$(0.2)	$821.3	$(22.5)

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except effective tax rate)	2024	2023	2024	2023
Income tax expense	$152.4	$103.0	$326.9	$257.7
Effective tax rate	10.2%	9.3%	8.6%	8.4%
Our effective tax rate for the three and nine months ended September 30, 2024 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and stock-based compensation. Our effective tax rate for the nine months ended September 30, 2024 was negatively impacted by the remeasurement of existing uncertain tax positions.
Certain countries in which we have operations, including Ireland, have adopted legislation influenced by the Organization for Economic Co-operation and Development ("OECD") Global Anti-Base Erosion Model Rules ("Pillar Two") framework, including a minimum tax rate of 15%. The adoption of the Pillar Two framework did not have a material impact on our effective tax rate for the three and nine months ended September 30, 2024. It is uncertain whether the United States will enact legislation to adopt the Pillar Two framework. We continue to evaluate additional guidance released by the OECD, along with the pending legislative adoption by additional individual countries.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,	December 31,
(In millions)	2024	2023	$ Change
Financial assets:
Cash and cash equivalents	$2,011.8	$2,730.0	$(718.2)
Marketable securities - current	7,784.7	8,114.8	(330.1)
Marketable securities - noncurrent	8,490.9	5,396.5	3,094.4
	$18,287.4	$16,241.3	$2,046.1

Working capital:
Current assets	$19,333.6	$19,479.2	$(145.6)
Current liabilities	3,661.0	3,423.4	237.6
	$15,672.6	$16,055.8	$(383.2)

Borrowings and finance lease liabilities:
Long-term debt	$1,984.0	$1,982.9	$1.1
Finance lease liabilities	$720.0	$720.0	$—
As of September 30, 2024, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
(In millions)	2024	2023	$ Change
Cash flows provided by operating activities	$3,157.7	$3,504.3	$(346.6)
Cash flows used in investing activities	$(2,818.7)	$(3,118.9)	$300.2
Cash flows used in financing activities	$(1,065.0)	$(1,344.0)	$279.0
Cash Flows from Investing Activities
Capital expenditures for the nine months ended September 30, 2024 included costs incurred in connection with the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York location, as well as costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the fill/finish facility). In addition, in September 2024, we acquired a 1,100,000 square foot facility in Saratoga Springs, New York. We expect to incur capital expenditures of $700 million to $740 million for the full year of 2024 primarily in connection with the continued expansion of our facilities in Tarrytown and Rensselaer (including the fill/finish facility).
Payments for the Libtayo intangible asset of $58.3 million and $145.7 million for the nine months ended September 30, 2024 and 2023, respectively, were related to contingent consideration in connection with our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $1.374 billion for the nine months ended September 30, 2024, compared to $844.5 million for the nine months ended September 30, 2023. In addition, payments in connection with Common Stock tendered for employee tax obligations were $775.7 million for the nine months ended September 30, 2024, compared to $242.5 million for the nine months ended September 30, 2023. For information related to repurchases of Common Stock, see "Share Repurchase Programs" section below.
Share Repurchase Programs
In January 2023, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock. As of September 30, 2024, the Company had repurchased the entire $3.0 billion of its Common Stock it was authorized to repurchase under the program.
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
The table below summarizes the shares of our Common Stock that we repurchased and the cost of such shares, which were recorded as Treasury Stock.

	Nine Months Ended September 30,
(In millions)	2024	2023
Number of shares	1.5	2.6
Total cost of shares	$1,637.7	$1,923.8
As of September 30, 2024, $2.893 billion remained available for share repurchases under the April 2024 program.
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed February 5, 2024). There have been no material changes to critical accounting estimates during the nine months ended September 30, 2024.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed February 5, 2024). There have been no material changes to our market risks or to our management of such risks as of September 30, 2024.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, have in the past reduced and could reduce in the future the duration of market exclusivity for our products.
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
•Expanding our manufacturing capacity and establishing fill/finish capabilities has been and will continue to be costly and we may be unsuccessful in doing so in a timely manner, which could delay or prevent the launch and successful commercialization of our products approved for marketing and could jeopardize our clinical development programs.
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
We are substantially dependent on the success of our ophthalmology portfolio, which consists of EYLEA and, since its August 2023 FDA approval, EYLEA HD. EYLEA net product sales have historically represented a substantial portion of our revenues, and we expect that there will continue to be a concentration of our net sales from the net product sales of EYLEA HD and EYLEA. For the nine months ended September 30, 2024 and 2023, our aggregate EYLEA HD and EYLEA net product sales in the United States represented 43% and 46% of our total revenues, respectively. For the nine months ended September 30, 2024, EYLEA HD U.S. net product sales represented 20% of our aggregate EYLEA HD and EYLEA U.S. net product sales. If we are successful in commercializing EYLEA HD, we expect that our dependence on EYLEA HD will grow relative to our historical dependence on EYLEA. If we experience difficulty with the commercialization of EYLEA HD or EYLEA in the United States or if Bayer experiences any difficulty with the commercialization of EYLEA HD or EYLEA outside the United States, if EYLEA net product sales experience a sustained decline in or outside the United States without an offset from EYLEA HD net product sales, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed. Commercialization of EYLEA and EYLEA HD in the United States and elsewhere is subject to significant competition (as described further below under "The commercial success of our products and product candidates is subject to significant competition"), which we expect to continue to increase in the future. For the three and nine months ended September 30, 2024, EYLEA U.S. net product sales declined by 21% and 18%, respectively, compared to the same periods in 2023. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) expired on May 18, 2024. See "Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, have in the past reduced and could reduce in the future the duration of market exclusivity for our products" below. Several biosimilar versions of EYLEA have been approved by the FDA, and one such product is expected to launch in the United States in the near future. EYLEA and/or EYLEA HD net product sales recorded by us are likely to be negatively impacted by biosimilar versions of EYLEA commercialized in the United States, which may have a material adverse impact on our results of operations. In addition, we expect that competition for EYLEA outside the United States will increase in the future when biosimilar versions of EYLEA (including those already approved but not yet launched) are brought to market in additional countries, which may negatively impact the amount of collaboration revenue we earn from Bayer. The degree to which EYLEA HD net product sales may offset further potential decrease in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
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
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the products we or they commercialize for the products' currently approved indications in the United States, EU, Japan, and other countries. If we or our collaborators fail to maintain regulatory compliance or satisfy other obligations for such products' currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies (such as those required under an accelerated approval by the FDA or other similar type of approval), or for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition."), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales" below.
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
•Medicare Inflation Based Rebates. The IRA includes measures requiring manufacturers to pay rebates where increases to the average sales price or average manufacturer price of drugs covered under Medicare Parts B and D, respectively, exceed the rate of inflation.
•Medicare Part D Program Redesign. The IRA implements changes to the Medicare Part D benefits to limit patient out-of-pocket drug costs and shift program liabilities from patients to other stakeholders, including health plans, manufacturers, and the government.
The extent to which the policy changes described above will ultimately impact reimbursement levels of our marketed products, including those covered under Medicare Part B (such as EYLEA and EYLEA HD), or our product candidates that may be covered under Medicare Part B or Medicare Part D in the future, is currently unclear.
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
EYLEA and EYLEA HD. EYLEA and EYLEA HD face significant competition in the marketplace. For example, each of EYLEA and EYLEA HD competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); and biosimilar versions of Lucentis commercialized in the United States by Biogen Inc. and Sandoz Group AG. In addition, biosimilar versions of EYLEA have been approved both in and outside the United States. These include Amgen's Pavblu™ (aflibercept-ayyh), which is expected to launch in the United States in the near future. We expect that biosimilar competition for EYLEA will increase in the future when additional biosimilar versions of EYLEA are launched in the United States and other countries, the timing of which will depend on, among other factors, the outcome of the pending patent litigation proceedings described in Note 11 to our Condensed Consolidated Financial Statements and the expiration of the patents protecting EYLEA (including those set forth under Part I - Item 1. "Business - Patents, Trademarks, and Trade Secrets" of Regeneron's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed February 5, 2024)). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's and EYLEA HD's respective indications, and we are aware of another company developing an ophthalmic formulation of such product that has been approved in the EU. In DME (and, in the case of EYLEA, also RVO), EYLEA and EYLEA HD also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's and EYLEA HD's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several other companies developing biosimilar versions of EYLEA, EYLEA HD, and/or other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
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
Dupixent. The market for Dupixent's current and potential future indications is also increasingly competitive. In atopic dermatitis, there are topical and systemic JAK inhibitors and antibodies against IL-13 and IL-4Ra approved or in development for atopic dermatitis. There is also an antibody against IL-31R approved for prurigo nodularis and in development for atopic dermatitis. In addition, a number of companies are developing antibodies against other targets, including OX40(L), that may compete with Dupixent in atopic dermatitis and other indications (including asthma and/or prurigo nodularis). In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or thymic stromal lymphopoietin ("TSLP"); and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP, EoE, and COPD. There are several other potentially competitive products in development that may compete with Dupixent in asthma, COPD, and potential future indications, including antibodies against the IL-33 ligand or receptor. Dupixent also faces competition from inhaled products in asthma, COPD, and potential future indications.
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
Other marketed products. There is also significant actual and potential future competition for other products marketed or otherwise commercialized by us and/or our collaborators under our collaboration agreements with them. For example, there are several companies that are marketing and/or developing antibodies or other molecules (such as small interfering RNA molecules, or siRNAs) against PCSK9, ANGPTL3 and IL-6 and/or IL-6R, which currently (or, for product candidates in development, may in the future if approved) treat the same conditions as Praluent, Evkeeza, and Kevzara, respectively.
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
In addition, under the terms of our Antibody Collaboration, we and Sanofi co-commercialize Dupixent in the United States and, as further discussed below, certain jurisdictions outside the United States. As a result, we rely in part on Sanofi's sales and marketing organization for Dupixent. If we and Sanofi fail to coordinate our sales and marketing efforts effectively, sales of Dupixent may be materially adversely affected. Sanofi also maintains other important responsibilities relating to Dupixent. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent in many countries outside the United States. While we exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we will continue to rely in considerable part on Sanofi's sales and marketing organization in such jurisdictions.
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
Our sales of products we commercialize in the United States and our collaborators' sales of products they commercialize or co-commercialize with us under our collaboration agreements with them in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under the relevant collaboration agreements and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions, tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA HD and EYLEA outside the United States is the responsibility of Bayer. Similarly, under our Antibody Collaboration with Sanofi, pricing and reimbursement for the products commercialized or co-commercialized thereunder outside the United States are the responsibility of Sanofi. Prices for our marketed products in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of our marketed products in the United States may be reduced if the applicable product marketed in those bordering nations is imported into the United States. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States. If such proposals were implemented, our future revenues derived from sales of our marketed products could be reduced. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of our marketed products in a particular market or reduce sales recorded by us or our collaborators, thereby adversely affecting our results of operations.
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
Our product candidates are typically delivered either by intravenous infusion or by intravitreal or subcutaneous injections, which are generally less well received by patients than tablet or capsule delivery and this could adversely affect the commercial success of those products if they receive marketing approval.
We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of or significant reduction in sales to these customers would adversely affect our results of operations.
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the nine months ended September 30, 2024 and 2023, our product sales to two distributor customers accounted on a combined basis for 75% and 77% of our total gross product revenue, respectively. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and PBMs, or further consolidation among the healthcare providers served by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
If we are unable to establish sufficient commercial capabilities outside the United States for Libtayo, Dupixent, and any other products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
We have limited commercial capabilities outside the United States and have not yet fully established an organization for the sales, marketing, and distribution of marketed products outside the United States. We are in the process of establishing these capabilities outside the United States for Libtayo in connection with our 2022 entry into an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA") whereby, following a defined transition period, the Company will exclusively commercialize and manufacture Libtayo on a worldwide basis. In addition to fully establishing these commercial capabilities by the end of the transition period, we will also need to obtain and/or maintain regulatory approvals and secure pricing and reimbursement for Libtayo in many jurisdictions outside the United States (including Europe and Japan). Further, following the exercise of our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we have established certain co-commercialization capabilities for Dupixent in some of these jurisdictions and are in the process of establishing these capabilities in others. There may be other circumstances in which we need to establish further commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.
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
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug we intend to sell. We must obtain and maintain similar regulatory approvals from comparable foreign regulatory authorities in order to sell drugs outside the United States. Obtaining FDA or comparable foreign regulatory authority approval for a new drug or indication is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. Additionally, in the United States, the FDA may determine that a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies or additional analyses of data from existing studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies or analyses that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies or analyses, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval. For example, in October 2023, the FDA issued a CRL for the sBLA for Dupixent in CSU stating that additional efficacy data are required to support an approval. While we recently reported results from a confirmatory Phase 3 clinical trial of Dupixent in CSU (in biologic-naïve patients), there can be no assurance that such data will ultimately result in FDA or other regulatory approval. As another example of this type of risk, the FDA's request for additional analyses regarding sub-populations from the BOREAS and NOTUS pivotal studies delayed by three months the FDA's September 2024 approval of our sBLA for Dupixent as an add-on maintenance treatment of adults with inadequately controlled COPD and an eosinophilic phenotype.
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
Before approving a new drug or biologic product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, the manner in which such principles are implemented may not be specifically delineated, which can be challenging as the FDA and comparable foreign regulatory authorities increasingly scrutinize compliance with these requirements and regulations. As a result, manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For example, in June 2023, the FDA issued a CRL concerning the Company's BLA for EYLEA HD for the treatment of wAMD, DME, and DR due to unresolved observations resulting from an inspection at a third-party fill/finish provider, which resulted in a delay of the FDA approval of EYLEA HD by nearly two months. Similarly, in August 2024, the FDA issued a CRL concerning the Company's BLA for linvoseltamab in relapsed/refractory multiple myeloma due to findings from a pre-approval inspection at a third-party fill/finish provider for another company's product candidate. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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

With respect to EYLEA and EYLEA HD, there are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to further successfully commercialize EYLEA and to successfully commercialize EYLEA HD. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like aflibercept (such as intraocular inflammation, sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, retinal tear, and retinal vasculitis), which can cause injury to the eye and other complications. The side effects previously reported for aflibercept include conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. While the safety of EYLEA HD was similar to EYLEA in clinical trials, it is possible that the use of EYLEA HD outside the clinical trial setting may yield different outcomes or patient experiences. In addition, commercialization of EYLEA and EYLEA HD or our other products and potential future commercialization of our product candidates may be impacted by actions of third parties on which we rely, such as manufacturers of syringes or other devices used in the administration of our products. EYLEA HD is being studied in patients with RVO, as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development." There is no guarantee that regulatory approval of EYLEA HD in this indication will be successfully obtained. These and other complications or issues or side effects could harm further development and/or commercialization of EYLEA and EYLEA HD.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe, and EYLEA HD may in the future be approved in the 8mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. In addition, other parties may allege that our drug-delivery devices infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as described in Note 11 to our Condensed Consolidated Financial Statements. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. Our ability to protect our trade secrets may be impaired by a number of risks and uncertainties, including those discussed under "Other Regulatory and Litigation Risks - Increasing use of social media and artificial intelligence-based platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage" and "Other Risks Related to Our Business - Significant disruptions of information technology systems or breaches of data security could adversely affect our business" below. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. For example, certain of our U.S. patents (including those pertaining to our key products, such as EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination, as further described in Note 11 to our Condensed Consolidated Financial Statements included in this report. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Such opposition proceedings are increasingly common in Europe and are costly to defend. For example, in 2021, anonymous parties initiated opposition proceedings in the European Patent Office ("EPO") against our European Patent No. 2,944,306 (which concerns pre-filled syringes comprising ophthalmic formulations containing VEGF antagonists such as aflibercept for intravitreal administration), as further described in Note 11 to our Condensed Consolidated Financial Statements included in this report. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
Additionally, the United States and other government actions related to Russia's invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Further, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patent holders from the United States without consent or compensation. Consequently, we are not able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.
We also currently hold issued trademark registrations and have trademark applications pending in the United States and other jurisdictions, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the trademark. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases; and; as a result, if we are unable to prevent third parties from adopting, registering, or using trademarks that infringe, dilute or otherwise violate our trademark rights, our business could be adversely affected.
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
Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, have in the past reduced and could reduce in the future the duration of market exclusivity for our products.
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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. Biosimilar versions of EYLEA have been recently approved in the United States, EU, and other jurisdictions, with additional biosimilar versions of EYLEA and/or EYLEA HD in development, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. In the United States, the regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product could be approved by the FDA) expired on May 18, 2024. Following the anticipated near-term launch of biosimilar competition to EYLEA in the United States, we will no longer benefit from U.S. market exclusivity for EYLEA. In addition, as EYLEA HD does not benefit from regulatory exclusivity in the United States, market exclusivity for EYLEA HD in the United States is based solely on our patent rights pertaining to this product (which are subject to the risks and uncertainties discussed above under "If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed."). Any future loss of market exclusivity for a product (such as EYLEA HD) would likely negatively affect revenues from product sales of that product and thus our financial results and condition and could have a material negative impact on our business.
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
Expanding our manufacturing capacity and establishing fill/finish capabilities has been and will continue to be costly and we may be unsuccessful in doing so in a timely manner, which could delay or prevent the launch and successful commercialization of our marketed products and product candidates or other indications for our marketed products if they are approved for marketing and could jeopardize our current and future clinical development programs.
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we have constructed a fill/finish facility in Rensselaer, New York that is currently undergoing process validation as required by regulatory authorities (refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for information about capital expenditures relating to this and other projects). In addition, we may need to develop or acquire additional manufacturing capabilities to the extent we or our collaborators pursue the development of drugs generated by means other than our existing "Trap" or VelociSuite® technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and it could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
Our ability to manufacture products may be impaired if any of our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture products in our Rensselaer, New York and Limerick, Ireland facilities and at additional facilities (if any) in the future (including our ability to conduct any fill/finish activities in the future), the ability of our collaborators to manufacture products at their facilities, and our ability to utilize other third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. For example, we are currently party to patent infringement and other proceedings relating to the EYLEA pre-filled syringe, as further described in Note 11 to our Condensed Consolidated Financial Statements. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
If sales of our marketed products do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties or our collaborators.
We use our manufacturing facilities primarily to produce bulk product for commercial supply of our marketed products and clinical and preclinical candidates for ourselves and our collaborations. We also plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products and new product candidates if they are approved for marketing or otherwise authorized for use. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us. In addition, if we or our collaborators experience excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during each of the years ended December 31, 2022 and 2021, we recorded a charge to write down inventory related to REGEN-COV.
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
We and our collaborators and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Recently, the FDA issued CRLs to multiple companies (including us, as further discussed below) citing unresolved inspection findings at third-party manufacturers, which prevented the timely approval of such companies' marketing applications. Our inability, or the inability of our collaborators and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. For example, in June 2023, the FDA issued a CRL concerning the Company's BLA for EYLEA HD for the treatment of wAMD, DME, and DR due to unresolved observations resulting from an inspection at a third-party fill/finish provider, which resulted in a delay of the FDA approval of EYLEA HD by nearly two months. Similarly, in August 2024, the FDA issued a CRL concerning the Company's BLA for linvoseltamab in relapsed/refractory multiple myeloma due to findings from a pre-approval inspection at a third-party fill/finish provider for another company's product candidate. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs" for more information. Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

Other Regulatory and Litigation Risks
If the testing or use of our products harms people, or is perceived to harm them even when such harm is unrelated to our products, we could be subject to costly and damaging product liability claims.
The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who enroll in our clinical trials may not protect us from liability or the cost of litigation. We have previously been subject to, and may in the future be subject to, claims by patients who use our approved products, or our product candidates if those product candidates receive regulatory approval and become commercially available, that they have been injured by a side effect associated with the drug. Even in a circumstance in which we do not believe that an adverse event is related to our products or product candidates, the related investigation may be time consuming or inconclusive and may have a negative impact on our reputation or business. We may face product liability claims and be found responsible even if injury arises from the acts or omissions of third parties who provide fill/finish or other services. To the extent we maintain product liability insurance in relevant periods, such insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, in the future we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.
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
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively impact our financial results. In September 2024, CMS modified the regulations governing the Medicaid Drug Rebate Program, which could further increase our costs and the complexity of compliance, impact rebate liabilities, and be time-consuming to implement. Other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program may have a similar impact.

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
Most U.S. healthcare providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996

("HIPAA"). For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, has entered into collaborations with many research institutions that are subject to HIPAA. While Regeneron is not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly receive protected health information ("PHI") in a manner that is not permitted under HIPAA. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive PHI from a healthcare provider or research institution that has not satisfied HIPAA's requirements for its disclosure. There are instances where we collect and maintain personal data, which may include health information that is outside the scope of HIPAA but within the scope of state health privacy laws or similar state level privacy legislation. This information may be received throughout the clinical trial process, in the course of our research collaborations, directly from individuals who enroll in our patient assistance programs, and from our own employees in a pandemic response process (such as in connection with the COVID-19 pandemic).
Consumer protection laws impact the manner in which we develop and maintain processes to support our patient assistance programs, product marketing activities, and the sharing of employee and clinical data for internal and third-party commercial activities. Several U.S. states have proposed and passed consumer privacy laws, which were modeled after the California Consumer Privacy Act of 2018 ("CCPA") and influenced by the GDPR. The CCPA is a consumer protection law that establishes requirements for data use and sharing transparency and provides California residents with personal data privacy rights regarding the use, disclosure, and retention of their personal data. Amendments to the CCPA have, among other things, imposed new obligations to provide notice where personal data will be de-identified. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with data privacy incidents involving certain elements of personal data. These claims may result in significant liability and damages. These laws and regulations are constantly evolving and may impose limitations on our business activities. Several additional state consumer privacy laws recently went into effect and many other consumer privacy laws are expected to go into effect in the near future. Notably, these state laws provide more restrictions on the use of sensitive personal data, including health information. These states require robust consent and authorizations prior to any collection or use of this data, which may have a large impact on our ability to market to individuals in these jurisdictions based on their health conditions. At the federal level, Section 5 of the FTC Act is a consumer protection law that bars unfair and deceptive acts and practices and requires, among other things, companies to notify individuals that they will safeguard their personal data and that they will fulfil the commitments made in their privacy notices. The FTC has brought legal actions against organizations that have violated consumers' privacy rights or have misled them by failing to maintain appropriate security. For example, in recent years the FTC has issued several enforcement actions related to privacy in the healthcare space, under both Section 5 of the FTC Act and the Health Breach Notification Rule, involving companies allegedly using consumer health data for marketing purposes in violation of their own policies and assurances.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of September 30, 2024, we had an aggregate of $2.704 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
Our revenue from outside the United States will increase as our products, whether marketed or otherwise commercialized by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, euro, British pound sterling, Canadian dollar, Chinese yuan, and Australian dollar. If the U.S. dollar weakens against a specific foreign currency, assuming all other variables remained constant, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, assuming all other variables remained constant, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. Therefore, significant changes in foreign exchange rates can impact our operating results and the financial condition of our Company. For example, as previously reported, the amount of our share of profits we earned in connection with commercialization of antibodies outside the United States was adversely impacted in 2022 by the U.S. dollar strengthening against foreign currencies, including the Japanese yen and the euro.
Our investments are subject to risks and other external factors that may result in losses or affect the liquidity of these investments.
As of September 30, 2024, we had $2.012 billion in cash and cash equivalents and $16.276 billion in marketable securities (including $1.308 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

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
•challenges by others to our patents in the EPO and in the USPTO and developments relating to patent litigation and other proceedings and government investigations relating to our Company and operations;
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2024, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.5% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2024. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will repurchase shares of our Common Stock or that we will repurchase shares at favorable prices.
In April 2024, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $2.893 billion remained available as of September 30, 2024). There can be no assurance of any future share repurchases or share repurchase program authorizations. Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2024, holders of Class A Stock held 14.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2024:
•our current executive officers and directors beneficially owned 5.3% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of September 30, 2024, and 17.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of September 30, 2024; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.5% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2024. In addition, these five shareholders plus our Chief Executive Officer held approximately 46.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2024.

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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended September 30, 2024. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (In millions)
7/1/2024–7/31/2024	210,338		$1,068.59	210,338		$3,406.5
8/1/2024–8/31/2024	234,226		$1,152.63	234,226		$3,136.5
9/1/2024–9/30/2024	225,046		$1,118.22	217,939		$2,892.9
Total	669,610	(a)		662,503	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

Item 5. Other Information
As disclosed in the table below, during the three months ended September 30, 2024, certain of our directors and/or executive officers adopted plans for trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(a)	Total Number of Securities to Be Sold Under the Plan
Joseph L. Goldstein, M.D.	Director	8/7/2024	2/7/2025	1,929
Jason Pitofsky	Vice President, Controller	8/7/2024	5/10/2025	3,791
Arthur F. Ryan	Director	8/3/2024	10/31/2025	1,200

(a) In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.

Item 6. Exhibits
(a)     Exhibits

Exhibit Number	Description
10.1*	Amendment No. 3 to Master Agreement, dated as of August 1, 2024, by and between Regeneron Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the registrant's Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) the registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iii) the registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (iv) the registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) the notes to the registrant's Condensed Consolidated Financial Statements.

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

REGENERON PHARMACEUTICALS, INC.

Date:	October 31, 2024	By:	/s/ Christopher Fenimore

Christopher Fenimore
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)