Form 10-K
period 2024-12-31
REGENERON PHARMACEUTICALS, INC.
filed 2025-02-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $113.8 billion, computed by reference to the closing sales price of the stock on NASDAQ on June 28, 2024, the last trading day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has assumed that all of its directors and executive officers, and no other persons, are its affiliates. This determination of affiliate status is not necessarily a determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock as of January 23, 2025:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,817,146
Common Stock, $.001 par value	107,507,536

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 87 to 91 of this filing.

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
•changes in laws, regulations, and policies affecting the healthcare industry;
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
•the impact of public health outbreaks, epidemics, or pandemics on our business; and
•risks associated with litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 16 to our Consolidated Financial Statements included in this report), risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings described further in Note 16 to our Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition.
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
General
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that invents, develops, manufactures, and commercializes medicines for people with serious diseases. Our products and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, neurological diseases, hematologic conditions, infectious diseases, and rare diseases.
Our core business strategy is to maintain a strong foundation in scientific research and drug development using our proprietary technologies, and to build on that foundation with our clinical development, manufacturing, and commercial capabilities. Our objective is to continue to advance as an integrated, multi-product biotechnology company that provides patients and medical professionals with important medicines for preventing and treating human diseases.
Selected financial information is summarized as follows:

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Revenues	$14,202.0	$13,117.2	$12,172.9
Net income	$4,412.6	$3,953.6	$4,338.4
Net income per share - diluted	$38.34	$34.77	$38.22
For purposes of this report, references to our products encompass products commercialized by us and/or our collaborators or licensees and references to our product candidates encompass product candidates in development by us and/or our collaborators or licensees (in the case of collaborated or licensed products or product candidates under the terms of the applicable collaboration or license agreements), unless otherwise stated or required by the context.
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
		✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓
Dupixent® (dupilumab) Injection(b)	Atopic dermatitis (in adults, adolescents, and pediatrics aged 6 months and older)	✓	✓	✓
	Asthma (in adults and adolescents)	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Dupixent (dupilumab) Injection(b) (continued)	Asthma (in pediatrics 6–11 years of age)	✓	✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP") (in adults)	✓	✓	✓
	CRSwNP (in adolescents)	✓
	Chronic obstructive pulmonary disease ("COPD")	✓	✓
	Eosinophilic esophagitis ("EoE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓	✓
	Prurigo nodularis	✓	✓	✓
	Chronic spontaneous urticaria ("CSU") (in adults and adolescents)			✓
Libtayo® (cemiplimab) Injection	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓
	Metastatic or locally advanced first-line NSCLC (in combination with chemotherapy)	✓	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓
	Metastatic or recurrent second-line cervical cancer		✓	✓
Praluent® (alirocumab) Injection(c)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓
	HeFH in pediatrics and adolescents (8–17 years of age)	✓	✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
Kevzara® (sarilumab) Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓	✓
	Polyarticular juvenile idiopathic arthritis ("pJIA")	✓	✓
REGEN-COV®(d)	COVID-19		✓	✓
Evkeeza® (evinacumab) Injection(e)	HoFH (in adults, adolescents, and pediatrics)	✓	✓	✓
Ordspono™ (odronextamab)	Follicular lymphoma ("FL")		✓
	Diffuse large B-cell lymphoma ("DLBCL")		✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab) Injection	Infection caused by Zaire ebolavirus	✓
Veopoz® (pozelimab) Injection	CD55-deficient protein-losing enteropathy ("CHAPLE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓

Product (continued)	Disease
Territory
		U.S.	EU	Japan
ARCALYST® (rilonacept) Injection(f)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults, adolescents, and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(g)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓

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

	Year Ended December 31,
	2024			2023			2022
(In millions)	U.S.	ROW(g)	Total	U.S.	ROW	Total	U.S.	ROW	Total
EYLEA HD and EYLEA(a)	$5,968.2	$3,576.8	$9,545.0	$5,885.4	$3,495.2	$9,380.6	$6,264.6	$3,382.8	$9,647.4
Dupixent(b)	$10,398.7	$3,749.3	$14,148.0	$8,855.6	$2,732.5	$11,588.1	$6,668.0	$2,013.2	$8,681.2
Libtayo(c)	$787.3	$429.5	$1,216.8	$538.8	$330.0	$868.8	$374.5	$203.5	$578.0
Praluent(d)	$241.7	$523.3	$765.0	$182.4	$456.5	$638.9	$130.0	$337.4	$467.4
Kevzara(b)	$270.2	$188.5	$458.7	$214.7	$171.2	$385.9	$199.7	$158.3	$358.0
REGEN-COV(e)	$—	$3.5	$3.5	$—	$618.8	$618.8	$—	$1,769.6	$1,769.6
Other products(f)	$202.9	$86.5	$289.4	$150.5	$67.4	$217.9	$56.1	$69.1	$125.2

(a) We record net product sales of EYLEA HD and EYLEA in the United States, and Bayer records net product sales outside the United States. We record our share of profits in connection with sales outside the United States within Collaboration revenue; refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Revenues - Bayer Collaboration Revenue" for such amounts.

(b) Sanofi records global net product sales of Dupixent and Kevzara, and we record our share of profits in connection with global sales of such products within Collaboration revenue. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Revenues - Sanofi Collaboration Revenue" for such amounts.

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

(e) Roche records net product sales outside the United States and we record our share of gross profits from sales, which is recorded within Collaboration revenue. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations - Revenues - Roche Collaboration Revenue" for such amounts.

(f) Included in this line item are products which are sold by us and others. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Revenues" for a complete listing of net product sales recorded by us. Not included in this line item are net product sales of ARCALYST, which are recorded by Kiniksa.

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

Clinical Program	Phase 2	Phase 3	Regulatory Review(h)	2024 and 2025 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA HD (aflibercept) 8 mg(a)		–RVO	–Two-year data for wAMD and DME (U.S.) –Pre-filled syringe (U.S.)
–Approved by European Commission ("EC") and Japan's Ministry of Health, Labour and Welfare ("MHLW") for wAMD and DME

–Pre-filled syringe approved by European Medicines Agency ("EMA")

–Presented positive three-year data from extension study of Phase 3 DME trial at American Academy of Ophthalmology ("AAO") Annual Meeting

–Reported that Phase 3 QUASAR trial in RVO met its primary endpoint

–U.S. Food and Drug Administration ("FDA") decision on supplemental Biologics License Application ("sBLA") with two-year data for wAMD and DME (target action date of April 20, 2025)

–FDA decision for pre-filled syringe (mid-2025)

–Submit sBLA for RVO (first quarter 2025)

–Submit sBLA for every 4-week dosing regimen (first quarter 2025)

Pozelimab(f) (REGN3918) Antibody to C5		–Geographic atrophy, cemdisiran combination(l)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit	–Ulcerative colitis	–Asthma in pediatrics (2–5 years of age) –Bullous pemphigoid(c) –CSU –Chronic pruritus of unknown origin ("CPUO") –Lichen simplex chronicus	–COPD with type 2 inflammatory phenotype (Japan) –CSU in adults and adolescents (U.S. and EU) –Bullous pemphigoid (U.S.)
 –Approved by FDA for CRSwNP in adolescents

–Approved by FDA and EC for EoE in pediatrics (1–11 years of age)

–EMA's Committee for Medicinal Products for Human Use ("CHMP") adopted positive opinion for EoE in pediatrics (1–11 years of age)

 –Results from Phase 3 trial in pediatrics (1–11 years of age) with EoE published in New England Journal of Medicine ("NEJM")

–MHLW decision on regulatory submission for COPD (first half 2025)

–FDA decision on sBLA (target action date of April 18, 2025) and EC decision on regulatory submission (first half 2025) for CSU in adults and adolescents

–FDA decision on sBLA for bullous pemphigoid (second half 2025)

–Submit regulatory application in the EU for bullous pemphigoid (first half 2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 and 2025 Events to Date	Select Upcoming Milestones
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

–Reported that Phase 3 trial in bullous pemphigoid met its primary and all key secondary endpoints

–Reported that first Phase 3 trial in CPUO did not achieve statistical significance in its primary itch responder endpoint

Kevzara (sarilumab)(b) Antibody to IL-6R	–Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)			–Approved by FDA and EC for pJIA –Approved by EC for PMR

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 and 2025 Events to Date	Select Upcoming Milestones
Itepekimab(b) (REGN3500) Antibody to IL-33	–Non-cystic fibrosis bronchiectasis ("NCFB") –Chronic rhinosinusitis without nasal polyposis ("CRSsNP")	–COPD(e)			–Report results from Phase 3 study in COPD (second half 2025) –Initiate additional Phase 3 studies (first half 2025)
REGN5713-5715 Multi-antibody therapy to Bet v 1		–Birch allergy
REGN1908-1909(f) Multi-antibody therapy to Fel d 1		–Cat allergy

Solid Organ Oncology

Libtayo (cemiplimab)(g) Antibody to PD-1	–Neoadjuvant CSCC –First-line NSCLC, BNT116(i) combination –Neoadjuvant NSCLC –Neoadjuvant hepatocellular carcinoma ("HCC")	–Adjuvant CSCC –Early-stage CSCC (intralesional)	–First-line NSCLC, monotherapy and chemotherapy combination (Japan)	–Presented positive five-year survival data from Phase 3 NSCLC monotherapy trial at IASLC 2024 World Conference on Lung Cancer –Reported positive interim data from Phase 3 study in adjuvant CSCC	–MHLW decision on regulatory submission for NSCLC, monotherapy and chemotherapy combination (second half 2025) –Submit sBLA for adjuvant CSCC (first half 2025)
Fianlimab(f) (REGN3767) Antibody to LAG-3	–First-line advanced NSCLC (Phase 2/3) –Perioperative NSCLC –Perioperative melanoma	–First-line metastatic melanoma(e) –Adjuvant melanoma		–Presented positive two-year data from Phase 1 trial (in combination with Libtayo) in advanced melanoma at European Society for Medical Oncology ("ESMO") Annual Meeting
–Initiate Phase 2 study (in combination with Libtayo) in first-line metastatic head and neck squamous cell carcinoma (2025)

–Report results from Phase 3 study versus pembrolizumab in first-line metastatic melanoma (second half 2025)

–Report initial data from Phase 2/3 study in first-line advanced NSCLC (first half 2025)

Vidutolimod Immune activator targeting TLR9				–Company discontinued Phase 2 study due to drug supply
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer				–Report additional data from study in platinum-resistant ovarian cancer (2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 and 2025 Events to Date	Select Upcoming Milestones
Nezastomig (REGN5678) Bispecific antibody targeting PSMA and CD28	–Prostate cancer				–Report additional data from study in prostate cancer (2025)
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors			–Presented positive results from dose escalation portion of Phase 1/2 trial (in combination with Libtayo) in advanced solid tumors at American Society of Clinical Oncology ("ASCO") 2024 Annual Meeting	–Report additional data from study in solid tumors (2025)
Davutamig (REGN5093) Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC

Hematology

Pozelimab(f) (REGN3918) Antibody to C5		–Myasthenia gravis, cemdisiran combination(c)(l) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(l)		–Presented positive updated data from Phase 3 trial (in combination with cemdisiran) in PNH at American Society of Hematology ("ASH") Annual Meeting	–Report results from Phase 3 cemdisiran combination study in myasthenia gravis (second half 2025)
Ordspono (odronextamab) Bispecific antibody targeting CD20 and CD3	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–FL(e) –DLBCL(e)	–FL (U.S.)
–FDA issued Complete Response Letters ("CRLs") for BLA for relapsed/refractory FL and DLBCL due to enrollment status of confirmatory Phase 3 trials; subsequently resubmitted BLA for FL

–Approved by EC for relapsed/refractory FL and DLBCL

–Presented new and updated data for several B-NHL subtypes across earlier lines of treatment at ASH Annual Meeting
–FDA decision on BLA for relapsed/refractory FL (second half 2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 and 2025 Events to Date	Select Upcoming Milestones
Linvoseltamab(f) (REGN5458) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma (pivotal study)(c)(e) –Earlier (pre-malignant) multiple myeloma –Monoclonal gammopathy of undetermined significance ("MGUS") –Light chain amyloidosis ("ALA")	–Multiple myeloma(c)(e)	–Relapsed/refractory multiple myeloma (U.S. and EU)
–Resubmitted BLA for relapsed/refractory multiple myeloma following resolution of third-party manufacturing issues

–Presented 14-month median follow-up data from pivotal Phase 1/2 trial in multiple myeloma at European Hematology Association ("EHA") Congress 2024 and published these data in Journal of Clinical Oncology
–FDA decision on BLA (mid-2025) and EC decision on regulatory application (first half 2025) for relapsed/refractory multiple myeloma
Nexiguran ziclumeran (Nex-z, NTLA-2001)(j) TTR gene knockout using CRISPR/Cas9		–Transthyretin amyloidosis with cardiomyopathy ("ATTR-CM")(c) –Hereditary transthyretin amyloidosis with polyneuropathy ("ATTRv-PN")(c)(m)
REGN9933 Antibody to Factor XI	–Thrombosis			–Reported positive results from Phase 2 trial in thrombosis	–Initiate Phase 3 program (2025)
REGN7508 Antibody to Factor XI	–Thrombosis			–Reported positive results from Phase 2 trial in thrombosis	–Initiate Phase 3 program (2025)
REGN7257 Antibody to IL2Rg	–Aplastic anemia
REGN7999 Antibody to TMPRSS6	–Iron overload in beta-thalassemia

Internal Medicine/Genetic Medicines

Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)			–Report results from Phase 3 study in FOP (second half 2025)
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	–Obesity(n)			–Completed enrollment in Phase 2 study in obesity	–Report results from Phase 2 study in obesity (second half 2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2024 and 2025 Events to Date	Select Upcoming Milestones
Mibavademab(f)(o) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(d)(e)
REGN5381 Agonist antibody to NPR1	–Heart failure
REGN7544 Antagonist antibody to NPR1	–Postural orthostatic tachycardia syndrome ("POTS")
Rapirosiran (ALN-HSD)(k) RNAi therapeutic targeting HSD17B13	–Metabolic dysfunction-associated steatohepatitis ("MASH")
DB-OTO AAV-based gene therapy	–Hearing deficit due to variants of the otoferlin gene(c)(m) (Phase 1/2)			–Presented updated data from Phase 1/2 trial at American Society of Gene and Cell Therapy ("ASGCT") annual conference	–Report additional data from Phase 1/2 study (mid-2025)

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
(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column captures submissions to U.S., EU, and Japan regulatory authorities
(i) BioNTech's BNT116 is an mRNA cancer vaccine.
(j) In collaboration with Intellia
(k) Alnylam elected to opt-out of the product candidate. Under the terms of our agreement, Alnylam is entitled to receive royalties on sales of the product, if any.
(l) Under the terms of our license agreement for cemdisiran, Alnylam is entitled to receive royalties on sales (if any), as well as sales milestones.
(m) FDA granted Regenerative Medicine Advanced Therapy ("RMAT") designation
(n) Studied in combination with semaglutide with and without garetosmab
(o) A Phase 2 study, sponsored by Eli Lilly, is also ongoing and testing the combination of tirzepatide and mibavademab compared with tirzepatide alone in patients with obesity.

Additional Information - Clinical Development Programs
Linvoseltamab
In August 2024, the FDA issued a CRL for the BLA for linvoseltamab in relapsed/refractory multiple myeloma that has progressed after at least three prior therapies. The sole approvability issue identified related to findings from a pre-approval inspection at a third-party fill/finish manufacturer. In January 2025, the Company resubmitted the BLA following resolution of third-party manufacturing issues, and an FDA decision on the BLA is anticipated by mid-2025.
Dupixent
In September 2024, the Company and Sanofi announced that the first Phase 3 trial (Study A) of Dupixent in adults with uncontrolled and severe CPUO did not achieve statistical significance in its primary itch responder endpoint (despite favorable numerical improvements), but showed nominally significant improvements in all other itch endpoints. The Dupixent Phase 3 program in CPUO consists of Study A and Study B. Study B recently initiated as a subsequent pivotal trial.
Select Early-Stage Clinical Development Updates
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
Dupixent (dupilumab)
Dupixent is a fully human monoclonal antibody that inhibits signaling of the IL-4 and IL-13 pathways, and is not an immunosuppressant. IL-4 and IL-13 are key and central drivers of the type 2 inflammation that play a major role in atopic dermatitis, asthma, CRSwNP, COPD, EoE, prurigo nodularis, CSU, and potentially other chronic allergic and inflammatory diseases.
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
REGN5713-5715
REGN5713-5715 is an investigational combination of two fully human monoclonal antibodies designed to treat allergic inflammatory conditions caused by the allergen Bet v 1, which is the main allergen responsible for birch pollen allergies. Birch pollen allergy is one of the most common causes of seasonal allergies that occur in the spring, and is also believed to trigger "oral allergy syndrome" food reactions to related allergens found in nuts and fruits such as apples, pears, and cherries.
REGN1908-1909
REGN1908-1909 is an investigational combination of two fully human monoclonal antibodies that is designed to specifically bind and block the Fel d 1 allergen, thus preventing it from binding and triggering the endogenous antibodies that cause allergies (i.e., immunoglobulin E antibodies). Cat allergy is primarily caused by exposure to Fel d 1, the major allergen in cat dander produced by all cats.

Libtayo (cemiplimab)
Libtayo is a fully human monoclonal antibody targeting the immune checkpoint receptor PD-1 on T-cells. The PD-1/PD-L1 immune checkpoint pathway is a well-known mechanism by which cancers evade immune destruction. Regeneron is studying Libtayo as monotherapy and in combination with either conventional or novel therapeutic approaches in various solid tumors and blood cancers. It is also being studied in combination with proprietary anti-cancer assets of other companies. Libtayo has also been approved by regulatory authorities in a number of cancer indications, including advanced NSCLC, BCC, CSCC, and cervical cancer.
Fianlimab
Fianlimab is an investigational, fully human monoclonal antibody targeting the immune checkpoint receptor LAG-3 on T-cells. In melanoma and NSCLC, LAG-3 expression in the tumor microenvironment may be associated with therapeutic resistance to PD-1 inhibitors. Fianlimab is being investigated in combination with Libtayo to determine whether concurrent blockade of LAG-3 and PD-1 can help overcome this resistance and release the brakes on T-cell activation.
Pozelimab
Pozelimab is a fully human monoclonal antibody designed to block complement factor C5 in order to treat diseases mediated by abnormal complement pathway activity, and is approved by the FDA for CHAPLE. Pozelimab is being studied in investigational combinations with an investigational small interfering RNA ("siRNA") therapy, cemdisiran, in PNH, myasthenia gravis, and geographic atrophy.
Ordspono (odronextamab)
Odronextamab is a bispecific monoclonal antibody designed to bridge CD20 on cancer cells with CD3-expressing T cells to facilitate local T-cell activation and cancer-cell killing. We are studying odronextamab in several types of B-cell non-Hodgkin lymphoma.
Linvoseltamab
Linvoseltamab is an investigational bispecific monoclonal antibody designed to bind to CD3 while also binding and bridging T-cells to the BCMA protein on multiple myeloma cells. We are studying whether linvoseltamab may help to activate T-cells via their CD3 receptors and trigger targeted, T-cell mediated killing of multiple myeloma. We are also studying linvoseltamab in precursor conditions to multiple myeloma, including high-risk MGUS and high-risk smoldering myeloma.
Nex-z
Nex-z is an investigational CRISPR-based therapy to be systemically delivered to edit genes inside the human body and is being studied as a treatment for ATTR amyloidosis. ATTR amyloidosis is a progressive and fatal disorder resulting from deposition of insoluble amyloid fibrils into multiple organs and tissues leading to systemic failure. Delivered with in vivo technology, nex-z offers the possibility of halting and reversing the disease by driving a deep, consistent, and potentially lifelong reduction in transthyretin ("TTR") protein after a single dose.
Garetosmab
Garetosmab is an investigational, fully human monoclonal antibody that binds to and neutralizes Activin A, which drives the abnormal bone formation that is the main pathology of the ultra-rare genetic disorder FOP. This abnormal bone formation in soft tissue outside of the normal skeleton, a process known as heterotopic ossification, leads to loss of mobility and premature death in FOP patients. Garetosmab is being investigated to determine whether it can help reduce and/or prevent the formation of heterotopic bone lesions by neutralizing the Activin A protein.
Mibavademab
Mibavademab is an investigational, fully human monoclonal antibody that binds to and activates the leptin receptor, which modulates the control of food intake, energy expenditure, and glucose/lipid metabolism. We are studying mibavademab as a potential treatment for generalized lipodystrophy.
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

Research and Development Technologies
Many proteins that play an important role in biology and disease are secreted by cells or located on the cell surface. Moreover, cells communicate through secreted factors and surface molecules. Our scientists have developed two different technologies to make protein therapeutics that potently and specifically block, activate, or inhibit the action of specific cell surface or secreted molecules. The first technology fuses receptor components to the constant region of an antibody molecule to make a class of drugs we call "Traps." EYLEA HD, EYLEA, ZALTRAP, and ARCALYST are drugs generated using our Trap technology. VelociSuite® is our second technology platform, which is used for discovering, developing, and producing fully human antibodies that can address both secreted and cell-surface targets. We also leverage VelociSuite to produce new classes of bispecific antibodies. Additionally, we use genetic medicine platforms as complementary approaches to these core technologies to potentially treat or cure diseases.
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
We have utilized our VelociSuite technologies to develop a class of potential drug candidates, known as bispecific antibodies. Veloci-Bi allows for the generation of full-length bispecific antibodies similar to native antibodies that are amenable to production by standard antibody manufacturing techniques, and are likely to have favorable antibody-like pharmacokinetic properties. In the area of immunotherapies in oncology, we are exploring the use of bispecific antibodies that target tumor antigens and the CD3 receptor on T-cells to harness the oncolytic properties of T-cells. We are exploring additional indications and applications for our bispecific technologies, including CD28 and 4-1BB costimulatory bispecifics. We are also exploring a variety of alternative antibody formats (Altibodies™) that can bring binding partners together in restrained geometries.
The VelociT mouse extends our research and drug discovery capabilities into cell-mediated immunity and therapeutic T-cell receptors ("TCRs") for oncology and other indications. VelociT was developed by using our VelociGene technology to humanize genes encoding TCRα and TCRβ variable sequences, CD4 and CD8 co-receptors, β2m, and class-I and -II major histocompatibility complexes. As a result, VelociT mice can be utilized to produce fully human TCRs, providing for customized modeling of T-cell function in different diseases and a powerful platform for the discovery of unique TCR-based therapies. We are also able to produce antibodies that recognize intracellular peptides bound in the groove of human leukocyte antigen ("HLA"), enabling the targeting of intracellular proteins in cancer cells.
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

Regeneron Genetics Center®
Regeneron Genetics Center LLC (RGC®), a wholly owned subsidiary of Regeneron Pharmaceuticals, Inc., leverages de-identified clinical, genomic, and other types of molecular data from properly consented human volunteers from around the world to identify medically relevant associations in a blinded fashion designed to preserve a patient's privacy while uncovering the unique characteristics of their health and wellness. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process and to advance innovation in clinical care design. RGC is undertaking multiple collaborative approaches to study design and implementation, including large population-based efforts that engage study participants to more discrete disease specific and founder populations with data on strategic phenotypes of interest. RGC utilizes laboratory automation and innovative approaches to cloud computing to achieve high-quality throughput, attaining nearly 3 million samples sequenced to date.
In January 2025, it was announced that RGC was selected by UK Biobank consortium members to complete proteomic assay data generation for the recently announced UK Biobank Pharma Proteomics Project.
In January 2025, RGC entered into an agreement with Truveta Inc. pursuant to which RGC will sequence exomes and conduct genotyping and imputation of up to ten million de-identified consented volunteers using biospecimens provided by Truveta health system members across the United States.
In addition, central to the ongoing work of RGC is the portfolio of collaborations with over 150 academic and clinical collaborators around the world, including the University of Colorado, Geisinger Health System, Mayo Clinic, University of Pennsylvania, UCLA Medical Center, UK Biobank, University of Oxford, and the University of Cambridge. These collaborations provide access to biological samples and associated phenotype data from properly consented patient volunteers for purposes of genomic research. RGC undertakes genetic sequencing of these samples to create a unique resource of de-identified genetic data and associated phenotype data for research. Furthermore, RGC has deployed bulk RNA sequencing, whole genome sequencing, and an O-LINK proteomic assay to complement whole exome sequencing and genotyping. In addition, RGC leverages organoid models, siRNA, and CRISPR knockout models to validate genetic associations that lead to new therapeutic targets. RGC continues to publish results from its research efforts in journals and publications in partnership with its collaborators to advance the field of genomics.
These efforts at RGC have led to the identification of more than 30 novel genetic targets. Through our Regeneron Genetics Medicines initiative, we are currently advancing these targets using either our VelociSuite technologies or other technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. See the "Collaboration, License, and Other Agreements" section below for descriptions of our collaborations with Alnylam Pharmaceuticals, Inc. and Intellia Therapeutics, Inc.
Collaboration, License, and Other Agreements
Sanofi
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the Antibody Collaboration, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on our share of collaboration profits; however, we are only required to apply 20% of our share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of December 31, 2024, the total amount of our contingent reimbursement obligation (i.e., "development balance") to Sanofi in connection with such development expenses was approximately $1.635 billion.
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
Alnylam
In 2019, we and Alnylam entered into a collaboration to discover, develop, and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic disease targets expressed in the eye and central nervous system ("CNS"), in addition to a select number of targets expressed in the liver. For each program, we provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation. During 2023, we paid a $100.0 million development milestone to Alnylam (in connection with a CNS program) and Alnylam is eligible to receive an additional $100.0 million clinical proof-of-principle milestone in connection with an eye program.
Under the terms of the collaboration, the parties perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development/co-commercialization collaboration agreement ("Co-Co Collaboration Agreement") or a license agreement structure. The initial target nomination and discovery period of five years has been automatically extended until the earlier of seven years from the effective date of the collaboration or the achievement of certain milestones (the "Research Term"). In addition, we have an option to extend the Research Term for an additional five-year period for a research extension fee of $300.0 million.
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
We have entered into various license agreements with Alnylam, with us as the licensee, including for cemdisiran as a monotherapy and for a combination consisting of cemdisiran and pozelimab.
During the second quarter of 2024, we elected to no longer co-develop ALN-APP pursuant to a Co-Co Collaboration Agreement; as a result, Alnylam retains the right to develop and commercialize such product and we will receive a royalty on sales (if any).
Intellia
We and Intellia Therapeutics, Inc. are parties to a license and collaboration agreement to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development. Nex-z, which is in clinical development, is subject to a co-development and co-commercialization arrangement pursuant to which Intellia will lead development and commercialization activities and the parties share an agreed-upon percentage of development expenses and profits (if commercialized). In addition, we also have non-exclusive rights to independently develop and commercialize ex vivo gene edited products.
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

In March 2024, Intellia elected to opt-out of further development activities pursuant to the Factor IX co-development and co-commercialization agreement; as a result, we retain the right to develop and commercialize products directed to Factor IX (which is currently in Phase 1 clinical development), and Intellia will be entitled to receive milestone payments and royalties on sales (if any).
Decibel
In 2017, we entered into an agreement with Decibel Therapeutics, Inc. to discover and develop new potential therapeutics to protect, repair and restore hearing (including DB-OTO, which is currently in clinical development, and preclinical programs for GJB2-related and stereocilin-related hearing loss).
In 2023, we acquired Decibel by paying $101.3 million in cash (or $4.00 per share of Decibel common stock). In addition, Decibel shareholders received one non-tradeable contingent value right ("CVR") per share of Decibel common stock, entitling them to receive up to an additional $3.50 per share in cash upon achievement of certain development milestones for DB-OTO within specified time periods. During 2024, the first and second (final) development milestones contemplated by the CVRs were achieved. As a result, we have paid an aggregate amount of $97.1 million, which was the maximum amount that holders of the CVRs were entitled to receive (including the payment in respect of the second development milestone made in 2025).
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
Manufacturing
We currently manufacture bulk drug materials and products at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland. These facilities consist of owned and leased manufacturing, office, laboratory, and warehouse space. In addition, we have constructed a fill/finish facility in Rensselaer, New York that is undergoing process validation as required by regulatory authorities.
We currently have approximately 100,000 liters of cell culture capacity at our Rensselaer facility and approximately 120,000 liters of cell culture capacity at our Limerick facility. Each of these facilities is approved by the FDA and certain other regulatory agencies to manufacture our bulk drug materials and products.
Certain bulk drug materials and products are also manufactured by our collaborators, and certain raw materials or products necessary for the manufacture and formulation of our products and product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on our collaborators or third parties to perform packaging, filling, finishing, labeling, distribution, laboratory testing, and other services related to the manufacture of our products and product candidates. See Part I, Item 1A. "Risk Factors - Risks Related to Manufacturing and Supply" for further information.
Among the conditions for marketing approval of a new drug or biologic product is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the good manufacturing practice ("GMP") regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and by other national, federal, state, and local agencies.
Commercial
Our medicines are marketed through our commercial group, which includes experienced professionals in the fields of marketing, sales, professional education, patient education, reimbursement and market access, trade and distribution, commercial operations, commercial analytics, and market research.

In the United States, we sell our marketed products primarily to wholesalers and specialty distributors that serve pharmacies, hospitals, government agencies, physicians, and other healthcare providers. We had sales to two customers (Besse Medical, a subsidiary of Cencora, Inc., and McKesson Corporation) that each accounted for more than 10% of total gross product revenue for the year ended December 31, 2024. On a combined basis, our product sales to these customers accounted for 74% of our total gross product revenue for the year ended December 31, 2024. We promote approved medicines to healthcare professionals via our team of field employees, as well as medical journals, medical exhibitions, distribution of literature and samples, and online channels. In addition, we advertise certain products directly to consumers and maintain websites with information about our medicines. The commercial group also evaluates opportunities for our targets and product candidates and prepares for market launches of new medicines.
We have established certain commercial capabilities outside the United States in connection with co-commercializing Dupixent in accordance with our Sanofi collaboration and with obtaining the rights, in 2022, to commercialize Libtayo outside the United States.
Competition
We face substantial competition from pharmaceutical and biotechnology companies. Our ability to compete depends, to a great extent, on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among products approved for sale is based on efficacy, safety, reliability, ease of administration, dosing frequency, availability, price, patent and other intellectual property position, and other factors.
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

Marketed Product	Competitor Product	Competitor	Indication	Territory(a)
EYLEA HD and EYLEA(b)	Pavblu® (aflibercept-ayyh) (biosimilar referencing EYLEA)	Amgen Inc.	wAMD, DME, macular edema following RVO (including CRVO and BRVO), and DR	United States
	Vabysmo™ (faricimab-svoa)	Genentech/Roche	wAMD, DME, and macular edema following RVO	United States, EU, Japan
	Avastin® (bevacizumab) (off-label and repackaged)	Genentech/Roche	wAMD, DME, and macular edema following RVO	United States, EU, Japan
	Lucentis® (ranibizumab injection)	Novartis AG and Genentech/Roche	wAMD, DME, macular edema following RVO (including CRVO and BRVO), DR, mCNV, and ROP	United States, EU, Japan
	Byooviz™ (ranibizumab-nuna) (biosimilar referencing Lucentis)	Samsung Bioepis Co., Ltd. and Biogen Inc.	wAMD, DME, macular edema following RVO (including CRVO and BRVO), DR, and mCNV	United States, EU
	Ximluci® (ranibizumab) (biosimilar referencing Lucentis)	Xbrane Biopharma AB and STADA Arzneimittel AG	wAMD, DME, macular edema following RVO (including CRVO and BRVO), DR, and CNV	EU

Marketed Product (continued)	Competitor Product	Competitor	Indication	Territory(a)
EYLEA HD and EYLEA (continued)	Cimerli™ (ranibizumab-eqrn) (biosimilar referencing Lucentis)	Formycon AG, Bioeq AG, Sandoz, and Teva Ltd.	wAMD, DME, macular edema following RVO (including CRVO and BRVO), DR, and mCNV	United States, EU
	Susvimo® (ranibizumab ocular implant)	Genentech/Roche	wAMD, DME	United States
	Beovu® (brolucizumab) Injection	Novartis AG	wAMD, DME	United States, EU, Japan
	Ozurdex® (dexamethasone intravitreal implant)	Allergan/AbbVie Inc.	DME, RVO	United States, EU
	Iluvien® (fluocinolone acetonide intravitreal implant)	Alimera Sciences, Inc.	DME	United States, EU
Dupixent	Ebglyss® (lebrikizumab)	Almirall S.A., Eli Lilly and Company	Moderate-to-severe atopic dermatitis	United States, EU, Japan
	Rinvoq® (upadacitinib)	AbbVie	Moderate-to-severe atopic dermatitis	United States, EU, Japan
	Nemluvio®/Mitchga® (nemolizumab)	Galderma; Maruho Co., Ltd./Chugai Pharmaceutical Co., Ltd.	Moderate-to-severe atopic dermatitis, pruritus associated with atopic dermatitis, prurigo nodularis	United States, Japan
	Adbry™/Adtralza® (tralokinumab)	LEO Pharma Inc.	Moderate-to-severe atopic dermatitis	United States, EU, Japan
	Cibinqo® (abrocitinib)	Pfizer	Moderate-to-severe atopic dermatitis	United States, EU, Japan
	Tezspire™ (tezepelumab-ekko)	AstraZeneca/Amgen	Asthma	United States, EU, Japan
	Fasenra® (benralizumab)	AstraZeneca	Asthma	United States, EU, Japan
	Nucala® (mepolizumab)	GlaxoSmithKline ("GSK")	Asthma, nasal polyps	United States, EU, Japan
	Xolair® (omalizumab)	Roche/Novartis	Asthma, nasal polyps, CSU	United States, EU, Japan
Libtayo	Keytruda® (pembrolizumab)	Merck & Co., Inc.	Various cancers	United States, EU, Japan
	Opdivo® (nivolumab)	Bristol-Myers Squibb	Various cancers	United States, EU, Japan
	Tecentriq® (atezolizumab)	Roche	Various cancers	United States, EU, Japan
	Imfinzi® (durvalumab)	AstraZeneca	Various cancers	United States, EU, Japan
	Bavencio® (avelumab)	Pfizer/Merck KGaA	Various cancers	United States, EU, Japan
	Jemperli® (dostarlimab)	GSK	Various cancers	United States, EU
	Unloxcyt™ (cosibelimab)	Checkpoint Therapeutics, Inc.	CSCC	United States

(a) This table focuses on products that have received marketing approval in one or more of the specified indications in the United States, EU, and/or Japan. Certain products listed in this table have also received marketing approval in countries outside the United States, EU, and Japan.

(b) In addition to the products listed in this table, certain other biosimilar products referencing EYLEA have received marketing approval in the United States, EU, and/or Japan but have not yet launched in such jurisdictions. The timing of any launch of these biosimilar products will depend on, among other factors, the outcome of the pending patent litigation proceedings described in Note 16 to our Consolidated Financial Statements and the expiration of the patents protecting EYLEA (including those set forth under "Patents, Trademarks, and Trade Secrets" below).

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
We also compete with academic institutions, governmental agencies, and other public or private research organizations, which conduct research, seek patent and other intellectual property protection, and establish collaborative arrangements for the development and marketing of products that would provide royalties or other consideration for use of their technology. These institutions have become more active in seeking patent and other intellectual property protection and licensing arrangements to collect royalties or other consideration for use of the technology they have developed. Products developed in this manner may compete directly with products we develop. We also compete with others in acquiring technology from these institutions, agencies, and organizations.
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
Our patent portfolio includes granted patents and pending patent applications covering our VelociSuite technologies, including our VelocImmune mouse platform which produces fully human antibodies. Our remaining issued patents covering these technologies will expire between 2025 and 2032. However, we continue to file patent applications directed to improvements to these technology platforms.
Our patent portfolio also includes issued patents and pending applications relating to commercialized products and our product candidates in clinical development. These patents cover, among other things, proteins, DNA and RNA molecules, manufacturing patents, method of use patents, and pharmaceutical compositions and formulations.

The following table describes our U.S. patents, European patents ("EP"), and Japanese patents ("JP") that are of particular relevance to key products marketed or otherwise commercialized by us and/or our collaborators. The noted expiration dates include any patent term adjustments, and certain of these patents may also be entitled to term extensions. We continue to pursue additional patents and patent term extensions in the United States and other jurisdictions covering various aspects of our products that may, if issued, extend exclusivity beyond the expiration of the patents listed in the table below. One or more patents with the same or earlier expiry date may fall under the same "general subject matter class" for certain products and may not be separately listed. We also own various patents with claims relating to methods of making, formulating, and/or using the active molecules contained within our key products, but that do not cover indications, methods of use or processes currently approved by regulatory agencies or used by us and/or our collaborators. Such patents are not listed in the following table.

Product	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
EYLEA HD	aflibercept (8 mg)	US	11,066,458	Formulation	June 14, 2027
		US	11,084,865	Formulation	June 14, 2027
		US	11,103,552	Formulation	May 15, 2039
		US	10,828,345	Methods of Treatment	January 11, 2032
		US	12,168,036	Methods of Treatment	May 15, 2039
		JP	7,235,770	Formulation	May 10, 2039
EYLEA(a)	aflibercept (2 mg)	US	8,092,803	Formulation	June 21, 2027
		US	11,066,458	Formulation	June 14, 2027
		US	11,084,865	Formulation	June 14, 2027
		US	11,732,024	Formulation	June 14, 2027
		US	10,828,345	Methods of Treatment	January 11, 2032
		US	11,559,564	Methods of Treatment	January 11, 2032
		US	11,707,506	Methods of Treatment	January 11, 2032
		US	11,730,794	Methods of Treatment	January 11, 2032
		EP	1183353	Composition of Matter (Supplementary Protection Certificate)	(May 23, 2025)(b)/(November 23, 2025)(c)
		EP	2364691	Formulation	June 14, 2027
		EP	2944306	Formulation	June 14, 2027(b)
		EP	2944306	Formulation (Supplementary Protection Certificate)	(May 25, 2028)(b)
		JP	5,216,002	Formulation	February 27, 2028 – October 1, 2029(d)
Dupixent	dupilumab	US	7,608,693	Composition of Matter	March 28, 2031(e)
		US	8,735,095	Composition of Matter	October 2, 2027
		US	8,945,559	Formulation	October 17, 2032
		US	9,238,692	Formulation	October 5, 2031
		US	10,435,473	Formulation	October 5, 2031
		US	11,059,896	Formulation	October 5, 2031
		US	11,926,670	Formulation	October 5, 2031
		US	8,075,887	Methods of Treatment	April 17, 2028
		US	8,337,839	Methods of Treatment	October 2, 2027
		US	9,290,574	Methods of Treatment	July 10, 2034
		US	9,574,004	Methods of Treatment	December 22, 2033
		US	10,066,017	Methods of Treatment	January 21, 2036
		US	11,421,036	Methods of Treatment	July 10, 2034
		US	10,137,193	Methods of Treatment	March 18, 2036
		US	10,485,844	Methods of Treatment	September 21, 2037
		US	10,059,771	Methods of Treatment	June 20, 2034
		US	11,214,621	Methods of Treatment	January 21, 2036

Product (continued)	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
Dupixent (continued)		US	11,167,004	Methods of Treatment	September 21, 2037
		US	11,034,768	Methods of Treatment	March 28, 2039
		US	11,292,847	Methods of Treatment	May 10, 2039
		US	11,845,800	Methods of Treatment	December 22, 2033
		US	12,090,201	Methods of Treatment	February 3, 2043
		EP	2356151	Composition of Matter	October 27, 2029(b)
		EP	2356151	Composition of Matter (Supplementary Protection Certificate)	(September 28, 2032)(b)/(March 28, 2033)(c)
		EP	3715372	Composition of Matter	October 27, 2029
		EP	3010539	Methods of Treatment	June 20, 2034
		EP	2888281	Methods of Treatment	August 20, 2033
		EP	3064511	Methods of Treatment	October 27, 2029
		EP	3107575	Methods of Treatment	February 20, 2035
		EP	3019191	Methods of Treatment	July 10, 2034
		EP	3703818	Methods of Treatment	October 29, 2038
		EP	4011915	Methods of Treatment	August 20, 2033
		EP	3515465	Methods of Treatment	September 21, 2037
		EP	3889181	Methods of Treatment	September 4, 2033
		EP	3973987	Methods of Treatment	February 20, 2035
		EP	2624865	Formulation	October 5, 2031
		EP	3354280	Formulation	October 5, 2031
		JP	5,291,802	Composition of Matter	October 27, 2029 – October 27, 2034(d)
		JP	5,844,772	Composition of Matter	October 27, 2029 – February 22, 2034
		JP	5,918,246	Formulation	October 5, 2031 – September 14, 2035(d)
		JP	6,231,605	Formulation	October 5, 2031 – March 3, 2034
		JP	6,306,588	Methods of Treatment	August 20, 2033 – August 29, 2034(d)
		JP	6,353,838	Methods of Treatment	September 4, 2033
		JP	6,673,840	Methods of Treatment	February 20, 2035
		JP	6,463,351	Methods of Treatment	June 20, 2034 – September 2, 2035(d)
		JP	6,640,977	Methods of Treatment	June 20, 2034 – September 6, 2034
		JP	6,861,630	Methods of Treatment	November 13, 2035
		JP	6,893,265	Methods of Treatment	February 20, 2035
		JP	7,164,530	Methods of Treatment	September 21, 2037
		JP	7,216,122	Methods of Treatment	November 13, 2035
		JP	7,216,157	Methods of Treatment	August 20, 2033
		JP	7,256,231	Methods of Treatment	September 4, 2033
		JP	7,315,545	Methods of Treatment	October 29, 2038
		JP	7,343,547	Methods of Treatment	February 20, 2035
Libtayo	cemiplimab	US	9,987,500	Composition of Matter	September 18, 2035
		US	10,737,113	Composition of Matter	April 10, 2035
		US	11,603,407	Formulation	March 21, 2038

Product (continued)	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
Libtayo (continued)		US	10,457,725	Methods of Treatment	May 12, 2037
		US	11,292,842	Methods of Treatment	July 18, 2038
		US	11,505,600	Methods of Treatment	July 2, 2038
		US	11,926,668	Methods of Treatment	February 20, 2038
		EP	3097119	Composition of Matter	January 23, 2035
		EP	3606504	Formulation	March 23, 2038
		EP	3455258	Methods of Treatment	May 12, 2037
		EP	3932951	Methods of Treatment	May 12, 2037
		JP	6,425,730	Composition of Matter	January 23, 2035 – March 15, 2039(d)
		JP	6,711,883	Composition of Matter	January 23, 2035 – August 13, 2037(d)
		JP	7,174,009	Composition of Matter	January 23, 2035 – March 9, 2035(d)
		JP	7,229,171	Formulation	March 23, 2038
		JP	7,240,512	Methods of Treatment	May 25, 2041

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
In addition to our patent portfolio, in the United States and certain other countries, our competitive position may be enhanced due to the availability of market exclusivity under relevant law (for additional information regarding market exclusivity, see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and regulatory pathways for biosimilar competition, have in the past reduced and could reduce in the future the duration of market exclusivity for our products"). The effect of expiration of a patent relating to a particular product also depends upon other factors, such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product, and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.
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
Clinical trials involve the administration of a drug to healthy human volunteers or to patients under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA's bioresearch monitoring regulations and Good Clinical Practice requirements ("GCPs"), which establish standards for recruiting for, conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible, representative, and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an Institutional Review Board ("IRB") for each clinical site within the United States or, where applicable, an Ethics Committee and/or the competent authority for clinical sites outside the United States. Companies sponsoring the clinical trials, investigators, and IRBs/Ethics Committees also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the United States. Data from a foreign study not conducted under an IND may be submitted in support of a BLA if the study was conducted in accordance with GCPs and the FDA is able to validate the data. The sponsor of a clinical trial or the sponsor's designated responsible party may be required to register certain information about the trial and disclose certain results on government or independent registry websites, such as clinicaltrials.gov.
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
The holder of an EU marketing authorization for a medicinal product must also comply with the EU's pharmacovigilance legislation. This includes requirements to conduct pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. Marketing authorization holders are required to maintain a Pharmacovigilance System Master File ("PSMF"), which supports and documents the compliance of the marketing authorization holder with the requirements of EU pharmacovigilance legislation. Marketing authorization holders are also required to have a Qualified Person for Pharmacovigilance ("QPPV"), who, among other things, maintains the PSMF. A QPPV must reside in the EEA and must also prepare pharmacovigilance reports, respond to potential requests from competent authorities concerning pharmacovigilance on a 24-hour basis, and provide competent authorities with any other information that may be relevant to the safety of the medicinal product in accordance with Good Pharmacovigilance Practices.
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
Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services ("CMS"), the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if the average manufacturer price increases more than inflation (measured by reference to the Consumer Price Index - Urban). Effective January 1, 2024, the rebate is no longer capped at 100% of the average manufacturer price and, as a result, the rebate liability of manufacturers could increase.
If we become aware that our Medicaid reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination of our Medicaid Drug Rebate program agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. For additional information regarding risks related to our price reporting and rebate payment obligations, see Part I, Item 1A. "Risk Factors - Other Regulatory and Litigation Risks - If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects."
Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other healthcare practitioners; are provided in connection with certain durable medical equipment; or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers, including us, are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information may be used by CMS to calculate Medicare payment rates. Manufacturers must pay refunds to Medicare for single-source drugs or biological products, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10% of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties. Further, the Inflation Reduction Act ("IRA") has established a Medicare Part B inflation rebate scheme under which, generally speaking, manufacturers owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

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
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service's 340B drug pricing program (the "340B program") in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration ("HRSA"), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. Covered entities include hospitals that serve a disproportionate share of financially needy patients, community health clinics, and other entities that receive certain types of grants under the Public Health Service Act. The federal Patient Protection and Affordable Care Act (the "PPACA") expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempts "orphan drugs" from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement.
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. If we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for HRSA to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under Medicaid or Medicare Part B. Moreover, HRSA has established an administrative dispute resolution ("ADR") process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. HRSA has also implemented a price reporting system under which we are required to report our 340B ceiling prices to HRSA on a quarterly basis, which then publishes those prices to 340B covered entities.
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
We are subject to privacy and data protection laws in the United States and abroad, including health privacy laws, data breach notification laws, consumer protection laws, data localization laws, biometric privacy laws, and genetic privacy laws.
In the United States, there are numerous federal and state laws and regulations governing data privacy of personal data and the collection, use, disclosure, and protection of health data, genetic data, consumer data, and children's data. At the federal level, most U.S. healthcare providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (collectively, "HIPAA"). While Regeneron is not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly receive protected health information in a manner that is not permitted under HIPAA. The Federal Trade Commission ("FTC") also sets expectations for taking appropriate steps to safeguard consumers' personal information and for providing a level of privacy or security commensurate to promises made to individuals. Failure to meet these FTC standards may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. Enforcement by the FTC under the FTC Act and Health Breach Notification Rule can result in civil penalties or enforcement actions. In addition, at the state level, many state consumer privacy laws recently went into effect and many other consumer privacy laws are expected to go into effect in the near future. These laws include certain transparency and other requirements to protect personal data and grant residents with certain rights regarding their personal data. These laws and regulations are constantly evolving and may impose limitations on our business activities.
Outside the United States, our activities subject us to additional data protection authority oversight and require us to comply with stringent local and regional data privacy laws. Such laws include the EU's General Data Protection Regulations ("GDPR"), which has a wide range of compliance obligations relating to the processing and protection of personal data. Violations of the GDPR carry significant financial penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to file complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Many other jurisdictions outside the United States have adopted and continue to adopt varying privacy and data protection legislation, the continued emergence of which has increased the costs and complexity of compliance.
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
Human Capital Resources
We compete in the highly competitive biotechnology and pharmaceuticals industries. Attracting, developing, and retaining skilled and experienced employees in research and development, manufacturing, sales and marketing, and other positions is crucial to our ability to compete effectively. Our ability to recruit and retain such employees depends on a number of factors, including our corporate culture and work environment, informed by our values and behaviors (which we call "The Regeneron Way") and our philosophy of "Doing Well by Doing Good"; talent development and career opportunities; and compensation and benefits.
Integrity is a core value at Regeneron. Both the Company and each of our employees have a responsibility to act ethically and with integrity at all times. Our Code of Business Conduct and Ethics brings together Regeneron's key policy principles and establishes the Company's expectations for all of our employees to act in accordance with applicable laws, rules, and regulations.
Employee Profile
As of December 31, 2024, we had 15,106 full-time employees, consisting of 11,914 employed in the United States, 2,168 employed in Ireland, and 1,024 employed in other countries (primarily in the United Kingdom, Japan, and Germany). Of these employees, 2,562 were within our research and preclinical development organization, 2,151 were within our global clinical development and regulatory affairs organization, and 6,846 were within our industrial operations and product supply organization. Company-wide, nearly 1,700 of our full-time employees hold a Ph.D. and/or M.D. We also supplement our workforce with independent contractors, contingent workers, and temporary workers, as needed. None of our employees are represented by a labor union, and our management considers its relations with our employees to be good.
Culture and Development
Our employees represent a broad range of backgrounds, just like the people who take our medicines, and bring a wide array of perspectives and experiences that have helped us achieve our leadership position in the biotechnology and pharmaceuticals industries and the global marketplace. Our strategy is rooted in the understanding that a better workplace drives better science and that better science drives a better world. We believe that by fostering an inclusive culture and bringing diverse voices and perspectives to the discourse, we improve our ability to fulfill our mission to repeatedly bring important medicines to patients with serious diseases. We empower employee-led cross-functional resource groups, functional/site-level councils, and other interest groups, who connect around a common passion to build a culture of inclusion and collaboration. In recent years, we have expanded our mentoring program and inclusive leadership workshops for senior leaders and new managers, focusing on our diverse talent base to increase leadership skills, connection, and visibility of underrepresented talent.
While we are proud of our workforce diversity representation shown in the table below, we seek to continuously improve in this area. In early 2021, we launched a global strategy to advance diversity, focused on creating a better workplace, better science, and better world; and implemented a new governance model that includes councils comprised of senior leaders who provide oversight and guidance on our diversity efforts and support the execution of our strategy. In order to better understand our employees' perspectives, we also measure inclusion and belonging as part of our annual employee engagement survey. Our board of directors and/or an appropriate committee thereof receives a detailed update on our efforts at least once a year and continues to monitor our progress.

2024 Workforce Diversity Representation*
Female Representation (Global)	50.0%
People of Color Representation (U.S. Only)**	31.6%

* Based on full-time employees as of December 31, 2024
** Represents the percentage of our full-time employees in the United States that self-identified as belonging to a racial or ethnic minority group. The denominator used in this calculation includes employees who did not disclose information related to their race or ethnicity. Excluding those that did not disclose such information, the percentage shown in this table would be 35.5%.

Externally, we support diversity efforts in our community, including by supporting young scientific talent in underrepresented communities. For example, as part of our $100 million, 10-year commitment to support the Regeneron Science Talent Search ("STS"), we allocate $3.1 million annually to fund the Society for Science’s science, technology, engineering, and math ("STEM") outreach and equity programs. We have also been the title sponsor of the Regeneron International Science and Engineering Fair ("ISEF") since 2019 and made an additional $34 million, 5-year commitment to this program in 2023. Also in 2023, the Together for CHANGETM ("Changing Healthcare for People of African Ancestry through InterNational Genomics & Equity") initiative was launched by a coalition of Meharry Medical College, the Regeneron Genetics Center, AstraZeneca, Novo Nordisk, and Roche to improve health outcomes for people of African ancestry and enhance their representation in STEM careers. Among our other efforts, we have developed a STEM pilot program with post-primary-school and high-school students in the New York State Capital Region and Limerick, Ireland that aspires to build long-term relationships with students from disadvantaged socio-economic groups, to encourage and support them in their studies, to inspire them to attend college, and, ultimately, to build a deeper more diverse talent pipeline. We also continue to take steps to further integrate diversity considerations into the design and selection of sites for our clinical studies to make sure they reflect the diversity of patients with the diseases under investigation.
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
Occupational health and safety is critical to our success. We are committed to meeting or exceeding all environmental, health, safety ("EHS") and security regulations and have a range of programs, policies, and procedures to ensure the safety of all people who come to work at Regeneron. In addition, our 2025 global responsibility goals include a commitment to focus on workplace injury prevention in our drive toward zero incidents.
Employee Growth and Development
We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our continued success. Our Talent department is dedicated to promoting individual, leader, team, and organizational development through a number of tools and services. We offer a variety of professional development courses for our employees and support employee continuing education, including through educational reimbursement and tuition forgiveness programs. In addition, we continue to invest in our current and future leaders through a number of leadership development courses and programs and feedback and coaching opportunities. In 2024, nearly 30% of job openings were filled by existing employees who were seeking career development opportunities.
Employee Engagement
We believe engaging our employees, from their first day and throughout their career, is key to fostering new ideas and driving commitment and productivity. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, company forums and town halls, annual engagement surveys, and pulse surveys.
We are also committed to fostering employee volunteerism to reach our 2025 global responsibility goal of driving employee volunteer levels above national standards. Employees are encouraged and empowered to support organizations and causes that are important to them including through, among other things, our matching gift program, volunteer-time-off policy, and our annual company-wide service event, Day for Doing Good. In 2024, over 7,800 employees volunteered approximately 45,400 hours, including approximately 49% of our employees who volunteered nearly 27,400 hours to approximately 220 nonprofits during our Day for Doing Good. Additionally, through our Matching Gift Program, we matched approximately $2.3 million in employee contributions in 2024, supporting over 2,300 charities. In 2024, we were named to the Civic 50 of most community-minded companies in the United States for the eighth consecutive year.
The success of our employee engagement efforts is demonstrated by our employee retention rate of 94% in 2024, as well as the fact that 88% of our employees who responded to our annual engagement survey said Regeneron is a great place to work. Additionally, we have placed in the top five for the past 14 years in Science magazine’s annual "Top Employers Survey" of the global biotechnology and pharmaceutical industry.
Compensation and Benefits
We are committed to rewarding and supporting our employees in order to continue to attract and retain top talent. We believe this commitment supports our core strategy of creating and advancing a high-quality product pipeline and delivering medicines to people in need. Employee engagement, commitment, and achievements are key drivers of pipeline success and therefore our long-term performance. The primary underpinning of our pay philosophy is to award stock-based pay to all eligible employees to ensure that when we deliver for patients and for shareholders, everyone shares in the upside growth. Our practice, therefore, has been to award initial stock-based grants to all new hires, in addition to our comprehensive annual stock-based compensation program. Total employee compensation packages (which vary by country and region) include market-competitive pay (with the opportunity to receive above-market rewards), broad-based grants of stock-based awards, comprehensive healthcare benefits, parental leave, child and elder care support, retirement savings options, and matching contributions in connection with employee savings plans.
Corporate Information
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
•Changes in laws, regulations, and policies affecting the healthcare industry could adversely affect our business.
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
We are substantially dependent on the success of EYLEA and, since its August 2023 FDA approval, EYLEA HD. EYLEA net product sales have historically represented a substantial portion of our revenues, and we expect that there will continue to be a concentration of our net sales from the net product sales of EYLEA HD and EYLEA. For the years ended December 31, 2024 and 2023, our aggregate EYLEA HD and EYLEA net product sales in the United States represented 42% and 45% of our total revenues, respectively. For the year ended December 31, 2024, EYLEA HD U.S. net product sales represented 20% of our aggregate EYLEA HD and EYLEA U.S. net product sales. If we are successful in commercializing EYLEA HD, we expect that our dependence on EYLEA HD will grow relative to our historical dependence on EYLEA. If we experience difficulty with the commercialization of EYLEA HD or EYLEA in the United States or if Bayer experiences any difficulty with the commercialization of EYLEA HD or EYLEA outside the United States, if EYLEA net product sales experience a sustained decline in or outside the United States without an offset from EYLEA HD net product sales, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed.
Commercialization of EYLEA and EYLEA HD in the United States and elsewhere is subject to significant competition (as described further below under "The commercial success of our products and product candidates is subject to significant competition"), which we expect to continue to increase in the future. For the year ended December 31, 2024, EYLEA U.S. net product sales declined by 17% compared to the same period in 2023. Following the expiration of the U.S. regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) in May 2024, several biosimilar versions of EYLEA have been approved by the FDA, and one such product has launched in the United States. EYLEA and/or EYLEA HD net product sales recorded by us are likely to be negatively impacted by biosimilar competition in the United States, which may have a material adverse impact on our results of operations. In addition, we expect that competition for EYLEA outside the United States will increase in the future when biosimilar versions of EYLEA (including those already approved but not yet launched) are brought to market in additional countries, which may negatively impact the amount of collaboration revenue we earn from Bayer. While we anticipate several important 2025 milestones relevant to further commercialization of EYLEA HD as shown in the table under Part I, Item 1. "Business - Programs in Clinical Development," there can be no assurance that any such milestones will be achieved or, if achieved, that they will enable us and Bayer to accelerate the ongoing launch and further commercialization of EYLEA HD. The degree to which EYLEA HD net product sales may offset further potential decrease in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
We also are substantially dependent on our share of profits from the commercialization of Dupixent under our Antibody Collaboration with Sanofi. For the years ended December 31, 2024 and 2023, Sanofi collaboration revenue (most of which is attributable to our share of profits from the commercialization of Dupixent) represented 32% and 29% of our total revenues, respectively. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition may be materially harmed.
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
•the outcome of the pending proceedings relating to EYLEA (described further in Note 16 to our Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
•the outcome of the pending government proceedings and investigations and other matters described in Note 16 to our Consolidated Financial Statements included in this report (including the civil proceedings initiated or joined by the U.S. Department of Justice and the U.S. Attorney's Office for the District of Massachusetts); and
•the results of post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and studies of other products that could implicate an entire class of products or are perceived to do so.
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
In many countries outside the United States, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our marketed products in those countries. In some of these countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country, and may take into account the clinical effectiveness, cost, and service impact of existing, new, and emerging drugs and treatments. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In addition, in many countries outside the United States, we or our collaborators must participate in a tender process for public procurement of our products, and any failure to obtain acceptable pricing in the tender process could adversely affect our business. Our results of operations may suffer if we or our collaborators are unable to market our products in countries outside the United States or if coverage and reimbursement for our marketed products in such countries is limited or delayed. As discussed below under "If we are unable to establish sufficient commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected," we will need to manage these and other commercialization-related risks in order for us to successfully maintain and/or further develop sufficient commercial capabilities outside the United States (including those necessary for our successful commercialization and co-commercialization of Libtayo and Dupixent, respectively).

Changes to product reimbursement and coverage policies and practices may materially harm our business, prospects, operating results, and financial condition.
Government and other third-party payors (including PBMs) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria, such as step therapy (i.e., requiring the use of less costly medications before more costly medications are approved for coverage). Private payor healthcare and insurance providers, health maintenance organizations, and PBMs are increasingly requiring significant discounts and rebates from manufacturers as a condition to including products on formulary with favorable coverage and copayment/coinsurance. In addition, many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients, including more limited benefit plan designs, higher patient co-pay or co-insurance obligations, and limitations on patients' use of commercial manufacturer co-pay payment assistance programs (including through co-pay accumulator adjustment or maximization programs). Some states have also enacted or are considering legislation to control the prices and reimbursement of prescription drugs, including by establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs, setting upper payment limits, and/or implementing marketing cost disclosure and transparency measures. Additionally, state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional healthcare reform measures in the future that will impose additional constraints on prices and reimbursements for our marketed products.
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
Marketed Products
We face substantial competition from pharmaceutical and biotechnology companies. Many of our competitors have substantially greater research, preclinical and clinical product development, and manufacturing capabilities, as well as financial, marketing, and human resources, than we do. Our competitors, regardless of their size, may also enhance their competitive position if they acquire or discover patentable inventions, form collaborative arrangements, or merge with other pharmaceutical or biotechnology companies. There is significant actual and potential future competition for each of our marketed products.

EYLEA and EYLEA HD. EYLEA and EYLEA HD face significant competition in the marketplace. For example, each of EYLEA and EYLEA HD competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); and biosimilar versions of Lucentis commercialized in the United States by Biogen Inc. and Sandoz Group AG. In addition, biosimilar versions of EYLEA have been approved both in and outside the United States. These include Amgen's Pavblu™ (aflibercept-ayyh), which recently launched in the United States. We expect that biosimilar competition for EYLEA will increase in the future when additional biosimilar versions of EYLEA are launched in the United States and other countries, the timing of which will depend on, among other factors, the outcome of the pending patent litigation proceedings described in Note 16 to our Consolidated Financial Statements and the expiration of the patents protecting EYLEA (including those set forth under Part I - Item 1. "Business - Patents, Trademarks, and Trade Secrets"). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's and EYLEA HD's respective indications, and we are aware of another company developing an ophthalmic formulation of such product that has been approved in the EU. In DME (and, in the case of EYLEA, also RVO), EYLEA and EYLEA HD also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's and EYLEA HD's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several other companies developing biosimilar versions of EYLEA, EYLEA HD, and/or other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
EYLEA HD was approved by the FDA in August 2023 for the treatment of wAMD, DME, and DR and entered the highly competitive environment described above. Our success in commercializing EYLEA HD will depend on a number of factors, including the degree of success and relative timing of our commercial launch and uptake efforts as compared to those of relevant competition, the extent to which we and our collaborators are able to differentiate EYLEA HD from competitive products (such as on the basis of dosing frequency, the method of administration, or the breadth of indications in which the product is approved), the safety and efficacy of EYLEA HD seen in a broader patient group (i.e., real-world use), the extent of payor coverage and reimbursement, and the applicability of any restrictions imposed by payors, such as step therapy.
Dupixent. The market for Dupixent's current and potential future indications is also increasingly competitive. In atopic dermatitis, there are systemic JAK inhibitors and antibodies against IL-13 and IL-4Ra approved or in development for atopic dermatitis. There is also an antibody against IL-31R approved for atopic dermatitis and prurigo nodularis. In addition, a number of companies are developing antibodies against other targets, including OX40(L), that may compete with Dupixent in atopic dermatitis and other indications (including asthma and/or prurigo nodularis). In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or thymic stromal lymphopoietin ("TSLP"); and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP, EoE, and COPD. There are several other potentially competitive products in development that may compete with Dupixent in asthma, COPD, and potential future indications, including antibodies against the IL-33 ligand or receptor. Dupixent also faces competition from inhaled products in asthma, COPD, and potential future indications.
Libtayo. Libtayo also faces significant competition. There are several competitors that are marketing and/or developing antibodies against PD-1 and/or PDL-1 (some of which were approved in the relevant indications and commercialized before Libtayo), including Merck's Keytruda® (pembrolizumab), Bristol-Myers Squibb's Opdivo® (nivolumab), Roche's Tecentriq® (atezolizumab), AstraZeneca's Imfinzi® (durvalumab), and Checkpoint Therapeutics' UnloxcytTM (cosibelimab). While Libtayo is currently approved for intravenous administration only, certain of these products are also approved or in development for subcutaneous use.
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
Product Candidates
Our VelocImmune® technology, other antibody generation technologies, and late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies, including antibody generation technologies and other approaches such as RNAi, chimeric antigen receptor T cell (CAR-T cell), and gene therapy technologies. For example, we are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based products against targets that are also the targets of our early- and late-stage product candidates. We are also aware of other companies developing or marketing small molecules or other treatments that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects. In addition, the first product to reach the market in a therapeutic area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our collaborators, can develop our product candidates, complete the clinical trials and approval processes, and, if such product candidates are approved for marketing and sale, supply commercial quantities to the market is expected to continue to be an important competitive factor. Due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for a product against any particular target, which may have a material adverse effect on our business or future prospects. While we evaluate market opportunities for our product candidates, there can be no assurance that our estimates will accurately reflect the market opportunity at the time of launch or that our product candidates will meet internal or external expectations and be successful commercially due to existing or potential future competition or otherwise.
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
In addition, under the terms of our Antibody Collaboration, we and Sanofi co-commercialize Dupixent in the United States and, as further discussed below, certain jurisdictions outside the United States. As a result, we rely in part on Sanofi's sales and marketing organization for Dupixent. If we and Sanofi fail to coordinate our sales and marketing efforts effectively, sales of Dupixent may be materially adversely affected. Sanofi also maintains other important responsibilities relating to Dupixent. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent in many countries outside the United States. While we exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we will continue to rely in considerable part on Sanofi's sales and marketing organization in such jurisdictions. As described in Note 16 to our Consolidated Financial Statements, we have sued Sanofi and certain of its affiliated entities (the "Antibody Collaboration Litigation") alleging that the defendants breached certain provisions of the agreement governing the Antibody Collaboration (the "Collaboration Agreement"). These provisions concern Sanofi's obligation to provide Regeneron with full access to material information relating to the commercialization of Dupixent or other products commercialized pursuant to the Collaboration Agreement and Regeneron's audit rights under the Collaboration Agreement. It is not possible to determine what impact (if any) the Antibody Collaboration Litigation may have on the Antibody Collaboration and our business relationship with Sanofi, or whether we will be successful in the Antibody Collaboration Litigation.
If we and our collaborators are unsuccessful in continuing to commercialize the marketed products subject to such collaborations, or if Bayer or Sanofi terminate their respective collaborations with us, our business, prospects, operating results, and financial condition would be materially impaired. While we have some commercial presence outside the United States, our commercial capabilities outside the United States are still limited and would need to be further developed or outsourced. Therefore, termination of the Bayer collaboration agreement or our Antibody Collaboration with Sanofi would create substantial new and additional risks to the successful commercialization of the applicable products, particularly outside the United States. For additional information regarding our collaborations with Bayer and Sanofi, see "Risks Related to Our Reliance on or Transactions with Third Parties - If our collaboration with Bayer for EYLEA HD and EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA HD and EYLEA outside the United States would be materially harmed" below and "Risks Related to Our Reliance on or Transactions with Third Parties - If our Antibody Collaboration with Sanofi is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to develop, manufacture, and commercialize certain of our products and product candidates in the time expected, or at all, may be materially harmed" below.

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
Our marketed products and product candidates are typically delivered either by intravenous infusion or by intravitreal or subcutaneous injections. These methods of administration are generally disfavored by patients when compared to tablet or capsule delivery, which could adversely affect the commercial success of such marketed products or, if they receive marketing approval, product candidates.
We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of or significant reduction in sales to these customers would adversely affect our results of operations.
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the years ended December 31, 2024 and 2023, our product sales to two distributor customers accounted on a combined basis for 74% and 76% of our total gross product revenue, respectively. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and PBMs, or further consolidation among the healthcare providers served or operated by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
If we are unable to establish sufficient commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
While we have made progress with establishing commercial capabilities in certain jurisdictions outside the United States in connection with our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide pursuant to the 2022 Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA") and the exercise of our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, our commercial capabilities and experience with commercializing products outside the United States (as well as obtaining and/or maintaining regulatory approvals and securing pricing and reimbursement for our products outside the United States) are still somewhat limited. There may be other circumstances in which we need to establish further commercial capabilities outside the United States, including because we decide to commercialize a particular product independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.
In order to commercialize or co-commercialize any products outside the United States beyond what we have done so far, we must build or enhance our sales, marketing, distribution, regulatory, managerial, and other capabilities in the relevant markets or make arrangements with third parties to perform these services, any of which will likely be expensive and time consuming and could delay product launch or the co-commercialization of a product in one or more markets outside the United States. We cannot be certain that we will be able to successfully develop requisite commercial capabilities outside the United States within an acceptable time frame, without incurring substantial expenses, or at all. These and other difficulties relating to commercializing our products outside the United States may harm our business, prospects, operating results, and financial condition.
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
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug we intend to sell. We must obtain and maintain similar regulatory approvals from comparable foreign regulatory authorities in order to sell drugs outside the United States. Obtaining FDA or comparable foreign regulatory authority approval for a new drug or indication is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. Additionally, in the United States, the FDA may determine that a REMS is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies or additional analyses of data from existing studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies or analyses that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies or analyses, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval. For example, in October 2023, the FDA issued a CRL for the sBLA for Dupixent in CSU stating that additional efficacy data are required to support an approval. While we reported results from a confirmatory Phase 3 clinical trial of Dupixent in CSU (in biologic-naïve patients) in September 2024, there can be no assurance that such data will ultimately result in FDA or other regulatory approval. As another example of this type of risk, the FDA's request for additional analyses regarding sub-populations from the BOREAS and NOTUS pivotal studies delayed by three months the FDA's September 2024 approval of our sBLA for Dupixent as an add-on maintenance treatment of adults with inadequately controlled COPD and an eosinophilic phenotype.
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
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. While the FDA has performance goals that provide for action on BLA submissions by certain deadlines, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. The FDA's review of our regulatory submissions has in the past been delayed, and may be delayed in the future, due to the FDA's request for additional information or for other reasons, including those beyond our control.
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
Before approving a new drug or biologic product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, the manner in which such principles are implemented may not be specifically delineated, which can be challenging as the FDA and comparable foreign regulatory authorities increasingly scrutinize compliance with these requirements and regulations. As a result, manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For example, in August 2024, the FDA issued a CRL concerning the Company's BLA for linvoseltamab in relapsed/refractory multiple myeloma due to findings from a pre-approval inspection at a third-party fill/finish provider for another company's product candidate. While the linvoseltamab BLA has recently been resubmitted to the FDA, this has resulted in a delay of any potential FDA approval of this product candidate. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in countries outside the United States. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in countries outside the United States. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited; for example, this is now the case for Libtayo in many jurisdictions outside the United States (including Europe and Japan) due to the transition under the A&R IO LCA discussed above. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities may ask for additional data in order to begin a clinical study, including Phase 3 clinical trials required to submit a MAA in the EU. In addition, such authorities often have the authority to require post-approval studies, such as a PASS and/or PAES, which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in countries outside the United States before we can market that product or any other product in those countries.
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
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy; the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates); difficulty in enrolling and maintaining subjects in a clinical trial; clinical trial design that may not make it possible to enroll or retain a sufficient number of patients to achieve a statistically significant result or the desired level of statistical significance for the endpoint in question; lack of sufficient supplies of the product candidate or comparator drug; and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to GLPs or GCPs. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
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
During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Various illnesses, injuries, and discomforts have been reported from time-to-time during clinical trials of our product candidates and new indications for our marketed products. It is possible that as we test our drug candidates or new indications in larger, longer, and more extensive or complex clinical programs (including those evaluating combination therapies), or as use of these drugs becomes more widespread if they receive regulatory approval, illnesses, injuries, and discomforts that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients after approval. If additional clinical experience indicates that any of our product candidates or new indications for our marketed products has many side effects or causes serious or life-threatening side effects, the development of the product candidate may be delayed or fail, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results, and financial condition.
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
Dupixent and Libtayo are being studied in additional indications, as shown in the table under Part I, Item 1. "Business - Programs in Clinical Development." There is no guarantee that the safety data from these trials will be consistent with the known Dupixent and Libtayo safety profiles (as applicable) or that regulatory approval of Dupixent or Libtayo (as applicable) in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include hypersensitivity reactions, eye problems (including conjunctivitis and keratitis), injection-site reactions, eye and eyelid inflammation, cold sores, oropharyngeal pain, eosinophilia, insomnia, toothache, gastritis, joint pain (arthralgia), parasitic (helminth) infections, and facial rash or redness; and the side effects previously reported for Libtayo include certain immune-mediated adverse reactions that may occur in any organ system or tissue, including pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions, as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea. These and other complications or side effects could harm further development and/or commercialization of Dupixent and Libtayo (as applicable).
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe. In addition, the 8mg pre-filled syringe for EYLEA HD is approved in the EU and is currently under regulatory review in the United States. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. In addition, some of these drug-delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply and manufacture the devices; to conduct the studies and prepare related documentation required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. In addition, other parties may allege that our drug-delivery devices infringe patents or other intellectual property rights. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product or product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply and manufacture these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. Our ability to protect our trade secrets may be impaired by a number of risks and uncertainties, including those discussed under "Other Regulatory and Litigation Risks - Increasing use of social media and artificial intelligence-based platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage" and "Other Risks Related to Our Business - Significant disruptions of information technology systems or breaches of data security could adversely affect our business" below. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. For example, certain of our U.S. patents (including those pertaining to our key products, such as EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination, as further described in Note 16 to our Consolidated Financial Statements included in this report. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Such opposition proceedings are increasingly common in Europe and are costly to defend. For example, certain of our European patents, including those pertaining to EYLEA (as further described in Note 16 to our Consolidated Financial Statements included in this report) and Dupixent, are subject to opposition proceedings before the EPO and/or patent offices of various European countries. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. Biosimilar versions of EYLEA have been recently approved in the United States, EU, and other jurisdictions, with additional biosimilar versions of EYLEA and/or EYLEA HD in development, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. As an EYLEA biosimilar has been launched in the United States following the expiration of the U.S. regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product could be approved by the FDA) in May 2024, EYLEA no longer has U.S. market exclusivity. In addition, as EYLEA HD does not benefit from regulatory exclusivity in the United States, market exclusivity for EYLEA HD in the United States is based solely on our patent rights pertaining to this product (which are subject to the risks and uncertainties discussed above under "If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed."). Any future loss of market exclusivity for a product would likely negatively affect revenues from product sales of that product and thus our financial results and condition and could have a material negative impact on our business.
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
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we have constructed a fill/finish facility in Rensselaer, New York that is currently undergoing process validation as required by regulatory authorities (refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for information about capital expenditures relating to this and other projects). In addition, we may need to develop or acquire additional manufacturing capabilities to the extent we or our collaborators pursue the development of drugs generated by means other than our existing "Trap" or VelociSuite® technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities and any future fill/finish activities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products in a cost-effective manner or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and it could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
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
Certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of the armed conflict between Russia and Ukraine or public health outbreaks, epidemics, or pandemics or other geopolitical developments). Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates or advance our or our collaborators' preclinical research or clinical development programs, which could materially and adversely affect our business and future prospects.

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
We and our collaborators and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Recently, the FDA issued CRLs to multiple companies (including us, as further discussed below) citing unresolved inspection findings at third-party manufacturers, which prevented the timely approval of such companies' marketing applications. Our inability, or the inability of our collaborators and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, identify and onboard new service providers, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. For example, in August 2024, the FDA issued a CRL concerning the Company's BLA for linvoseltamab in relapsed/refractory multiple myeloma due to findings from a pre-approval inspection at a third-party fill/finish provider for another company's product candidate. While the linvoseltamab BLA has recently been resubmitted to the FDA, this has resulted in a delay of any potential FDA approval of this product candidate. Refer to Part I, Item 1. "Business - Programs in Clinical Development - Additional Information - Clinical Development Programs" for more information. Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
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
Sanctions under these federal and state laws may include civil monetary penalties, administrative fines and penalties, damages, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment for individuals and the curtailment or restructuring of operations. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws. As described further in Note 16 to our Consolidated Financial Statements included in this report, we are party to civil proceedings initiated or joined by the U.S. Department of Justice and the U.S. Attorney's Office for the District of Massachusetts concerning certain business activities. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion in any such proceedings or investigations could harm our business, prospects, operating results, and financial condition.
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

We continue to dedicate significant resources to comply with these requirements. In addition, a number of states have legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities; restrict when pharmaceutical companies may provide meals or gifts to prescribers or engage in other marketing-related activities; require identification or licensing of sales representatives; and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition. Additionally, access to such data by fraud-and-abuse investigators and industry critics may draw scrutiny to our collaborations with reported entities.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B program (which is administered by HRSA), the VA FSS pricing program, the Tricare Retail Pharmacy Program, and other federal and state government pricing programs. Such programs often require us to provide discounts and/or pay rebates to certain government payors and/or private purchasers. See Part I, Item 1, "Business - Government Regulation - Pricing and Reimbursement" for additional information on these programs.
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
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively impact our operating results. In September 2024, CMS modified the regulations governing the Medicaid Drug Rebate Program, which could further increase our costs and the complexity of compliance, impact rebate liabilities, and be time-consuming to implement. Other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program may have a similar impact.
In addition, the final regulation issued by HRSA regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities has affected our obligations and potential liability under the 340B program. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our operating results. Moreover, HRSA established an ADR process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. Further, any future changes to the definition of average manufacturer price and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
We have obligations to report the average sales price for certain of our drugs to the Medicare program. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.
Pursuant to applicable law, knowing provision of false information in connection with price reporting or contract‑based requirements under the VA FSS and/or Tricare programs can subject a manufacturer to civil monetary penalties. These program and contract-based obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our arrangements with FSS or Tricare, we are required to refund the difference to the government. Failure to make necessary disclosures or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and/or response to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
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
In particular, our business activities outside the United States (which have recently expanded and continue to expand due to, in part, our efforts to establish further commercialization and co-commercialization capabilities in certain jurisdictions outside the United States) are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. In recent years, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to expand internationally, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
Our operations are subject to environmental, health, and safety laws and regulations, including those governing the use of hazardous materials. Compliance with these laws and regulations is costly, and we may incur substantial liability arising from our activities involving the use of hazardous materials.
As a fully integrated biotechnology company with significant research and development and manufacturing operations, we are subject to extensive environmental, health, and safety laws and regulations, including those governing the use of hazardous materials. Our research and development and manufacturing activities involve the controlled use of chemicals, infectious agents (such as viruses, bacteria, and fungi), radioactive compounds, and other hazardous materials. The cost of compliance with environmental, health, and safety regulations is substantial. If an accident involving these materials or an environmental discharge were to occur, we could be held liable for any resulting damages, or face regulatory actions (including the imposition of monetary penalties), which could exceed our resources or insurance coverage. In addition, if we fail to obtain or maintain required permits and registrations, we may be subject to administrative fines and penalties or other regulatory actions, which could adversely affect our business.
Changes in laws, regulations, and policies affecting the healthcare industry could adversely affect our business.
All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, intellectual property rights, and the framework for dispute resolution and asserting our rights against others, are subject to extensive legislation and regulation. Changes in applicable U.S. federal, state, and foreign laws and agency regulations and policies could have a materially negative impact on our business.
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
We have operations and conduct business in many countries outside the United States and have been significantly expanding the scope of these activities in existing and/or additional countries, including EU countries and Japan. For example, as discussed above, we now have commercial presence in certain jurisdictions outside the United States in connection with our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide pursuant to the A&R IO LCA; and we perform co-commercialization activities under the Antibody Collaboration related to Dupixent in certain jurisdictions outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in countries outside the United States, particularly those in which we have not previously established operations, and many of these risks will increase as we expand our activities in such jurisdictions. These risks include:
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
•tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), trade protection measures, import or export licensing requirements, trade embargoes, sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), and protectionist or retaliatory measures taken by the United States or other countries;
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
Our ability to conduct our business is significantly dependent on the data that we collect, process, and share in discovering, developing, and commercializing drug products. These data are often considered personal data and are therefore regulated by privacy and data protection laws in and outside the United States, including health privacy laws, data breach notification laws, consumer protection laws, data localization laws, biometric privacy laws, and genetic privacy laws. Such laws may apply to our operations and/or those of our collaborators and business partners and may impose restrictions on our collection, use, and dissemination of individuals' health and other personal data, including data that we may receive throughout the clinical trial process, in the course of our research collaborations, from individuals who enroll in our patient assistance programs, from healthcare professionals that interact with us, or from our own employees. Laws and regulations in this area are constantly evolving and are often not interpreted consistently by regulatory authorities, institutional review boards/ethics committees, or clinical trial sites.
In the United States, there are numerous federal and state laws and regulations governing data privacy of personal data and the collection, use, disclosure, and protection of health data, genetic data, consumer data, and children's data. At the federal level, most U.S. healthcare providers, including research institutions from which we or our collaborators obtain clinical trial data, are subject to privacy and security regulations promulgated under HIPAA. While Regeneron is not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly receive protected health information in a manner that is not permitted under HIPAA. The FTC also sets expectations for taking appropriate steps to safeguard consumers' personal information and for providing a level of privacy or security commensurate to promises made to individuals. Failure to meet these FTC standards may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. Enforcement by the FTC under the FTC Act and Health Breach Notification Rule can result in civil penalties or enforcement actions. In addition, at the state level, many state consumer privacy laws recently went into effect and many other consumer privacy laws are expected to go into effect in the near future. These laws include certain transparency and other requirements to protect personal data and grant residents with certain rights regarding their personal data. These laws and regulations are constantly evolving and may impose limitations on our business activities.
Outside the United States, we have operations and conduct business in several countries and have been significantly expanding the scope of these activities in those and/or additional countries, as discussed above under "Risks associated with our operations outside the United States could adversely affect our business." We also conduct clinical trials in these and many other countries around the world. These activities subject us to additional data protection authority oversight and require us to comply with stringent local and regional data privacy laws. Such laws include the GDPR, which has a wide range of compliance obligations relating to the processing and protection of personal data. Violations of the GDPR carry significant financial penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to file complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Many other jurisdictions outside the United States have adopted and continue to adopt varying privacy and data protection legislation, the continued emergence of which has increased the costs and complexity of compliance.
If we or any of our collaborators fail to comply with applicable federal, state, local, or foreign regulatory requirements, we could be subject to a range of regulatory actions that could result in fines or other penalties or otherwise affect our or any such collaborators' ability to commercialize our products. Any threatened or actual government enforcement action could also generate adverse publicity and could result in additional regulatory oversight.

Increasing use of social media and artificial intelligence-based platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage.
We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal data of our employees, clinical trial participants, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill. Additionally, artificial intelligence ("AI")-based solutions, including generative AI, are increasingly being used in the biopharmaceutical industry (including by us). The use of AI solutions by our employees or third parties on which we rely may continue to increase and may lead to the impermissible use or public disclosure of confidential information (including personal data and proprietary information) in contravention of our internal policies, data protection laws, other applicable laws, or contractual requirements. In the United States and in many jurisdictions outside the United States, new regulations have recently passed or have been proposed to ensure the ethical use, privacy, and security of AI solutions and the data processed thereby. The misuse of AI solutions may give rise to liability, lead to the loss of trade secrets or other intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators, or other third parties. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our Common Stock.
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
If Sanofi terminates the Antibody Collaboration or fails to comply with its obligations thereunder, our business, prospects, operating results, and financial condition may be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our development efforts or cut back on such activities. If Sanofi does not perform its obligations with respect to the products and product candidates it is co-developing and/or co-commercializing with us, our ability to develop, manufacture, and commercialize these products and product candidates may be adversely affected. As described in Note 16 to our Consolidated Financial Statements, we have commenced the Antibody Collaboration Ligation against Sanofi and certain of its affiliated entities. It is not possible to determine what impact (if any) the Antibody Collaboration Litigation may have on the Antibody Collaboration and our business relationship with Sanofi, or whether we will be successful in the Antibody Collaboration Litigation. While we have some commercial presence outside the United States, our commercial capabilities outside the United States are still limited and would need to be further developed or outsourced for products commercialized under our Antibody Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish sufficient commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration may create substantial new and additional risks to the successful development and commercialization of the products and product candidates subject to such collaborations, particularly outside the United States.
If our collaboration with Bayer for EYLEA HD and EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA HD and EYLEA outside the United States would be materially harmed.
We rely heavily on Bayer with respect to the commercialization of EYLEA HD and EYLEA outside the United States. Bayer is responsible for obtaining and maintaining regulatory approval outside the United States, as well as providing all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA HD and EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to commercialize EYLEA HD and EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek another collaboration that might not be available on favorable terms or at all, and could cause significant issues for the commercialization of EYLEA HD and EYLEA outside the United States and result in substantial additional costs and/or lower revenues to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish sufficient commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA HD and EYLEA.
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
We are highly dependent on certain of our executive officers and other key members of our senior management team. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of Leonard S. Schleifer, M.D., Ph.D., our Board co-Chair, President and Chief Executive Officer, and George D. Yancopoulos, M.D., Ph.D., our Board co-Chair, President and Chief Scientific Officer. We are also highly dependent on the expertise and services of other senior management members leading our research, development, manufacturing, and commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the research, development, manufacturing, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.
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
The COVID-19 pandemic previously adversely affected, and actual or threatened public health outbreaks, epidemics, or pandemics may in the future adversely affect, among other things, the economic and financial markets and labor resources of the countries in which we operate; our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, and business partners and customers; and the demand for our marketed products.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of December 31, 2024, we had an aggregate of $2.704 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of December 31, 2024, we had $2.488 billion in cash and cash equivalents and $15.424 billion in marketable securities (including $1.095 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.

Risks Related to Our Common Stock
Our stock price is extremely volatile.
There has been significant volatility in our stock price and generally in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:
•net product sales of our marketed products (as recorded by us or our collaborators), in particular EYLEA HD, EYLEA, Dupixent, and Libtayo, our ability and our collaborators' ability to maintain sales of our marketed products in the face of competitive products and to differentiate our marketed products from competitive products, and our overall operating results;
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
•general market conditions, including as a result of changes in trade, economic, and other policies of the United States or other countries;
•impact of public health outbreaks, epidemics, or pandemics (such as the COVID-19 pandemic) on our business;
•our ability to repurchase our Common Stock under any share repurchase program on favorable terms or at all and our ability to continue to declare cash dividends on our Common Stock and Class A Stock;
•trading activity that results from the rebalancing of stock indices in which our Common Stock is included, or the inclusion or exclusion of our Common Stock from such indices;
•other factors identified in these "Risk Factors"; and
•the perception by the investment community or our shareholders of any of the foregoing factors.
The trading price of our Common Stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our Common Stock in the market. As discussed in greater detail under "Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings" below, a large percentage of our Common Stock is owned by a small number of our principal shareholders. As a result, the public float of our Common Stock (i.e., the portion of our Common Stock held by public investors, as opposed to the Common Stock held by our directors, officers, and principal shareholders) may be lower than the public float of other large public companies with broader public ownership. Therefore, the trading price of our Common Stock may fluctuate significantly more than the stock market as a whole. These factors may exacerbate the volatility in the trading price of our Common Stock and may negatively impact your ability to liquidate your investment in Regeneron at the time you wish at a price you consider satisfactory. Broad market fluctuations may also adversely affect the market price of our Common Stock. Securities class action litigation is often initiated against companies following periods of volatility in their stock price. For example, a putative class action civil complaint was recently filed against the Company and certain current and former executive officers of the Company asserting violations of federal securities laws, as further described in Note 16 to our Consolidated Financial Statements. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation, which may harm our business, prospects, operating results, and financial condition.
Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2024, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2024. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will continue to repurchase shares of our Common Stock or continue to declare cash dividends.
In April 2024, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $1.917 billion remained available as of December 31, 2024); and, in February 2025, authorized an additional $3.0 billion for share repurchases. In February 2025, our board of directors also initiated a quarterly cash dividend program and declared a first quarter 2025 cash dividend on our Common Stock and Class A Stock. Any future share repurchases, share repurchase program authorizations, or dividend declarations will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. Our share repurchases and dividend payments may change from time to time, and we can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, in particular amounts, or at all, or that we will maintain or increase our quarterly cash dividend payments or declare future cash dividends. A reduction in our share repurchases or reduction in, or elimination of, our quarterly cash dividend payments could have an adverse effect on our stock price.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2024, holders of Class A Stock held 14.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of December 31, 2024:
•our current executive officers and directors beneficially owned 5.4% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of December 31, 2024, and 17.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of December 31, 2024; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 39.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2024. In addition, these five shareholders plus our Chief Executive Officer held approximately 46.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2024.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our Technology Risk Management Committee, which is comprised of representatives from our business operations and support functions (e.g., legal, finance, internal audit, commercial, privacy), assesses cybersecurity risks based on probability and potential impact to key business systems and processes. Cybersecurity risks that are considered high are incorporated into our overall risk management program. A mitigation plan is developed for each identified high risk, with progress on risk mitigation reported to the Technology Risk Management Committee and tracked as part of our overall risk management program, which is overseen by the Audit Committee of our board of directors.
We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have also developed a process to conduct due diligence on third parties with which we work to oversee and identify material risks from cybersecurity threats associated with our use of those third parties' services, including those that perform cybersecurity services.
To date, the Company is not aware of risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to the risk factor captioned "Significant disruptions of information technology systems or breaches of data security could adversely affect our business" in Part I, Item 1A. "Risk Factors" for additional information regarding cybersecurity risks and potential related impacts on our Company.
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
We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. The Company's Chief Information Security Officer ("CISO"), in coordination with the Chief Information Officer and the Technology Risk Management Committee, is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. The current CISO has over 35 years of experience in technology and information security, including operating in the role of the CISO for several large companies in the pharmaceutical and healthcare industries, and possesses the requisite education, skills, experience, and industry certifications expected of an individual assigned to these duties. The CISO provides periodic updates on our cybersecurity risk profile to management's Technology Risk Management Committee and the Audit Committee of our board of directors.
Item 2. Properties
We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. A summary of our significant owned and leased properties is provided below.

Location	Approximate Square Feet	Use	Leased/Owned
Tarrytown, New York	1,500,000	Corporate headquarters, laboratory, and office space	Leased(a)
Rensselaer, New York	1,600,000	Manufacturing, warehouse, laboratory, fill/finish(b), and office space	Owned
Limerick, Ireland	850,000	Manufacturing, warehouse, laboratory, and office space	Owned
(a) Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Corporate Headquarters Lease" for further details.

(b) Our fill/finish facility in Rensselaer, New York is currently undergoing process validation as required by regulatory authorities.
In addition to the properties summarized in the table above, we own an approximate 100-acre parcel of land adjacent to our Tarrytown, New York location, which we are in the process of developing, primarily to expand our research, preclinical manufacturing, and support facilities to accommodate our growth. In September 2024, we also acquired an approximate 1,000,000 square foot facility in Saratoga Springs, New York.
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
As of January 23, 2025, there were 149 shareholders of record of our Common Stock and 14 shareholders of record of our Class A Stock.
Prior to 2025, no dividends on our Common Stock or Class A Stock had been declared or paid. In February 2025, our board of directors approved the initiation of a quarterly cash dividend program and declared a cash dividend of $0.88 per share on our Common Stock and Class A Stock. The cash dividend will be payable on March 20, 2025 to shareholders of record as of February 20, 2025.
STOCK PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron's Common Stock with the cumulative total return of (i) the NASDAQ US Benchmark Pharmaceuticals Total Return Index ("NQ US Pharma TR Index"), and (ii) Standard & Poor's 500 Stock Index ("S&P 500") for the period from December 31, 2019 through December 31, 2024. The comparison assumes that $100 was invested on December 31, 2019 in our Common Stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Regeneron
S&P 500
NQ US Pharma TR Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Regeneron	$100.00	$128.66	$168.19	$192.15	$233.91	$189.71
S&P 500	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
NQ US Pharma TR Index	$100.00	$110.52	$137.47	$153.08	$159.01	$172.62

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended December 31, 2024. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b) (In millions)
10/1/2024–10/31/2024	316,483		$982.90	316,431		$2,581.9
11/1/2024–11/30/2024	404,299		$782.08	395,051		$2,273.3
12/1/2024–12/31/2024	748,201		$744.67	483,956		$1,916.7
Total	1,468,983	(a)		1,195,438	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans.

(b) In February 2025, our board of directors authorized a share repurchase program to repurchase up to an additional $3.0 billion of our Common Stock. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Programs" for further details.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed with the SEC on February 5, 2024) for additional discussion of our financial condition and results of operations for the year ended December 31, 2022, as well as our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biotechnology company that invents, develops, manufactures, and commercializes medicines for people with serious diseases. Our research and development efforts have led to numerous approved products that have received marketing approval and approximately 40 product candidates in clinical development (including a number of marketed products for which we are investigating additional indications), most of which were homegrown in our laboratories.
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the success in commercializing EYLEA HD, EYLEA, and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, and our research and development activities and related costs which are not reimbursed by collaborators are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. There is uncertainty surrounding whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.

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
Stock-based Compensation
We recognize stock-based compensation expense for equity grants under our long-term incentive plans to employees and non-employee members of our board of directors (as applicable) based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. The forfeiture rate estimate is calculated by considering both historical forfeiture experience and an estimate of expected future forfeitures for currently outstanding unvested awards. This estimate is reviewed at least annually and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in computing the fair value of equity awards reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside our control. Changes in any of these assumptions may materially affect the fair value of awards granted and the amount of stock-based compensation recognized in future periods.
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

Inventories
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and future economic benefit is expected to be realized; otherwise, such costs are expensed. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval.
We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to write down such inventory to its estimated realizable value.
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

Results of Operations
Net Income

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Revenues	$14,202.0	$13,117.2	$12,172.9
Operating expenses	10,211.3	9,070.1	7,434.0
Income from operations	3,990.7	4,047.1	4,738.9
Other income (expense)	789.2	152.2	119.9
Income before income taxes	4,779.9	4,199.3	4,858.8
Income tax expense	367.3	245.7	520.4
Net income	$4,412.6	$3,953.6	$4,338.4

Net income per share - diluted	$38.34	$34.77	$38.22
Revenues

	Year Ended December 31,			$ Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net product sales:
EYLEA HD - U.S.	$1,201.1	$165.8	$—	$1,035.3	$165.8
EYLEA - U.S.	4,767.1	5,719.6	6,264.6	(952.5)	(545.0)
Total EYLEA HD and EYLEA - U.S.	5,968.2	5,885.4	6,264.6	82.8	(379.2)
Libtayo - U.S.	787.3	538.8	374.5	248.5	164.3
Libtayo - ROW(a)	429.5	324.3	73.0	105.2	251.3
Total Libtayo - Global	1,216.8	863.1	447.5	353.7	415.6
Praluent - U.S.	241.7	182.4	130.0	59.3	52.4
Evkeeza - U.S.	125.7	77.3	48.6	48.4	28.7
Inmazeb - U.S.	76.8	69.8	3.0	7.0	66.8
Total net product sales	$7,629.2	$7,078.0	$6,893.7	$551.2	$184.3

Collaboration revenue:
Sanofi	$4,531.4	$3,799.5	$2,855.7	$731.9	$943.8
Bayer	1,499.0	1,487.5	1,430.7	11.5	56.8
Roche	1.4	211.0	627.3	(209.6)	(416.3)
Other	26.0	5.1	0.4	20.9	4.7
Other revenue	515.0	536.1	365.1	(21.1)	171.0
Total revenues	$14,202.0	$13,117.2	$12,172.9	$1,084.8	$944.3

(a) Effective July 1, 2022, we obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide under an Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi ("A&R IO LCA") and, as a result, we began recording net product sales of Libtayo outside the United States as of such date.

Net Product Sales
Total EYLEA HD and EYLEA net product sales in the U.S. increased in 2024 compared to 2023. EYLEA HD was approved by the FDA in August 2023 and net product sales in 2024 were driven by the transition of patients from other anti-VEGF products, including EYLEA, as well as new patients naïve to anti-VEGF therapy. Net product sales of EYLEA HD and EYLEA in 2024 were adversely impacted by a lower net selling price compared to 2023.

Total EYLEA HD and EYLEA net product sales for the fourth quarter of 2024 were favorably impacted by approximately $85 million as a result of higher wholesaler inventory levels for EYLEA, partially offset by lower wholesaler inventory levels for EYLEA HD, at the end of the fourth quarter of 2024 compared to the end of the third quarter of 2024.
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts; distribution-related fees; and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions:

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2021	$214.6	$80.0	$67.6	$362.2
Provisions	1,537.3	431.1	141.1	2,109.5
Credits/payments	(1,398.0)	(399.7)	(127.2)	(1,924.9)
Balance as of December 31, 2022	353.9	111.4	81.5	546.8
Provisions	2,074.5	439.2	155.3	2,669.0
Credits/payments	(1,972.7)	(388.3)	(157.5)	(2,518.5)
Balance as of December 31, 2023	455.7	162.3	79.3	697.3
Provisions	2,447.3	462.7	143.0	3,053.0
Credits/payments	(2,363.9)	(497.2)	(128.8)	(2,989.9)
Balance as of December 31, 2024	$539.1	$127.8	$93.5	$760.4
Sanofi Collaboration Revenue

	Year Ended December 31,
(In millions)	2024	2023	2022
Antibody:
Regeneron's share of profits	$3,923.5	$3,136.5	$2,082.0
Sales-based milestones earned	—	50.0	100.0
Reimbursement for manufacturing of commercial supplies(a)	607.9	613.0	633.7
Other	—	—	28.7
Total Antibody	4,531.4	3,799.5	2,844.4

Total Immuno-oncology(b)	—	—	11.3
Total Sanofi collaboration revenue	$4,531.4	$3,799.5	$2,855.7

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing.
(b) As the A&R IO LCA became effective July 1, 2022, the six months ended June 30, 2022 was the last period in which Sanofi collaboration revenue was recognized in connection with the Immuno-oncology collaboration.

Antibody
Global net product sales of Dupixent and Kevzara are recorded by Sanofi, and we and Sanofi share profits on such sales.

Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Year Ended December 31,
(In millions)	2024	2023	2022
Dupixent and Kevzara net product sales	$14,606.7	$11,974.0	$9,039.2
Regeneron's share of collaboration profits in connection with commercialization of antibodies	4,527.2	3,596.3	2,405.5
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation(a)	(603.7)	(459.8)	(266.6)
One-time payment in connection with amendment to the Antibody License and Collaboration Agreement	—	—	(56.9)
Regeneron's share of profits	$3,923.5	$3,136.5	$2,082.0

Regeneron's share of profits as a percentage of Dupixent and Kevzara net product sales	27%	26%	23%

(a) See "Liquidity and Capital Resources - Additional Funding Requirements" below for additional details on our contingent reimbursement obligation.
The increase in our share of profits during the year ended December 31, 2024, compared to 2023, was driven by higher profits associated with Dupixent sales.
During the year ended December 31, 2023, we earned the final $50.0 million sales-based milestone from Sanofi upon aggregate annual sales of antibodies outside the United States exceeding $3.0 billion on a rolling twelve-month basis.
Bayer Collaboration Revenue

	Year Ended December 31,
(In millions)	2024	2023	2022
Regeneron's share of profits	$1,403.3	$1,376.4	$1,317.4
Reimbursement for manufacturing of ex-U.S. commercial supplies(a)	95.7	111.1	91.4
One-time payment in connection with change in Japan arrangement(b)	—	—	21.9
Total Bayer collaboration revenue	$1,499.0	$1,487.5	$1,430.7

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing.
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

Bayer records net product sales of EYLEA 8 mg and EYLEA outside the United States. Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States is summarized below:

	Year Ended December 31,
(In millions)	2024	2023	2022
EYLEA 8 mg and EYLEA net product sales outside the United States	$3,576.8	$3,495.2	$3,382.8
Regeneron's share of collaboration profit from sales outside the United States	$1,469.7	$1,436.1	$1,375.1
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation(a)	(66.4)	(59.7)	(57.7)
Regeneron's share of profits	$1,403.3	$1,376.4	$1,317.4

Regeneron's share of profits as a percentage of EYLEA 8 mg and EYLEA net product sales outside the United States	39%	39%	39%

(a) See "Liquidity and Capital Resources - Additional Funding Requirements" below for additional details on our contingent reimbursement obligation.

Roche Collaboration Revenue

	Year Ended December 31,
(In millions)	2024	2023	2022
Regeneron's share of profits	$1.4	$224.3	$627.3
Other	—	(13.3)	—
Total Roche collaboration revenue	$1.4	$211.0	$627.3
Roche distributes and records net product sales of Ronapreve outside the United States, and the parties share gross profits from sales based on a pre-specified formula. Net product sales of Ronapreve outside the United States declined as a result of new variants of the SARS-CoV-2 virus emerging that are not susceptible to the treatment.
Other Revenue
Other revenue in 2024 and 2023 included $328.6 million and $247.6 million, respectively, of royalties and share of profits earned in connection with license agreements.
Operating Expenses

	Year Ended December 31,			Change
(In millions, except headcount data)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Research and development(a)	$5,132.0	$4,439.0	$3,592.5	$693.0	$846.5
Acquired in-process research and development	101.0	186.1	255.1	(85.1)	(69.0)
Selling, general, and administrative(a)	2,954.4	2,631.3	2,115.9	323.1	515.4
Cost of goods sold	1,087.3	932.1	800.0	155.2	132.1
Cost of collaboration and contract manufacturing(b)	883.2	883.7	760.4	(0.5)	123.3
Other operating expense (income), net	53.4	(2.1)	(89.9)	55.5	87.8
Total operating expenses	$10,211.3	$9,070.1	$7,434.0	$1,141.2	$1,636.1

Average headcount	14,383	12,698	11,115	1,685	1,583

(a) Includes costs incurred net of any cost reimbursements from collaborators
(b) Includes costs incurred in connection with manufacturing drug supplies for collaborators and others
Operating expenses in 2024 and 2023 included a total of $982.8 million and $885.0 million, respectively, of stock-based compensation expense related to equity awards granted under our long-term incentive plans. As of December 31, 2024, unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock (including performance-based restricted stock units) was $626.7 million and $1.271 billion, respectively. We expect to recognize this stock-based compensation expense related to stock options and restricted stock over a weighted-average period of 1.9 years.

Research and Development Expenses
The following table summarizes our direct research and development expenses by clinical development program and other significant categories of research and development expenses. Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, including costs related to preclinical research activities, clinical trials, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse. Indirect research and development expenses have not been allocated directly to each program, and primarily consist of costs to compensate personnel, overhead and infrastructure costs to maintain our facilities, and other costs related to activities that benefit multiple projects. Clinical manufacturing costs primarily consist of costs to manufacture bulk drug product for clinical development purposes as well as related drug filling, packaging, and labeling costs. Clinical manufacturing costs also include pre-launch commercial supplies which did not meet the criteria to be capitalized as inventory (see "Critical Accounting Estimates - Inventories" above). The table below also includes reimbursements of research and development expenses by collaborators, as when we are entitled to reimbursement of all or a portion of such expenses that we incur under a collaboration, we record those reimbursable amounts in the period in which such costs are incurred.

	Year Ended December 31,			$ Change
(In millions)	2024	2023*	2022*	2024 vs. 2023	2023 vs. 2022
Direct research and development expenses:
Fianlimab	$215.5	$112.2	$43.4	$103.3	$68.8
Linvoseltamab	141.9	78.7	45.5	63.2	33.2
Ordspono (odronextamab)	129.4	96.3	66.0	33.1	30.3
Dupixent (dupilumab)	128.8	168.0	156.5	(39.2)	11.5
EYLEA HD (aflibercept) 8 mg	98.3	96.2	67.9	2.1	28.3
Itepekimab	96.2	70.3	26.5	25.9	43.8
Pozelimab	79.4	60.2	72.4	19.2	(12.2)
Libtayo (cemiplimab)	79.1	105.3	138.0	(26.2)	(32.7)
Other product candidates in clinical development and other research programs	620.2	508.4	426.7	111.8	81.7
Total direct research and development expenses	1,588.8	1,295.6	1,042.9	293.2	252.7

Indirect research and development expenses:
Payroll and benefits	1,681.7	1,537.0	1,195.5	144.7	341.5
Lab supplies and other research and development costs	241.5	210.6	181.0	30.9	29.6
Occupancy and other operating costs	614.9	518.2	508.5	96.7	9.7
Total indirect research and development expenses	2,538.1	2,265.8	1,885.0	272.3	380.8

Clinical manufacturing costs	1,195.9	1,053.9	938.3	142.0	115.6

Reimbursement of research and development expenses by collaborators	(190.8)	(176.3)	(273.7)	(14.5)	97.4

Total research and development expenses	$5,132.0	$4,439.0	$3,592.5	$693.0	$846.5

* Certain prior year amounts have been reclassified to conform to the current year's presentation.

Research and development expenses included stock-based compensation expense of $543.8 million and $488.7 million in 2024 and 2023, respectively.
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
Acquired In-process Research and Development ("IPR&D") Expenses
Acquired IPR&D expense in 2024 included a $45.0 million development milestone in connection with our collaboration agreement with Sonoma Biotherapeutics, Inc.
Acquired IPR&D expense in 2023 included a $100.0 million development milestone in connection with our collaboration agreement with Alnylam Pharmaceuticals, Inc., a $45.0 million up-front payment in connection with our collaboration agreement with Sonoma, and a $30.0 million charge to extend the period for selecting targets under our collaboration agreement with Intellia Therapeutics, Inc.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased in 2024, compared to 2023, due to higher commercialization-related expenses to support our launch of EYLEA HD and higher headcount and headcount-related costs partly related to our international commercial expansion. Selling, general, and administrative expenses also included stock-based compensation expense of $355.0 million and $307.1 million in 2024 and 2023, respectively.
Cost of Goods Sold
Cost of goods sold increased in 2024, compared to 2023, primarily due to higher start-up costs for our Rensselaer, New York fill/finish facility.
Other Operating Expense (Income)
Other operating expense (income), net, in 2024 reflected a charge of $53.4 million related to the increase in the estimated fair value of the contingent consideration liability recognized in connection with our 2023 acquisition of Decibel Therapeutics, Inc.

Other Income (Expense)
Other income (expense) consists of the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
Unrealized gains (losses) on equity securities, net	$117.7	$(237.8)	$(39.8)
Interest income	711.4	495.9	160.1
Foreign currency (losses) gains, net	(0.5)	(12.9)	50.2
Other	15.8	(20.0)	8.8
Other income (expense), net	844.4	225.2	179.3

Interest expense	(55.2)	(73.0)	(59.4)
Total other income (expense)	$789.2	$152.2	$119.9
Income Taxes

	Year Ended December 31,
(In millions, except effective tax rate)	2024	2023	2022
Income tax expense	$367.3	$245.7	$520.4
Effective tax rate	7.7%	5.9%	10.7%
Our effective tax rate for 2024 and 2023 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation, income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, and federal tax credits for research activities.
Certain countries in which we have operations, including Ireland, have adopted legislation influenced by the Organization for Economic Co-operation and Development ("OECD") Global Anti-Base Erosion Model Rules ("Pillar Two") framework, including a minimum tax rate of 15%. The adoption of the Pillar Two framework did not have a material impact on our effective tax rate for the year ended December 31, 2024. It is uncertain whether the United States will enact legislation to adopt the Pillar Two framework. We continue to evaluate additional guidance released by the OECD, along with the pending legislative adoption by additional countries.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,
(In millions)	2024	2023	$ Change
Financial assets:
Cash and cash equivalents	$2,488.2	$2,730.0	$(241.8)
Marketable securities - current	6,524.3	8,114.8	(1,590.5)
Marketable securities - noncurrent	8,900.1	5,396.5	3,503.6
	$17,912.6	$16,241.3	$1,671.3

Working capital:
Current assets	$18,660.9	$19,479.2	$(818.3)
Current liabilities	3,944.3	3,423.4	520.9
	$14,716.6	$16,055.8	$(1,339.2)

Borrowings and finance lease liabilities:
Long-term debt	$1,984.4	$1,982.9	$1.5
Finance lease liabilities	$720.0	$720.0	$—
As of December 31, 2024, we also had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).
Sources and Uses of Cash for the Years Ended December 31, 2024, 2023, and 2022

	Year Ended December 31,			$ Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Cash flows provided by operating activities	$4,420.5	$4,594.0	$5,014.9	$(173.5)	$(420.9)
Cash flows used in investing activities	$(2,468.1)	$(3,185.1)	$(3,784.6)	$717.0	$599.5
Cash flows used in financing activities	$(2,200.5)	$(1,790.1)	$(1,009.0)	$(410.4)	$(781.1)
Cash Flows from Investing Activities
Capital expenditures in 2024 included costs incurred in connection with the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York corporate headquarters, as well as costs associated with the expansion of our manufacturing facilities in Rensselaer, New York (including the fill/finish facility). In addition, in September 2024, we acquired an approximate 1,000,000 square foot facility in Saratoga Springs, New York. We expect to incur capital expenditures of $850 million to $975 million in 2025, including in connection with the continued expansion of our facilities in Tarrytown, New York. We expect continued significant capital expenditures over the next several years related to this expansion.
Payments for the Libtayo intangible asset of $125.7 million, $207.8 million, and $1.027 billion in 2024, 2023, and 2022, respectively, related to our acquisition (including contingent consideration paid) of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide.
Acquisitions, net of cash acquired, of $54.9 million and $230.3 million in 2023 and 2022 was related to our acquisitions of Decibel Therapeutics, Inc. and Checkmate Pharmaceuticals, Inc., respectively.
Cash Flows from Financing Activities
Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $1.465 billion during 2024, compared to $1.146 billion during 2023 and $1.520 billion during 2022. In addition, payments in connection with Common Stock tendered for employee tax obligations were $1.029 billion during 2024, compared to $700.6 million during 2023 and $445.7 million during 2022. For information related to repurchases of Common Stock, see "Share Repurchase Programs" section below.

Credit Facility
The Company is party to an agreement with a syndicate of lenders (the "Credit Agreement") which provides for a $750.0 million senior unsecured five-year revolving credit facility (the "Credit Facility"). The Credit Agreement includes an option for the Company to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $500.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. The Credit Agreement also provides a $50.0 million sublimit for letters of credit.
As set forth in the Credit Agreement, we have the option to amend the Credit Agreement to establish environmental, social, and governance targets which will be used to adjust pricing under the Credit Facility, subject to parameters to be provided in the Credit Agreement.
Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. Regeneron Pharmaceuticals, Inc. has guaranteed all obligations under the Credit Facility. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond December 2027, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty.
We had no borrowings outstanding under the Credit Facility as of December 31, 2024.
The Credit Agreement contains operating covenants and a maximum total leverage ratio financial covenant. We were in compliance with all covenants of the Credit Agreement as of December 31, 2024.
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
The table below summarizes the shares of our Common Stock that we repurchased and the cost of such shares, which were recorded as Treasury Stock.

	Year Ended December 31,
(In millions)	2024	2023	2022
Number of shares	2.8	2.9	3.3
Total cost of shares	$2,613.9	$2,214.6	$2,099.8
As of December 31, 2024, $1.917 billion remained available for share repurchases under the April 2024 program.
In February 2025, our board of directors authorized a share repurchase program to repurchase up to an additional $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the repurchase programs described above.

Dividend
In February 2025, our board of directors declared our first quarterly cash dividend, in the amount of $0.88 per share on our Common Stock and Class A Stock. The cash dividend will be payable on March 20, 2025 to shareholders of record as of February 20, 2025.
We currently intend to continue to pay a quarterly cash dividend on our outstanding Common Stock and Class A Stock. Amounts and timing of any future cash dividends are subject to authorization by our board of directors in its sole discretion, after taking into consideration our financial condition and other relevant factors described under "There can be no assurance that we will continue to repurchase shares of our Common Stock or continue to declare cash dividends" in Part I, Item 1A. "Risk Factors."
Tarrytown, New York Corporate Headquarters Lease
We lease laboratory and office facilities for our corporate headquarters in Tarrytown, New York (the "Facility") under the Third Amended and Restated Lease and Remedies Agreement (the "Lease") with BA Leasing BSC, LLC, an affiliate of Banc of America Leasing & Capital, LLC ("BAL"), as lessor, and the Third Amended and Restated Participation Agreement (the "Participation Agreement") with Bank of America, N.A., as administrative agent, and a syndicate of lenders (collectively with BAL, the "Participants"), as rent assignees. The Lease, Participation Agreement, and certain related agreements provide for $720.0 million of lease financing (previously advanced by the Participants in March 2017 in connection with the acquisition by BAL of the Facility and our lease of the Facility from BAL), which matures when the term of the Lease expires in March 2027, at which time all amounts outstanding thereunder will become payable in full. We have the option to further extend the maturity date of the Participation Agreement and the term of the Lease for an additional five-year period, subject to the consent of the Participants and certain other conditions. We also have the option to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Participants' advances under the Participation Agreement, all accrued and unpaid yield thereon, and all other outstanding amounts under the Participation Agreement, Lease, and certain related documents or (b) sell the Facility to a third party on behalf of BAL.
Pursuant to the Lease, we pay all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. We are also required to make monthly payments of basic rent to satisfy the yield payable to the Participants on their outstanding advances under the Participation Agreement. Such advances accrue yield at a variable rate per annum based on the one-month forward-looking Secured Overnight Financing Rate ("SOFR") term rate, plus a spread adjustment, plus an applicable margin that varies with our debt rating and total leverage ratio.
The Lease is classified as a finance lease as we have the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in our Credit Agreement. We were in compliance with all such covenants as of December 31, 2024.
Additional Funding Requirements
The amount required to fund operations will depend on various factors, including the potential regulatory approval and commercialization of our product candidates and the timing thereof and the extent and cost of our research and development programs. We believe that our existing capital resources, borrowing availability under the Credit Facility, funds generated by anticipated product sales, and funding for reimbursement of research and development costs that we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future.
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
Liabilities for unrecognized tax benefits totaled $1.314 billion as of December 31, 2024. Due to their nature, there is a high degree of uncertainty regarding the period and amounts of potential future cash settlement with tax authorities. We expect the IRS to conclude its examination of our 2017 and 2018 federal income tax returns within the next twelve months, and, as a result, we may be required to make a payment of approximately $120 million. See Note 15 to our Consolidated Financial Statements.
We enter into collaboration and licensing agreements that may require us to pay (i) amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones), which, in the aggregate, could be significant, and/or (ii) royalties calculated based on a percentage of net product sales. The specific timing of these contingent payments cannot be predicted. See Note 3 to our Consolidated Financial Statements.
As described in Part I, Item 1. "Collaboration, License, and Other Agreements," under our collaborations with Sanofi and Bayer, we and our collaborator share profits in connection with commercialization of drug products. If the applicable collaboration is profitable, we have contingent contractual obligations to reimburse Sanofi and Bayer for a defined percentage (generally 50%) of agreed-upon development expenses funded by Sanofi and Bayer (i.e., "development balance"). These reimbursements are deducted each quarter, in accordance with a formula, from our share of the collaboration profits otherwise payable to us, unless, in the case of Bayer, we elect to reimburse these expenses at a faster rate. As of December 31, 2024, our contingent reimbursement obligation to Sanofi in connection with the companies' Antibody Collaboration was approximately $1.635 billion and our contingent reimbursement obligation to Bayer was approximately $315 million. Therefore, we continue to expect that a portion of our share of profits from sales under our collaborations with Sanofi and Bayer will be used to reimburse our collaborators for these obligations.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Consolidated Financial Statements for a description of recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of corporate bonds and U.S. treasury securities. We do not believe we are materially exposed to changes in interest rates related to our investments, and we do not currently use interest rate derivative instruments to manage exposure to interest rate changes of our investments. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $163.0 million and $98.7 million decrease in the fair value of our investment portfolio as of December 31, 2024 and 2023, respectively.
We have exposure to market risk for changes in interest rates, including the interest rate risk relating to our variable rate Tarrytown, New York lease (as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Corporate Headquarters Lease"). Our interest rate exposure is offset by our investments in marketable securities. We continue to monitor our interest rate risk and may utilize derivative instruments and/or other strategies in the future to further mitigate our interest rate exposure.
Credit Quality Risk
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In 2024 and 2023, we did not recognize any charges for credit-related losses of our available-for-sale debt securities.
We are subject to credit risk associated with the receivables due from our collaborators, including Sanofi and Bayer. We are also subject to credit risk in connection with trade accounts receivable due from our customers from our product sales. As of December 31, 2024, two customers accounted on a combined basis for 79% of our net trade accounts receivables. We have contractual payment terms with each of our collaborators and customers, and also monitor financial performance and credit worthiness so that we can properly assess and respond to any changes in collaborator and/or customer credit profiles. In 2024 and 2023, we did not recognize any charges for write-offs and allowances of accounts receivable related to credit risk for our collaborators or customers.
Foreign Exchange Risk
Significant changes in foreign exchange rates of the countries outside the United States where our products are sold, where development expenses are incurred by us or our collaborators, or where we incur operating expenses may impact our operating results and financial condition.

As discussed further above, our collaborators market certain products outside the United States, and we share in profits and losses with these collaborators from commercialization of products. In addition, pursuant to the applicable terms of the agreements with our collaborators, we also share in certain worldwide development and/or commercialization-related expenses incurred by our collaborators.
We also incur worldwide development expenses for clinical products we are developing independently, incur expenses outside the United States in connection with our international operations, and record product sales of Libtayo outside the United States.
As sales outside the United States continue to grow, and as we expand our international operations, we will continue to assess and implement strategies, including foreign currency hedging, to mitigate our foreign exchange risk.
Market Price Risk
We are exposed to price risk on equity securities included in our investment portfolio. Our investments in equity securities primarily include companies with which we have entered into collaboration arrangements. As of December 31, 2024, our marketable securities included $1.095 billion of equity securities. Changes in the fair value of our equity securities are included in Other income (expense), net on the Statements of Operations. We recorded $117.7 million of net unrealized gains and $237.8 million of net unrealized losses on equity securities in Other income (expense), net in 2024 and 2023, respectively.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part IV, Item 15.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
As disclosed in the table below, during the three months ended December 31, 2024, certain of our directors and/or executive officers adopted plans for trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(a)	Total Number of Securities to Be Sold Under the Plan
Kathryn Guarini, Ph.D.	Director	11/1/2024	11/14/2025	1,000

(a) The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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
10.1.1 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 8-K for the Registrant, filed June 18, 2014.)

10.1.2 +
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 8-K for the Registrant, filed June 18, 2014.)

10.1.3 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's non-employee directors under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 8-K for the Registrant, filed June 18, 2014.)

10.1.4 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised). (Incorporated by reference from the Form 8-K for the Registrant, filed November 19, 2015.)

10.1.5 +
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised). (Incorporated by reference from the Form 8-K for the Registrant, filed November 19, 2015.)

10.1.6 +
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

10.2.7 +
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

10.2.11 +
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

10.3.6 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2023). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2023, filed February 5, 2024.)

10.3.7 +
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Second Amended and Restated Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised 2023). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2023, filed February 5, 2024.)

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

10.6 +	Regeneron Pharmaceuticals, Inc. Cash Incentive Bonus Plan. (Incorporated by reference from the Form 8-K for the Registrant, filed June 17, 2015.)
10.6.1 +	First Amendment to Cash Incentive Bonus Plan. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2023, filed May 4, 2023.)
10.7*
IL-1 Antibody Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2009, filed August 4, 2009.)

10.8*
License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2006, filed November 6, 2006.)

10.8.1**	Restated Amendment Agreement, dated December 30, 2014 and entered into effective as of May 7, 2012, by and between Bayer HealthCare LLC and the Registrant.
10.8.2**
Second Amendment Agreement, dated December 19, 2019, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2019, filed February 7, 2020.)

10.9*
Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant. (Incorporated by reference from the Form 10-K/A for the Registrant, for the year ended December 31, 2009, filed June 2, 2010.)

10.9.1**
First Amendment to Amended and Restated License and Collaboration Agreement by and between the Registrant and Aventis Pharmaceuticals Inc., dated May 1, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2023, filed August 3, 2023.)

10.9.2*
Amendment No. 2 to Amended and Restated License and Collaboration Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS, as successor-in-interest to Aventis Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.9.3**
Third Amendment to Amended and Restated License and Collaboration Agreement, dated as of April 5, 2020, and effective as of April 1, 2020, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2020, filed August 5, 2020.)

10.9.4**
Fourth Amendment to Amended and Restated License and Collaboration Agreement, dated as of October 6, 2021, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2021, filed February 7, 2022.)

10.9.5**
Fifth Amendment to Amended and Restated License and Collaboration Agreement, dated as of June 1, 2022, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2022, filed August 3, 2022.)

10.10**
Praluent Cross License & Commercialization Agreement, dated as of April 5, 2020, and effective as of April 1, 2020, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2020, filed August 5, 2020.)

10.11
Amended and Restated Investor Agreement, dated as of January 11, 2014, by and among Sanofi, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant. (Incorporated by reference from the Form 8-K for the Registrant, filed January 13, 2014.)

10.11.1
Amendment to the Amended and Restated Investor Agreement, dated as of May 25, 2020, by and among the Registrant, Sanofi, Sanofi-Aventis US LLC, and Aventisub LLC. (Incorporated by reference from the Form 8-K for the Registrant, filed May 29, 2020.)

10.12***
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

10.13**
Amended and Restated Immuno-oncology License and Collaboration Agreement, dated as of June 1, 2022, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2022, filed August 3, 2022.)

10.14*
Purchase Agreement, dated as of December 30, 2016, by and among BMR-Landmark at Eastview LLC and BMR-Landmark at Eastview IV LLC and the Registrant. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2016, filed February 9, 2017.)

10.15***
Third Amended and Restated Participation Agreement, dated as of March 27, 2023, by and among Old Saw Mill Holdings LLC, as lessee, Bank of America, N.A., as administrative agent, BA Leasing BSC, LLC, as lessor, and the rent assignees party thereto from time to time. (Incorporated by reference from the Form 8-K for the Registrant, filed March 29, 2023.)

10.16***
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

10.18**
Master Agreement, dated as of April 8, 2019, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2019, filed August 6, 2019.)

10.18.1**	Form of Co-Co Collaboration Agreement (Exhibit B to Master Agreement contained in Exhibit 10.18).
10.18.2**	Form of License Agreement (Exhibit C to Master Agreement contained in Exhibit 10.18).
10.18.3**
Amendment No. 1 to Master Agreement, dated as of April 10, 2023, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2023, filed August 3, 2023.)

10.18.4**
Amendment No. 2 to Master Agreement, dated as of March 7, 2024, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2024, filed May 2, 2024.)

10.18.5**
Amendment No. 3 to Master Agreement, dated as of August 1, 2024, by and between the Registrant and Alnylam Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2024, filed October 31, 2024.)

19.1	Insider Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Clawback Policy. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2023, filed February 5, 2024.)
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) the Registrant's Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022; (iii) the Registrant's Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022; (iv) the Registrant's Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (v) the notes to the Registrant's Consolidated Financial Statements.

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

REGENERON PHARMACEUTICALS, INC.

Date:	February 5, 2025	By:	/s/ LEONARD S. SCHLEIFER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LEONARD S. SCHLEIFER	Board co-Chair, President and Chief Executive Officer (Principal Executive Officer)	February 5, 2025
Leonard S. Schleifer, M.D., Ph.D.
/s/ CHRISTOPHER FENIMORE	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 5, 2025
Christopher Fenimore
/s/ JASON PITOFSKY	Vice President, Controller (Principal Accounting Officer)	February 5, 2025
Jason Pitofsky
/s/ GEORGE D. YANCOPOULOS	Board co-Chair, President and Chief Scientific Officer	February 5, 2025
George D. Yancopoulos, M.D., Ph.D.
/s/ BONNIE L. BASSLER	Director	February 5, 2025
Bonnie L. Bassler, Ph.D.
/s/ MICHAEL S. BROWN	Director	February 5, 2025
Michael S. Brown, M.D.
/s/ N. ANTHONY COLES	Director	February 5, 2025
N. Anthony Coles, M.D.
/s/ JOSEPH L. GOLDSTEIN	Director	February 5, 2025
Joseph L. Goldstein, M.D.
/s/ KATHRYN GUARINI	Director	February 5, 2025
Kathryn Guarini, Ph.D.
/s/ CHRISTINE A. POON	Director	February 5, 2025
Christine A. Poon
/s/ ARTHUR F. RYAN	Director	February 5, 2025
Arthur F. Ryan
/s/ DAVID P. SCHENKEIN	Director	February 5, 2025
David P. Schenkein, M.D.
/s/ GEORGE L. SING	Director	February 5, 2025
George L. Sing
/s/ CRAIG B. THOMPSON	Director	February 5, 2025
Craig B. Thompson, M.D.
/s/ HUDA Y. ZOGHBI	Director	February 5, 2025
Huda Y. Zoghbi, M.D.

REGENERON PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Regeneron Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Regeneron Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Certain Reserves for Uncertain Tax Positions

As described in Notes 1 and 15 to the consolidated financial statements, the Company's reserves for uncertain tax positions were $1,313.7 million as of December 31, 2024. Certain reserves for uncertain tax positions represent a significant portion of the consolidated balance. The Company recognizes the financial statement effects of a tax position when management's assessment is that there is more than a 50% probability that the position will be sustained upon examination by a taxing authority based upon its technical merits. Uncertain tax positions are recorded based upon certain recognition and measurement criteria. Management re-evaluates uncertain tax positions and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. The Company adjusts the amount of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain tax positions.

The principal considerations for our determination that performing procedures relating to certain reserves for uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining certain reserves for uncertain tax positions; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's determination of certain reserves for uncertain tax positions; (iii) the assessment and evaluation of audit evidence available to support certain reserves for uncertain tax positions is complex; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of reserves for uncertain tax positions. These procedures also included, among others (i) testing the information used in the calculation of certain reserves for uncertain tax positions, such as international and federal filing positions, and the related final tax returns; (ii) testing the calculation of certain reserves for uncertain tax positions; and (iii) evaluating management's assessment of the technical merits of the tax positions and estimates of the amount of tax benefits expected to be sustained, as well as the likelihood of the possible outcomes, for certain reserves for uncertain tax positions. Professionals with specialized skill and knowledge were used to assist in evaluating the technical merits and the tax benefits expected to be sustained and the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 5, 2025

We have served as the Company’s auditor since 1989.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,488.2	$2,730.0
Marketable securities	6,524.3	8,114.8
Accounts receivable, net	6,211.9	5,667.3
Inventories	3,087.3	2,580.5
Prepaid expenses and other current assets	349.2	386.6
Total current assets	18,660.9	19,479.2

Marketable securities	8,900.1	5,396.5
Property, plant, and equipment, net	4,599.7	4,146.4
Intangible assets, net	1,148.6	1,038.6
Deferred tax assets	3,314.1	2,575.4
Other noncurrent assets	1,136.0	444.1
Total assets	$37,759.4	$33,080.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$789.5	$606.6
Accrued expenses and other current liabilities	2,527.1	2,357.9
Deferred revenue	627.7	458.9
Total current liabilities	3,944.3	3,423.4

Long-term debt	1,984.4	1,982.9
Finance lease liabilities	720.0	720.0
Deferred revenue	185.7	126.7
Other noncurrent liabilities	1,571.4	854.1
Total liabilities	8,405.8	7,107.1

Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; shares issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2024 and 2023	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 136.0 in 2024 and 133.1 in 2023	0.1	0.1
Additional paid-in capital	12,855.9	11,354.0
Retained earnings	31,672.9	27,260.3
Accumulated other comprehensive loss	(7.9)	(80.9)
Treasury Stock, at cost; 28.2 shares in 2024 and 25.5 shares in 2023	(15,167.4)	(12,560.4)
Total stockholders' equity	29,353.6	25,973.1
Total liabilities and stockholders' equity	$37,759.4	$33,080.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Statements of Operations
Revenues:
Net product sales	$7,629.2	$7,078.0	$6,893.7
Collaboration revenue	6,057.8	5,503.1	4,914.1
Other revenue	515.0	536.1	365.1
	14,202.0	13,117.2	12,172.9

Expenses:
Research and development	5,132.0	4,439.0	3,592.5
Acquired in-process research and development	101.0	186.1	255.1
Selling, general, and administrative	2,954.4	2,631.3	2,115.9
Cost of goods sold	1,087.3	932.1	800.0
Cost of collaboration and contract manufacturing	883.2	883.7	760.4
Other operating expense (income), net	53.4	(2.1)	(89.9)
	10,211.3	9,070.1	7,434.0

Income from operations	3,990.7	4,047.1	4,738.9

Other income (expense):
Other income (expense), net	844.4	225.2	179.3
Interest expense	(55.2)	(73.0)	(59.4)
	789.2	152.2	119.9

Income before income taxes	4,779.9	4,199.3	4,858.8

Income tax expense	367.3	245.7	520.4

Net income	$4,412.6	$3,953.6	$4,338.4

Net income per share - basic	$40.90	$37.05	$40.51
Net income per share - diluted	$38.34	$34.77	$38.22

Weighted average shares outstanding - basic	107.9	106.7	107.1
Weighted average shares outstanding - diluted	115.1	113.7	113.5

Statements of Comprehensive Income
Net income	$4,412.6	$3,953.6	$4,338.4
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities	73.6	158.2	(213.6)
Loss on foreign currency translation	(0.6)	(0.3)	—
Unrealized gain on cash flow hedges	—	—	1.0
Comprehensive income	$4,485.6	$4,111.5	$4,125.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	1.8	$—	126.2	$0.1	$8,087.5	$18,968.3	$(26.2)	(19.4)	$(8,260.9)	$18,768.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	4.8	—	1,517.4	—	—	—	—	1,517.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.6)	—	(445.7)	—	—	—	—	(445.7)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	52.3	—	—	0.1	7.4	59.7
Repurchases of Common Stock	—	—	—	—	—	—	—	(3.3)	(2,099.8)	(2,099.8)
Stock-based compensation charges	—	—	—	—	737.8	—	—	—	—	737.8
Net income	—	—	—	—	—	4,338.4	—	—	—	4,338.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(212.6)	—	—	(212.6)
Balance, December 31, 2022	1.8	—	130.4	0.1	9,949.3	23,306.7	(238.8)	(22.6)	(10,353.3)	22,664.0
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	3.5	—	1,152.2	—	—	—	—	1,152.2
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.8)	—	(708.4)	—	—	—	—	(708.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	66.6	—	—	0.1	7.5	74.1
Repurchases of Common Stock	—	—	—	—	—	—	—	(3.0)	(2,214.6)	(2,214.6)
Stock-based compensation charges	—	—	—	—	894.3	—	—	—	—	894.3
Net income	—	—	—	—	—	3,953.6	—	—	—	3,953.6
Other comprehensive income, net of tax	—	—	—	—	—	—	157.9	—	—	157.9
Balance, December 31, 2023	1.8	—	133.1	0.1	11,354.0	27,260.3	(80.9)	(25.5)	(12,560.4)	25,973.1

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	4.1	—	1,454.6	—	—	—	—	1,454.6
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(1.2)	—	(1,021.3)	—	—	—	—	(1,021.3)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	71.7	—	—	0.1	6.9	78.6
Repurchases of Common Stock	—	—	—	—	—	—	—	(2.8)	(2,613.9)	(2,613.9)
Stock-based compensation charges	—	—	—	—	996.9	—	—	—	—	996.9
Net income	—	—	—	—	—	4,412.6	—	—	—	4,412.6
Other comprehensive income, net of tax	—	—	—	—	—	—	73.0	—	—	73.0
Balance, December 31, 2024	1.8	$—	136.0	$0.1	$12,855.9	$31,672.9	$(7.9)	(28.2)	$(15,167.4)	$29,353.6

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$4,412.6	$3,953.6	$4,338.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482.9	421.0	341.4
Stock-based compensation expense	982.8	885.0	725.0
(Gains) losses on marketable and other securities, net	(118.3)	266.4	36.8
Other non-cash items, net	23.5	(0.1)	368.0
Deferred income taxes	(757.3)	(837.8)	(746.4)
Acquired in-process research and development in connection with asset acquisition	12.6	—	195.0
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(554.0)	(338.8)	707.8
Increase in inventories	(619.7)	(271.7)	(696.5)
Increase in prepaid expenses and other assets	(407.5)	(120.1)	(148.6)
Increase in deferred revenue	227.8	37.9	32.4
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	735.1	598.6	(138.4)
Total adjustments	7.9	640.4	676.5
Net cash provided by operating activities	4,420.5	4,594.0	5,014.9

Cash flows from investing activities:
Purchases of marketable and other securities	(16,617.4)	(11,646.0)	(7,487.9)
Sales or maturities of marketable and other securities	15,027.3	9,442.2	5,550.5
Capital expenditures	(755.9)	(718.6)	(590.1)
Proceeds from sale of property, plant, and equipment	20.1	—	—
Payments for Libtayo intangible asset	(125.7)	(207.8)	(1,026.8)
Acquisitions, net of cash acquired	(16.5)	(54.9)	(230.3)
Net cash used in investing activities	(2,468.1)	(3,185.1)	(3,784.6)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,465.3	1,145.5	1,519.5
Payments in connection with Common Stock tendered for employee tax obligations	(1,029.1)	(700.6)	(445.7)
Repurchases of Common Stock	(2,603.3)	(2,235.0)	(2,082.8)
Other	(33.4)	—	—
Net cash used in financing activities	(2,200.5)	(1,790.1)	(1,009.0)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.7)	(0.4)	—

Net (decrease) increase in cash, cash equivalents, and restricted cash	(248.8)	(381.6)	221.3

Cash, cash equivalents, and restricted cash at beginning of period	2,737.8	3,119.4	2,898.1

Cash, cash equivalents, and restricted cash at end of period	$2,489.0	$2,737.8	$3,119.4

Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	$52.6	$73.1	$53.7
Cash paid for income taxes	$743.0	$870.3	$1,502.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview and Summary of Significant Accounting Policies
Organization and Business
Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") is a fully integrated biotechnology company that invents, develops, manufactures, and commercializes medicines for people with serious diseases. The Company's products and product candidates in development are designed to help patients with eye diseases, allergic and inflammatory diseases, cancer, cardiovascular and metabolic diseases, neurological diseases, hematologic conditions, infectious diseases, and rare diseases. The Company's research and development efforts have led to numerous products that have received marketing approval. The Company is a party to collaboration and license agreements to develop and commercialize, as applicable, certain products and product candidates (see Note 3).
The Company's business is subject to certain risks including, but not limited to, uncertainties relating to conducting research activities, product development, obtaining regulatory approvals, competition, and obtaining and enforcing patents.

Segment Reporting
The Company operates in one business segment, which includes all activities related to the discovery, development, and commercialization of medicines for serious diseases. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.
In addition to the significant expense categories included within consolidated net income presented on the Company's Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Year Ended December 31,
(In millions)	2024	2023	2022
Direct research and development expenses(a)	$1,588.8	$1,295.6	$1,042.9

Indirect research and development expenses:
Payroll and benefits	1,681.7	1,537.0	1,195.5
Lab supplies and other research and development costs	241.5	210.6	181.0
Occupancy and other operating costs	614.9	518.2	508.5
Total indirect research and development expenses	2,538.1	2,265.8	1,885.0

Clinical manufacturing costs	1,195.9	1,053.9	938.3

Reimbursement of research and development expenses by collaborators	(190.8)	(176.3)	(273.7)

Total research and development expenses	$5,132.0	$4,439.0	$3,592.5

(a) Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse.

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
Concentrations of credit risk with respect to receivables from collaborators (see Note 3) are significant. In addition, concentrations of credit risk with respect to customer accounts receivable are also significant. As of December 31, 2024 and 2023, two individual customers accounted for 79% and 83% of the Company's net trade accounts receivable balances, respectively. The Company has contractual payment terms with each of its collaborators and customers, and the Company monitors their financial performance and credit worthiness so that it can properly assess and respond to any changes in their credit profile. As of and for the years ended December 31, 2024 and 2023, there were no write-offs and allowances of accounts receivable related to credit risk for the Company's collaborators or customers.
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
The Company capitalizes inventory costs associated with the Company's products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and future economic benefit is expected to be realized; otherwise, such costs are expensed. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval.

The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value. In addition, the Company's products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to write down such inventory to its estimated realizable value.
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
Intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the projected undiscounted cash flows to be generated by the asset to the intangible asset's carrying amount. If the projected undiscounted cash flows of the intangible asset are less than the carrying amount, an impairment loss is recognized within operating expenses and the intangible asset is written down to its fair value in the period in which the impairment occurs.
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
•Chargebacks and Discounts: The Company's reserves related to discounted pricing to eligible physicians, Veterans' Administration ("VA"), Public Health Services, and others (collectively, "qualified healthcare providers") represent the Company's estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices the Company charges to its customers (i.e., distributors and specialty pharmacies). The Company's customers charge the Company for the difference between what they pay for the products and the discounted selling price to the qualified healthcare providers. The Company estimates reductions to product sales for each type of chargeback and records an allowance for chargebacks in the same period that the related product sales are recognized. The Company's reserve for chargebacks consists of amounts for which it expects to issue credit based on expected sales by its customers to qualified healthcare providers and chargebacks that customers have claimed but for which the Company has not yet issued credit.
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

Nature/Type of Payment	Statement of Operations Presentation
Regeneron's share of profits or losses in connection with commercialization of products	Collaboration revenue
Reimbursement for manufacturing of commercial supplies	Collaboration revenue
Royalties and/or sales-based milestones earned	Collaboration revenue
Reimbursement of Regeneron's research and development expenses	Reduction to Research and development expense
Regeneron's obligation for its share of collaborator's research and development expenses	Research and development expense
Up-front, opt-in, and development milestone payments; and premiums paid on equity securities	Acquired in-process research and development expense
Reimbursement of Regeneron's commercialization-related expenses	Reduction to Selling, general, and administrative expense
Regeneron's obligation for its share of collaborator's commercialization-related expenses	Selling, general, and administrative expense
Regeneron's obligation to pay collaborator for its share of gross profits when Regeneron is deemed to be the principal	Cost of goods sold
Up-front and development milestones earned (when there is a combined unit of account which includes a license and providing research and development services)	Other operating income
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
When the Company enters into an arrangement with another party to fund its research and development costs, the Company considers whether the costs that it may be obligated to repay represent a liability within the scope of Accounting Standards Codification ("ASC") 730-20, Research and Development. If the Company concludes that such funding does not represent a substantive and genuine transfer of risk, a liability is recorded.
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
Stock-based Compensation
The Company recognizes stock-based compensation expense for equity grants under the Company's long-term incentive plans (including stock options, restricted stock awards, and restricted stock units (both time-based and performance-based)) to employees and non-employee members of the Company's board of directors (as applicable) based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. The forfeiture rate estimate is calculated by considering both historical forfeiture experience and an estimate of expected future forfeitures for currently outstanding unvested awards. This estimate is reviewed at least annually and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Recently Issued Accounting Standards

Standard/Description	Effective Date	Impact of Adoption on the Company's Financial Statements
ASU 2023-09: In December 2023, the FASB issued amended guidance related to improvements to income tax disclosures. The amendments require annually (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction.
	January 1, 2025	No significant impact expected
ASU 2024-03: In November 2024, the FASB issued new guidance which requires disclosure of disaggregated income statement expense information about specific categories (including purchases of inventory, employee compensation, depreciation, and intangible asset amortization) in the notes to financial statements.
	January 1, 2027 for annual reporting periods and January 1, 2028 for interim reporting periods	Currently evaluating impact

2. Product Sales
Net product sales consist of the following:

		Year Ended December 31,
(In millions)		2024	2023	2022
EYLEA HD®	U.S.	$1,201.1	$165.8	$—
EYLEA®	U.S.	4,767.1	5,719.6	6,264.6
Total EYLEA HD and EYLEA	U.S.	5,968.2	5,885.4	6,264.6
Libtayo®	U.S.	787.3	538.8	374.5
Libtayo(a)	Rest of world	429.5	324.3	73.0
Total Libtayo	Global	1,216.8	863.1	447.5
Praluent®	U.S.	241.7	182.4	130.0
Evkeeza®	U.S.	125.7	77.3	48.6
Inmazeb®	U.S.	76.8	69.8	3.0
		$7,629.2	$7,078.0	$6,893.7

(a) Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide and, as a result, began recording net product sales of Libtayo outside the United States. See Note 3 for further details.

As of December 31, 2024 and 2023, the Company had $4.278 billion and $3.888 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that each accounted for more than 10% of total gross product revenue for the years ended December 31, 2024, 2023, and 2022. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Year Ended December 31,
	2024	2023	2022
Besse Medical, a subsidiary of Cencora, Inc.	50%	51%	55%
McKesson Corporation	24%	25%	28%
Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, and discounts, distribution-related fees, and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees, and other sales-related deductions are recorded within accrued liabilities. The following table summarizes the provisions, and credits/payments, for sales-related deductions:

(In millions)	Rebates, Chargebacks, and Discounts	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2021	$214.6	$80.0	$67.6	$362.2
Provisions	1,537.3	431.1	141.1	2,109.5
Credits/payments	(1,398.0)	(399.7)	(127.2)	(1,924.9)
Balance as of December 31, 2022	353.9	111.4	81.5	546.8
Provisions	2,074.5	439.2	155.3	2,669.0
Credits/payments	(1,972.7)	(388.3)	(157.5)	(2,518.5)
Balance as of December 31, 2023	455.7	162.3	79.3	697.3
Provisions	2,447.3	462.7	143.0	3,053.0
Credits/payments	(2,363.9)	(497.2)	(128.8)	(2,989.9)
Balance as of December 31, 2024	$539.1	$127.8	$93.5	$760.4

3. Collaboration, License, and Other Agreements
a. Sanofi
Amounts recognized in the Company's Statements of Operations in connection with its collaborations with Sanofi are as follows:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2024	2023	2022
Antibody:
Regeneron's share of profits	Collaboration revenue	$3,923.5	$3,136.5	$2,082.0	*
Sales-based milestones earned	Collaboration revenue	$—	$50.0	$100.0
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$607.9	$613.0	$633.7
Other	Collaboration revenue	$—	$—	$28.7
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)/Reduction of R&D expense	$(46.8)	$(83.7)	$43.0
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$655.4	$534.4	$437.4

Immuno-oncology(a):
Regeneron's share of profits in connection with commercialization of Libtayo outside the United States	Collaboration revenue	$—	$—	$6.7
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$—	$—	$4.6
Reimbursement of R&D expenses	Reduction of R&D expense	$—	$—	$42.7
Reimbursement of commercialization-related expenses, net of Regeneron's obligation for its share of Sanofi commercialization-related expenses	Reduction of SG&A expense	$—	$—	$21.5
Regeneron's obligation for Sanofi's share of Libtayo U.S. gross profits	Cost of goods sold	$—	$—	$(70.1)
Amounts recognized in connection with up-front payments received	Other operating income	$—	$—	$35.1

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
Under the terms of the Antibody License and Collaboration Agreement (the "LCA"), Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. The Company is obligated to reimburse Sanofi for 30% to 50% of worldwide development expenses that were funded by Sanofi based on the Company's share of collaboration profits from commercialization of collaboration products. Under the terms of the LCA, the Company was required to apply 10% of its share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. On July 1, 2022, an amendment to the LCA became effective, which had been entered into in connection with our acquisition of exclusive worldwide rights to Libtayo (cemiplimab). Pursuant to this amendment, the percentage of the Company's share of profits used to reimburse Sanofi for such development costs has increased from 10% to 20%. The estimated net present value differential between the 10% repayment rate and the 20% repayment rate was deemed to be contingent consideration attributable to the Company's acquisition of the Libtayo rights described within the "Immuno-Oncology" section below; this portion is recorded as an increase to the Libtayo intangible asset over time as the Company repays such development costs to Sanofi. The Company's contingent reimbursement obligation (i.e., "development balance") to Sanofi under the Antibody Collaboration was approximately $1.635 billion as of December 31, 2024.

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
In addition to profit sharing, the Company was entitled to receive sales milestone payments from Sanofi. In 2023, the Company earned the final $50.0 million sales-based milestone from Sanofi upon aggregate annual sales of antibodies outside the United States exceeding $3.0 billion on a rolling twelve-month basis. In 2022, the Company earned two $50.0 million sales-based milestones from Sanofi, upon aggregate annual sales of antibodies outside the United States exceeding $2.0 billion and $2.5 billion, respectively, on a rolling twelve-month basis.
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
The following table summarizes contract balances in connection with the Company's Antibody Collaboration with Sanofi:

	As of December 31,
(In millions)	2024	2023
Accounts receivable, net	$1,216.2	$1,029.1
Deferred revenue	$571.7	$427.7
Immuno-Oncology
The Company was previously a party to a collaboration with Sanofi for antibody-based cancer treatments in the field of immuno-oncology, including for the co-development and co-commercialization of Libtayo. The parties shared equally, on an ongoing basis, development and commercialization expenses for Libtayo. The Company had principal control over the development of Libtayo and led commercialization activities in the United States, while Sanofi led commercialization activities outside the United States. The parties shared equally in profits and losses in connection with the commercialization of Libtayo.
Effective July 1, 2022, the Company obtained the exclusive right to develop, commercialize, and manufacture Libtayo worldwide. In connection with this agreement, in 2022, the Company made a $900.0 million up-front payment to Sanofi, as well as a $100.0 million regulatory milestone payment. In addition, Sanofi was eligible to earn an aggregate of $100.0 million in Libtayo sales-based milestones, of which it earned $65.0 million in 2022 and $35.0 million in 2023. The Company also pays Sanofi an 11% royalty on net product sales of Libtayo through March 31, 2034. The transaction was accounted for as an asset acquisition and amounts paid to Sanofi in connection with obtaining the worldwide rights to Libtayo, including the up-front payment and any contingent consideration, are recorded as an intangible asset. See Note 8 for additional information related to the intangible asset.
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

Bayer is responsible for commercialization activities outside the United States, and the companies share equally in profits from such sales. Within the United States, the Company is responsible for commercialization and retains profits from such sales. The Company is obligated to reimburse Bayer out of the Company's share of the collaboration profits for 50% of the agreed-upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and the Company's share of the collaboration profits, or at a faster rate at the Company's option. The Company's contingent reimbursement obligation to Bayer was approximately $315 million as of December 31, 2024.
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2024	2023	2022
Regeneron's share of profits	Collaboration revenue	$1,403.3	$1,376.4	$1,317.4
Reimbursement for manufacturing of ex-U.S. commercial supplies	Collaboration revenue	$95.7	$111.1	$91.4
One-time payment in connection with change in Japan arrangement	Collaboration revenue	$—	$—	$21.9
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)/Reduction of R&D expense	$(48.5)	$(44.0)	$16.7
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	As of December 31,
(In millions)	2024	2023
Accounts receivable, net	$349.9	$381.7
Deferred revenue	$216.3	$138.2
c. Roche
The Company is a party to a collaboration agreement with Roche to develop, manufacture, and distribute the casirivimab and imdevimab antibody cocktail (known as REGEN-COV® in the United States and Ronapreve™ in other countries). Under the terms of the collaboration agreement, the Company has the right to distribute the product in the United States while Roche has the right to distribute the product outside the United States. The parties share gross profits from worldwide sales based on a pre-specified formula.
Amounts recognized in the Company's Statements of Operations in connection with its Roche collaboration are as follows:

	Statement of Operations Classification	Year Ended December 31,
(In millions)		2024	2023	2022
Regeneron's share of profits	Collaboration revenue	$1.4	$224.3	$627.3
Other	Collaboration revenue	$—	$(13.3)	$—
Reimbursement of research and development expenses from Roche was not material for the years ended December 31, 2024, 2023, and 2022.
Contract balances in the Company's Balance Sheets in connection with the Roche collaboration were not material as of December 31, 2024 and 2023.
d. Other
In addition to the collaboration and license agreements discussed above, the Company has various other collaboration and license agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may be required to pay, or it may receive, additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones), which in the aggregate could be significant. The Company may also incur, or get reimbursed for, research and development costs.

Acquired In-process Research and Development ("IPR&D") Expenses
During the year ended December 31, 2024, the Company recorded as Acquired IPR&D expense a $45.0 million development milestone in connection with the Company's collaboration agreement with Sonoma Biotherapeutics, Inc.
During the year ended December 31, 2023, the Company recorded as Acquired IPR&D expense a $100.0 million development milestone in connection with its collaboration agreement with Alnylam Pharmaceuticals, Inc., a $45.0 million up-front payment in connection with its collaboration agreement with Sonoma, and a $30.0 million extension payment under its collaboration agreement with Intellia Therapeutics, Inc.
During the year ended December 31, 2022, the Company recorded as Acquired IPR&D expense a $195.0 million charge related to its acquisition of Checkmate Pharmaceuticals, Inc.
Royalties
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
For the years ended December 31, 2024, 2023, and 2022, the Company recorded royalty expense (net of reimbursements from collaborators, as applicable) of $82.9 million, $117.6 million, and $84.5 million, respectively, based on product sales under various licensing agreements.

4. Marketable Securities
Marketable securities as of December 31, 2024 and 2023 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 5) as well as equity securities of publicly traded companies (see Note 5).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of December 31, 2024	Cost Basis	Gains	Losses	Value
Corporate bonds	$8,226.9	$25.1	$(31.4)	$8,220.6
U.S. government and government agency obligations	4,820.5	3.4	(6.9)	4,817.0
Commercial paper	548.3	0.4	—	548.7
Certificates of deposit	380.6	0.5	—	381.1
Asset-backed securities	279.0	0.6	(0.3)	279.3
Sovereign bonds	82.7	0.1	(0.4)	82.4
	$14,338.0	$30.1	$(39.0)	$14,329.1

As of December 31, 2023
Corporate bonds	$6,492.5	$10.4	$(104.9)	$6,398.0
U.S. government and government agency obligations	4,839.6	2.4	(8.6)	4,833.4
Commercial paper	636.8	0.2	(0.2)	636.8
Certificates of deposit	520.8	0.6	—	521.4
Asset-backed securities	88.2	0.1	(1.2)	87.1
Sovereign bonds	58.1	—	(0.9)	57.2
	$12,636.0	$13.7	$(115.8)	$12,533.9
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of December 31, 2024 mature at various dates through December 2029. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	As of December 31,
(In millions)	2024	2023
Maturities within one year	$6,524.3	$8,114.8
Maturities after one year through five years	7,804.8	4,414.5
Maturities after five years	—	4.6
	$14,329.1	$12,533.9

The following table shows the fair value and gross unrealized losses by category and disaggregated by the length of time that the Company's available-for-sale debt securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$7,175.8	$(14.2)	$1,044.8	$(17.2)	$8,220.6	$(31.4)
U.S. government and government agency obligations	4,675.3	(6.2)	141.7	(0.7)	4,817.0	(6.9)
Sovereign bonds	63.3	(0.3)	19.1	(0.1)	82.4	(0.4)
Asset-backed securities	265.4	(0.3)	13.9	—	279.3	(0.3)
	$12,179.8	$(21.0)	$1,219.5	$(18.0)	$13,399.3	$(39.0)

As of December 31, 2023
Corporate bonds	$2,363.3	$(2.4)	$4,034.7	$(102.5)	$6,398.0	$(104.9)
U.S. government and government agency obligations	4,780.6	(6.0)	52.7	(2.6)	4,833.3	(8.6)
Sovereign bonds	12.4	(0.1)	44.8	(0.8)	57.2	(0.9)
Commercial paper	636.8	(0.2)	—	—	636.8	(0.2)
Asset-backed securities	61.8	(0.3)	25.3	(0.9)	87.1	(1.2)
	$7,854.9	$(9.0)	$4,157.5	$(106.8)	$12,012.4	$(115.8)
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
With respect to marketable securities, for the years ended December 31, 2024, 2023, and 2022, amounts reclassified from Accumulated other comprehensive loss into Other income (expense), net were related to realized gains/losses on sales of available-for-sale debt securities. For the years ended December 31, 2024, 2023, and 2022, realized gains/losses on sales of marketable securities were not material.
The Company recognized interest income of $711.4 million, $495.9 million, and $160.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, in Other income (expense), net.

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

(In millions)		Fair Value Measurements at Reporting Date
As of December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,452.2	$1,264.2	$188.0	$—
Available-for-sale debt securities:
Corporate bonds	8,220.6	—	8,220.6	—
U.S. government and government agency obligations	4,817.0	—	4,817.0	—
Commercial paper	548.7	—	548.7	—
Certificates of deposit	381.1	—	381.1	—
Asset-backed securities	279.3	—	279.3	—
Sovereign bonds	82.4	—	82.4	—
Equity securities (unrestricted)	1,052.1	1,052.1	—	—
Equity securities (restricted)(a)	43.2	43.2	—	—
Total assets	$16,876.6	$2,359.5	$14,517.1	$—

Liabilities:
Contingent consideration	$52.3	$—	$—	$52.3

As of December 31, 2023
Assets:
Cash equivalents	$928.1	$6.4	$921.7	$—
Available-for-sale debt securities:
Corporate bonds	6,398.0	—	6,398.0	—
U.S. government and government agency obligations	4,833.4	—	4,833.4	—
Commercial paper	636.8	—	636.8	—
Certificates of deposit	521.4	—	521.4	—
Asset-backed securities	87.1	—	87.1	—
Sovereign bonds	57.2	—	57.2	—
Equity securities (unrestricted)	864.5	864.5	—	—
Equity securities (restricted)	112.9	112.9	—	—
Total assets	$14,439.4	$983.8	$13,455.6	$—

Liabilities:
Contingent consideration	$43.7	$—	$—	$43.7

(a) Includes equity securities which are subject to transfer restrictions that expire in April 2026
In addition to the investments summarized in the table above, as of December 31, 2024 and 2023, the Company had $159.8 million and $74.3 million, respectively, in equity investments that do not have a readily determinable fair value. These investments are recorded within Other noncurrent assets. Also recorded within Other noncurrent assets as of December 31, 2024 were equity investments of $52.0 million which are measured at fair value based on Level 3 inputs; no such investments were held by the Company as of December 31, 2023.
During the year ended December 31, 2024, the Company recorded $117.7 million of net unrealized gains on equity securities in Other income (expense), net. During the years ended December 31, 2023 and 2022, the Company recorded $237.8 million and $39.8 million, respectively, of net unrealized losses on equity securities in Other income (expense), net. In addition, during the year ended December 31, 2023, the Company recorded a write-down of $29.0 million in Other income (expense), net related to the Company's investments in private companies.
The fair value of the Company's long-term debt (see Note 10), which was determined based on Level 2 inputs, was estimated to be $1.484 billion and $1.528 billion as of December 31, 2024 and 2023, respectively.
6. Inventories
Inventories consist of the following:

	As of December 31,
(In millions)	2024	2023
Raw materials	$879.5	$789.3
Work-in-process	1,342.3	1,121.8
Finished goods	139.8	147.3
Deferred costs	725.7	522.1
	$3,087.3	$2,580.5
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the years ended December 31, 2024, 2023, and 2022, Cost of goods sold included inventory write-offs and reserves of $126.3 million, $102.3 million, and $258.7 million, respectively. Inventory write-offs and reserves for the year ended December 31, 2022 primarily related to REGEN-COV.
7. Property, Plant, and Equipment
Property, plant, and equipment, net consists of the following:

	As of December 31,
(In millions)	2024	2023
Building and improvements	$2,573.2	$2,423.1
Leasehold improvements	154.5	133.9
Laboratory equipment	1,494.5	1,384.5
Computer equipment and software	450.8	389.7
Furniture, office equipment, and other	203.8	165.9
Land	288.2	283.1
Construction in progress	1,721.6	1,345.0
	6,886.6	6,125.2
Accumulated depreciation and amortization	(2,286.9)	(1,978.8)
	$4,599.7	$4,146.4
Property, plant, and equipment in the table above includes leased property under the Company's finance lease at its Tarrytown, New York corporate headquarters. See Note 11.
Depreciation and amortization expense on property, plant, and equipment was $354.1 million, $328.8 million, and $303.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024 and 2023, $3.884 billion and $3.375 billion, respectively, of the Company's net property, plant, and equipment was located in the United States and $715.9 million and $771.4 million, respectively, was located outside the United States (primarily in Ireland).
8. Intangible Assets
Intangible assets, net consist of the following:

		As of December 31,
		2024			2023
(In millions)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired product rights - Libtayo	13 years	$1,347.7	$(254.3)	$1,093.4	$1,119.1	$(126.7)	$992.4
Other intangibles	8 years	10.0	(7.6)	2.4	10.0	(6.3)	3.7
Acquired in-process research and development	Indefinite	52.8	—	52.8	42.5	—	42.5
		$1,410.5	$(261.9)	$1,148.6	$1,171.6	$(133.0)	$1,038.6
During the years ended December 31, 2024 and 2023, the Company recorded additions to the Libtayo intangible asset related to contingent consideration due to Sanofi (see Note 3). In addition, during the years ended December 31, 2024 and 2023, the Company recorded indefinite-lived intangible assets in connection with the acquisition of in-process and research and development programs.
Amortization expense on intangible assets was $128.9 million, $92.2 million, and $37.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, assuming no changes in the gross carrying amount of intangible assets, amortization expense is estimated to be approximately $102 million for each of the years ending December 31, 2025 through December 31, 2029.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
(In millions)	2024	2023
Accrued payroll and related costs	$640.9	$618.2
Accrued clinical expenses	315.7	292.2
Accrued sales-related costs	786.2	780.8
Income tax-related costs	213.2	11.7
Other accrued expenses and liabilities	571.1	655.0
	$2,527.1	$2,357.9
10. Debt
a. Senior Notes
Long-term debt, net of underwriting discounts and offering expenses (which are being amortized as additional interest expense over the period of issuance through maturity), consists of the following:

	As of December 31,
(In millions)	2024	2023
1.750% Senior Notes due September 2030	$1,243.3	$1,242.2
2.800% Senior Notes due September 2050	741.1	740.7
	$1,984.4	$1,982.9

Interest on each series of senior notes is payable semi-annually until the applicable maturity dates. Interest expense related to the debt was $44.4 million in each of the years ended December 31, 2024, 2023, and 2022.
b. Credit Facility
The Company is party to an agreement with a syndicate of lenders (the "Credit Agreement") which provides for a $750.0 million senior unsecured five-year revolving credit facility (the "Credit Facility"). The Credit Agreement includes an option for the Company to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $500.0 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. The Credit Agreement also provides a $50.0 million sublimit for letters of credit.
Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. Regeneron Pharmaceuticals, Inc. has guaranteed all obligations under the Credit Facility. The Credit Agreement includes an option for the Company to elect to extend the maturity date of the Credit Facility beyond December 2027, subject to the consent of the extending lenders and certain other conditions.
The Company had no borrowings outstanding under the Credit Facility as of December 31, 2024.
The Credit Agreement contains operating covenants and a maximum total leverage ratio financial covenant. The Company was in compliance with all covenants of the Credit Agreement as of December 31, 2024.
11. Leases
The Company conducts certain of its research, development, and administrative activities at leased facilities. The Company also leases vehicles and other assets.
Tarrytown, New York Corporate Headquarters
The Company leases laboratory and office facilities for its corporate headquarters in Tarrytown, New York (the "Facility") under the Third Amended and Restated Lease and Remedies Agreement (the "Lease") with BA Leasing BSC, LLC, an affiliate of Banc of America Leasing & Capital, LLC ("BAL"), as lessor, and the Third Amended and Restated Participation Agreement (the "Participation Agreement") with Bank of America, N.A., as administrative agent, and a syndicate of lenders (collectively with BAL, the "Participants"), as rent assignees. The Lease, Participation Agreement, and certain related agreements provide for $720.0 million of lease financing (previously advanced by the Participants in March 2017 in connection with the acquisition by BAL of the Facility and the Company's lease of the Facility from BAL), which matures when the term of the Lease expires in March 2027, at which time all amounts outstanding thereunder will become payable in full. The Company has the option to further extend the maturity date of the Participation Agreement and the term of the Lease for an additional five-year period, subject to the consent of the Participants and certain other conditions. The Company also has the option to (a) purchase the Facility by paying an amount equal to the outstanding principal amount of the Participants' advances under the Participation Agreement, all accrued and unpaid yield thereon, and all other outstanding amounts under the Participation Agreement, Lease, and certain related documents or (b) sell the Facility to a third party on behalf of BAL.
Pursuant to the Lease, the Company pays all maintenance, insurance, taxes, and other costs arising out of the use of the Facility. The Company is also required to make monthly payments of basic rent to satisfy the yield payable to the Participants on their outstanding advances under the Participation Agreement. Such advances accrue yield at a variable rate per annum based on the one-month forward-looking Secured Overnight Financing Rate ("SOFR") term rate, plus a spread adjustment, plus an applicable margin that varies with the Company's debt rating and total leverage ratio.
The Lease is classified as a finance lease as the Company has the option to purchase the Facility under terms that make it reasonably certain to be exercised. The agreements governing the Lease financing contain financial and operating covenants. Such financial covenants and certain of the operating covenants are substantially similar to the covenants set forth in the Credit Agreement. The Company was in compliance with all such covenants as of December 31, 2024.

Aggregate Lease Information
Amounts recognized in the Consolidated Balance Sheet related to the Company's leases are included in the table below.

		As of December 31,
(In millions)	Classification	2024	2023
Assets:
Finance lease right-of-use assets	Property, plant, and equipment, net(a)	$591.2	$605.7
Operating lease right-of-use assets	Other noncurrent assets(b)	217.4	78.0
		$808.6	$683.7

Liabilities:
Finance lease liabilities - noncurrent	Finance lease liabilities	$720.0	$720.0
Operating lease liabilities - current	Accrued expenses and other current liabilities	30.3	19.0
Operating lease liabilities - noncurrent	Other noncurrent liabilities	204.1	68.7
		$954.4	$807.7

(a) Finance lease right-of-use assets were recorded net of accumulated amortization of $148.4 million and $133.9 million as of December 31, 2024 and 2023, respectively.
(b) Operating lease right-of-use assets were recorded net of accumulated amortization of $78.4 million and $44.6 million as of December 31, 2024 and 2023, respectively.
Lease costs consist of the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
Operating lease costs	$36.5	$19.2	$12.4
Finance lease costs:
Amortization of finance lease right-of-use assets	14.5	14.5	14.5
Interest on finance lease liabilities	46.1	45.0	21.6
Total finance lease costs	60.6	59.5	36.1

Total lease costs	$97.1	$78.7	$48.5
Other information related to the Company's leases includes the following:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (in years):
Finance leases	2.2	3.2
Operating leases	7.2	7.4
Weighted-average discount rate:
Finance leases	5.03%	5.08%
Operating leases	5.52%	5.38%

Supplemental cash flow information related to the Company's leases includes the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities (included within cash flows from operating activities)	$41.4	$22.5	$7.7
Right-of-use assets obtained in exchange for operating lease liabilities	$188.1	$31.9	$35.1
The following is a maturity analysis of the Company's lease liabilities as of December 31, 2024:

(In millions)	Finance Leases	Operating Leases	Total
2025	$38.6	$43.1	$81.7
2026	36.8	44.8	81.6
2027	729.1	42.6	771.7
2028	—	33.2	33.2
2029	—	30.3	30.3
Thereafter	—	96.9	96.9
Total undiscounted lease payments	804.5	290.9	1,095.4
Imputed interest	(84.5)	(56.5)	(141.0)
Total lease liabilities	$720.0	$234.4	$954.4
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
a. Share Repurchase Programs
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

	Year Ended December 31,
(In millions)	2024	2023	2022
Number of shares	2.8	2.9	3.3
Total cost of shares	$2,613.9	$2,214.6	$2,099.8
As of December 31, 2024, $1.917 billion remained available for share repurchases under the April 2024 program.
In February 2025, the Company's board of directors authorized a share repurchase program to repurchase up to an additional $3.0 billion of the Company's Common Stock. The share repurchase program was approved under terms substantially similar to the repurchase programs described above.
b. Dividend
In February 2025, the Company's board of directors declared the Company's first quarterly cash dividend, in the amount of $0.88 per share on its Common Stock and Class A Stock. The cash dividend will be payable on March 20, 2025 to shareholders of record as of February 20, 2025.
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
Restricted stock awards grant Participants shares of restricted Common Stock. Such shares are nontransferable for a period determined by the Committee ("vesting period"). Should employment terminate, as specified in the Incentive Plans, except as determined by the Committee in its discretion and subject to the applicable Incentive Plan documents, the ownership of any unvested restricted stock awards will be transferred to the Company.
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
As of December 31, 2024, there were 13.1 million shares available for future grants under the Second Amended and Restated 2014 Incentive Plan.
a. Stock Options
The table below summarizes the activity related to stock option awards under the Company's Incentive Plans during 2024.

		Number of Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value (In millions)
Outstanding as of December 31, 2023		14.2	$534.13
2024:	Granted	1.9	$786.79
	Forfeited	(0.2)	$698.92
	Exercised	(3.2)	$454.70
Outstanding as of December 31, 2024		12.7	$588.47	6.1 years	$1,891.0

Vested and expected to vest as of December 31, 2024		12.3	$582.36	6.0 years	$1,888.5

Exercisable as of December 31, 2024		8.3	$495.19	4.7 years	$1,834.8
The Company satisfies stock option exercises with newly issued shares of the Company's Common Stock. The total intrinsic value of stock options exercised during 2024, 2023, and 2022 was $1.682 billion, $1.096 billion, and $1.214 billion, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.
The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2024, 2023, and 2022.

	Number of Options Granted (In millions)	Weighted-Average Exercise Price	Weighted-Average Fair Value
2024:
Exercise price equal to Market Price	1.9	$786.79	$235.32
2023:
Exercise price equal to Market Price	1.6	$835.91	$264.37
2022:
Exercise price equal to Market Price	2.0	$705.02	$220.88
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $376.0 million, $357.1 million, and $341.9 million, respectively, of stock-based compensation expense related to stock option awards (net of amounts capitalized as inventory, which were not material for each of the three years). As of December 31, 2024, there was $626.7 million of stock-based compensation cost related to unvested stock options, net of estimated forfeitures, which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 1.9 years.

Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2024, 2023, and 2022.

	2024	2023	2022
Expected volatility	25%	26%	28%
Expected lives from grant date	5.0 years	5.1 years	5.2 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.11%	4.29%	3.50%
Expected volatility has been estimated based on actual movements in the Company's stock price over the most recent historical periods equivalent to the options' expected lives. Expected lives are principally based on the Company's historical exercise experience with previously issued employee and board of directors' option grants. During 2024, 2023, and 2022, the expected dividend yield was zero as the Company had not paid dividends nor did it expect to at the time of option grants. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the options' expected lives.
b. Restricted Stock Awards and Time-Based Restricted Stock Units
A summary of the Company's activity related to restricted stock awards and time-based restricted stock units (excluding performance-based restricted stock units, which are detailed further below) (collectively, "restricted stock") during 2024 is summarized below.

		Number of Shares/Units (In millions)	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023		2.3	$705.37
2024:	Granted	1.0	$787.15
	Vested	(0.7)	$617.50
	Forfeited	(0.1)	$704.57
Unvested as of December 31, 2024		2.5	$760.35
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $554.7 million, $475.9 million, and $331.1 million, respectively, of stock-based compensation expense related to restricted stock (net of amounts capitalized as inventory, which were not material for each of the three years). As of December 31, 2024, there was $1.219 billion of stock-based compensation cost related to unvested restricted stock which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 2.3 years.

c. Performance-based Restricted Stock Units
Performance-based restricted stock units ("PSUs") have been granted to certain members of senior management of the Company. PSUs may be earned based upon the attainment of pre-established performance criteria, which may include a market and/or performance condition. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, a recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of a 4–6 year vesting period, as applicable. As of December 31, 2024 and 2023, 1.4 million PSUs were unvested with a weighted-average grant date fair value of $247.91 per unit. The number of unvested PSUs represents the maximum number of units that are eligible to be earned. During the year ended December 31, 2024, the Company did not grant new PSUs and no PSUs were vested, forfeited, or cancelled.
For each of the years ended December 31, 2024, 2023, and 2022 the Company recognized $52.1 million of stock-based compensation expense related to PSUs. As of December 31, 2024, there was $52.0 million of stock-based compensation cost related to unvested PSUs which had not yet been recognized. The Company expects to recognize this compensation cost on a straight-line basis over a weighted average period of 1.0 year.
Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of PSUs that were granted during 2022. The Company did not grant PSUs during 2024 and 2023.

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
Expenses recognized by the Company related to contributions to such plans were $90.2 million, $84.7 million, and $67.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

15. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. Components of income before income taxes consist of the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
United States	$(411.3)	$(362.3)	$839.9
Foreign	5,191.2	4,561.6	4,018.9
	$4,779.9	$4,199.3	$4,858.8
Components of income tax expense consist of the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
Current:
Federal	$1,092.6	$667.9	$968.5
State	(11.1)	7.7	7.4
Foreign	43.1	407.9	290.9
Total current tax expense	1,124.6	1,083.5	1,266.8
Deferred:
Federal	(935.5)	(834.5)	(797.7)
State	(4.9)	(6.5)	(2.7)
Foreign	183.1	3.2	54.0
Total deferred tax benefit	(757.3)	(837.8)	(746.4)
	$367.3	$245.7	$520.4
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(4.9)	(4.6)	(2.9)
Taxation of non-U.S. operations	(4.0)	(6.6)	(5.5)
Income tax credits	(3.5)	(3.2)	(2.0)
Foreign-derived intangible income deduction	(0.8)	(0.3)	(1.0)
Other permanent differences	(0.1)	(0.4)	1.1
Effective income tax rate	7.7%	5.9%	10.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
(In millions)	2024	2023
Deferred tax assets:
Capitalized research and development expenses	$2,530.2	$1,728.2
Deferred compensation	419.7	413.6
Accrued expenses	185.0	214.1
Fixed assets and intangible assets	145.1	154.8
Tax attribute carryforwards	84.1	88.7
Other	43.0	26.4
Total deferred tax assets	3,407.1	2,625.8

Deferred tax liabilities:
Unrealized gains on investments	(93.0)	(50.4)
Net deferred tax assets	$3,314.1	$2,575.4
The Company's federal income tax returns for 2017 through 2023 remain open to examination by the IRS. The Company's 2017 and 2018 federal income tax returns are currently under audit by the IRS. In general, the Company's state income tax returns from 2020 to 2023 remain open to examination. The Company's income tax returns outside the United States remain open to examination from 2019 to 2023. The United States and many states generally have statutes of limitation ranging from 3 to 5 years; however, those statutes could be extended due to the Company's tax credit carryforward position. In general, tax authorities have the ability to review income tax returns in which the statute of limitation has previously expired to adjust the tax credits generated in those years.
The following table reconciles the beginning and ending amounts of unrecognized tax benefits:

(In millions)	2024	2023	2022
Balance as of January 1	$696.4	$542.8	$410.9
Gross increases related to current year tax positions	353.5	153.4	136.9
Gross increases (decreases) related to prior year tax positions	264.8	3.2	(5.0)
Gross decreases due to settlements and lapse of statutes of limitations	(1.0)	(3.0)	—
Balance as of December 31	$1,313.7	$696.4	$542.8
In 2024, 2023, and 2022, the increases in unrecognized tax benefits primarily related to the Company's calculation of certain tax credits and other items related to the Company's international operations. Interest expense related to unrecognized tax benefits was $165.4 million, $77.2 million, and $38.0 million in 2024, 2023, and 2022, respectively. The Company expects the IRS to conclude its examination of the Company's 2017 and 2018 federal income tax returns within the next twelve months, and, as a result, the Company may be required to make a payment of approximately $120 million. The Company's unrecognized tax benefits for the years under examination exceed the expected payment amount, which would result in the Company recognizing a net tax benefit within the next twelve months.
The amount of net unrecognized tax benefits that, if settled, would impact the effective tax rate is $635.4 million, $442.5 million, and $373.7 million as of December 31, 2024, 2023, and 2022, respectively.

16. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company is unable to prevail in one or more of such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially adversely impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of December 31, 2024 and 2023, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.
Proceedings Relating to EYLEA (aflibercept) Injection
Certain of the Company's patents pertaining to EYLEA are subject to post-grant proceedings before the United States Patent and Trademark Office ("USPTO"), the European Patent Office (the "EPO"), or other comparable foreign authorities, including those described in greater detail below. In addition, the Company has filed patent infringement lawsuits in several jurisdictions alleging infringement of certain Company patents pertaining to EYLEA, including those described in greater detail below.
United States
U.S. Patent Litigation
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan, a wholly-owned subsidiary of Viatris Inc., in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for U.S. Food and Drug Administration ("FDA") approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On June 5, 2023, Biocon, as successor-in-interest to the aflibercept 2 mg biosimilar, was joined as a defendant to the lawsuit. A trial was held from June 12, 2023 through June 23, 2023 concerning certain claims of the '601 Patent, the '572 Patent, and the Company's U.S. Patent No. 11,084,865 (the "'865 Patent"). On December 27, 2023, the court issued a decision finding that (i) the asserted claims of the '865 Patent were valid and infringed by Mylan and Biocon and (ii) the asserted claims of the '601 and '572 Patents were infringed by Mylan and Biocon but were invalid as obvious. On June 11, 2024, the court granted the Company's motion for a permanent injunction, enjoining Mylan and Biocon from selling in the United States their aflibercept 2 mg biosimilar until the expiration of the '865 Patent. On June 21, 2024, Mylan and Biocon filed a notice of appeal of the court's December 27, 2023 and June 11, 2024 decisions to the Federal Circuit. An oral hearing concerning Mylan and Biocon's appeal has been scheduled for February 7, 2025.
On November 8, November 22, and November 29, 2023, respectively, the Company filed patent infringement lawsuits against Celltrion, Samsung Bioepis, and Formycon AG in the United States District Court for the Northern District of West Virginia following service on Regeneron of each company's notice of commercial marketing. The lawsuits allege that each company has infringed certain Company patents, including based on each company's filing for FDA approval of an aflibercept 2 mg biosimilar. On December 27, 2023, the Company filed a second patent infringement lawsuit against Samsung Bioepis in the United States District Court for the Northern District of West Virginia alleging that Samsung's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On June 14, June 21, and June 28, 2024, respectively, the court granted the Company's motions for preliminary injunctions against Samsung Bioepis, Formycon, and Celltrion. On June 14, June 25, and July 8, 2024, respectively, Samsung Bioepis, Formycon, and Celltrion filed notices of appeal of the court's preliminary injunction decisions to the Federal Circuit. An oral hearing concerning the respective appeals of Samsung Bioepis and Formycon was held on December 5, 2024. On January 29, 2025, the Federal Circuit affirmed the lower court's preliminary injunction decisions against Samsung Bioepis and Formycon. An oral hearing concerning Celltrion's appeal has been scheduled for February 7, 2025.
On January 10, 2024, the Company filed a patent infringement lawsuit against Amgen in the United States District Court for the Central District of California alleging that Amgen's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding paragraph. On June 7, 2024, the Company filed a motion for a preliminary injunction against Amgen. On September 23, 2024, the court denied the Company's motion for a preliminary injunction, and the Company filed (i) a notice of appeal of such decision to the Federal Circuit, (ii) a motion for an immediate administrative stay, and (iii) a motion for a temporary injunction preventing Amgen from launching its aflibercept 2 mg biosimilar during the pendency of such appeal. On September 25, 2024, the Federal Circuit issued an administrative stay pending its review of the Company's temporary injunction motion. On October 22, 2024, the Federal Circuit denied the Company's temporary injunction motion and lifted the administrative stay. An expedited oral hearing concerning the Company's appeal of the court's preliminary injunction decision was held on January 14, 2025.

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
Post-Grant Proceedings Before the USPTO
On November 20, 2024, November 29, 2024, and January 15, 2025, Samsung Bioepis Co., Ltd., Formycon AG, and Celltrion Inc., respectively, filed inter partes review ("IPR") petitions in the USPTO against the Company's U.S. Patent No. 11,084,865 (the "'865 Patent"), each seeking a declaration that the '865 Patent is invalid.
Europe
EPO Post-Grant Proceedings
Various parties, including Amgen and other anonymous parties, are seeking revocation of the Company's European Patent Nos. 2,944,306 (the "'306 Patent"), 3,716,992 (the "'992 Patent"), and 3,384,049 (the "'049 Patent") before the Opposition Division of the EPO. On November 26, 2024, following an oral hearing, the Opposition Division ("OD") of the EPO announced its decision to revoke the '306 Patent. The Company plans to appeal the OD's decision. Oral proceedings concerning the '992 Patent are scheduled for October 2025.
Country-Specific Proceedings
Various parties, including Amgen, Samsung Bioepis, and Formycon and/or their affiliated entities, are seeking revocation of the '306 Patent, the '992 Patent, and the Company's European Patent No. 2,364,691 (the "'691 Patent") and/or a declaration that its aflibercept 2 mg biosimilar would not infringe these patents in several European national courts (including those in France, Germany, Italy, the Netherlands, and the United Kingdom). In the United Kingdom, the Company has filed a preemptive counterclaim against Formycon AG and Klinge Biopharma GmbH, Samsung Bioepis UK Limited, and Amgen Inc. for infringement of the '306 Patent and the '691 Patent. In Germany, a trial concerning the '691 Patent has been scheduled to begin in June 2025. In the United Kingdom, trials concerning the '691 and '306 Patents have been scheduled to begin in June 2025, and the '992 Patent proceedings are stayed pending resolution of the EPO proceedings concerning this patent. In the Netherlands, a trial concerning the '691 and '306 Patents has been scheduled to begin in July 2025.
The Company has commenced proceedings in Belgium against various parties, including Amgen Inc., Celltrion Inc., Sterigenics (Petit-Rechain) NV, and Sandoz GmbH, for infringement of the Company's European Patent No. 1,183,353 (as extended by Supplementary Protection Certificate 2013C/029).
Canada
Proceedings against Amgen Canada
On May 9, 2023, Amgen Canada Inc. ("Amgen Canada") filed invalidation proceedings against the Company in the Federal Court of Canada seeking revocation of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent") and 3,007,276 (the "'276 Patent"). On September 14, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of Bayer Healthcare LLC's Canadian Patent No. 2,970,315 (the "'315 Patent"). On September 14, 2023, the Company and Bayer Inc. filed three separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 3,129,193 (the "'193 Patent"), 2,965,495 (the "'495 Patent"), and 2,906,768 (the "'768 Patent"), respectively. On October 11, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed two separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's '510 Patent and '276 Patent, respectively. On May 7, 2024 and June 28, 2024, respectively, Amgen filed a summary trial motion with respect to the '510 Patent and a motion to delist the '276 Patent from the Canada Patent Register. On November 20, 2024, the court granted Amgen's motion to delist the '276 Patent from the Canada Patent Register, which decision has been appealed by the Company and Bayer. A trial for the lawsuits concerning the '510 Patent and the '276 Patent has been scheduled for May–June 2025; and a trial for the lawsuits concerning the '315 Patent and the '193 Patent has been scheduled for August–September 2025.

Proceedings against Sandoz
On January 24, 2025, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Sandoz Canada Inc. in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the '510 Patent, the '276 Patent, the '495 Patent, the '768 Patent, the '193 Patent, the '315 Patent, and Canadian Patent No. 3,137,326 (the "'326 Patent").
South Korea
On October 31, 2022 and December 13, 2022, Samsung Bioepis Co., Ltd. initiated invalidation proceedings before the Intellectual Property Trial and Appeal Board of the Korean Intellectual Property Office ("KIPO") against the Company's Korean Patent Nos. 1131429 (the "'429 Patent") and 1406811 (the "'811 Patent"), respectively, seeking revocation of each such patent in its entirety. On October 23, 2024, the KIPO maintained the '811 Patent as valid, and Samsung appealed this decision on November 6, 2024. On November 20, 2024, the KIPO maintained the '429 Patent as valid in an amended form that no longer contains claims to aflibercept.
The Company and, as applicable, Bayer Consumer Care AG, have also filed patent infringement lawsuits in the Seoul Central District Court against various parties including Samsung Bioepis Co., Ltd. and its parent company Samsung Biologics Co., Ltd., Sam Chun Dang Pharm. Co., Ltd. and OPTUS Pharmaceutical Co., Ltd, and Celltrion Inc. These lawsuits seek damages and/or injunctive relief and allege that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar by the relevant defendant(s) would infringe one or more claims of the '811 Patent and/or the Company's Korean Patent Nos. 659477 (the "'477 Patent") and 2519234 (the "'234 Patent").
Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On June 19, 2020, Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") filed a patent infringement lawsuit (as amended on August 2, 2021) in the U.S. District Court for the Northern District of New York asserting claims of Novartis's U.S. Patent No. 9,220,631 (the "'631 Patent"). On November 13, 2024, this lawsuit was dismissed in light of the final resolution of the IPR proceeding discussed below.
On July 16, 2020, the Company initiated two IPR petitions in the USPTO seeking a declaration that the '631 Patent is invalid on two separate grounds. On October 25, 2022, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued a final written decision invalidating all claims of the '631 Patent; and on September 23, 2024, the Federal Circuit affirmed the PTAB's decision invalidating all claims of the '631 Patent.
On July 17, 2020, the Company filed an antitrust lawsuit against Novartis and Vetter Pharma International Gmbh ("Vetter") in the United States District Court for the Southern District of New York seeking a declaration that the '631 Patent is unenforceable and a judgment that the defendants' conduct violates Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). The Company is also seeking injunctive relief and treble damages. On September 21, 2021, this lawsuit was transferred to the Northern District of New York. On June 10, 2022, the Company filed an appeal of the District Court's decision to dismiss the amended complaint with the U.S. Court of Appeals for the Second Circuit (the "Second Circuit"). On March 18, 2024, the Second Circuit reversed the District Court's decision to dismiss the amended complaint and remanded the lawsuit to the District Court for further proceedings consistent with the Second Circuit's opinion. On November 19, 2024, the Company moved to transfer the lawsuit back to the Southern District of New York, which motion was granted on December 5, 2024.
Proceedings Relating to Praluent (alirocumab) Injection
United States
On May 27, 2022, the Company filed a lawsuit against Amgen Inc. in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On August 1 and 11, 2022, Amgen filed a motion to dismiss the complaint and a motion to stay these proceedings, respectively. On February 10, 2023, the court denied Amgen's motion to stay; and on March 21, 2023, the court denied Amgen's motion to dismiss. On August 28, 2023, the Company filed an amended complaint in this matter; and, as part of its response, on September 20, 2023, Amgen filed a counterclaim alleging that the Company engaged in unfair business practices in violation of state law. On May 22, 2024, Amgen filed a motion for summary judgment. An oral hearing on Amgen's motion for summary judgment was held on November 20, 2024. A trial has been scheduled to begin in May 2025.

Europe
On June 1, 2023, Sanofi filed an action in the Munich Central Division of the Unified Patent Court (the "UPC") seeking revocation of Amgen's European Patent No. 3,666,797 (the "'797 Patent"). The '797 Patent is a divisional patent of European Patent No. 2,215,124 (the "'124 Patent") (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '124 Patent), which was previously invalidated by the Technical Board of Appeal of the EPO. On July 16, 2024, following a trial, the Munich Central Division of the UPC issued a decision revoking the '797 Patent in its entirety. On September 16, 2024, Amgen appealed the decision of the Munich Central Division of the UPC to the Court of Appeal of the UPC. An oral hearing before the Court of Appeal of the UPC has been scheduled for May 2025.
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
Proceedings Relating to REGEN-COV (casirivimab and imdevimab)
On October 5, 2020, Allele Biotechnology and Pharmaceuticals, Inc. ("Allele") filed a lawsuit (as amended on April 8, 2021 and December 12, 2022) against the Company in the United States District Court for the Southern District of New York, asserting infringement of U.S. Patent No. 10,221,221. Effective December 5, 2024, the parties entered into a settlement agreement, pursuant to which this lawsuit has been dismissed.
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

In June 2021, the Company received a CID from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID states that the investigation concerns allegations that the Company (i) violated the False Claims Act by paying kickbacks to distributors and ophthalmology practices to induce purchase of EYLEA, including through discounts, rebates, credit card fees, free units of EYLEA, and inventory management systems; and (ii) inflated reimbursement rates for EYLEA by excluding applicable discounts, rebates, and benefits from the average sales price reported to the Centers for Medicare & Medicaid Services. The CID covers the period from January 2011 through June 2021. On November 29, 2023, the U.S. Department of Justice informed the Company that it had filed a notice of partial intervention in this matter. On March 28, 2024, the Department of Justice and the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint intervention (the "March 2024 Civil Complaint") in the U.S. District Court for the District of Massachusetts asserting causes of action under the federal False Claims Act and a claim for unjust enrichment. Also on March 28, 2024, the U.S. District Court of the District of Massachusetts unsealed a qui tam complaint against the Company, AmerisourceBergen, and Besse Medical by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states and municipalities, asserting causes of action under the federal False Claims Act and state and local laws, and alleging violations of the federal Anti-Kickback statute. On June 25, 2024, the States of Colorado, Georgia, Michigan, North Carolina, Texas, and Washington filed a civil complaint in partial intervention (the "June 2024 Civil Complaint") in the U.S. District Court for the District of Massachusetts asserting causes of action under various state laws. On July 18, 2024, the Company filed a motion to dismiss the March 2024 Civil Complaint and the June 2024 Civil Complaint. An oral hearing on the Company's motion to dismiss was held on December 16, 2024.
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
On June 24, 2024, a group of plaintiffs purporting to be assignees of claims by various Medicare Advantage plans and related entities filed a putative class action complaint in the U.S. District Court for the District of Columbia on behalf of Medicare Advantage plans and other payors. The lawsuit relates to the conduct alleged in the June 2020 Civil Complaint, March 2024 Civil Complaint, and June 2024 Civil Complaint discussed under "Department of Justice Matters" above. The lawsuit alleges causes of action under state law and RICO and seeks monetary damages and equitable relief. On October 22, 2024, the Company filed a motion to transfer the proceedings to the U.S. District Court for the District of Massachusetts or, in the alternative, to stay the proceedings or dismiss the proceedings. On January 28, 2025, pursuant to a stipulation among the parties, the proceedings were transferred to the U.S. District Court for the District of Massachusetts.

2021 Shareholder Derivative Complaint
On June 29, 2021, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the then-current and certain former members of the Company's board of directors and certain then-current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties in relation to the allegations in the June 2020 Civil Complaint discussed under "Department of Justice Matters" above. The complaint seeks an award of damages allegedly sustained by the Company; an order requiring Regeneron to take all necessary actions to reform and improve its corporate governance and internal procedures; disgorgement from the individual defendants of all profits and benefits obtained by them resulting from their sales of Regeneron stock; and costs and disbursements of the action, including attorneys' fees. On July 28, 2021, the defendants filed a notice of removal, removing the case from the New York Supreme Court to the U.S. District Court for the Southern District of New York. On September 23, 2021, the plaintiff moved to remand the case to the New York Supreme Court. Also on September 23, 2021, the individual defendants moved to dismiss the complaint in its entirety. On December 19, 2022, the U.S. District Court for the Southern District of New York denied the plaintiff's motion to remand the case and granted a motion to stay the case pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts concerning the allegations in the June 2020 Civil Complaint. As a result of the stay, the court also terminated the Company's motion to dismiss the complaint without prejudice. The Company can therefore renew the motion to dismiss upon conclusion of the stay.
Class Action Civil Complaint
On January 7, 2025, a purported shareholder filed a putative class action civil complaint, on behalf of himself and all others similarly situated, in the U.S. District Court for the Southern District of New York against the Company and certain current and former executive officers of the Company. The complaint asserts violations of federal securities laws in connection with statements or disclosures purportedly related to the conduct alleged in the March 2024 Civil Complaint discussed under "Department of Justice Matters" above.
2025 Shareholder Derivative Complaints
On January 16 and January 22, 2025, purported shareholders filed two separate shareholder derivative complaints in the U.S. District Court for the Southern District of New York against members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaints each allege that the individual defendants, among other things, breached their fiduciary duties to the Company by failing to properly manage and oversee the Company in connection with the conduct alleged in the March 2024 Civil Complaint discussed under "Department of Justice Matters" above. The complaints also each allege that the individual defendants breached the federal securities laws, wasted corporate assets, and unjustly enriched themselves at the expense of the Company. The complaints each seek, among other things, an award of damages allegedly sustained by the Company as a result of the alleged misconduct of the individual defendants; an order requiring the individual defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures; and costs and disbursements of the applicable action, including attorneys' fees.
Sanofi Litigation
On November 18, 2024, the Company filed a lawsuit (as amended on December 20, 2024) in the United States District Court for the Southern District of New York against Sanofi and certain of its affiliated entities. The lawsuit alleges that the defendants breached certain provisions of the parties' Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009 (as amended, the "Collaboration Agreement"), concerning Sanofi's obligation to provide Regeneron with full access to material information relating to the commercialization of Dupixent or other products commercialized pursuant to the Collaboration Agreement and Regeneron's audit rights under the Collaboration Agreement. The lawsuit seeks a declaratory judgment, injunctive relief, damages, and other relief.

17. Net Income Per Share
The calculations of basic and diluted net income per share are as follows:

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Net income - basic and diluted	$4,412.6	$3,953.6	$4,338.4

Weighted average shares - basic	107.9	106.7	107.1
Effect of dilutive securities:
Stock options	4.8	4.9	4.9
Restricted stock awards and restricted stock units	2.4	2.1	1.5
Weighted average shares - diluted	115.1	113.7	113.5

Net income per share - basic	$40.90	$37.05	$40.51
Net income per share - diluted	$38.34	$34.77	$38.22
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Year Ended December 31,
(Shares in millions)	2024	2023	2022
Stock options	1.6	1.8	2.3
18. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2024	2023	2022
Cash and cash equivalents	$2,488.2	$2,730.0	$3,105.9
Restricted cash included in Other current assets	0.8	—	—
Restricted cash included in Other noncurrent assets	—	7.8	13.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$2,489.0	$2,737.8	$3,119.4
Restricted cash consists of amounts held by financial institutions pursuant to contractual arrangements.
Supplemental disclosure of non-cash investing and financing activities

	As of December 31,
(In millions)	2024	2023	2022
Accrued capital expenditures	$151.6	$75.4	$70.8
Accrued contingent consideration in connection with acquisitions	$62.7	$71.6	$135.5