Form 10-Q
period 2025-03-31
REGENERON PHARMACEUTICALS, INC.
filed 2025-04-29
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of April 15, 2025:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,817,146
Common Stock, $.001 par value	106,148,351

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"Altibodies™," "ARCALYST®," "Evkeeza®," "EYLEA®," "EYLEA HD®," "Inmazeb®," "Libtayo®," "Lynozyfic™," "Ordspono™," "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "RGC®," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," "Veopoz®," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,090.2	$2,488.2
Marketable securities	5,259.2	6,524.3
Accounts receivable, net	5,561.0	6,211.9
Inventories	3,192.4	3,087.3
Prepaid expenses and other current assets	468.9	349.2
Total current assets	17,571.7	18,660.9

Marketable securities	9,276.3	8,900.1
Property, plant, and equipment, net	4,694.2	4,599.7
Intangible assets, net	1,167.0	1,148.6
Deferred tax assets	3,442.9	3,314.1
Other noncurrent assets	1,393.1	1,136.0
Total assets	$37,545.2	$37,759.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$705.5	$789.5
Accrued expenses and other current liabilities	2,241.8	2,527.1
Deferred revenue	619.3	627.7
Total current liabilities	3,566.6	3,944.3

Long-term debt	1,984.8	1,984.4
Finance lease liabilities	720.0	720.0
Deferred revenue	211.8	185.7
Other noncurrent liabilities	1,674.4	1,571.4
Total liabilities	8,157.6	8,405.8

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; shares issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2025 and 2024	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 136.1 in 2025 and 136.0 in 2024	0.1	0.1
Additional paid-in capital	13,192.1	12,855.9
Retained earnings	32,384.4	31,672.9
Accumulated other comprehensive income (loss)	29.1	(7.9)
Treasury Stock, at cost; 29.7 shares in 2025 and 28.2 shares in 2024	(16,218.1)	(15,167.4)
Total stockholders' equity	29,387.6	29,353.6
Total liabilities and stockholders' equity	$37,545.2	$37,759.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Statements of Operations
Revenues:
Net product sales	$1,415.6	$1,761.3
Collaboration revenue	1,531.2	1,266.8
Other revenue	81.9	116.9
	3,028.7	3,145.0

Expenses:
Research and development	1,327.4	1,248.4
Acquired in-process research and development	12.3	7.1
Selling, general, and administrative	633.0	689.0
Cost of goods sold	265.5	240.4
Cost of collaboration and contract manufacturing	198.8	193.4
Other operating expense (income), net	—	15.3
	2,437.0	2,393.6

Income from operations	591.7	751.4

Other income (expense):
Other income (expense), net	322.0	(34.6)
Interest expense	(8.7)	(16.1)
	313.3	(50.7)

Income before income taxes	905.0	700.7

Income tax expense (benefit)	96.3	(21.3)

Net income	$808.7	$722.0

Net income per share - basic	$7.58	$6.70
Net income per share - diluted	$7.27	$6.27

Weighted average shares outstanding - basic	106.7	107.8
Weighted average shares outstanding - diluted	111.2	115.1

Statements of Comprehensive Income
Net income	$808.7	$722.0
Other comprehensive income (loss), net of tax:
Unrealized gain on debt securities	38.1	3.5
(Loss) gain on foreign currency translation	(1.1)	0.2
Comprehensive income	$845.7	$725.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	1.8	$—	136.0	$0.1	$12,855.9	$31,672.9	$(7.9)	(28.2)	$(15,167.4)	$29,353.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	62.9	—	—	—	—	62.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(4.4)	—	—	—	—	(4.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	17.8	—	—	—	1.7	19.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.5)	(1,052.4)	(1,052.4)
Dividends declared	—	—	—	—	1.0	(97.2)	—	—	—	(96.2)
Stock-based compensation charges	—	—	—	—	258.9	—	—	—	—	258.9
Net income	—	—	—	—	—	808.7	—	—	—	808.7
Other comprehensive income, net of tax	—	—	—	—	—	—	37.0	—	—	37.0
Balance, March 31, 2025	1.8	$—	136.1	$0.1	$13,192.1	$32,384.4	$29.1	(29.7)	$(16,218.1)	$29,387.6

Balance, December 31, 2023	1.8	$—	133.1	$0.1	$11,354.0	$27,260.3	$(80.9)	(25.5)	$(12,560.4)	$25,973.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.5	—	672.4	—	—	—	—	672.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(335.9)	—	—	—	—	(335.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.8	—	—	—	1.7	20.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.3)	(298.0)	(298.0)
Stock-based compensation charges	—	—	—	—	233.3	—	—	—	—	233.3
Net income	—	—	—	—	—	722.0	—	—	—	722.0
Other comprehensive income, net of tax	—	—	—	—	—	—	3.7	—	—	3.7
Balance, March 31, 2024	1.8	$—	134.2	$0.1	$11,942.6	$27,982.3	$(77.2)	(25.8)	$(12,856.7)	$26,991.1

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$808.7	$722.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126.9	114.1
Stock-based compensation expense	255.7	230.1
(Gains) losses on marketable and other securities, net	(139.9)	196.1
Other non-cash items, net	3.2	0.1
Deferred income taxes	(139.1)	(190.4)
Changes in assets and liabilities:
Decrease in accounts receivable	657.8	446.8
Increase in inventories	(152.3)	(155.8)
Increase in prepaid expenses and other assets	(179.5)	(77.9)
Increase in deferred revenue	17.7	116.9
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(214.1)	110.5
Total adjustments	236.4	790.5
Net cash provided by operating activities	1,045.1	1,512.5

Cash flows from investing activities:
Purchases of marketable and other securities	(2,539.3)	(5,657.5)
Sales or maturities of marketable and other securities	3,458.3	4,132.2
Capital expenditures	(229.3)	(133.9)
Payments for Libtayo intangible asset	(42.2)	(27.9)
Net cash provided by (used in) in investing activities	647.5	(1,687.1)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	60.6	682.1
Payments in connection with Common Stock tendered for employee tax obligations	(4.3)	(343.7)
Repurchases of Common Stock	(1,041.4)	(291.3)
Dividends paid	(93.8)	—
Other	(10.3)	—
Net cash (used in) provided by financing activities	(1,089.2)	47.1

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.6	(0.5)

Net increase (decrease) in cash, cash equivalents, and restricted cash	604.0	(128.0)

Cash, cash equivalents, and restricted cash at beginning of period	2,489.0	2,737.8

Cash, cash equivalents, and restricted cash at end of period	$3,093.0	$2,609.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Financial Statements
Basis of Presentation
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2024 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
	January 1, 2027 for annual reporting periods and January 1, 2028 for interim reporting periods	Currently evaluating impact

2. Product Sales
Net product sales consist of the following:

		Three Months Ended March 31,
(In millions)		2025	2024
EYLEA HD®	U.S.	$306.8	$200.0
EYLEA®	U.S.	736.0	1,201.6
Total EYLEA HD and EYLEA	U.S.	1,042.8	1,401.6
Libtayo®	U.S.	192.5	159.2
Libtayo	Rest of world	92.6	104.7
Total Libtayo	Global	285.1	263.9
Praluent®	U.S.	56.8	70.0
Evkeeza®	U.S.	30.9	24.8
Inmazeb®	Rest of world	—	1.0
		$1,415.6	$1,761.3
As of March 31, 2025 and December 31, 2024, the Company had $3.760 billion and $4.278 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that each accounted for more than 10% of total gross product revenue for the three months ended March 31, 2025 and 2024. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended March 31,
	2025	2024
Customer A	51%	51%
Customer B	25%	24%
3. Collaboration, License, and Other Agreements
a. Sanofi
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. The Company is obligated to reimburse Sanofi for 30% to 50% of development expenses that were funded by Sanofi (i.e., "development balance") based on the Company's share of collaboration profits; however, the Company is only required to apply 20% of its share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of March 31, 2025, the Company's contingent reimbursement obligation to Sanofi in connection with the development balance was approximately $1.453 billion.
Sanofi leads commercialization activities for products under the collaboration, subject to the Company's right to co-commercialize such products. The parties equally share profits from sales within the United States. The parties share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron).

Amounts recognized in the Company's Statements of Operations in connection with its Sanofi collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2025	2024
Regeneron's share of profits	Collaboration revenue	$1,018.2	$804.0
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$165.0	$105.8
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(15.5)	$(18.6)
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$159.2	$139.5
The following table summarizes contract balances in connection with the Company's Sanofi collaboration:

	March 31,	December 31,
(In millions)	2025	2024
Accounts receivable, net	$1,192.8	$1,216.2
Deferred revenue	$549.5	$571.7
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
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2025	2024
Regeneron's share of profits	Collaboration revenue	$317.3	$333.9
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$26.6	$22.1
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(9.4)	$(8.7)
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	March 31,	December 31,
(In millions)	2025	2024
Accounts receivable, net	$373.2	$349.9
Deferred revenue	$260.0	$216.3
c. Other
In addition to the collaboration and license agreements discussed above, the Company has various other collaboration and license agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may (i) incur, and/or get reimbursed for, research and development costs, and/or (ii) be required to pay, and/or may receive, additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones), which in the aggregate could be significant.

4. Net Income Per Share
The calculations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Net income - basic and diluted	$808.7	$722.0

Weighted average shares - basic	106.7	107.8
Effect of dilutive securities:
Stock options	2.5	5.3
Restricted stock awards and restricted stock units	2.0	2.0
Weighted average shares - diluted	111.2	115.1

Net income per share - basic	$7.58	$6.70
Net income per share - diluted	$7.27	$6.27
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended March 31,
(Shares in millions)	2025	2024
Stock options	4.8	1.5
Restricted stock awards and restricted stock units	1.0	—

5. Marketable Securities
Marketable securities as of March 31, 2025 and December 31, 2024 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of March 31, 2025	Cost Basis	Gains	Losses	Value
Corporate bonds	$8,540.9	$49.8	$(15.1)	$8,575.6
U.S. government and government agency obligations	3,531.8	5.7	(2.3)	3,535.2
Commercial paper	393.6	0.2	—	393.8
Certificates of deposit	414.1	0.3	—	414.4
Asset-backed securities	321.2	0.7	(0.2)	321.7
Sovereign bonds	60.0	0.3	(0.1)	60.2
	$13,261.6	$57.0	$(17.7)	$13,300.9

As of December 31, 2024
Corporate bonds	$8,226.9	$25.1	$(31.4)	$8,220.6
U.S. government and government agency obligations	4,820.5	3.4	(6.9)	4,817.0
Commercial paper	548.3	0.4	—	548.7
Certificates of deposit	380.6	0.5	—	381.1
Asset-backed securities	279.0	0.6	(0.3)	279.3
Sovereign bonds	82.7	0.1	(0.4)	82.4
	$14,338.0	$30.1	$(39.0)	$14,329.1
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of March 31, 2025 mature at various dates through January 2030. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	March 31,	December 31,
(In millions)	2025	2024
Maturities within one year	$5,259.2	$6,524.3
Maturities after one year through five years	8,041.7	7,804.8
	$13,300.9	$14,329.1

The following table shows the fair value and gross unrealized losses by category and disaggregated by the length of time that the Company's available-for-sale debt securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$7,982.1	$(4.1)	$593.5	$(11.0)	$8,575.6	$(15.1)
U.S. government and government agency obligations	3,473.9	(1.9)	61.3	(0.4)	3,535.2	(2.3)
Asset-backed securities	310.7	(0.2)	11.0	—	321.7	(0.2)
Sovereign bonds	60.2	(0.1)	—	—	60.2	(0.1)
	$11,826.9	$(6.3)	$665.8	$(11.4)	$12,492.7	$(17.7)

As of December 31, 2024
Corporate bonds	$7,175.8	$(14.2)	$1,044.8	$(17.2)	$8,220.6	$(31.4)
U.S. government and government agency obligations	4,675.3	(6.2)	141.7	(0.7)	4,817.0	(6.9)
Asset-backed securities	265.4	(0.3)	13.9	—	279.3	(0.3)
Sovereign bonds	63.3	(0.3)	19.1	(0.1)	82.4	(0.4)
	$12,179.8	$(21.0)	$1,219.5	$(18.0)	$13,399.3	$(39.0)
With respect to marketable securities, for the three months ended March 31, 2025 and 2024, amounts reclassified from Accumulated other comprehensive income (loss) into Other income (expense), net were related to realized gains/losses on sales of available-for-sale debt securities. For the three months ended March 31, 2025 and 2024, realized gains/losses on sales of marketable securities were not material.

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

(In millions)		Fair Value Measurements at Reporting Date
As of March 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,865.0	$660.1	$1,204.9	$—
Available-for-sale debt securities:
Corporate bonds	8,575.6	—	8,575.6	—
U.S. government and government agency obligations	3,535.2	—	3,535.2	—
Commercial paper	393.8	—	393.8	—
Certificates of deposit	414.4	—	414.4	—
Asset-backed securities	321.7	—	321.7	—
Sovereign bonds	60.2	—	60.2	—
Equity securities(a)	1,234.6	1,234.6	—	—
Total assets	$16,400.5	$1,894.7	$14,505.8	$—

Liabilities:
Contingent consideration	$10.3	$—	$—	$10.3

As of December 31, 2024
Assets:
Cash equivalents	$1,452.2	$1,264.2	$188.0	$—
Available-for-sale debt securities:
Corporate bonds	8,220.6	—	8,220.6	—
U.S. government and government agency obligations	4,817.0	—	4,817.0	—
Commercial paper	548.7	—	548.7	—
Certificates of deposit	381.1	—	381.1	—
Asset-backed securities	279.3	—	279.3	—
Sovereign bonds	82.4	—	82.4	—
Equity securities(a)	1,095.3	1,095.3	—	—
Total assets	$16,876.6	$2,359.5	$14,517.1	$—

Liabilities:
Contingent consideration	$52.3	$—	$—	$52.3

(a) Includes equity securities of $26.3 million and $43.2 million as of March 31, 2025 and December 31, 2024, respectively, that are subject to transfer restrictions expiring in April 2026

In addition to the investments summarized in the table above, the Company classified the following investments within Other noncurrent assets:
•As of March 31, 2025 and December 31, 2024, the Company had $316.8 million and $159.8 million, respectively, in equity securities that do not have a readily determinable fair value. The change in carrying value of such investments was a result of additional purchases.
•As of March 31, 2025 and December 31, 2024, the Company had equity securities held through ownership interest in an investment fund of $72.3 million and $52.0 million, respectively, which are measured at fair value based on Level 3 inputs.
During the three months ended March 31, 2025 and 2024, the Company recorded $139.7 million of net unrealized gains and $196.2 million of net unrealized losses, respectively, on equity securities in Other income (expense), net.
The fair value of the Company's long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.511 billion and $1.484 billion as of March 31, 2025 and December 31, 2024, respectively.
7. Inventories
Inventories consist of the following:

	March 31,	December 31,
(In millions)	2025	2024
Raw materials	$838.5	$879.5
Work-in-process	1,470.0	1,342.3
Finished goods	110.0	139.8
Deferred costs	773.9	725.7
	$3,192.4	$3,087.3
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 10.6% and (3.0%) for the three months ended March 31, 2025 and 2024, respectively. The Company's effective tax rate for the three months ended March 31, 2025 and 2024 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities. The Company's effective tax rate for the three months ended March 31, 2024 was also positively impacted by stock-based compensation.
The Company's 2017 and 2018 federal income tax returns are currently under audit by the IRS, and the Company expects to be effectively settled with the IRS during the second quarter of 2025. The unrecognized tax benefits for the years under examination exceed the expected payment amount; therefore, the Company expects to recognize a net tax benefit upon conclusion of such examinations.
9. Stockholders' Equity
a. Share Repurchase Programs
In January 2023, the Company's board of directors authorized a share repurchase program for up to $3.0 billion of the Company's Common Stock. In each of April 2024 and February 2025, the Company's board of directors authorized share repurchase programs for up to an additional $3.0 billion (up to $6.0 billion in the aggregate). The programs have no time limit and can be discontinued at any time.

The table below summarizes the shares of the Company's Common Stock that the Company repurchased and the cost of such shares, which were recorded as Treasury Stock.

	Three Months Ended March 31,
(In millions)	2025	2024
Number of shares	1.5	0.3
Total cost of shares	$1,052.4	$298.0
As of March 31, 2025, an aggregate of $3.874 billion remained available for share repurchases under the programs.
b. Dividends
In February 2025, the Company's board of directors declared the Company's first quarterly cash dividend. In March 2025, the Company paid a dividend of $0.88 per share on its Common Stock and Class A Stock to its shareholders.
Additionally, in April 2025, the Company's board of directors declared a cash dividend of $0.88 per share on its Common Stock and Class A Stock. The dividend will be payable to shareholders in June 2025.
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2025	2024
Cash and cash equivalents	$3,090.2	$2,602.0
Restricted cash included in Other current assets	2.8	—
Restricted cash included in Other noncurrent assets	—	7.8
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,093.0	$2,609.8
Restricted cash consists of amounts held pursuant to contractual arrangements and for dividends payable on certain equity awards.
Supplemental disclosure of non-cash investing and financing activities

	March 31,	December 31,	March 31,	December 31,
(In millions)	2025	2024	2024	2023
Accrued capital expenditures	$105.9	$151.6	$108.0	$75.4
Accrued contingent consideration in connection with acquisitions	$43.1	$62.7	$88.8	$71.6

11. Segment Information
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
In addition to the significant expense categories included within consolidated net income presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended March 31,
(In millions)	2025	2024
Direct research and development expenses(a)	$388.4	$408.3

Indirect research and development expenses:
Payroll and benefits	451.6	418.9
Lab supplies and other research and development costs	60.0	55.9
Occupancy and other operating costs	154.4	134.6
Total indirect research and development expenses	666.0	609.4

Clinical manufacturing costs	310.3	274.5

Reimbursement of research and development expenses by collaborators	(37.3)	(43.8)

Total research and development expenses	$1,327.4	$1,248.4

(a) Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse

12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company is unable to prevail in one or more of such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially adversely impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes accruals for loss contingencies associated with such proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of March 31, 2025 and December 31, 2024, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.
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
United States
U.S. Patent Litigation
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan Pharmaceuticals Inc. ("Mylan"), a wholly-owned subsidiary of Viatris Inc., in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for U.S. Food and Drug Administration ("FDA") approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On June 5, 2023, Biocon Biologics Inc. ("Biocon"), as successor-in-interest to the aflibercept 2 mg biosimilar, was joined as a defendant to the lawsuit. A trial was held from June 12, 2023 through June 23, 2023 concerning certain claims of the '601 Patent, the '572 Patent, and the Company's U.S. Patent No. 11,084,865 (the "'865 Patent"). On December 27, 2023, the court issued a decision finding that (i) the asserted claims of the '865 Patent were valid and infringed by Mylan and Biocon and (ii) the asserted claims of the '601 and '572 Patents were infringed by Mylan and Biocon but were invalid as obvious. On June 11, 2024, the court granted the Company's motion for a permanent injunction, enjoining Mylan and Biocon from selling in the United States their aflibercept 2 mg biosimilar until the expiration of the '865 Patent. On June 21, 2024, Mylan and Biocon filed a notice of appeal of the court's December 27, 2023 and June 11, 2024 decisions to the Federal Circuit. An oral hearing concerning Mylan and Biocon's appeal was held on February 7, 2025. On April 14, 2025, the parties entered into a settlement agreement, pursuant to which Mylan and Biocon's appeal to the Federal Circuit and all related litigation have been dismissed and Biocon will be precluded from launching its aflibercept 2 mg biosimilar until the second half of 2026.
On November 8, November 22, and November 29, 2023, respectively, the Company filed patent infringement lawsuits against Celltrion, Inc. ("Celltrion"), Samsung Bioepis Co., Ltd. ("Samsung Bioepis"), and Formycon AG ("Formycon") in the United States District Court for the Northern District of West Virginia following service on Regeneron of each company's notice of commercial marketing. The lawsuits allege that each company has infringed certain Company patents, including based on each company's filing for FDA approval of an aflibercept 2 mg biosimilar. On December 27, 2023, the Company filed a second patent infringement lawsuit against Samsung Bioepis in the United States District Court for the Northern District of West Virginia alleging that Samsung Bioepis's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On June 14, June 21, and June 28, 2024, respectively, the court granted the Company's motions for preliminary injunctions against Samsung Bioepis, Formycon, and Celltrion. On June 14, June 25, and July 8, 2024, respectively, Samsung Bioepis, Formycon, and Celltrion filed notices of appeal of the court's preliminary injunction decisions to the Federal Circuit. On January 29, 2025, the Federal Circuit affirmed the lower court's preliminary injunction decisions against Samsung Bioepis and Formycon; and on March 5, 2025, the Federal Circuit affirmed the lower court's preliminary injunction decision against Celltrion.
On January 10, 2024, the Company filed a patent infringement lawsuit against Amgen Inc. ("Amgen") in the United States District Court for the Central District of California alleging that Amgen's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding paragraph. On June 7, 2024, the Company filed a motion for a preliminary injunction against Amgen. On September 23, 2024, the court denied the Company's motion for a preliminary injunction, and the Company filed (i) a notice of appeal of such decision to the Federal Circuit, (ii) a motion for an immediate administrative stay, and (iii) a motion for a temporary injunction preventing Amgen from launching its aflibercept 2 mg biosimilar during the pendency of such appeal. On September 25, 2024, the Federal Circuit issued an administrative stay pending its review of the Company's temporary injunction motion. On October 22, 2024, the Federal Circuit denied the Company's temporary injunction motion and lifted the administrative stay. An expedited oral hearing concerning the Company's appeal of the court's preliminary injunction decision was held on January 14, 2025. On March 14, 2025, the Federal Circuit affirmed the lower court's preliminary injunction decision.
On August 26, 2024, the Company filed a patent infringement lawsuit against Sandoz Inc. ("Sandoz") in the United States District Court for the District of New Jersey alleging that Sandoz's filing for FDA approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On September 12, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding paragraphs.
Post-Grant Proceedings Before the USPTO
On November 20, 2024, November 29, 2024, and January 15, 2025, Samsung Bioepis, Formycon, and Celltrion, respectively, filed inter partes review ("IPR") petitions in the USPTO against the '865 Patent, each seeking a declaration that the '865 Patent is invalid.
Europe
EPO Post-Grant Proceedings
Various parties, including Amgen and other anonymous parties, are seeking revocation of the Company's European Patent Nos. 2,944,306 (the "'306 Patent"), 3,716,992 (the "'992 Patent"), and 3,384,049 (the "'049 Patent") before the Opposition Division of the EPO. On November 26, 2024, following an oral hearing, the Opposition Division ("OD") of the EPO announced its decision to revoke the '306 Patent. On March 11, 2025, the Company appealed the OD's decision. An oral hearing concerning the '992 Patent has been scheduled for October 2025.
Country-Specific Proceedings
Various parties, including Samsung Bioepis and Formycon and/or their affiliated entities, are seeking revocation of the '306 Patent, the '992 Patent, and the Company's European Patent No. 2,364,691 (the "'691 Patent") and/or a declaration that its aflibercept 2 mg biosimilar would not infringe these patents in several European national courts (including those in Belgium, France, Germany, Italy, the Netherlands, and the United Kingdom). In the United Kingdom, the Company has filed a preemptive counterclaim against Formycon, Klinge Biopharma GmbH, and Samsung Bioepis UK Limited for infringement of the '306 Patent and the '691 Patent. In April 2025, the Company and Amgen entered into a settlement agreement, pursuant to which Amgen is no longer party to the United Kingdom proceedings. In Germany, a trial concerning the '691 Patent has been scheduled to begin in June 2025. In the United Kingdom, trials concerning the '691 and '306 Patents have been scheduled to begin in June 2025, and the '992 Patent proceedings are stayed pending resolution of the EPO proceedings concerning this patent. In the Netherlands, a trial concerning the '691 and '306 Patents has been scheduled to begin in July 2025.
The Company has commenced proceedings in Belgium against various parties, including Amgen, Celltrion, Sterigenics (Petit-Rechain) NV, and Sandoz GmbH, for infringement of the Company's European Patent No. 1,183,353 (as extended by Supplementary Protection Certificate 2013C/029).
Canada
Proceedings against Amgen Canada
On May 9, 2023, Amgen Canada Inc. ("Amgen Canada") filed invalidation proceedings against the Company in the Federal Court of Canada seeking revocation of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent") and 3,007,276 (the "'276 Patent"). On September 14, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of Bayer Healthcare LLC's Canadian Patent No. 2,970,315 (the "'315 Patent"). On September 14, 2023, the Company and Bayer Inc. filed three separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 3,129,193 (the "'193 Patent"), 2,965,495 (the "'495 Patent"), and 2,906,768 (the "'768 Patent"), respectively. On October 11, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed two separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's '510 Patent and '276 Patent, respectively. On May 7, 2024 and June 28, 2024, respectively, Amgen Canada filed a summary trial motion with respect to the '510 Patent and a motion to delist the '276 Patent from the Canada Patent Register. On

November 20, 2024, the court granted Amgen Canada's motion to delist the '276 Patent from the Canada Patent Register, which decision has been appealed by the Company and Bayer. A trial for the lawsuits concerning the '510 Patent and the '276 Patent has been scheduled for May–June 2025; and a trial for the lawsuits concerning the '315 Patent and the '193 Patent has been scheduled for August–September 2025.
Proceedings against Sandoz
On January 24, 2025, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Sandoz Canada Inc. in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the '510 Patent, the '276 Patent, the '495 Patent, the '768 Patent, the '193 Patent, the '315 Patent, and Canadian Patent No. 3,137,326 (the "'326 Patent"). A trial for the lawsuits concerning the '510 Patent, the '276 Patent, the '315 Patent, and the '326 Patent has been scheduled for October–November 2026.
South Korea
On December 13, 2022, Samsung Bioepis initiated invalidation proceedings before the Intellectual Property Trial and Appeal Board of the Korean Intellectual Property Office ("KIPO") against the Company's Korean Patent No. 1406811 (the "'811 Patent"), seeking revocation of the '811 Patent in its entirety. On October 23, 2024, the KIPO maintained the '811 Patent as valid, and Samsung Bioepis appealed this decision on November 6, 2024.
The Company and, as applicable, Bayer Consumer Care AG, have also filed patent infringement lawsuits in the Seoul Central District Court against various parties including Samsung Bioepis and its parent company Samsung Biologics Co., Ltd. (collectively, "Samsung"), Sam Chun Dang Pharm. Co., Ltd. and OPTUS Pharmaceutical Co., Ltd, and Celltrion. These lawsuits seek damages and/or injunctive relief and allege that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar by the relevant defendant(s) would infringe one or more claims of the '811 Patent and/or the Company's Korean Patent Nos. 659477 (the "'477 Patent") and 2519234 (the "'234 Patent"). On February 7, 2025, the Seoul Central District Court granted the Company's preliminary injunction request against Samsung on the basis of the '811 Patent; Samsung has appealed that decision. The preliminary injunction against Samsung prohibits Samsung from manufacturing and selling its aflibercept 2 mg biosimilar in South Korea. Also on February 7, 2025, the Seoul Central District Court denied Regeneron's preliminary injunction request against Celltrion; Regeneron has appealed that decision.
Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On July 17, 2020, the Company filed an antitrust lawsuit (as amended on January 25, 2021) against Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") and Vetter Pharma International Gmbh in the United States District Court for the Southern District of New York seeking a judgment that the defendants' conduct relating to Novartis's attempt to assert its U.S. Patent No. 9,220,631 against Regeneron in 2020 violated Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"), and constituted tortious interference with contract. The Company is also seeking injunctive relief and treble damages. On September 21, 2021, this lawsuit was transferred to the Northern District of New York. On June 10, 2022, the Company filed an appeal of the District Court's decision to dismiss the amended complaint with the U.S. Court of Appeals for the Second Circuit (the "Second Circuit"). On March 18, 2024, the Second Circuit reversed the District Court's decision to dismiss the amended complaint and remanded the lawsuit to the District Court for further proceedings consistent with the Second Circuit's opinion. On November 19, 2024, the Company moved to transfer the lawsuit back to the Southern District of New York, which motion was granted on December 5, 2024.
Proceedings Relating to Praluent (alirocumab) Injection
United States
On May 27, 2022, the Company filed a lawsuit against Amgen in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On February 10, 2023, the court denied Amgen's motion to stay these proceedings; and on March 21, 2023, the court denied Amgen's motion to dismiss the complaint. On August 28, 2023, the Company filed an amended complaint in this matter; and, as part of its response, on September 20, 2023, Amgen filed a counterclaim alleging that the Company engaged in unfair business practices in violation of state law. On April 10, 2025, the court denied Amgen's motion for summary judgment. A trial has been scheduled to begin in May 2025.

Europe
On June 1, 2023, Sanofi filed an action in the Munich Central Division of the Unified Patent Court (the "UPC") seeking revocation of Amgen's European Patent No. 3,666,797 (the "'797 Patent"). The '797 Patent is a divisional patent of European Patent No. 2,215,124 (the "'124 Patent") (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '124 Patent), which was previously invalidated by the Technical Board of Appeal of the EPO. On July 16, 2024, following a trial, the Munich Central Division of the UPC issued a decision revoking the '797 Patent in its entirety. On September 16, 2024, Amgen appealed the decision of the Munich Central Division of the UPC to the Court of Appeal of the UPC. An oral hearing before the Court of Appeal of the UPC, originally scheduled for May 2025, has been postponed.
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
The Company and Sanofi are also seeking revocation of the '797 Patent at the EPO. On April 3, 2025, the Opposition Division of the EPO upheld the '797 Patent as valid. The Company and Sanofi have appealed this decision to the Technical Board of Appeal of the EPO.
Department of Justice Matters
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST®, and ZALTRAP®); and certain other related documents and communications. On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law (the "June 2020 Civil Complaint"). On September 27, 2023, the court (i) denied in part and granted in part the Company's motion for summary judgment and (ii) denied in its entirety the motion for partial summary judgment filed by the U.S. Attorney's Office for the District of Massachusetts. On October 25, 2023, the court certified for interlocutory appeal a portion of the court's September 27, 2023 order that addressed the causation standard applicable to the alleged violations of the federal Anti-Kickback Statute and federal False Claims Act. On February 18, 2025, the U.S. Court of Appeals for the First Circuit affirmed the portion of the court's September 27, 2023 order that had been certified for interlocutory appeal.
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
On June 24, 2024, a group of plaintiffs purporting to be assignees of claims by various Medicare Advantage plans and related entities filed a putative class action complaint in the U.S. District Court for the District of Columbia on behalf of Medicare Advantage plans and other payors. The lawsuit relates to the conduct alleged in the June 2020 Civil Complaint, March 2024 Civil Complaint, and June 2024 Civil Complaint discussed under "Department of Justice Matters" above. The lawsuit alleges causes of action under state law and RICO and seeks monetary damages and equitable relief. On October 22, 2024, the Company filed a motion to transfer the proceedings to the U.S. District Court for the District of Massachusetts or, in the alternative, to stay the proceedings or dismiss the proceedings. On January 28, 2025, pursuant to a stipulation among the parties, the proceedings were transferred to the U.S. District Court for the District of Massachusetts. On February 1, 2025, the parties jointly filed a stipulation to stay the action pending resolution of the proceedings before the same court concerning the allegations in the June 2020 Civil Complaint.
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
2025 Shareholder Derivative Complaints
On January 16 and January 22, 2025, purported shareholders filed two separate shareholder derivative complaints in the U.S. District Court for the Southern District of New York against members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaints each allege that the individual defendants, among other things, breached their fiduciary duties to the Company by failing to properly manage and oversee the Company in connection with the conduct alleged in the March 2024 Civil Complaint discussed under "Department of Justice Matters" above. The complaints also each allege that the individual defendants breached the federal securities laws, wasted corporate assets, and unjustly enriched themselves at the expense of the Company. The complaints each seek, among other things, an award of damages allegedly sustained by the Company as a result of the alleged misconduct of the individual defendants; an order requiring the individual defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures; and costs and disbursements of the applicable action, including attorneys' fees. On February 11, 2025, the parties filed a joint stipulation to consolidate the two separate shareholder derivative complaints.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. (where applicable, together with its subsidiaries, "Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others:
•competing drugs and product candidates that may be superior to, or more cost effective than, products marketed or otherwise commercialized by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Products") and product candidates being developed by Regeneron and/or its collaborators or licensees (collectively, "Regeneron's Product Candidates") (including biosimilar versions of Regeneron's Products);
•uncertainty of the utilization, market acceptance, and commercial success of Regeneron's Products and Regeneron's Product Candidates and the impact of studies (whether conducted by Regeneron or others and whether mandated or voluntary) or recommendations and guidelines from governmental authorities and other third parties or other factors beyond Regeneron's control on the commercial success of Regeneron's Products and Regeneron's Product Candidates;
•the nature, timing, and possible success and therapeutic applications of Regeneron's Products and Regeneron's Product Candidates and research and clinical programs now underway or planned, including without limitation those discussed or referenced in this report, Regeneron's and its collaborators' earlier-stage programs, and the use of human genetics in Regeneron's research programs;
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
•our ability to manufacture and manage supply chains for multiple products and product candidates and risks associated with tariffs and other trade restrictions;
•the ability of our collaborators, suppliers, or other third parties (as applicable) to perform manufacturing, filling, finishing, packaging, labeling, distribution, and other steps related to Regeneron's Products and Regeneron's Product Candidates;
•the availability and extent of reimbursement or copay assistance for Regeneron's Products from third-party payors and other third parties, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid;
•coverage and reimbursement determinations by such payors and other third parties and new policies and procedures adopted by such payors and other third parties;
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
•the impact of public health outbreaks, epidemics, or pandemics on our business; and
•risks associated with litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 12 to our Condensed Consolidated Financial Statements included in this report), risks associated with intellectual property of other parties and pending or future litigation relating thereto (including without limitation the patent litigation and other related proceedings described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition.

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
Selected financial information is summarized as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Revenues	$3,028.7	$3,145.0
Net income	$808.7	$722.0
Net income per share - diluted	$7.27	$6.27
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
		✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Dupixent® (dupilumab) Injection(b)	Atopic dermatitis (in adults, adolescents, and pediatrics aged 6 months and older)	✓	✓	✓
	Asthma (in adults and adolescents)	✓	✓	✓
	Asthma (in pediatrics 6–11 years of age)	✓	✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP") (in adults)	✓	✓	✓
	CRSwNP (in adolescents)	✓
	Chronic obstructive pulmonary disease ("COPD")	✓	✓	✓
	Eosinophilic esophagitis ("EoE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓	✓
	Prurigo nodularis	✓	✓	✓
	Chronic spontaneous urticaria ("CSU") (in adults and adolescents)	✓		✓
Libtayo® (cemiplimab) Injection	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓
	Metastatic or locally advanced first-line NSCLC (in combination with chemotherapy)	✓	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓
	Metastatic or recurrent second-line cervical cancer		✓	✓
Praluent® (alirocumab) Injection(c)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓
	HeFH in pediatrics and adolescents (8–17 years of age)	✓	✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
Kevzara® (sarilumab) Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓	✓
	Polyarticular juvenile idiopathic arthritis ("pJIA")	✓	✓
REGEN-COV®(d)	COVID-19		✓	✓
Evkeeza® (evinacumab) Injection(e)	HoFH (in adults, adolescents, and pediatrics)	✓	✓	✓
Ordspono™ (odronextamab)	Follicular lymphoma ("FL")		✓
	Diffuse large B-cell lymphoma ("DLBCL")		✓
Lynozyfic™ (linvoseltamab)	Relapsed/refractory multiple myeloma		✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab) Injection	Infection caused by Zaire ebolavirus	✓
Veopoz® (pozelimab) Injection	CD55-deficient protein-losing enteropathy ("CHAPLE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
ARCALYST® (rilonacept) Injection(f)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults, adolescents, and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(g)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓

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
(b) In collaboration with Sanofi
(c) The Company is solely responsible for the development and commercialization of Praluent in the United States and Sanofi is responsible for the development and commercialization of Praluent outside the United States

(d) In collaboration with Roche. Product is known as REGEN-COV in the United States and Ronapreve™ in other countries.
(e) The Company is solely responsible for the development and commercialization of Evkeeza in the United States and Ultragenyx is responsible for the development and commercialization of Evkeeza outside the United States

(f) Kiniksa is solely responsible for the development and commercialization of ARCALYST
(g) Sanofi is solely responsible for the development and commercialization of ZALTRAP

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

	Three Months Ended March 31,
	2025			2024			% Change
(In millions)	U.S.	ROW(f)	Total	U.S.	ROW	Total	(Total Sales)
EYLEA HD(a)	$306.8	$146.4	$453.2	$200.0	$15.2	$215.2	111%
EYLEA(a)	$736.0	$711.4	$1,447.4	$1,201.6	$834.2	$2,035.8	(29%)
Total EYLEA HD and EYLEA	$1,042.8	$857.8	$1,900.6	$1,401.6	$849.4	$2,251.0	(16%)
Dupixent(b)	$2,629.4	$1,036.2	$3,665.6	$2,218.0	$858.8	$3,076.8	19%
Libtayo(c)	$192.5	$92.6	$285.1	$159.2	$104.7	$263.9	8%
Praluent(d)	$56.8	$136.5	$193.3	$70.0	$131.3	$201.3	(4%)
Kevzara(b)	$72.8	$43.6	$116.4	$50.0	$44.1	$94.1	24%
Other products(e)	$31.1	$23.5	$54.6	$25.3	$18.9	$44.2	24%

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

(c) We record global net product sales of Libtayo and pay Sanofi a royalty on such sales
(d) We record net product sales of Praluent in the United States. Sanofi records net product sales of Praluent outside the United States and pays us a royalty on such sales, which is recorded within Other revenue.

(e) Included in this line item are products which are sold by us and others. Refer to "Results of Operations - Revenues" below for a complete listing of net product sales recorded by us. Not included in this line item are net product sales of ARCALYST, which are recorded by Kiniksa.

(f) Rest of world ("ROW")
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

Clinical Program	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA HD (aflibercept) 8 mg(a)		–RVO	–Pre-filled syringe (U.S.) –RVO (U.S.)(p) –Every 4-week dosing regimen for approved indications (U.S.)(p)
–Presented positive three-year data from extension study of Phase 3 wAMD trial at Angiogenesis, Exudation, and Degeneration ("Angiogenesis") 2025 annual meeting

–Presented positive data from Phase 3 QUASAR trial in RVO at Angiogenesis 2025 annual meeting

–FDA issued Complete Response Letters ("CRLs") for sBLA for addition of extended dosing intervals and for regulatory application for pre-filled syringe

–U.S. Food and Drug Administration ("FDA") decision for pre-filled syringe

–FDA decision on supplemental Biologics License Application ("sBLA") for RVO (target action date of August 19, 2025)

–FDA decision on sBLA for every 4-week dosing regimen (target action date of August 19, 2025)

Pozelimab(f) (REGN3918) Antibody to C5		–Geographic atrophy, cemdisiran combination(l)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit	–Ulcerative colitis	–Asthma in pediatrics (2–5 years of age) –Bullous pemphigoid(c) –CSU –Chronic pruritus of unknown origin ("CPUO") –Lichen simplex chronicus	–Asthma in pediatrics (6–11 years of age) (Japan) –CSU in adults and adolescents (EU) –Bullous pemphigoid (U.S. and EU)
–Approved by Japan's Ministry of Health, Labour and Welfare ("MHLW") for COPD

–Approved by FDA for CSU in adults and adolescents

–Resubmitted regulatory application for CSU in adults and adolescents in EU

–European Commission ("EC") decision on regulatory submission for CSU in adults and adolescents (second half 2025)

–FDA decision on sBLA (target action date of June 20, 2025) and EC decision on regulatory submission (first half 2026) for bullous pemphigoid

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Dupixent (dupilumab)(b) (continued)				–Presented positive data from Phase 2/3 bullous pemphigoid trial at 2025 American Academy of Dermatology ("AAD") Annual Meeting
Kevzara (sarilumab)(b) Antibody to IL-6R	–Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)			–Approved by EC for pJIA
Itepekimab(b) (REGN3500) Antibody to IL-33	–Non-cystic fibrosis bronchiectasis ("NCFB") –Chronic rhinosinusitis without nasal polyposis ("CRSsNP")	–COPD(e) –CRSwNP			–Report results from Phase 3 AERIFY-1 and AERIFY-2 trials in COPD (mid-2025)
REGN5713-5715 Multi-antibody therapy to Bet v 1		–Birch allergy
REGN1908-1909(f) Multi-antibody therapy to Fel d 1		–Cat allergy

Solid Organ Oncology

Libtayo (cemiplimab)(g) Antibody to PD-1	–Neoadjuvant CSCC –First-line NSCLC, BNT116(i) combination –Neoadjuvant NSCLC –Neoadjuvant hepatocellular carcinoma ("HCC")	–Adjuvant CSCC –Early-stage CSCC (intralesional)	–First-line NSCLC, monotherapy and chemotherapy combination (Japan) –Adjuvant CSCC (U.S. and EU)	–Reported positive interim data from Phase 3 study in adjuvant CSCC	–MHLW decision on regulatory submission for NSCLC, monotherapy and chemotherapy combination (second half 2025) –FDA decision on sBLA and EC decision on regulatory submission for adjuvant CSCC
Fianlimab(f) (REGN3767) Antibody to LAG-3	–First-line advanced NSCLC (Phase 2/3) –Perioperative NSCLC –Perioperative melanoma	–First-line metastatic melanoma(e) –Adjuvant melanoma		–Based on pre-planned interim analysis of two Phase 2/3 studies in first-line advanced NSCLC, Phase 2 portion of the studies will continue unchanged
–Initiate Phase 2 study (in combination with Libtayo) in first-line metastatic head and neck squamous cell carcinoma (2025)

–Report results from Phase 3 study versus pembrolizumab in first-line metastatic melanoma (second half 2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Fianlimab(f) (REGN3767) (continued)					–Report data from Phase 2/3 studies in first-line advanced NSCLC (first quarter 2026)
Vidutolimod Immune activator targeting TLR9
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–Platinum-resistant ovarian cancer				–Report additional data from study in platinum-resistant ovarian cancer (second half 2025)
Nezastomig (REGN5678) Bispecific antibody targeting PSMA and CD28	–Prostate cancer			–Reported additional data from study in prostate cancer at American Association for Cancer Research ("AACR") Annual Meeting
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors				–Report additional data from study in solid tumors (second half 2025)
Davutamig (REGN5093) Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC

Hematology

Pozelimab(f) (REGN3918) Antibody to C5		–Myasthenia gravis, cemdisiran combination(c)(l) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(l)			–Report results from Phase 3 cemdisiran combination study in myasthenia gravis (second half 2025)
Ordspono (odronextamab) Bispecific antibody targeting CD20 and CD3	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–FL(c)(e) –DLBCL(c)(e)	–FL (U.S.)		–FDA decision on BLA for relapsed/refractory FL (target action date of July 30, 2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Lynozyfic (linvoseltamab)(f) (REGN5458) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma (pivotal study)(c)(e) –Earlier (pre-malignant) multiple myeloma –Monoclonal gammopathy of undetermined significance ("MGUS") –Light chain amyloidosis ("ALA") (Phase 1/2)	–Multiple myeloma(c)(e)	–Relapsed/refractory multiple myeloma (U.S.)	–Approved by EC for relapsed/refractory multiple myeloma –Completed enrollment in Phase 3 confirmatory trial (LINKER-MM3) in relapsed/refractory multiple myeloma	–FDA decision on BLA for relapsed/refractory multiple myeloma (target action date of July 10, 2025)
Nexiguran ziclumeran (Nex-z, NTLA-2001)(j) TTR gene knockout using CRISPR/Cas9		–Transthyretin amyloidosis with cardiomyopathy ("ATTR-CM")(c)(m) –Hereditary transthyretin amyloidosis with polyneuropathy ("ATTRv-PN")(c)(m)
REGN9933 Antibody to Factor XI	–Thrombosis				–Initiate Phase 3 program (2025)
REGN7508 Antibody to Factor XI	–Thrombosis				–Initiate Phase 3 program (2025)
REGN7257 Antibody to IL2Rg	–Aplastic anemia
REGN7999 Antibody to TMPRSS6	–Iron overload in beta-thalassemia

Internal Medicine/Genetic Medicines

Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)			–Report results from Phase 3 study in FOP (second half 2025)
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	–Obesity(n)				–Report results from Phase 2 study in obesity (second half 2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Mibavademab(f)(o) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(c)(d)(e)
REGN5381 Agonist antibody to NPR1	–Heart failure –Uncontrolled hypertension
REGN7544 Antagonist antibody to NPR1	–Postural orthostatic tachycardia syndrome ("POTS") –Sepsis-induced hypotension
Rapirosiran (ALN-HSD)(k) RNAi therapeutic targeting HSD17B13	–Metabolic dysfunction-associated steatohepatitis ("MASH")
DB-OTO AAV-based gene therapy	–Hearing deficit due to variants of the otoferlin gene(c)(e)(m) (Phase 1/2)			–Presented updated data from Phase 1/2 trial at Association for Research in Otolaryngology’s Annual MidWinter Meeting	–Report additional data from Phase 1/2 study (mid-2025)

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
(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column captures submissions to U.S., EU, and Japan regulatory authorities
(i) BioNTech's BNT116 is an mRNA cancer vaccine
(j) In collaboration with Intellia
(k) Alnylam elected to opt-out of the product candidate. Under the terms of our agreement, Alnylam is entitled to receive royalties on sales of the product, if any.
(l) Under the terms of our license agreement for cemdisiran, Alnylam is entitled to receive royalties on sales (if any), as well as sales milestones
(m) FDA granted Regenerative Medicine Advanced Therapy ("RMAT") designation
(n) Studied in combination with semaglutide with and without garetosmab
(o) A Phase 2 study, sponsored by Eli Lilly, is also ongoing and testing the combination of tirzepatide and mibavademab compared with tirzepatide alone in patients with obesity
(p) Used priority review voucher in connection with this regulatory review

Additional Information - Clinical Development Programs
EYLEA HD
On April 18, 2025, the FDA issued a CRL regarding the sBLA for the addition of extended dosing intervals. The FDA indicated that the submitted data did not support extended dosing intervals greater than every 16 weeks. The Company is evaluating the FDA's decision.
The FDA issued a CRL for the EYLEA HD pre-filled syringe on April 23, 2025. The Company held several teleconferences with the FDA to better understand the contents of the CRL, and believes the key outstanding issue relates to a question posed by the FDA to a third-party component supplier. This component supplier has expeditiously responded to FDA requests for information. The CRL did not identify any issues with the safety or efficacy of EYLEA HD, the usability of the device, proposed labelling, or pre-approval inspection findings.
Fianlimab
In April 2025, a pre-planned interim analysis was conducted on two ongoing Phase 2/3 studies evaluating the combination of fianlimab and cemiplimab in first-line advanced NSCLC. Due to limited follow-up, the Phase 2 portion of the studies will continue unchanged until additional data are available. The next analyses for these studies are expected in the first quarter of 2026, at which time a decision whether to advance to Phase 3 is expected to be made. No new safety signals were observed in either study.
Collaboration, License, and Other Agreements
Sanofi
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the Antibody Collaboration, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of development expenses that were funded by Sanofi based on our share of collaboration profits; however, we are only required to apply 20% of our share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of March 31, 2025, the total amount of our contingent reimbursement obligation to Sanofi (i.e., "development balance") in connection with such development expenses was approximately $1.453 billion.
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
Under the terms of the collaboration, the parties perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development and co-commercialization agreement or a license agreement. The initial target nomination and discovery period of five years has been automatically extended until the earlier of seven years from the effective date of the collaboration or the achievement of certain milestones (the "Research Term"). In addition, we have an option to extend the Research Term for an additional five-year period for a research extension fee of $300.0 million.
We have also entered into various license agreements with Alnylam, with us as the licensee, including for cemdisiran (a small interfering RNA ("siRNA") therapeutic targeting the C5 component of the human complement pathway) as a monotherapy and for a combination consisting of cemdisiran and pozelimab.
Intellia
We and Intellia Therapeutics, Inc. are parties to a license and collaboration agreement to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development, including therapies focused on neurological and muscular diseases. We have the right to select targets under the license and collaboration agreement until April 2026.
Intellia leads the design of the editing methodology, we lead the design of the targeted viral vector delivery approach, and the parties share costs equally. Each company has the opportunity to lead potential development and commercialization of product candidates for a target, and the company that is not leading development and commercialization will have the option to enter into a co-development and co-commercialization agreement for the target.
Nex-z, which is in clinical development, is subject to a co-development and co-commercialization arrangement pursuant to which Intellia leads development activities and the parties share development expenses 75% (Intellia)/25% (us). If nex-z is commercialized, Intellia will lead commercialization activities and we will be entitled to 25% of any profits.
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
Results of Operations
Net Income

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Revenues	$3,028.7	$3,145.0
Operating expenses	2,437.0	2,393.6
Income from operations	591.7	751.4
Other income (expense)	313.3	(50.7)
Income before income taxes	905.0	700.7
Income tax expense (benefit)	96.3	(21.3)
Net income	$808.7	$722.0

Net income per share - diluted	$7.27	$6.27

Revenues

	Three Months Ended March 31,
(In millions)	2025	2024	$ Change
Net product sales:
EYLEA HD - U.S.	$306.8	$200.0	$106.8
EYLEA - U.S.	736.0	1,201.6	(465.6)
Total EYLEA HD and EYLEA - U.S.	1,042.8	1,401.6	(358.8)
Libtayo - U.S.	192.5	159.2	33.3
Libtayo - ROW	92.6	104.7	(12.1)
Total Libtayo - Global	285.1	263.9	21.2
Praluent - U.S.	56.8	70.0	(13.2)
Evkeeza - U.S.	30.9	24.8	6.1
Inmazeb - ROW	—	1.0	(1.0)
Total net product sales	$1,415.6	$1,761.3	$(345.7)

Collaboration revenue:
Sanofi	$1,183.2	$909.8	$273.4
Bayer	343.9	356.0	(12.1)
Other	4.1	1.0	3.1
Other revenue	81.9	116.9	(35.0)
Total revenues	$3,028.7	$3,145.0	$(116.3)
Net Product Sales
Net product sales of EYLEA HD increased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to higher sales volumes.
Net product sales of EYLEA for the three months ended March 31, 2025, compared to the same period in 2024, were negatively impacted by (i) lower volume as a result of continued competitive pressures (as described below), loss in market share to compounded bevacizumab due to patient affordability constraints, and the continued transition of patients to EYLEA HD, and (ii) a lower net selling price. In addition, total EYLEA and EYLEA HD net product sales were negatively impacted by lower wholesaler inventory levels at the end of the first quarter of 2025 compared to the end of the fourth quarter of 2024.
EYLEA net product sales have been, and are likely to continue to be, negatively impacted by increased competition from other anti-VEGF products, including biosimilars, as well as the transition of patients from EYLEA to EYLEA HD. The magnitude and duration of such impact is presently unknown. For more information, see Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - We are substantially dependent on the success of EYLEA, EYLEA HD, and Dupixent" and "The commercial success of our products and product candidates is subject to significant competition - Marketed Products." In addition, if independent not-for-profit patient assistance funds that provide copay assistance are unable to support eligible patients, this will likely have a continued negative impact on patient affordability resulting in lower utilization of higher-cost anti-VEGF agents.

Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2025	2024
Regeneron's share of profits	$1,018.2	$804.0
Reimbursement for manufacturing of commercial supplies(a)	165.0	105.8
Total Sanofi collaboration revenue	$1,183.2	$909.8

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Global net product sales of Dupixent and Kevzara are recorded by Sanofi, and we and Sanofi share profits on such sales.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended March 31,
(In millions)	2025	2024
Dupixent and Kevzara net product sales	$3,782.0	$3,170.9
Regeneron's share of collaboration profits in connection with commercialization of antibodies	$1,180.3	$925.9
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation(a)	(162.1)	(121.9)
Regeneron's share of profits	$1,018.2	$804.0

Regeneron's share of profits as a percentage of Dupixent and Kevzara net product sales	27%	25%

(a) See "Collaboration, License, and Other Agreements - Sanofi" above for additional details on our contingent reimbursement obligation
The increase in our share of profits for the three months ended March 31, 2025, compared to the same period in 2024, was driven by higher profits associated with Dupixent sales.

Bayer Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2025	2024
Regeneron's share of profits	$317.3	$333.9
Reimbursement for manufacturing of commercial supplies(a)	26.6	22.1
Total Bayer collaboration revenue	$343.9	$356.0

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Bayer records net product sales of EYLEA 8 mg and EYLEA outside the United States. Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States is summarized below:

	Three Months Ended March 31,
(In millions)	2025	2024
EYLEA 8 mg and EYLEA net product sales outside the United States	$857.8	$849.4
Regeneron's share of collaboration profit from sales outside the United States	$333.6	$350.5
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation(a)	(16.3)	(16.6)
Regeneron's share of profits	$317.3	$333.9
Regeneron's share of profits as a percentage of EYLEA 8 mg and EYLEA net product sales outside the United States	37%	39%

(a) See "Collaboration, License, and Other Agreements - Bayer" above for additional details on our contingent reimbursement obligation
Other Revenue
Other revenue decreased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to lower reimbursements for manufacturing commercial supplies as a result of timing of shipments, partially offset by higher royalties and share of profits earned in connection with license agreements. Other revenue for the three months ended March 31, 2025 and 2024 included $69.9 million and $47.4 million, respectively, of royalties and share of profits earned in connection with license agreements.

Operating Expenses

	Three Months Ended March 31,
(In millions, except headcount data)	2025	2024	Change
Research and development(a)	$1,327.4	$1,248.4	$79.0
Acquired in-process research and development	12.3	7.1	5.2
Selling, general, and administrative(a)	633.0	689.0	(56.0)
Cost of goods sold	265.5	240.4	25.1
Cost of collaboration and contract manufacturing(b)	198.8	193.4	5.4
Other operating expense (income), net	—	15.3	(15.3)
Total operating expenses	$2,437.0	$2,393.6	$43.4

Average headcount	15,158	13,677	1,481

(a) Includes costs incurred net of any cost reimbursements from collaborators
(b) Includes costs incurred in connection with manufacturing drug supplies for collaborators and others
Operating expenses for the three months ended March 31, 2025 and 2024 included $255.7 million and $230.1 million, respectively, of stock-based compensation expense related to equity awards granted under our long-term incentive plans.

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

	Three Months Ended March 31,
(In millions)	2025	2024*	$ Change
Direct research and development expenses:
Fianlimab	$51.5	$64.0	$(12.5)
Lynozyfic (linvoseltamab)	31.7	63.3	(31.6)
EYLEA HD (aflibercept) 8 mg	30.3	21.9	8.4
Itepekimab	28.3	19.3	9.0
Ordspono (odronextamab)	26.2	26.1	0.1
Dupixent (dupilumab)	25.5	36.3	(10.8)
Libtayo (cemiplimab)	20.8	22.6	(1.8)
Trevogrumab	15.5	7.1	8.4
Pozelimab	12.8	12.0	0.8
Other product candidates in clinical development and other research programs	145.8	135.7	10.1
Total direct research and development expenses	388.4	408.3	(19.9)

Indirect research and development expenses:
Payroll and benefits	451.6	418.9	32.7
Lab supplies and other research and development costs	60.0	55.9	4.1
Occupancy and other operating costs	154.4	134.6	19.8
Total indirect research and development expenses	666.0	609.4	56.6

Clinical manufacturing costs	310.3	274.5	35.8

Reimbursement of research and development expenses by collaborators	(37.3)	(43.8)	6.5

Total research and development expenses	$1,327.4	$1,248.4	$79.0

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Research and development expenses included stock-based compensation expense of $141.0 million and $123.0 million for the three months ended March 31, 2025 and 2024, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased for the three months ended March 31, 2025, compared to the same period in 2024, due to lower charitable contributions to an independent not-for-profit patient assistance organization and lower costs associated with the estimated amount payable for the Branded Prescription Drug Fee. Selling, general, and administrative expenses also included stock-based compensation expense of $95.2 million and $86.2 million for the three months ended March 31, 2025 and 2024, respectively.
Cost of Goods Sold

	Three Months Ended March 31,
(In millions, except gross margin on net product sales)	2025	2024
Cost of goods sold	$265.5	$240.4
Gross margin on net product sales(a)	81%	86%

(a) Gross margin on net product sales represents gross profit expressed as a percentage of total net product sales recorded by the Company. Gross profit is calculated as net product sales (see "Net Product Sales" section above) less cost of goods sold.

Gross margin on net product sales decreased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to higher inventory write-offs and reserves.
Other Operating Expense (Income)
Other operating expense (income), net, for the three months ended March 31, 2024 reflected a charge of $15.3 million related to the increase in the estimated fair value of the contingent consideration liability recognized in connection with our 2023 acquisition of Decibel Therapeutics, Inc.
Other Income (Expense)

	Three Months Ended March 31,
(In millions)	2025	2024
Unrealized gains (losses) on equity securities, net	$139.7	$(196.2)
Interest income	173.5	161.5
Other	8.8	0.1
Other income (expense), net	322.0	(34.6)
Interest expense	(8.7)	(16.1)
Total other income (expense)	$313.3	$(50.7)

Income Taxes

	Three Months Ended March 31,
(In millions, except effective tax rate)	2025	2024
Income tax expense (benefit)	$96.3	$(21.3)
Effective tax rate	10.6%	(3.0%)
Our effective tax rate for the three months ended March 31, 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities. Our effective tax rate increased for the three months ended March 31, 2025, compared to the same period in 2024, due to lower tax benefits from less stock option exercises.
Our 2017 and 2018 federal income tax returns are currently under audit by the IRS, and we expect to be effectively settled with the IRS during the second quarter of 2025. The unrecognized tax benefits for the years under examination exceed the expected payment amount; therefore, we expect to recognize a net tax benefit upon conclusion of such examinations.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31,	December 31,
(In millions)	2025	2024	$ Change
Financial assets:
Cash and cash equivalents	$3,090.2	$2,488.2	$602.0
Marketable securities - current	5,259.2	6,524.3	(1,265.1)
Marketable securities - noncurrent	9,276.3	8,900.1	376.2
	$17,625.7	$17,912.6	$(286.9)

Working capital:
Current assets	$17,571.7	$18,660.9	$(1,089.2)
Current liabilities	3,566.6	3,944.3	(377.7)
	$14,005.1	$14,716.6	$(711.5)

Borrowings and finance lease liabilities:
Long-term debt	$1,984.8	$1,984.4	$0.4
Finance lease liabilities	$720.0	$720.0	$—
As of March 31, 2025, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
(In millions)	2025	2024	$ Change
Cash flows provided by operating activities	$1,045.1	$1,512.5	$(467.4)
Cash flows provided by (used in) investing activities	$647.5	$(1,687.1)	$2,334.6
Cash flows (used in) provided by financing activities	$(1,089.2)	$47.1	$(1,136.3)
Cash Flows from Investing Activities
Capital expenditures for the three months ended March 31, 2025 included costs incurred in connection with the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York corporate headquarters. We expect to incur capital expenditures of $850 million to $950 million for the full year of 2025, including in connection with the continued expansion of our facilities in Tarrytown, New York.

Cash Flows from Financing Activities
Share Repurchase Programs
In each of April 2024 and February 2025, our board of directors authorized an additional share repurchase program for up to $3.0 billion of our Common Stock (up to $6.0 billion in the aggregate). The programs have no time limit and can be discontinued at any time. As of March 31, 2025, an aggregate of $3.874 billion remained available for share repurchases under the programs.
Dividends
In February 2025, our board of directors declared our first quarterly cash dividend. In March 2025, we paid a dividend of $0.88 per share on our Common Stock and Class A Stock to our shareholders.
Additionally, in April 2025, our board of directors declared a cash dividend of $0.88 per share on our Common Stock and Class A Stock. The dividend will be payable on June 6, 2025 to shareholders of record as of May 20, 2025.
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 5, 2025). There have been no material changes to critical accounting estimates during the three months ended March 31, 2025.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Condensed Consolidated Financial Statements included in this report for a description of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 5, 2025). There have been no material changes to our market risks or to our management of such risks as of March 31, 2025.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Risk Factors
As noted above, we are subject to a number of risks that if realized could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in this "Risk Factors" section. Please carefully consider all of the information in this Form 10-Q, including the full set of risks set forth in this "Risk Factors" section, and in our other filings with the Securities and Exchange Commission ("SEC") before making an investment decision regarding Regeneron.
Commercialization Risks
•We are substantially dependent on the success of EYLEA, EYLEA HD, and Dupixent.
•Sales of our products are dependent on the availability and extent of coverage and reimbursement or copay assistance from third-party payors and other third parties, including private payors and government programs such as Medicare and Medicaid.
•Product reimbursement and coverage policies and practices could change due to various factors such as drug price control measures that have been or may be enacted or introduced in the United States by various federal and state authorities.
•The commercial success of our products is subject to significant competition from products or product candidates that may be superior to, or more established or cost effective than, our products or product candidates, including biosimilars.
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
•Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales.
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
•Tax liabilities, tariffs and other trade restrictions, and other risks associated with our operations outside the United States could adversely affect our business.
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

•Public health outbreaks, epidemics, or pandemics have adversely affected and may in the future adversely affect our business.
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
We are substantially dependent on the success of EYLEA and, since its August 2023 FDA approval, EYLEA HD. EYLEA net product sales have historically represented a substantial portion of our revenues, and we expect that there will continue to be a concentration of our net sales from the net product sales of EYLEA HD and EYLEA. For the three months ended March 31, 2025 and 2024, our aggregate EYLEA HD and EYLEA net product sales in the United States represented 34% and 45% of our total revenues, respectively. For the three months ended March 31, 2025, EYLEA HD U.S. net product sales represented 29% of our aggregate EYLEA HD and EYLEA U.S. net product sales. If we are successful in commercializing EYLEA HD, we expect that our dependence on EYLEA HD will grow relative to our historical dependence on EYLEA. If we experience difficulty with the commercialization of EYLEA HD or EYLEA in the United States or if Bayer experiences any difficulty with the commercialization of EYLEA HD or EYLEA outside the United States, if EYLEA net product sales experience a sustained decline in or outside the United States without an offset from EYLEA HD net product sales, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed.
Commercialization of EYLEA and EYLEA HD in the United States and elsewhere is subject to significant competition (as described further below under "The commercial success of our products and product candidates is subject to significant competition"), which we expect to continue to increase in the future. For the three months ended March 31, 2025, EYLEA U.S. net product sales declined by 39% compared to the same period in 2024 as a result of competitive pressures and other factors described under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations." Following the expiration of the U.S. regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) in May 2024, several biosimilar versions of EYLEA have been approved by the FDA, and one such product has launched in the United States. EYLEA and/or EYLEA HD net product sales recorded by us are likely to be negatively impacted by biosimilar competition in the United States, which may have a material adverse impact on our results of operations. In addition, we expect that competition for EYLEA outside the United States will increase in the future when biosimilar versions of EYLEA (including those already approved but not yet launched) are brought to market in additional countries, which may negatively impact the amount of collaboration revenue we earn from Bayer. While we anticipate several regulatory decisions relevant to further commercialization of EYLEA HD as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development," there can be no assurance that any such milestones will be achieved or, if achieved, that they will enable us and Bayer to accelerate the ongoing launch and further commercialization of EYLEA HD. The degree to which EYLEA HD net product sales may offset further potential decreases in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
We also are substantially dependent on our share of profits from the commercialization of Dupixent under our Antibody Collaboration with Sanofi. For the three months ended March 31, 2025 and 2024, Sanofi collaboration revenue (most of which is attributable to our share of profits from the commercialization of Dupixent) represented 39% and 29% of our total revenues, respectively. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition may be materially harmed.
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

•sufficient coverage of, and reimbursement or copay assistance for, our marketed products by third-party payors and other third parties, including Medicare and Medicaid in the United States and other government and private payors in the United States and foreign jurisdictions, as well as U.S. and foreign payor restrictions on eligible patient populations and the reimbursement process (including drug price control measures that have been or may be enacted or introduced in the United States by various federal and state authorities);
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
•maintaining and successfully monitoring commercial manufacturing arrangements for our marketed products with third parties who perform fill/finish and bulk product manufacturing or other steps in the manufacture of such products to ensure that they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;
•our ability to meet the demand for commercial supplies of our marketed products;
•the outcome of the pending proceedings relating to EYLEA (described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
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
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the products we or they commercialize for the products' currently approved indications in the United States, EU, Japan, and other countries. If we or our collaborators fail to maintain regulatory compliance or satisfy other obligations for such products' currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies (such as those required under an accelerated approval by the FDA or other similar type of approval), or for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition."), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales" below.
Sales of our marketed products are dependent on the availability and extent of coverage and reimbursement and copay assistance from third-party payors and other third parties.
Sales of our marketed products in the United States are dependent, in large part, on the availability and extent of coverage and reimbursement from third-party payors, including private payor healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies ("PBMs"), and government programs such as Medicare and Medicaid. Such sales are also impacted by the ability of patients to afford copays and the availability and extent of copay assistance, including copay assistance provided by other third parties (such as not-for-profit patient assistance funds). Sales of our marketed products in other countries are also dependent, in large part, on complex coverage and reimbursement mechanisms and programs in those countries.
Our revenues and profitability will be materially adversely affected if such third-party payors and other third parties do not adequately defray or reimburse the cost of our marketed products. If third-party payors do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payors cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payors more expensive for patients. Third-party payors may also require prior authorization for reimbursement, require failure on another type of treatment, or impose other utilization management restrictions before covering a particular drug, particularly with respect to higher-priced drugs. Further, sales of our marketed products (such as EYLEA and EYLEA HD) in the United States may be adversely impacted by the lack of sufficient copay assistance from not-for-profit patient assistance funds. For example, a loss in market share to compounded bevacizumab due to patient affordability constraints impacted U.S. net product sales of EYLEA for the three months ended March 31, 2025, as further described under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations." If independent not-for-profit patient assistance funds that provide patient copay assistance are unable to support eligible patients, this will likely have a continued negative impact on patient affordability resulting in lower utilization of higher-cost anti-VEGF agents.
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
Government and other third-party payors (including PBMs) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria, such as step therapy (i.e., requiring the use of less costly medications before more costly medications are approved for coverage). Private payor healthcare and insurance providers, health maintenance organizations, and PBMs are increasingly requiring significant discounts and rebates from manufacturers as a condition to including products on formulary with favorable coverage and copayment/coinsurance. In addition, many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients, including more limited benefit plan designs, higher patient copay or coinsurance obligations, and limitations on patients' use of commercial manufacturer copay payment assistance programs (including through copay accumulator adjustment or maximization programs). Some states have also enacted or are considering legislation to control the prices and reimbursement of prescription drugs, including by establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs, setting upper payment limits, and/or implementing marketing cost disclosure and transparency measures. Additionally, state Medicaid programs have been increasingly requesting that manufacturers, including Regeneron, pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional healthcare reform measures in the future that will impose additional constraints on prices and reimbursements for our marketed products.

Further, there have been several recent U.S. Congressional inquiries, executive orders, and recently approved or proposed federal and state legislation, regulations, and policies (in addition to those already in effect) designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. Notably, in 2022 the U.S. Congress passed the Inflation Reduction Act ("IRA"), which includes, among other items, provisions regarding the following:
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
The full extent to which the policy changes described above will ultimately impact reimbursement levels of our marketed products, including those covered under Medicare Part B (such as EYLEA and EYLEA HD), or our product candidates that may be covered under Medicare Part B or Medicare Part D in the future, is currently unclear. In addition, the current U.S. administration is pursuing other measures to reduce the cost of drugs in the United States. For example, a recent executive order has directed the Secretary of the U.S. Department of Health and Human Services ("HHS") to take appropriate steps to, among other things, modify certain provisions of the Medicare Drug Price Negotiation Program, develop and implement a payment model to reduce the price of high-cost prescription drugs and biological products covered by Medicare, accelerate approval of generic and biosimilar products, and facilitate the ability of states to import pharmaceuticals from other countries. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our Company. Further, there can be no assurance that the U.S. administration will not pursue different or additional measures, such as those intended to more closely align U.S. drug prices with international drug prices (often referred to as "reference" or "international price index" drug pricing).
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
EYLEA and EYLEA HD. EYLEA and EYLEA HD face significant competition in the marketplace. For example, each of EYLEA and EYLEA HD competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); and biosimilar versions of Lucentis commercialized in the United States by Biogen Inc. and Sandoz Group AG. In addition, biosimilar versions of EYLEA have been approved both in and outside the United States. These include Amgen's Pavblu™ (aflibercept-ayyh), which launched in the United States in the fourth quarter of 2024. We expect that biosimilar competition for EYLEA will increase in the future when additional biosimilar versions of EYLEA are launched in the United States and other countries, the timing of which will depend on, among other factors, the outcome of the pending patent litigation proceedings described in Note 12 to our Condensed Consolidated Financial Statements included in this report and the expiration of the patents protecting EYLEA (including those set forth under Part I -

Item 1. "Business - Patents, Trademarks, and Trade Secrets" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 5, 2025)). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's and EYLEA HD's respective indications, and we are aware of another company developing an ophthalmic formulation of such product that has been approved in the EU. In DME (and, in the case of EYLEA, also RVO), EYLEA and EYLEA HD also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's and EYLEA HD's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. In addition, we are aware of several other companies developing biosimilar versions of EYLEA, EYLEA HD, and/or other approved anti-VEGF treatments. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
EYLEA HD was approved by the FDA in August 2023 for the treatment of wAMD, DME, and DR and entered the highly competitive environment described above. Our success in commercializing EYLEA HD will depend on a number of factors, including the degree of success and relative timing of our commercial launch and uptake efforts as compared to those of relevant competition, the extent to which we and our collaborators are able to differentiate EYLEA HD from competitive products (such as on the basis of dosing frequency, the method of administration, or the breadth of indications in which the product is approved), the safety and efficacy of EYLEA HD seen in a broader patient group (i.e., real-world use), the extent of payor coverage, reimbursement, and copay assistance, and the applicability of any restrictions imposed by payors, such as step therapy.
Dupixent. The market for Dupixent's current and potential future indications is also increasingly competitive. There are systemic JAK inhibitors and antibodies against IL-13 and IL-4Ra approved or in development for atopic dermatitis. There is also an antibody against IL-31R approved for atopic dermatitis and prurigo nodularis. In addition, a number of companies are developing antibodies against other targets, including OX40(L), that may compete with Dupixent in atopic dermatitis and other indications (including asthma and/or prurigo nodularis). In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or thymic stromal lymphopoietin ("TSLP"); and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP, EoE, COPD, and CSU where approved. There are several other potentially competitive products in development that may compete with Dupixent in asthma, COPD, and potential future indications, including antibodies against the IL-33 ligand or receptor. Dupixent also faces competition from inhaled products in asthma, COPD, and potential future indications.
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
In addition, under the terms of our Antibody Collaboration, we and Sanofi co-commercialize Dupixent in the United States and, as further discussed below, certain jurisdictions outside the United States. As a result, we rely in part on Sanofi's sales and marketing organization for Dupixent. If we and Sanofi fail to coordinate our sales and marketing efforts effectively, sales of Dupixent may be materially adversely affected. Sanofi also maintains other important responsibilities relating to Dupixent. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent in many countries outside the United States. While we exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we will continue to rely in considerable part on Sanofi's sales and marketing organization in such jurisdictions. As described in Note 12 to our Condensed Consolidated Financial Statements included in this report, we have sued Sanofi and certain of its affiliated entities (the "Antibody Collaboration Litigation") alleging that the defendants breached certain provisions of the agreement governing the Antibody Collaboration (the "Collaboration Agreement"). These provisions concern Sanofi's obligation to provide Regeneron with full access to material information relating to the commercialization of Dupixent or other products commercialized pursuant to the Collaboration Agreement and Regeneron's audit rights under the Collaboration Agreement. It is not possible to determine what impact (if any) the Antibody Collaboration Litigation may have on the Antibody Collaboration and our business relationship with Sanofi, or whether we will be successful in the Antibody Collaboration Litigation.
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
Our sales of products we commercialize in the United States and our collaborators' sales of products they commercialize or co-commercialize with us under our collaboration agreements with them in the United States and other countries (which impact our share of any profits or losses from the commercialization of these products under the relevant collaboration agreements and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions, tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA HD and EYLEA outside the United States is the responsibility of Bayer. Similarly, under our Antibody Collaboration with Sanofi, pricing and reimbursement for the products commercialized or co-commercialized thereunder outside the United States are the responsibility of Sanofi. Prices for our marketed products in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of our marketed products in the United States may be reduced if the applicable product marketed in those bordering nations is imported into the United States. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States and, as discussed above under "Changes to product reimbursement and coverage policies and practices may materially harm our business, prospects, operating results, and financial condition," a recent executive order has directed the Secretary of the HHS to take appropriate steps to facilitate such importation at the state level. If such or other similar proposals were to be implemented, our future revenues derived from sales of our marketed products could be reduced. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of our marketed products in a particular market or reduce sales recorded by us or our collaborators, thereby adversely affecting our results of operations.
We may be unsuccessful in continuing the commercialization of our marketed products or in commercializing our product candidates or new indications for our marketed products, if approved, which would materially and adversely affect our business, profitability, and future prospects.
Even if clinical trials demonstrate the safety and effectiveness of any of our product candidates for a specific disease and the necessary regulatory approvals are obtained, the commercial success of any of our product candidates or new indications for our marketed products will depend upon, among other things, their acceptance by patients, the medical community, and third-party payors and on the ability of our Company, our collaborators, or other third parties on which we rely (as applicable) to successfully manufacture, market, and distribute those products in substantial commercial quantities or to establish and manage the required infrastructure to do so, including large-scale information technology systems and a large-scale distribution network. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Even if we obtain regulatory approval for our product candidates or new indications, if they are not successfully commercialized, we will not be able to recover the significant investment we have made in developing such products and our business, prospects, operating results, and financial condition would be severely harmed.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the three months ended March 31, 2025 and 2024, our product sales to two distributor customers accounted on a combined basis for 76% and 75% of our total gross product revenue, respectively. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and PBMs, or further consolidation among the healthcare providers served or operated by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
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
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug we intend to sell. We must obtain and maintain similar regulatory approvals from comparable foreign regulatory authorities in order to sell drugs outside the United States. Obtaining FDA or comparable foreign regulatory authority approval for a new drug or indication is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. Additionally, in the United States, the FDA may determine that a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies or additional analyses of data from existing studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies or analyses that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies or analyses, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval. For example, in October 2023, the FDA issued a CRL for the sBLA for

Dupixent in CSU stating that additional efficacy data are required to support an approval, which delayed by nearly 18 months the FDA's April 2025 approval of Dupixent in this indication.
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
The FDA may also require us to conduct additional clinical trials after granting approval of a product. The FDA has the explicit authority to require post-marketing studies (also referred to as post-approval or Phase 4 studies), labeling changes based on new safety information, and compliance with FDA-approved REMS. Post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other data about our marketed products (or data about products similar to our marketed products that implicate an entire class of products or are perceived to do so) may result in changes in product labeling, restrictions on use, product withdrawal or recall, loss of approval, or lower sales of our products. Obligations equivalent in scope, but which can vary widely in application, apply in countries outside the United States.
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. While the FDA has performance goals that provide for action on BLA submissions by certain deadlines, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. The FDA's review of our regulatory submissions has in the past been delayed, and may be delayed in the future, due to the FDA's request for additional information or for other reasons, including those beyond our control (such as the recently announced and any future reductions of staffing or other resources at the FDA, as discussed further below).
The ability of the FDA to review and approve new products has been in the past and may in the future be affected by a variety of factors, such as government budget and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory, and policy changes impacting HHS, the FDA, or other HHS agencies. Such factors may impact the FDA directly or impact other government agencies that support research and development activities pertaining to FDA review, such as research to understand new technologies or establish new standards. Policy shifts, including, for example, the recent efforts to downsize the federal workforce by restructuring the HHS and eliminating positions at the FDA and other federal agencies, may affect the timeliness, completeness, and/or duration of the FDA review process (including related interactions between us and the FDA). As a result, average review times at the FDA (including those for our pending regulatory submissions) may fluctuate, and the outcome of any such review process may be impacted. A prolonged government shutdown or a widespread freeze on federal funding could also significantly impact the ability of the FDA to timely review and process our regulatory submissions, or cause other agencies that support the FDA to slow their work. In the past, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough employees and stop some of their activities. In addition, if legislation or administrative action or changes in FDA policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business.
If we believe we meet eligibility requirements, we may apply for various regulatory incentives in the United States, such as breakthrough therapy designation, fast track designation, accelerated approval, or priority review, where available, that serve to expedite drug development and/or review, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not product candidates qualify for such regulatory incentives and benefits, and we cannot guarantee we would be successful in obtaining beneficial regulatory designations by the FDA or other regulatory agencies. Even if obtained, such designations may not result in faster development processes, reviews, or approvals compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may later decide that any of our development programs no longer meets the conditions for a beneficial regulatory designation (including due to factors beyond our control, such as intervening competitive developments) or decide that the time period for FDA review or approval will not be shortened. FDA guidance relating to accelerated approval of oncology therapeutics indicates that a confirmatory trial for a particular oncology product candidate should be underway when the related BLA is submitted to the FDA and also states that the FDA may require that a confirmatory trial for a particular oncology product candidate be well underway, if not fully enrolled, by the time of the accelerated approval action. Application of this guidance and related rules to our product candidates may result in a delay of the FDA review and approval process despite any earlier beneficial regulatory designation such product candidates may have received. For example, in March 2024, the FDA issued CRLs concerning our BLA for odronextamab for the treatment of relapsed/refractory FL and DLBCL due to the enrollment status of confirmatory Phase 3 trials. While an odronextamab BLA for FL has recently been resubmitted to the FDA, this has resulted in a delay of any potential FDA approval of this product candidate.
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
Before approving a new drug or biologic product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, the manner in which such principles are implemented may not be specifically delineated, which can be challenging as the FDA and comparable foreign regulatory authorities increasingly scrutinize compliance with these requirements and regulations. As a result, manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For example, in August 2024, the FDA issued a CRL concerning the Company's BLA for linvoseltamab in relapsed/refractory multiple myeloma due to findings from a pre-approval inspection at a third-party fill/finish provider for another company's product candidate. While the linvoseltamab BLA has been resubmitted to the FDA, this has resulted in a delay of any potential FDA approval of this product candidate. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in countries outside the United States. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in countries outside the United States. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we may have less experience and where our regulatory capabilities may be more limited; for example, this is now the case for Libtayo in many jurisdictions outside the United States (including Europe and Japan) due to the transition under the A&R IO LCA discussed above. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities may ask for additional data in order to begin a clinical study, including Phase 3 clinical trials required to submit a Marketing Authorization Application ("MAA") in the EU. In addition, such authorities often have the authority to require post-approval studies, such as a post-authorization safety study ("PASS") and/or a post-authorization efficacy study ("PAES"), which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in countries outside the United States before we can market that product or any other product in those countries.
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
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy; the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates); difficulty in enrolling and maintaining subjects in a clinical trial; clinical trial design that may not make it possible to enroll or retain a sufficient number of patients to achieve a statistically significant result or the desired level of statistical significance for the endpoint in question; lack of sufficient supplies of the product candidate or comparator drug; and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to Good Laboratory Practice requirements ("GLPs") or GCPs. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
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
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our Company, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness and/or safety concerns, and clinical trials evaluating our product candidates have failed to meet the relevant endpoints. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and analogous foreign regulatory authorities may deem the results insufficient for an approval. If concerns arise about the safety of a product candidate or non-compliance with the protocol or applicable regulatory requirements, the FDA or other regulatory authorities can delay or suspend a clinical trial by placing it on a full or partial "clinical hold" pending receipt of additional data or the satisfaction of other conditions. A clinical hold may require us to spend significant resources to address the underlying causes of the clinical hold and may result in a delay in the clinical program, which may be significant. In addition, if we are not able to successfully address such underlying causes or our response is not deemed adequate to lift the clinical hold, the clinical program may have to be terminated. Furthermore, changes in FDA personnel may alter the FDA's advice with respect to our development strategy and lead to delays or rejections of our clinical trial protocols or data. Any such clinical program delays or terminations may adversely affect our business.
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
Dupixent and Libtayo are being studied in additional indications, as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development." There is no guarantee that the safety data from these trials will be consistent with the known Dupixent and Libtayo safety profiles (as applicable) or that regulatory approval of Dupixent or Libtayo (as applicable) in any of these indications will be successfully obtained. The side effects previously reported for Dupixent include severe allergic reactions, eye problems (including eye pain or changes in vision), joint aches and pain, parasitic (helminth) infections, facial rash or redness, and inflammation of blood vessels in the skin; and the side effects previously reported for Libtayo include certain immune-mediated adverse reactions that may occur in any organ system or tissue, including pneumonitis, colitis, hepatitis, endocrinopathies, nephritis, and dermatologic reactions, as well as infusion-related reactions, cellulitis, sepsis, pneumonia, urinary tract infection, fatigue, rash, and diarrhea. These and other complications or side effects could harm further development and/or commercialization of Dupixent and Libtayo (as applicable).
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe; and in the EU, EYLEA HD is approved in the 8 mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. The FDA has substantial discretion in the approval process and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a drug-delivery device. For example, in April 2025, the FDA issued a CRL for the EYLEA HD 8 mg pre-filled syringe, which has resulted in a delay of any potential FDA approval.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. Our ability to protect our trade secrets may be impaired by a number of risks and uncertainties, including those discussed under "Other Regulatory and Litigation Risks - The use of social media platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage," "Other Regulatory and Litigation Risks - There are inherent risks related to our increasing use of artificial intelligence-based solutions," and "Other Risks Related to Our Business - Significant disruptions of information technology systems or breaches of data security could adversely affect our business" below. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. For example, certain of our U.S. patents (including those pertaining to our key products, such as EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination, as further described in Note 12 to our Condensed Consolidated Financial Statements included in this report. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Such opposition proceedings are increasingly common in Europe and are costly to defend. For example, certain of our European patents, including those pertaining to EYLEA (as further described in Note 12 to our Condensed Consolidated Financial Statements included in this report) and Dupixent, are subject to opposition proceedings before the European Patent Office (the "EPO") and/or patent offices of various European countries. We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and

the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
Additionally, the United States' and other government actions related to Russia's invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Further, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patent holders from the United States without consent or compensation. Consequently, we are not able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.
We also currently hold issued trademark registrations and have trademark applications pending in the United States and other jurisdictions, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the trademark. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases. As a result, if we are unable to prevent third parties from adopting, registering, or using trademarks that infringe, dilute or otherwise violate our trademark rights, our business could be adversely affected.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we are currently party to patent infringement and other proceedings relating to EYLEA, as described in Note 12 to our Condensed Consolidated Financial Statements included in this report.
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
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned or if there is greater demand than currently expected for our marketed products. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators and/or contract manufacturers to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. The COVID-19 pandemic has exacerbated, and this or other public health outbreaks, epidemics, or pandemics may in the future further exacerbate, certain of these risks. For example, the impact of having to prioritize certain manufacturing-related resources for our COVID-19 monoclonal antibodies in recent years included and may in the future include, among other things, drawing down inventory safety stock levels for certain of our other products (including Dupixent and EYLEA). Depending on the demand for our products and other relevant factors, we may not be able to replenish our inventory safety stock to the levels we deem prudent or supply our products and product candidates in sufficient quantities to satisfy our commercial and development needs. We also currently rely entirely on other parties (such as contract manufacturers) and our collaborators for filling and finishing services, and expect to increase our reliance on other parties and/or our collaborators for bulk product manufacturing in the future. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We depend on the parties we have engaged for these purposes to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
In addition to our existing manufacturing facilities in Rensselaer, New York and Limerick, Ireland, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, time, and various regulatory approvals and permits. This also holds true for establishing fill/finish capabilities in the future, for which we have constructed a fill/finish facility in Rensselaer, New York that is currently undergoing process validation as required by regulatory authorities. In addition, we may need to develop or acquire additional manufacturing capabilities to the extent we or our collaborators pursue the development of drugs generated by means other than our existing "Trap" or VelociSuite® technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, as well as any future fill/finish activities. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that any existing and expanded manufacturing facilities and any fill/finish activities conducted by us, our collaborators, or our contract manufacturers comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing or any future fill/finish capabilities or manufacture our products in a cost-effective manner or in compliance with cGMPs and other regulatory requirements, and we and our collaborators or contract manufacturers may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our products (or product candidates if they receive regulatory approval) and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize our marketed products, and it could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
Our ability to manufacture products may be impaired if any of our or our collaborators' manufacturing activities, or the activities of other third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture products in our Rensselaer, New York and Limerick, Ireland facilities and at additional facilities (if any) in the future (including our ability to conduct any fill/finish activities in the future), the ability of our collaborators or contract manufacturers to manufacture products at their facilities, and our ability to utilize other third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our or our collaborators' manufacturing activities, or the activities of contract manufacturers or other third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
If sales of our marketed products do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties or our collaborators.
We use our manufacturing facilities primarily to produce bulk product for commercial supply of our marketed products and clinical and preclinical candidates for ourselves and our collaborations. We also plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products and new product candidates if they are approved for marketing or otherwise authorized for use. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers that currently, or may in the future, perform services for us. In addition, if we or our collaborators experience excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during each of the years ended December 31, 2022 and 2021, we recorded a substantial charge to write down inventory related to REGEN-COV.
Third-party service or supply failures, or other failures, business interruptions, or other disasters affecting our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, the manufacturing facilities of our collaborators or contract manufacturers, or the facilities of any other party participating in the supply chain, would adversely affect our ability to supply our products.
Bulk drug materials are currently manufactured at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, as well as at our collaborators' and contract manufacturers' facilities. We and our collaborators and contract manufacturers would be unable to manufacture these materials if the relevant facility were to cease production due to regulatory requirements or actions, business interruptions, labor shortages or disputes, supply chain interruptions or constraints (including with respect to natural gas and other raw materials), contaminations, fire, climate change, natural disasters, acts of war or terrorism, or other problems.
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
Certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of public health outbreaks, epidemics, or pandemics or other geopolitical developments, such as the armed conflict between Russia and Ukraine). Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. See also "Other Regulatory and Litigation Risks - We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition" below. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates or advance our or our collaborators' preclinical research or clinical development programs, which could materially and adversely affect our business and future prospects.
Certain of the raw materials required in the manufacture and testing of our products and product candidates may be derived from biological sources, including mammalian tissues, bovine serum, and human serum albumin. There are certain regulatory restrictions on using these biological source materials. If we or our collaborators or contract manufacturers are required to substitute for these sources to comply with such regulatory requirements, our clinical development or commercial activities may be delayed or interrupted.
Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales.
We and our collaborators, contract manufacturers, and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending the relevant application(s) relating to our products or product candidates to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Recently, the FDA issued CRLs to multiple companies (including us, as further discussed below) citing unresolved inspection findings at third-party manufacturers, which prevented the timely approval of such companies' marketing applications. Our inability, or the inability of our collaborators, contract manufacturers, and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, identify and onboard new service providers, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators, contract manufacturers, or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. For example, in August 2024, the FDA issued a CRL concerning the Company's BLA for linvoseltamab in relapsed/refractory multiple myeloma due to findings from a pre-approval inspection at a third-party fill/finish provider for another company's product candidate. While the linvoseltamab BLA has recently been resubmitted to the FDA, this has resulted in a delay of any potential FDA approval of this product candidate. Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
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
The FDA regulates the marketing and promotion of our products, which must comply with the Food, Drug, and Cosmetic Act and applicable FDA implementing standards. The FDA's review of promotional activities includes healthcare provider-directed and direct-to-consumer advertising, certain communications regarding unapproved uses, industry-sponsored scientific and educational activities, and sales representatives' communications. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug. Any such failures could also cause significant reputational harm. The FDA may take enforcement action for promoting unapproved uses of a product or other violations of its advertising laws and regulations. The applicable regulations in countries outside the U.S. grant similar powers to the competent authorities and impose similar obligations on companies.
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
We continue to dedicate significant resources to comply with these requirements. In addition, a number of states have legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities; restrict when pharmaceutical companies may provide meals or gifts to prescribers or engage in other marketing-related activities; require identification or licensing of sales representatives; and restrict the ability of manufacturers to offer copay support to patients for certain prescription drugs. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition. Additionally, access to such data by fraud-and-abuse investigators and industry critics may draw scrutiny to our collaborations with reported entities.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B program (which is administered by the Health Resources and Services Administration ("HRSA")), the U.S. Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program, the Tricare Retail Pharmacy Program, and other federal and state government pricing programs. Such programs often require us to provide discounts and/or pay rebates to certain government payors and/or private purchasers. See Part I, Item 1, "Business - Government Regulation - Pricing and Reimbursement" of Regeneron's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 5, 2025) for additional information on these programs.
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
In addition, the final regulation issued by HRSA regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities has affected our obligations and potential liability under the 340B program. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. There is ongoing litigation involving other parties that may restrict the number of third-party contract pharmacies that can dispense drugs that manufacturers sell to 340B covered entities. The outcome of this litigation may change the scope of the 340B program in the coming years. Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our operating results. Moreover, HRSA established an administrative dispute resolution ("ADR") process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. Further, any future changes to the definition of average manufacturer price and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
The U.S. federal or state governments could carry out other significant changes in legislation, regulation, or government policy, including with respect to government reimbursement changes or drug price control measures or the PPACA or other healthcare reform laws. As discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates,

and New Indications for Our Marketed Products - Changes to product reimbursement and coverage policies and practices may materially harm our business, prospects, operating results, and financial condition," the current U.S. administration is pursuing various measures to reduce the cost of drugs in the United States, and different or additional measures may be pursued in the future. While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business. The FDA's ability to timely review and process any submissions we have filed or may file in the future may also be affected by the recent efforts to downsize the federal workforce, as discussed above under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition."
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
•tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), and protectionist or retaliatory measures taken by the United States or other countries (discussed in greater detail below under "We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition");
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
We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition.
Our Company faces risks associated with tariffs and other trade protection measures (including tariffs that have been or may in the future be imposed by the United States or other countries), import or export licensing requirements, trade embargoes, sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), and protectionist or retaliatory measures taken by the United States or other countries.
The United States has recently imposed significant tariffs on imports from other countries, including a baseline tariff of 10% on imports into the United States and higher tariffs on multiple designated countries (including the EU Member States, China, Canada, and Mexico), such as "reciprocal" tariffs at varying rates. Such tariffs have prompted retaliatory measures from several countries, which may further escalate. On April 9, 2025, the United States announced that the imposition of most "reciprocal" tariffs would be paused for 90 days pending negotiations with the relevant countries. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the United States, such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our marketed products and product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security.
We face significant risks from the existing tariffs imposed by the United States (such as those discussed above) and potential new tariffs as well as their secondary effects, including other countries' imposition of retaliatory tariffs and non-tariff barriers. Depending on how the existing tariffs are applied and whether additional tariffs are imposed, our products that are manufactured partly or entirely outside of the United States could be subject to tariff duties when they are imported to the United States for further manufacturing, packaging, and/or sale to customers. In addition, like all U.S. importers, our Company could pay more for foreign-sourced inputs, which could adversely affect our operating costs in the United States. Our results of operations and financial condition may be materially adversely affected due to the impact of the foregoing.
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
The use of social media platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage.
We use social media to communicate about our products and our business. The misuse of social media platforms by our employees or third parties on which we rely in contravention of our social media policy or other legal or contractual requirements may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of sensitive data. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.
There are inherent risks related to our increasing use of artificial intelligence-based solutions.
We are increasingly utilizing artificial intelligence ("AI")-based solutions in various facets of our operations and continue to explore further use cases for AI. The use of AI solutions by our employees or third parties on which we rely may lead to the impermissible use or public disclosure of sensitive data. In the United States and in many jurisdictions outside the United States, new regulations have recently passed or have been proposed to ensure the ethical use, privacy, and security of AI solutions and the data processed thereby. The misuse of AI solutions in contravention of our internal policies, data protection laws, other applicable laws, or contractual requirements may give rise to liability, lead to the loss of trade secrets or other intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators, or other third parties. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our Common Stock.
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

If Sanofi terminates the Antibody Collaboration or fails to comply with its obligations thereunder, our business, prospects, operating results, and financial condition may be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our development efforts or cut back on such activities. If Sanofi does not perform its obligations with respect to the products and product candidates it is co-developing and/or co-commercializing with us, our ability to develop, manufacture, and commercialize these products and product candidates may be adversely affected. As described in Note 12 to our Condensed Consolidated Financial Statements included in this report, we have commenced the Antibody Collaboration Ligation against Sanofi and certain of its affiliated entities. It is not possible to determine what impact (if any) the Antibody Collaboration Litigation may have on the Antibody Collaboration and our business relationship with Sanofi, or whether we will be successful in the Antibody Collaboration Litigation. While we have some commercial presence outside the United States, our commercial capabilities outside the United States are still limited and would need to be further developed or outsourced for products commercialized under our Antibody Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish sufficient commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration may create substantial new and additional risks to the successful development and commercialization of the products and product candidates subject to such collaborations, particularly outside the United States.
If our collaboration with Bayer for EYLEA HD and EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA HD and EYLEA outside the United States would be materially harmed.
We rely on Bayer with respect to the commercialization of EYLEA HD and EYLEA outside the United States. Bayer is responsible for obtaining and maintaining regulatory approval outside the United States, as well as providing all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA HD and EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to commercialize EYLEA HD and EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek another collaboration that might not be available on favorable terms or at all, and could cause significant issues for the commercialization of EYLEA HD and EYLEA outside the United States and result in substantial additional costs and/or lower revenues to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish sufficient commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA HD and EYLEA.
Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
We depend upon third-party collaborators, including Sanofi and Bayer, and service providers such as CROs, outside testing laboratories, clinical investigator sites, third-party manufacturers, fill/finish providers, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these or other third parties in connection with the commercialization of our marketed products and our product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner (including as a result of its inability to perform due to financial or other relevant constraints) or in compliance with applicable GMPs, GLPs, or GCP standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates. See also "Risks Related to Manufacturing and Supply - Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales."
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
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems could give rise to unidentified or unremedied systems weaknesses or breakdowns and malicious intrusions, which could impact key business processes, including those related to drug manufacturing. We have outsourced significant elements of our information technology infrastructure and operations to third parties, which may allow them to access our confidential information and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.
In addition, our systems are potentially vulnerable to data security breaches – whether by employees or others – which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks and incidents. For example, in the past we have experienced, and may experience in the future, various types of cybersecurity incidents, including unauthorized access to our IT systems, data security breaches, malware incursions, denial-of-service attacks, phishing campaigns, and other similar disruptions. Similar incidents have been experienced and may in the future be experienced by certain third parties on which we rely. Although we believe, based on an assessment of the relevant facts available to us, that none of these incidents has had a material adverse impact on our operations to date, there can be no assurance that a future incident would not result in material harm to our business, prospects, operating results, and financial condition. There is also the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare.
Due to the nature of some of these attacks, there is a risk that an intrusion may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, and to oversee and monitor the security measures of our suppliers and/or service providers, there can be no assurance that our efforts will prevent service interruptions or security breaches. In addition, we depend in part on third-party security measures over which we do not have full control to protect against data security breaches.
If we or our suppliers and/or service providers fail to maintain or protect our information technology systems and data security effectively and in compliance with U.S. and foreign laws, or fail to anticipate, detect, plan for, or manage disruptions to these systems, we or our suppliers and/or service providers could have difficulty preventing, detecting, or mitigating the impact of such disruptions or security breaches, which could result in legal proceedings, liability under U.S. and foreign laws that protect the privacy of personal information, disruptions to our operations, government investigations, breach of contract claims, and damage to our reputation (in each case in the U.S. or globally), which could have a material adverse effect on our business, prospects, operating results, and financial condition.
Public health outbreaks, epidemics, or pandemics have adversely affected and may in the future adversely affect our business.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of March 31, 2025, we had an aggregate of $2.705 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of March 31, 2025, we had $3.090 billion in cash and cash equivalents and $14.536 billion in marketable securities (including $1.235 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
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
•pricing or reimbursement actions, decisions, or recommendations by government authorities, insurers, or other organizations (such as health maintenance organizations and PBMs) affecting the coverage, reimbursement, copay assistance, or use of any of our marketed products or competitors' products;
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
•changes in trade, economic, and other policies of the United States or other countries, such as the imposition or threat of tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), other trade barriers, or protectionist or retaliatory measures taken by the United States or other countries;
•other market conditions;
•impact of public health outbreaks, epidemics, or pandemics on our business;
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
The trading price of our Common Stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our Common Stock in the market. As discussed in greater detail under "Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings" below, a large percentage of our Common Stock is owned by a small number of our principal shareholders. As a result, the public float of our Common Stock (i.e., the portion of our Common Stock held by public investors, as opposed to the Common Stock held by our directors, officers, and principal shareholders) may be lower than the public float of other large public companies with broader public ownership. Therefore, the trading price of our Common Stock may fluctuate significantly more than the stock market as a whole. These factors may exacerbate the volatility in the trading price of our Common Stock and may negatively impact your ability to liquidate your investment in Regeneron at the time you wish at a price you consider satisfactory. Broad market fluctuations may also adversely affect the market price of our Common Stock. Securities class action litigation is often initiated against companies following periods of volatility in their stock price. For example, a putative class action civil complaint was recently filed against the Company and certain current and former executive officers of the Company asserting violations of federal securities laws, as further described in Note 12 to our Condensed Consolidated Financial Statements included in this report. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation, which may harm our business, prospects, operating results, and financial condition.

Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 15, 2025, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 37.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 15, 2025. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will continue to repurchase shares of our Common Stock or continue to declare cash dividends.
In April 2024, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock and, in February 2025, authorized an additional $3.0 billion for share repurchases (of which $3.874 billion remained available in the aggregate as of March 31, 2025). In February 2025, our board of directors also initiated a quarterly cash dividend program. Any future share repurchases, share repurchase program authorizations, or dividend declarations will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. Our share repurchases and dividend payments may change from time to time, and we can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, in particular amounts, or at all, or that we will maintain or increase our quarterly cash dividend payments or declare future cash dividends. A reduction in our share repurchases or reduction in, or elimination of, our quarterly cash dividend payments could have an adverse effect on our stock price.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 15, 2025, holders of Class A Stock held 14.6% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 15, 2025:
•our current executive officers and directors beneficially owned 5.3% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of April 15, 2025, and 17.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of April 15, 2025; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 37.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 15, 2025. In addition, these five shareholders plus our Chief Executive Officer held approximately 45.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 15, 2025.

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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended March 31, 2025. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (In millions)
1/1/2025–1/31/2025	512,869		$698.16	507,134		$1,562.6
2/1/2025–2/28/2025	445,519		$696.88	445,519		$4,252.1
3/1/2025–3/31/2025	562,944		$672.42	562,944		$3,873.6
Total	1,521,332	(a)		1,515,597	(a)

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans

Item 5. Other Information
As disclosed in the table below, during the three months ended March 31, 2025, certain of our directors and/or executive officers adopted plans for trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(a)	Total Number of Securities to Be Sold Under the Plan
Joseph L. Goldstein, M.D.	Director	2/13/2025	11/30/2025	1,929

(a) The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed
Item 6. Exhibits
(a)     Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the registrant's Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) the registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024; (iii) the registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (iv) the registrant's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) the notes to the registrant's Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	April 29, 2025	By:	/s/ Christopher Fenimore

Christopher Fenimore
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)