Form 10-Q
period 2025-06-30
REGENERON PHARMACEUTICALS, INC.
filed 2025-08-01
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of July 24, 2025:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,817,146
Common Stock, $.001 par value	104,170,296

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,995.8	$2,488.2
Marketable securities	5,473.8	6,524.3
Accounts receivable, net	5,610.0	6,211.9
Inventories	3,205.6	3,087.3
Prepaid expenses and other current assets	574.3	349.2
Total current assets	16,859.5	18,660.9

Marketable securities	10,058.2	8,900.1
Property, plant, and equipment, net	4,840.7	4,599.7
Intangible assets, net	1,351.7	1,148.6
Deferred tax assets	3,572.2	3,314.1
Other noncurrent assets	1,536.9	1,136.0
Total assets	$38,219.2	$37,759.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$723.9	$789.5
Accrued expenses and other current liabilities	2,461.2	2,527.1
Deferred revenue	481.9	627.7
Total current liabilities	3,667.0	3,944.3

Long-term debt	1,985.1	1,984.4
Finance lease liabilities	720.0	720.0
Deferred revenue	206.3	185.7
Other noncurrent liabilities	1,701.9	1,571.4
Total liabilities	8,280.3	8,405.8

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; shares issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2025 and 2024	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 136.2 in 2025 and 136.0 in 2024	0.1	0.1
Additional paid-in capital	13,490.8	12,855.9
Retained earnings	33,680.2	31,672.9
Accumulated other comprehensive income (loss)	52.5	(7.9)
Treasury Stock, at cost; 31.6 shares in 2025 and 28.2 shares in 2024	(17,284.7)	(15,167.4)
Total stockholders' equity	29,938.9	29,353.6
Total liabilities and stockholders' equity	$38,219.2	$37,759.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statements of Operations
Revenues:
Net product sales	$1,631.0	$1,918.6	$3,046.6	$3,679.9
Collaboration revenue	1,860.7	1,524.0	3,391.9	2,790.8
Other revenue	183.9	104.5	265.8	221.4
	3,675.6	3,547.1	6,704.3	6,692.1

Expenses:
Research and development	1,421.7	1,200.0	2,749.1	2,448.4
Acquired in-process research and development	10.0	23.9	22.3	31.0
Selling, general, and administrative	634.2	758.8	1,267.2	1,447.8
Cost of goods sold	275.6	257.8	541.1	498.2
Cost of collaboration and contract manufacturing	254.6	222.4	453.4	415.8
Other operating expense (income), net	—	14.6	—	29.9
	2,596.1	2,477.5	5,033.1	4,871.1

Income from operations	1,079.5	1,069.6	1,671.2	1,821.0

Other income (expense):
Other income (expense), net	442.8	573.3	764.8	538.7
Interest expense	(3.6)	(14.8)	(12.3)	(30.9)
	439.2	558.5	752.5	507.8

Income before income taxes	1,518.7	1,628.1	2,423.7	2,328.8

Income tax expense	127.1	195.8	223.4	174.5

Net income	$1,391.6	$1,432.3	$2,200.3	$2,154.3

Net income per share - basic	$13.24	$13.25	$20.78	$19.95
Net income per share - diluted	$12.81	$12.41	$20.02	$18.68

Weighted average shares outstanding - basic	105.1	108.1	105.9	108.0
Weighted average shares outstanding - diluted	108.6	115.4	109.9	115.3

Statements of Comprehensive Income
Net income	$1,391.6	$1,432.3	$2,200.3	$2,154.3
Other comprehensive income (loss), net of tax:
Unrealized gain on debt securities	22.1	7.9	60.2	11.4
Gain (loss) on foreign currency translation	1.3	(0.6)	0.2	(0.4)
Comprehensive income	$1,415.0	$1,439.6	$2,260.7	$2,165.3

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	1.8	$—	136.0	$0.1	$12,855.9	$31,672.9	$(7.9)	(28.2)	$(15,167.4)	$29,353.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	62.9	—	—	—	—	62.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(4.4)	—	—	—	—	(4.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	17.8	—	—	—	1.7	19.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.5)	(1,052.4)	(1,052.4)
Dividends declared	—	—	—	—	1.0	(97.2)	—	—	—	(96.2)
Stock-based compensation charges	—	—	—	—	258.9	—	—	—	—	258.9
Net income	—	—	—	—	—	808.7	—	—	—	808.7
Other comprehensive income, net of tax	—	—	—	—	—	—	37.0	—	—	37.0
Balance, March 31, 2025	1.8	—	136.1	0.1	13,192.1	32,384.4	29.1	(29.7)	(16,218.1)	29,387.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	28.9	—	—	—	—	28.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(5.4)	—	—	—	—	(5.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	19.2	—	—	—	3.3	22.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.9)	(1,069.9)	(1,069.9)
Dividends declared	—	—	—	—	1.1	(95.8)	—	—	—	(94.7)
Stock-based compensation charges	—	—	—	—	254.9	—	—	—	—	254.9
Net income	—	—	—	—	—	1,391.6	—	—	—	1,391.6
Other comprehensive income, net of tax	—	—	—	—	—	—	23.4	—	—	23.4
Balance, June 30, 2025	1.8	$—	136.2	$0.1	$13,490.8	$33,680.2	$52.5	(31.6)	$(17,284.7)	$29,938.9

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	1.8	$—	133.1	$0.1	$11,354.0	$27,260.3	$(80.9)	(25.5)	$(12,560.4)	$25,973.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.5	—	672.4	—	—	—	—	672.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(335.9)	—	—	—	—	(335.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.8	—	—	—	1.7	20.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.3)	(298.0)	(298.0)
Stock-based compensation charges	—	—	—	—	233.3	—	—	—	—	233.3
Net income	—	—	—	—	—	722.0	—	—	—	722.0
Other comprehensive income, net of tax	—	—	—	—	—	—	3.7	—	—	3.7
Balance, March 31, 2024	1.8	—	134.2	0.1	11,942.6	27,982.3	(77.2)	(25.8)	(12,856.7)	26,991.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.0	—	436.5	—	—	—	—	436.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(311.8)	—	—	—	—	(311.8)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	19.6	—	—	—	2.2	21.8
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(601.4)	(601.4)
Stock-based compensation charges	—	—	—	—	230.0	—	—	—	—	230.0
Net income	—	—	—	—	—	1,432.3	—	—	—	1,432.3
Other comprehensive income, net of tax	—	—	—	—	—	—	7.3	—	—	7.3
Balance, June 30, 2024	1.8	$—	134.8	$0.1	$12,316.9	$29,414.6	$(69.9)	(26.4)	$(13,455.9)	$28,205.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,200.3	$2,154.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262.0	234.8
Stock-based compensation expense	507.4	453.3
Gains on marketable and other securities, net	(389.9)	(196.5)
Other, net	(17.7)	(2.9)
Deferred income taxes	(274.3)	(308.5)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	629.6	(47.3)
Increase in inventories	(194.8)	(337.6)
Increase in prepaid expenses and other assets	(410.2)	(604.2)
(Decrease) increase in deferred revenue	(125.2)	206.0
Increase in accounts payable, accrued expenses, and other liabilities	2.3	315.1
Total adjustments	(10.8)	(287.8)
Net cash provided by operating activities	2,189.5	1,866.5

Cash flows from investing activities:
Purchases of marketable and other securities	(5,394.4)	(10,073.4)
Sales or maturities of marketable and other securities	5,626.2	8,186.7
Capital expenditures	(448.3)	(314.4)
Payments for intangible assets	(230.0)	(58.3)
Proceeds from sale of property, plant, and equipment	—	20.1
Acquisitions, net of cash acquired	—	(5.0)
Net cash used in investing activities	(446.5)	(2,244.3)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	92.1	1,119.7
Payments in connection with Common Stock tendered for employee tax obligations	(9.9)	(655.5)
Repurchases of Common Stock	(2,102.9)	(895.2)
Dividends paid	(186.4)	—
Other	(10.3)	—
Net cash used in financing activities	(2,217.4)	(431.0)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.0	(0.8)

Net decrease in cash, cash equivalents, and restricted cash	(473.4)	(809.6)

Cash, cash equivalents, and restricted cash at beginning of period	2,489.0	2,737.8

Cash, cash equivalents, and restricted cash at end of period	$2,015.6	$1,928.2

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
	January 1, 2027 for annual reporting periods and January 1, 2028 for interim reporting periods	Currently evaluating impact

2. Product Sales
Net product sales consist of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2025	2024	2025	2024
EYLEA HD®	U.S.	$393.2	$304.2	$700.0	$504.2
EYLEA®	U.S.	754.3	1,230.5	1,490.3	2,432.1
Total EYLEA HD and EYLEA	U.S.	1,147.5	1,534.7	2,190.3	2,936.3
Libtayo®	U.S.	247.8	182.4	440.3	341.6
Libtayo	Rest of world	128.7	115.0	221.3	219.7
Total Libtayo	Global	376.5	297.4	661.6	561.3
Praluent®	U.S.	65.8	56.1	122.6	126.1
Evkeeza®	U.S.	41.2	30.4	72.1	55.2
Inmazeb®	Rest of world	—	—	—	1.0
		$1,631.0	$1,918.6	$3,046.6	$3,679.9
As of June 30, 2025 and December 31, 2024, the Company had $3.581 billion and $4.278 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that each accounted for more than 10% of total gross product revenue for the three and six months ended June 30, 2025 and 2024. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	52%	51%	52%	51%
Customer B	24%	24%	24%	24%
3. Collaboration, License, and Other Agreements
a. Sanofi
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. The Company is obligated to reimburse Sanofi for 30% to 50% of development expenses that were funded by Sanofi (i.e., "development balance") based on the Company's share of collaboration profits; however, the Company is only required to apply 20% of its share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of June 30, 2025, the Company's contingent reimbursement obligation to Sanofi in connection with the development balance was approximately $1.2 billion.
Sanofi leads commercialization activities for products under the collaboration, subject to the Company's right to co-commercialize such products. The parties equally share profits from sales within the United States. The parties share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron).

Amounts recognized in the Company's Statements of Operations in connection with its Sanofi collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2025	2024	2025	2024
Regeneron's share of profits	Collaboration revenue	$1,282.1	$988.3	$2,300.2	$1,792.3
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$161.5	$157.3	$326.6	$263.1
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	R&D expense	$(18.0)	$(9.1)	$(33.5)	$(27.7)
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$194.0	$150.8	$353.2	$290.3
The following table summarizes contract balances in connection with the Company's Sanofi collaboration:

	June 30,	December 31,
(In millions)	2025	2024
Accounts receivable, net	$1,336.8	$1,216.2
Deferred revenue	$400.8	$571.7
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
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2025	2024	2025	2024
Regeneron's share of profits	Collaboration revenue	$383.4	$353.0	$700.7	$686.9
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$31.6	$22.1	$58.2	$44.2
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	R&D expense	$(5.6)	$(14.7)	$(15.0)	$(23.4)
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	June 30,	December 31,
(In millions)	2025	2024
Accounts receivable, net	$388.2	$349.9
Deferred revenue	$261.9	$216.3
c. Other
In addition to the collaboration and license agreements discussed above, the Company has other collaboration and license agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may (i) incur, and/or get reimbursed for, research and development costs, and/or (ii) be required to pay, and/or may receive, additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of development and commercial milestones), which in the aggregate could be significant.

In June 2025, the Company purchased an FDA Rare Pediatric Disease Priority Review Voucher from a third party for $155.0 million (which was recorded as an indefinite-lived intangible asset).
In July 2025, the Company's license agreement with Hansoh Pharmaceuticals Group Company Limited to acquire development and commercial rights outside mainland China, Hong Kong, and Macau for HS-20094 (a dual GLP-1/GIP receptor agonist currently in Phase 3 clinical development in China) became effective. Under the terms of the agreement, the Company made an $80.0 million up-front payment (which will be recorded to Acquired in-process research and development expense in the third quarter of 2025).
4. Net Income Per Share
The calculations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income - basic and diluted	$1,391.6	$1,432.3	$2,200.3	$2,154.3

Weighted average shares - basic	105.1	108.1	105.9	108.0
Effect of dilutive securities:
Stock options	1.5	5.0	2.0	5.1
Restricted stock awards and restricted stock units	2.0	2.3	2.0	2.2
Weighted average shares - diluted	108.6	115.4	109.9	115.3

Net income per share - basic	$13.24	$13.25	$20.78	$19.95
Net income per share - diluted	$12.81	$12.41	$20.02	$18.68
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2025	2024	2025	2024
Stock options	6.3	1.5	6.2	1.5
Restricted stock awards and restricted stock units	1.0	—	1.0	—

5. Marketable Securities
Marketable securities as of June 30, 2025 and December 31, 2024 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of June 30, 2025	Cost Basis	Gains	Losses	Value
Corporate bonds	$8,901.5	$66.7	$(8.7)	$8,959.5
U.S. government and government agency obligations	3,656.2	9.0	(1.3)	3,663.9
Commercial paper	573.2	0.1	(0.1)	573.2
Certificates of deposit	417.2	0.2	—	417.4
Asset-backed securities	371.0	1.3	(0.1)	372.2
Sovereign bonds	60.0	0.4	—	60.4
	$13,979.1	$77.7	$(10.2)	$14,046.6

As of December 31, 2024
Corporate bonds	$8,226.9	$25.1	$(31.4)	$8,220.6
U.S. government and government agency obligations	4,820.5	3.4	(6.9)	4,817.0
Commercial paper	548.3	0.4	—	548.7
Certificates of deposit	380.6	0.5	—	381.1
Asset-backed securities	279.0	0.6	(0.3)	279.3
Sovereign bonds	82.7	0.1	(0.4)	82.4
	$14,338.0	$30.1	$(39.0)	$14,329.1
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of June 30, 2025 mature at various dates through July 2030. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	June 30,	December 31,
(In millions)	2025	2024
Maturities within one year	$5,473.8	$6,524.3
Maturities after one year through five years	8,572.4	7,804.8
Maturities after five years	0.4	—
	$14,046.6	$14,329.1

The following table shows the fair value and gross unrealized losses by category and disaggregated by the length of time that the Company's available-for-sale debt securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$8,501.0	$(1.5)	$458.5	$(7.2)	$8,959.5	$(8.7)
U.S. government and government agency obligations	3,640.7	(1.2)	23.2	(0.1)	3,663.9	(1.3)
Commercial paper	573.2	(0.1)	—	—	573.2	(0.1)
Asset-backed securities	365.2	(0.1)	7.0	—	372.2	(0.1)
	$13,080.1	$(2.9)	$488.7	$(7.3)	$13,568.8	$(10.2)

As of December 31, 2024
Corporate bonds	$7,175.8	$(14.2)	$1,044.8	$(17.2)	$8,220.6	$(31.4)
U.S. government and government agency obligations	4,675.3	(6.2)	141.7	(0.7)	4,817.0	(6.9)
Asset-backed securities	265.4	(0.3)	13.9	—	279.3	(0.3)
Sovereign bonds	63.3	(0.3)	19.1	(0.1)	82.4	(0.4)
	$12,179.8	$(21.0)	$1,219.5	$(18.0)	$13,399.3	$(39.0)
With respect to marketable securities, for the three and six months ended June 30, 2025 and 2024, amounts reclassified from Accumulated other comprehensive income (loss) into Other income (expense), net were related to realized gains/losses on sales of available-for-sale debt securities. For the three and six months ended June 30, 2025 and 2024, realized gains/losses on sales of marketable securities were not material.

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

(In millions)		Fair Value Measurements at Reporting Date
As of June 30, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$850.1	$224.1	$626.0	$—
Available-for-sale debt securities:
Corporate bonds	8,959.5	—	8,959.5	—
U.S. government and government agency obligations	3,663.9	—	3,663.9	—
Commercial paper	573.2	—	573.2	—
Certificates of deposit	417.4	—	417.4	—
Asset-backed securities	372.2	—	372.2	—
Sovereign bonds	60.4	—	60.4	—
Equity securities(a)	1,485.4	1,485.4	—	—
Total assets	$16,382.1	$1,709.5	$14,672.6	$—

Liabilities:
Contingent consideration	$10.3	$—	$—	$10.3

As of December 31, 2024
Assets:
Cash equivalents	$1,452.2	$1,264.2	$188.0	$—
Available-for-sale debt securities:
Corporate bonds	8,220.6	—	8,220.6	—
U.S. government and government agency obligations	4,817.0	—	4,817.0	—
Commercial paper	548.7	—	548.7	—
Certificates of deposit	381.1	—	381.1	—
Asset-backed securities	279.3	—	279.3	—
Sovereign bonds	82.4	—	82.4	—
Equity securities(a)	1,095.3	1,095.3	—	—
Total assets	$16,876.6	$2,359.5	$14,517.1	$—

Liabilities:
Contingent consideration	$52.3	$—	$—	$52.3

(a) Includes equity securities of $34.7 million and $43.2 million as of June 30, 2025 and December 31, 2024, respectively, that are subject to transfer restrictions expiring in April 2026

In addition to the investments summarized in the table above, the Company classified the following investments within Other noncurrent assets:
•As of June 30, 2025 and December 31, 2024, $316.8 million and $159.8 million, respectively, of equity securities that do not have a readily determinable fair value. The change in carrying value of such investments was a result of additional purchases.
•As of June 30, 2025 and December 31, 2024, equity securities held through ownership interest in an investment fund of $92.3 million and $52.0 million, respectively, which are measured at fair value based on Level 3 inputs. The change in carrying value was primarily the result of additional investments by the fund.
Other income (expense), net included net unrealized gains on equity securities of $249.8 million and $389.5 million for the three and six months ended June 30, 2025, respectively, and $392.5 million and $196.3 million for the three and six months ended June 30, 2024, respectively.
The fair value of the Company's long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.538 billion and $1.484 billion as of June 30, 2025 and December 31, 2024, respectively.
7. Inventories
Inventories consist of the following:

	June 30,	December 31,
(In millions)	2025	2024
Raw materials	$752.3	$879.5
Work-in-process	1,544.5	1,342.3
Finished goods	144.4	139.8
Deferred costs	764.4	725.7
	$3,205.6	$3,087.3
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate was 8.4% and 12.0% for the three months ended June 30, 2025 and 2024, respectively, and 9.2% and 7.5% for the six months ended June 30, 2025 and 2024, respectively. The Company's effective tax rate for the three and six months ended June 30, 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, federal tax credits for research activities, and, in the second quarter of 2025, the release of liabilities for uncertain tax positions recognized upon the effective settlement of the IRS audit of the Company's 2017 and 2018 federal income tax returns.
The Company's effective tax rate for the three and six months ended June 30, 2024 was positively impacted, compared to the U.S. federal statutory rate, primarily by stock-based compensation and income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, partly offset by the remeasurement of existing uncertain tax positions.
On July 4, 2025, bill H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" or "OBBBA", was signed into law. The OBBBA significantly revises U.S. corporate income tax laws by, among other things, restoring the option for immediate expense recognition for U.S.-based research and development expenditures and making permanent the ability to claim first-year bonus depreciation on qualified property. The OBBBA also modifies U.S. taxation on foreign earnings by, among other things, changing the tax rates for global intangible low-taxed income (now known as Net CFC Tested Income) and foreign-derived intangible income (now known as foreign-derived deduction eligible income), modifying the allocation of expenses in calculating foreign tax credits, as well as changing foreign tax credit limitations. The Company is in the process of evaluating the impact of the OBBBA on its financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Number of shares	1.9	0.6	3.4	0.9
Total cost of shares	$1,069.9	$601.4	$2,122.3	$899.4
As of June 30, 2025, $2.814 billion remained available for share repurchases under the programs.
b. Dividends
In each of the first and second quarters of 2025, the Company's board of directors declared quarterly cash dividends of $0.88 per share on its Common Stock and Class A Stock. Each quarterly dividend was paid to the Company's shareholders in the quarter in which the dividend was declared.
Additionally, in July 2025, the Company's board of directors declared a cash dividend of $0.88 per share on its Common Stock and Class A Stock. The dividend will be payable to the Company's shareholders in September 2025.
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2025	2024
Cash and cash equivalents	$1,995.8	$1,920.7
Restricted cash included in Other current assets	19.8	7.5
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,015.6	$1,928.2
Restricted cash consists of amounts held pursuant to contractual arrangements and for dividends payable on certain equity awards.
Supplemental disclosure of non-cash investing and financing activities

	June 30,	December 31,	June 30,	December 31,
(In millions)	2025	2024	2024	2023
Accrued capital expenditures	$126.1	$151.6	$112.6	$75.4
Accrued contingent consideration in connection with acquisitions	$53.6	$62.7	$95.1	$71.6

11. Segment Information
The Company operates in one business segment, which includes all activities related to the discovery, development, and commercialization of medicines for serious diseases. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company's chief operating decision maker ("CODM"). The Company's CODM is its Chief Executive Officer, who reviews and evaluates consolidated net income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.
In addition to the significant expense categories included within consolidated net income presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Direct research and development expenses(a)	$454.1	$363.9	$842.5	$772.3

Indirect research and development expenses:
Payroll and benefits	449.4	422.5	901.1	841.4
Lab supplies and other research and development costs	64.9	56.5	124.9	112.4
Occupancy and other operating costs	158.6	141.6	313.0	276.1
Total indirect research and development expenses	672.9	620.6	1,339.0	1,229.9

Clinical manufacturing costs	337.0	260.1	647.3	534.6

Reimbursement of research and development expenses by collaborators	(42.3)	(44.6)	(79.7)	(88.4)

Total research and development expenses	$1,421.7	$1,200.0	$2,749.1	$2,448.4

(a) Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse

12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company is unable to prevail in one or more of such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially adversely impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes gain contingencies associated with such proceedings when the award or recovery is realized or realizable and loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of June 30, 2025 and December 31, 2024, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.
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
United States
U.S. Patent Litigation
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan Pharmaceuticals Inc. ("Mylan"), a wholly-owned subsidiary of Viatris Inc., in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for U.S. Food and Drug Administration ("FDA") approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On June 5, 2023, Biocon Biologics Inc. ("Biocon"), as successor-in-interest to the aflibercept 2 mg biosimilar, was joined as a defendant to the lawsuit. A trial was held in June 2023 concerning certain claims of the '601 Patent, the '572 Patent, and the Company's U.S. Patent No. 11,084,865 (the "'865 Patent"). On December 27, 2023, the court issued a decision finding that (i) the asserted claims of the '865 Patent were valid and infringed by Mylan and Biocon and (ii) the asserted claims of the '601 and '572 Patents were infringed by Mylan and Biocon but were invalid as obvious. On June 11, 2024, the court granted the Company's motion for a permanent injunction, enjoining Mylan and Biocon from selling in the United States their aflibercept 2 mg biosimilar until the expiration of the '865 Patent. On June 21, 2024, Mylan and Biocon filed a notice of appeal of the court's December 27, 2023 and June 11, 2024 decisions to the Federal Circuit. An oral hearing concerning Mylan and Biocon's appeal was held on February 7, 2025. On April 14, 2025, the parties entered into a settlement agreement, pursuant to which Mylan and Biocon's appeal to the Federal Circuit and all related litigation have been dismissed and Biocon is precluded from launching its aflibercept 2 mg biosimilar until the second half of 2026.
On November 8, November 22, and November 29, 2023, respectively, the Company filed patent infringement lawsuits against Celltrion, Inc. ("Celltrion"), Samsung Bioepis Co., Ltd. ("Samsung Bioepis"), and Formycon AG ("Formycon") in the United States District Court for the Northern District of West Virginia following service on Regeneron of each company's notice of commercial marketing. The lawsuits alleged that each company had infringed certain Company patents, including based on each company's filing for FDA approval of an aflibercept 2 mg biosimilar. On December 27, 2023, the Company filed a second patent infringement lawsuit against Samsung Bioepis. On June 14, June 21, and June 28, 2024, respectively, the court granted the Company's motions for preliminary injunctions against Samsung Bioepis, Formycon, and Celltrion; each of these decisions was appealed to the Federal Circuit. On January 29, 2025, the Federal Circuit affirmed the lower court's preliminary injunction decisions against Samsung Bioepis and Formycon; and on March 5, 2025, the Federal Circuit affirmed the lower court's preliminary injunction decision against Celltrion. On May 23, 2025, Formycon petitioned the lower court to revoke the preliminary injunction.
On January 10, 2024, the Company filed a patent infringement lawsuit against Amgen Inc. ("Amgen") in the United States District Court for the Central District of California alleging that Amgen's filing for FDA approval of an aflibercept 2 mg biosimilar infringed certain Company patents. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding paragraph. On September 23, 2024, the court denied the Company's motion for a preliminary injunction; and on September 25, 2024, the Federal Circuit issued an administrative stay pending its review of the Company's temporary injunction motion. On October 22, 2024, the Federal Circuit denied the Company's temporary injunction motion and lifted the administrative stay. On March 14, 2025, the Federal Circuit affirmed the lower court's preliminary injunction decision. On June 17, 2025, the Company filed an additional patent infringement lawsuit against Amgen in the United States District Court for the Central District of California

alleging that Amgen's continued commercialization of its aflibercept 2 mg biosimilar infringes the Company's U.S. Patent No. 12,331,099.
On August 26, 2024, the Company filed a patent infringement lawsuit against Sandoz Inc. ("Sandoz") in the United States District Court for the District of New Jersey alleging that Sandoz's filing for FDA approval of an aflibercept 2 mg biosimilar infringed certain Company patents. On September 12, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding paragraphs. On July 11, 2025, the Company filed a motion for a preliminary injunction against Sandoz based on the '865 Patent.
Post-Grant Proceedings Before the USPTO
On November 20, 2024, November 29, 2024, and January 15, 2025, Samsung Bioepis, Formycon, and Celltrion, respectively, filed inter partes review ("IPR") petitions in the USPTO against the '865 Patent, each seeking a declaration that the '865 Patent is invalid. On June 6, 2025, the USPTO denied institution of Samsung and Formycon's respective IPR petitions, and on June 25, 2025, the USPTO denied institution of Celltrion's IPR petition.
On July 14, 2025, Fresenius Kabi SwissBioSim GmbH filed IPR petitions in the USPTO against the '865 Patent and U.S. Patent No. 10,828,345 (the "'345 Patent"), seeking a declaration that the '865 Patent and '345 Patent are invalid.
Europe
EPO Post-Grant Proceedings
Various parties, including Amgen and other, anonymous parties, are seeking revocation of the Company's European Patent Nos. 2,944,306 (the "'306 Patent"), 3,716,992 (the "'992 Patent"), and 3,384,049 (the "'049 Patent") before the Opposition Division ("OD") of the EPO. On November 26, 2024, following an oral hearing, the OD announced its decision to revoke the '306 Patent. On March 11, 2025, the Company appealed the OD's decision. Oral hearings concerning the '992 and '049 Patents have been scheduled for October and December 2025, respectively.
Country-Specific Proceedings
Various parties, including Samsung Bioepis and Formycon and/or their affiliated entities, are seeking revocation of the '306 Patent, the '992 Patent, and the Company's European Patent No. 2,364,691 (the "'691 Patent") and/or a declaration that its aflibercept 2 mg biosimilar would not infringe these patents in several European national courts (including those in Belgium, France, Germany, Italy, the Netherlands, and the United Kingdom). In the United Kingdom, the Company has filed a preemptive counterclaim against Formycon, Klinge Biopharma GmbH, and Samsung Bioepis UK Limited for infringement of the '306 Patent and the '691 Patent. In April 2025, the Company and Amgen entered into a settlement agreement, pursuant to which Amgen is no longer party to the United Kingdom proceedings. In Germany, following a trial held in June 2025, the German Federal Patent Court upheld the '691 Patent as valid and dismissed the revocation proceeding brought by Samsung Bioepis. In the United Kingdom, trials concerning the '691 and '306 Patents were held in June 2025, and the '992 Patent proceedings are stayed pending resolution of the EPO proceedings concerning this patent. In the Netherlands, a trial concerning the '691 and '306 Patents was held on July 18, 2025.
The Company has commenced proceedings in Belgium against various parties, including Amgen, Celltrion, Sterigenics (Petit-Rechain) NV, and Sandoz GmbH, for infringement of the Company's European Patent No. 1,183,353 (as extended by Supplementary Protection Certificate 2013C/029).
Canada
Proceedings against Amgen Canada
On May 9, 2023, Amgen Canada Inc. ("Amgen Canada") filed invalidation proceedings against the Company in the Federal Court of Canada seeking revocation of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent") and 3,007,276 (the "'276 Patent"). On September 14, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of Bayer Healthcare LLC's Canadian Patent No. 2,970,315 (the "'315 Patent"). On September 14, 2023, the Company and Bayer Inc. filed three separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 3,129,193 (the "'193 Patent"), 2,965,495 (the "'495 Patent"), and 2,906,768 (the "'768 Patent"), respectively. On October 11, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed two separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's '510 Patent and '276 Patent, respectively. On June 28, 2024, Amgen Canada filed a motion to delist the '276 Patent from the Canada Patent Register; and on November 20, 2024, the court granted Amgen Canada's motion. That decision has been appealed by the Company and Bayer. A trial concerning the '510 Patent and the '276 Patent was held in May–June 2025; and a trial concerning the '315 Patent and the '193 Patent has been scheduled for August–September 2025.
Proceedings against Sandoz
On January 24, 2025, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Sandoz Canada Inc. in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the '510 Patent, the '276 Patent, the '495 Patent, the '768 Patent, the '193 Patent, the '315 Patent, and Canadian Patent No. 3,137,326 (the "'326 Patent"). A trial concerning the '510 Patent, the '276 Patent, the '315 Patent, and the '326 Patent has been scheduled for October–November 2026.
South Korea
On December 13, 2022, Samsung Bioepis initiated invalidation proceedings before the Intellectual Property Trial and Appeal Board of the Korean Intellectual Property Office ("KIPO") against the Company's Korean Patent No. 1406811 (the "'811 Patent"), seeking revocation of the '811 Patent in its entirety. On October 23, 2024, the KIPO maintained the '811 Patent as valid; Samsung Bioepis has appealed that decision.
The Company and, as applicable, Bayer Consumer Care AG, have also filed patent infringement lawsuits in the Seoul Central District Court against various parties including Samsung Bioepis and its parent company Samsung Biologics Co., Ltd. (collectively, "Samsung"), Sam Chun Dang Pharm. Co., Ltd. and OPTUS Pharmaceutical Co., Ltd., and Celltrion. These lawsuits seek damages and/or injunctive relief and allege that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar by the relevant defendant(s) would infringe one or more claims of the '811 Patent and/or the Company's Korean Patent Nos. 659477 (the "'477 Patent") and 2519234 (the "'234 Patent"). On February 7, 2025, the Seoul Central District Court granted the Company's preliminary injunction request against Samsung on the basis of the '811 Patent; Samsung has appealed that decision. The preliminary injunction against Samsung prohibits Samsung from manufacturing and selling its aflibercept 2 mg biosimilar in South Korea. Also on February 7, 2025, the Seoul Central District Court denied Regeneron's preliminary injunction request against Celltrion; Regeneron has appealed that decision.
Australia
On June 4, 2025, the Company, Bayer Consumer Care AG, and Bayer Australia filed a patent infringement lawsuit against Sandoz Pty Ltd. and a request for a preliminary injunction in the Federal Court of Australia alleging that the importing, selling, supplying, or otherwise disposing of an aflibercept 2 mg biosimilar would infringe one or more claims of the Company's Australian Patent No. 2012205599. An oral hearing to consider the preliminary injunction request has been scheduled for August 14, 2025.
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
On May 27, 2022, the Company filed a lawsuit against Amgen in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On February 10, 2023, the court denied Amgen's motion to stay these proceedings; and on March 21, 2023, the court denied Amgen's motion to dismiss the complaint. On August 28, 2023, the Company filed an amended complaint in this matter; and, as part of its response, on September 20, 2023, Amgen filed a counterclaim alleging that the Company engaged in unfair business practices in violation of state law. On April 10, 2025, the court denied Amgen's motion for summary judgment. A trial was held in May 2025. On May 15, 2025, the jury reached a verdict in Regeneron's favor on nine of the ten counts submitted to it and awarded Regeneron $135.6 million in compensatory damages and $271.2 million in punitive damages. On June 20, 2025, Amgen filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial. Also on June 20, 2025, the Company filed a post-trial motion for (i) permanent injunctive relief, (ii) a constructive trust, and (iii) prejudgment interest. An oral hearing on Amgen's and Regeneron's respective post-trial motions has been scheduled for August 27, 2025.
Europe
On June 1, 2023, Sanofi filed an action in the Munich Central Division of the Unified Patent Court (the "UPC") seeking revocation of Amgen's European Patent No. 3,666,797 (the "'797 Patent"). The '797 Patent is a divisional patent of European Patent No. 2,215,124 (the "'124 Patent") (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '124 Patent), which was previously invalidated by the Technical Board of Appeal of the EPO. On July 16, 2024, following a trial, the Munich Central Division of the UPC issued a decision revoking the '797 Patent in its entirety. On September 16, 2024, Amgen appealed the decision of the Munich Central Division of the UPC to the Court of Appeal of the UPC. An oral hearing before the Court of Appeal of the UPC has been scheduled for August 2025.
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
The Company and Sanofi are also seeking revocation of the '797 Patent at the EPO. On April 3, 2025, the OD upheld the '797 Patent as valid. The Company and Sanofi have appealed this decision to the Technical Board of Appeal of the EPO. An oral hearing before the Technical Board of Appeal of the EPO has been scheduled for April 2026.
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
In June 2021, the Company received a CID from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID states that the investigation concerns allegations that the Company (i) violated the False Claims Act by paying kickbacks to distributors and ophthalmology practices to induce purchase of EYLEA, including through discounts, rebates, credit card fees, free units of EYLEA, and inventory management systems; and (ii) inflated reimbursement rates for EYLEA by excluding applicable discounts, rebates, and benefits from the average sales price reported to the Centers for Medicare & Medicaid Services. The CID covers the period from January 2011 through June 2021. On November 29, 2023, the U.S. Department of Justice informed the Company that it had filed a notice of partial intervention in this matter. On March 28, 2024, the Department of Justice and the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint intervention (the "March 2024 Civil Complaint") in the U.S. District Court for the District of Massachusetts asserting causes of action under the federal False Claims Act and a claim for unjust enrichment. Also on March 28, 2024, the U.S. District Court of the District of Massachusetts unsealed a qui tam complaint against the Company, AmerisourceBergen, and Besse Medical by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states and municipalities, asserting causes of action under the federal False Claims Act and state and local laws, and alleging violations of the federal Anti-Kickback statute. On June 25, 2024, the States of Colorado, Georgia, Michigan, North Carolina, Texas, and Washington filed a civil complaint in partial intervention (the "June 2024 Civil Complaint") in the U.S. District Court for the District of Massachusetts asserting causes of action under various state laws. On July 18, 2024, the Company filed a motion to dismiss the March 2024 Civil Complaint and the June 2024 Civil Complaint. An oral hearing on the Company's motion to dismiss was held on December 16, 2024. On April 29, 2025, the court denied the Company's motion to dismiss. On May 27, 2025, the Company filed its answers to the March 2024 Civil Complaint and the June 2024 Civil Complaint. On June 17, 2025, the court granted a motion by the States of Maine, Nebraska, Ohio, Oregon, and Wyoming to intervene in the action. On June 18, 2025, those states filed a consolidated complaint asserting causes of action under their respective state laws (the "June 2025 Civil Complaint"). On July 23, 2025, the Company filed its answer and counterclaims to the June 2025 Civil Complaint.
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
Shareholder Derivative Complaint – Department of Justice June 2020 Civil Complaint Matters
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
Shareholder Derivative Complaints – Department of Justice March 2024 Civil Complaint Matters
On January 16 and January 22, 2025, purported shareholders filed two separate shareholder derivative complaints in the U.S. District Court for the Southern District of New York against members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaints each allege that the individual defendants, among other things, breached their fiduciary duties to the Company by failing to properly manage and oversee the Company in connection with the conduct alleged in the March 2024 Civil Complaint discussed under "Department of Justice Matters" above. The complaints also each allege that the individual defendants breached the federal securities laws, wasted corporate assets, and unjustly enriched themselves at the expense of the Company. The complaints each seek, among other things, an award of damages allegedly sustained by the Company as a result of the alleged misconduct of the individual defendants; an order requiring the individual defendants to take all necessary actions to reform and improve the Company's corporate governance and internal procedures; and costs and disbursements of the applicable action, including attorneys' fees. On June 3, 2025, the court consolidated the two separate shareholder derivative complaints pursuant to a joint stipulation by the parties.
On June 5, 2025, two purported shareholders filed separate shareholder derivative complaints in the New York Supreme Court against members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. These actions make similar allegations to the ones filed on January 16 and January 22, 2025. On June 16, 2025, the Company filed notices of removal, removing both of the newly filed actions from the New York Supreme Court to the U.S. District Court of the Southern District of New York. On July 16, 2025, the purported shareholders each filed a motion to remand their respective actions back to the New York Supreme Court.
On July 30, 2025, a purported shareholder filed another shareholder derivative complaint in the U.S. District Court for the Southern District of New York against members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. This complaint makes similar allegations to the ones filed on January 16, 2025, January 22, 2025, and June 5, 2025.
Shareholder Derivative Complaint – Director Compensation
On July 22, 2025, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current non-employee members of our board of directors, and the co-Chairs of our board of directors (who also serve as our President and Chief Executive Officer and our President and Chief Scientific Officer, respectively) as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and/or were unjustly enriched when they approved and/or received allegedly excessive non-employee director compensation in 2024 and 2025, and that this allegedly excessive compensation was a waste of corporate assets. The complaint seeks damages in favor of Regeneron for the alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets; improvements to Regeneron's corporate governance and internal procedures; equitable relief, including restitution from the individual defendants; and award of the costs of the action, including attorneys' fees.

Class Action Civil Complaint
On January 7, 2025, a purported shareholder filed a putative class action civil complaint, on behalf of himself and all others similarly situated, in the U.S. District Court for the Southern District of New York against the Company and certain current and former executive officers of the Company. The complaint asserts violations of federal securities laws in connection with statements or disclosures purportedly related to the conduct alleged in the March 2024 Civil Complaint discussed under "Department of Justice Matters" above. On July 10, 2025, the court appointed a lead plaintiff and lead counsel for the action.
Sanofi Litigation
On November 18, 2024, the Company filed a lawsuit (as amended on December 20, 2024) in the United States District Court for the Southern District of New York against Sanofi and certain of its affiliated entities. The lawsuit alleges that the defendants breached certain provisions of the parties' Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009 (as amended, the "Collaboration Agreement"), concerning Sanofi's obligation to provide Regeneron with full access to material information relating to the commercialization of Dupixent or other products commercialized pursuant to the Collaboration Agreement and Regeneron's audit rights under the Collaboration Agreement. The lawsuit seeks a declaratory judgment, injunctive relief, damages, and other relief. On July 3, 2025, Sanofi filed a motion to dismiss the complaint.

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
Selected financial information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues	$3,675.6	$3,547.1	$6,704.3	$6,692.1
Net income	$1,391.6	$1,432.3	$2,200.3	$2,154.3
Net income per share - diluted	$12.81	$12.41	$20.02	$18.68
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
		✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Dupixent® (dupilumab) Injection(b)	Atopic dermatitis (in adults, adolescents, and pediatrics aged 6 months and older)	✓	✓	✓
	Asthma (in adults and adolescents)	✓	✓	✓
	Asthma (in pediatrics 6–11 years of age)	✓	✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP") (in adults)	✓	✓	✓
	CRSwNP (in adolescents)	✓
	Chronic obstructive pulmonary disease ("COPD")	✓	✓	✓
	Eosinophilic esophagitis ("EoE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓	✓
	Prurigo nodularis	✓	✓	✓
	Chronic spontaneous urticaria ("CSU") (in adults and adolescents)	✓		✓
	Bullous pemphigoid	✓
Libtayo® (cemiplimab) Injection	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC")	✓	✓
	Metastatic or locally advanced first-line NSCLC (in combination with chemotherapy)	✓	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓
	Metastatic or recurrent second-line cervical cancer		✓	✓
Praluent® (alirocumab) Injection(c)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓
	HeFH in pediatrics and adolescents (8–17 years of age)	✓	✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
Kevzara® (sarilumab) Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓	✓
	Polyarticular juvenile idiopathic arthritis ("pJIA")	✓	✓
Evkeeza® (evinacumab) Injection(d)	HoFH (in adults, adolescents, and pediatrics)	✓	✓	✓
Ordspono™ (odronextamab)	Follicular lymphoma ("FL")		✓
	Diffuse large B-cell lymphoma ("DLBCL")		✓
Lynozyfic™ (linvoseltamab)	Relapsed/refractory multiple myeloma	✓	✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab) Injection	Infection caused by Zaire ebolavirus	✓
Veopoz® (pozelimab) Injection	CD55-deficient protein-losing enteropathy ("CHAPLE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
ARCALYST® (rilonacept) Injection(e)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults, adolescents, and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(f)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓

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
(b) In collaboration with Sanofi
(c) The Company is responsible for the development and commercialization of Praluent in the United States and Sanofi is responsible for the development and commercialization of Praluent outside the United States

(d) The Company is responsible for the development and commercialization of Evkeeza in the United States and Ultragenyx is responsible for the development and commercialization of Evkeeza outside the United States

(e) Kiniksa is responsible for the development and commercialization of ARCALYST
(f) Sanofi is responsible for the development and commercialization of ZALTRAP

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

	Three Months Ended June 30,
	2025			2024			% Change
(In millions)	U.S.	ROW(f)	Total	U.S.	ROW	Total	(Total Sales)
EYLEA HD(a)	$393.2	$241.7	$634.9	$304.2	$59.1	$363.3	75%
EYLEA(a)	$754.3	$736.0	$1,490.3	$1,230.5	$848.7	$2,079.2	(28%)
Total EYLEA HD and EYLEA	$1,147.5	$977.7	$2,125.2	$1,534.7	$907.8	$2,442.5	(13%)
Dupixent(b)	$3,205.0	$1,139.6	$4,344.6	$2,610.2	$946.2	$3,556.4	22%
Libtayo(c)	$247.8	$128.7	$376.5	$182.4	$115.0	$297.4	27%
Praluent(d)	$65.8	$156.2	$222.0	$56.1	$135.8	$191.9	16%
Kevzara(b)	$95.7	$56.5	$152.2	$65.1	$44.6	$109.7	39%
Other products(e)	$42.1	$30.0	$72.1	$30.9	$21.9	$52.8	37%

	Six Months Ended June 30,
	2025			2024			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA HD(a)	$700.0	$388.1	$1,088.1	$504.2	$74.3	$578.5	88%
EYLEA(a)	$1,490.3	$1,447.4	$2,937.7	$2,432.1	$1,682.9	$4,115.0	(29%)
Total EYLEA HD and EYLEA	$2,190.3	$1,835.5	$4,025.8	$2,936.3	$1,757.2	$4,693.5	(14%)
Dupixent(b)	$5,834.4	$2,175.8	$8,010.2	$4,828.2	$1,805.0	$6,633.2	21%
Libtayo(c)	$440.3	$221.3	$661.6	$341.6	$219.7	$561.3	18%
Praluent(d)	$122.6	$292.7	$415.3	$126.1	$267.1	$393.2	6%
Kevzara(b)	$168.5	$100.1	$268.6	$115.1	$88.7	$203.8	32%
Other products(e)	$73.2	$53.5	$126.7	$56.2	$40.8	$97.0	31%

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

Clinical Program	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA HD (aflibercept) 8 mg(a)		–RVO	–Pre-filled syringe (U.S.) –RVO (U.S.) –Every 4-week dosing regimen for approved indications (U.S.)
–Presented positive three-year data from extension study of Phase 3 wAMD trial at Angiogenesis, Exudation, and Degeneration ("Angiogenesis") 2025 annual meeting

–Presented positive data from Phase 3 QUASAR trial in RVO at Angiogenesis 2025 annual meeting

–FDA issued Complete Response Letters ("CRLs") for sBLA for addition of extended dosing intervals and for regulatory application for pre-filled syringe

–Approved by EC for extended dosing intervals up to 6 months (24 weeks) in wAMD and DME

–U.S. Food and Drug Administration ("FDA") decision for pre-filled syringe

–FDA decision on supplemental Biologics License Application ("sBLA") for RVO

–FDA decision on sBLA for every 4-week dosing regimen

Pozelimab(f) (REGN3918) Antibody to C5		–Geographic atrophy, cemdisiran combination(l)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit	–Ulcerative colitis	–Asthma in pediatrics (2–5 years of age) –Chronic pruritus of unknown origin ("CPUO") –Lichen simplex chronicus	–Asthma in pediatrics (6–11 years of age) (Japan) –CSU in adults and adolescents (EU) –CSU in pediatrics (2–11 years of age) (U.S. and EU) –Bullous pemphigoid (EU and Japan)
–Approved by Japan's Ministry of Health, Labour and Welfare ("MHLW") for COPD

–Approved by FDA for CSU in adults and adolescents

–Resubmitted regulatory application for CSU in adults and adolescents in EU
–European Commission ("EC") decision on regulatory submission for CSU in adults and adolescents (second half 2025) –EC decision on regulatory submission for bullous pemphigoid (first half 2026)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Dupixent (dupilumab)(b) (continued)				–Presented positive data from Phase 2/3 bullous pemphigoid trial at 2025 American Academy of Dermatology ("AAD") Annual Meeting –Approved by FDA for bullous pemphigoid
Kevzara (sarilumab)(b) Antibody to IL-6R	–Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)			–Approved by EC for pJIA
Itepekimab(b) (REGN3500) Antibody to IL-33	–Non-cystic fibrosis bronchiectasis ("NCFB") –Chronic rhinosinusitis without nasal polyposis ("CRSsNP")	–COPD(e) –CRSwNP		–Reported that Phase 3 trial (AERIFY-1) in COPD met its primary endpoint; second Phase 3 trial (AERIFY-2) did not meet same primary endpoint
REGN5713-5715 Multi-antibody therapy to Bet v 1		–Birch allergy
REGN1908-1909(f) Multi-antibody therapy to Fel d 1		–Cat allergy

Solid Organ Oncology

Libtayo (cemiplimab)(g) Antibody to PD-1	–Neoadjuvant CSCC –First-line NSCLC, BNT116(i) combination –Neoadjuvant NSCLC –Neoadjuvant hepatocellular carcinoma ("HCC")	–Adjuvant CSCC –Early-stage CSCC (intralesional)	–First-line NSCLC, monotherapy and chemotherapy combination (Japan) –Adjuvant CSCC (U.S. and EU)
–Reported positive data from Phase 3 trial in adjuvant CSCC; results presented at 2025 American Society of Clinical Oncology ("ASCO") Annual Meeting and published in New England Journal of Medicine ("NEJM")

–MHLW decision on regulatory submission for NSCLC, monotherapy and chemotherapy combination (second half 2025)

–FDA decision on sBLA (October 2025) and EC decision on regulatory submission (first half 2026) for adjuvant CSCC

Fianlimab(f) (REGN3767) Antibody to LAG-3	–First-line advanced NSCLC (Phase 2/3) –Perioperative NSCLC –Perioperative melanoma	–First-line metastatic melanoma(e) –Adjuvant melanoma		–Based on pre-planned interim analysis of two Phase 2/3 studies in first-line advanced NSCLC, Phase 2 portion of the studies will continue unchanged	–Initiate Phase 2 study (in combination with Libtayo) in first-line metastatic head and neck squamous cell carcinoma (first quarter 2026)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Fianlimab(f) (REGN3767) (continued)
–Report results from Phase 3 study versus pembrolizumab in first-line metastatic melanoma (fourth quarter 2025/first quarter 2026)

–Report data from Phase 2/3 studies in first-line advanced NSCLC (first quarter 2026)

Vidutolimod Immune activator targeting TLR9
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–Ovarian cancer				–Report additional data from study in platinum-resistant ovarian cancer (second half 2025)
REGN5668(p) Bispecific antibody targeting MUC16 and CD28	–Ovarian cancer
Nezastomig (REGN5678) Bispecific antibody targeting PSMA and CD28	–Prostate cancer			–Reported additional data from study in prostate cancer at American Association for Cancer Research ("AACR") Annual Meeting
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors				–Report additional data from study in solid tumors (second half 2025)
Davutamig (REGN5093) Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC

Hematology

Pozelimab(f) (REGN3918) Antibody to C5		–Myasthenia gravis, cemdisiran combination(c)(l) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(l)			–Report results from Phase 3 cemdisiran combination study in myasthenia gravis (third quarter 2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Ordspono (odronextamab) Bispecific antibody targeting CD20 and CD3	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–FL(c)(e) –DLBCL(c)(e)		–FDA issued CRL for BLA for relapsed/refractory FL
Lynozyfic (linvoseltamab)(f) Bispecific antibody targeting BCMA and CD3	–Earlier (pre-malignant) multiple myeloma –Monoclonal gammopathy of undetermined significance ("MGUS") –Light chain amyloidosis ("ALA") (Phase 1/2)	–Multiple myeloma(c)(e)		–Approved by FDA and EC for relapsed/refractory multiple myeloma –Completed enrollment in Phase 3 confirmatory trial (LINKER-MM3) in relapsed/refractory multiple myeloma
Nexiguran ziclumeran (Nex-z, NTLA-2001)(j) TTR gene knockout using CRISPR/Cas9		–Transthyretin amyloidosis with cardiomyopathy ("ATTR-CM")(c)(m) –Hereditary transthyretin amyloidosis with polyneuropathy ("ATTRv-PN")(c)(m)
REGN9933 Antibody to Factor XI (A2 domain)	–Thrombosis				–Initiate randomized Phase 2 study (second half 2025)
REGN7508 Antibody to Factor XI (catalytic domain)	–Thrombosis	–Venous thromboembolism after total knee replacement surgery			–Initiate additional Phase 3 studies (second half 2025/first half 2026)
REGN7257 Antibody to IL2Rg				–Discontinued study in aplastic anemia
REGN7999 Antibody to TMPRSS6	–Iron overload in beta-thalassemia

Internal Medicine/Genetic Medicines

Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)			–Report results from Phase 3 study in FOP (second half 2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	–Obesity(n)			–Reported interim 26-week results from Phase 2 study in obesity; final 26-week results consistent with interim results	–Present final 26-week results from Phase 2 study in obesity at upcoming conference (third quarter 2025)
Mibavademab(f)(o) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(c)(d)(e)
REGN5381 Agonist antibody to NPR1	–Heart failure –Uncontrolled hypertension
REGN7544 Antagonist antibody to NPR1	–Postural orthostatic tachycardia syndrome ("POTS") –Sepsis-induced hypotension
Rapirosiran (ALN-HSD)(k) RNAi therapeutic targeting HSD17B13	–Metabolic dysfunction-associated steatohepatitis ("MASH")
DB-OTO AAV-based gene therapy	–Hearing deficit due to variants of the otoferlin gene(c)(e)(m) (Phase 1/2)			–Presented updated data from Phase 1/2 trial at Association for Research in Otolaryngology's Annual MidWinter Meeting	–Report additional data from Phase 1/2 study (second half 2025)

Note: For purposes of the table above, a program is classified in Phase 2 or 3 clinical development after recruitment for the corresponding study or studies has commenced
(a) In collaboration with Bayer outside the United States
(b) In collaboration with Sanofi
(c) FDA granted Orphan Drug designation
(d) FDA granted Breakthrough Therapy designation
(e) FDA granted Fast Track designation
(f) Sanofi is entitled to receive royalties on sales of the product, if any
(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column captures submissions to U.S., EU, and Japan regulatory authorities
(i) BioNTech's BNT116 is an mRNA cancer vaccine
(j) In collaboration with Intellia
(k) Alnylam elected to opt-out of the product candidate. Under the terms of our agreement, Alnylam is entitled to receive royalties on sales of the product, if any.
(l) Under the terms of our license agreement for cemdisiran, Alnylam is entitled to receive royalties on sales (if any), as well as sales milestones
(m) FDA granted Regenerative Medicine Advanced Therapy ("RMAT") designation
(n) Studied in combination with semaglutide with and without garetosmab
(o) A Phase 2 study, sponsored by Eli Lilly, is also ongoing and testing the combination of tirzepatide and mibavademab compared with tirzepatide alone in patients with obesity
(p) Studied in combination with ubamatamab

Additional Information - Clinical Development Programs
EYLEA HD
In April 2025, the FDA issued a CRL regarding the sBLA for the addition of extended dosing intervals. The FDA indicated that the submitted data did not support extended dosing intervals greater than every 16 weeks. The Company is evaluating next steps.
The FDA issued a CRL for the EYLEA HD pre-filled syringe in April 2025, and the FDA subsequently accepted the Company's resubmission of its regulatory application for the EYLEA HD pre-filled syringe.
However, the Company now expects regulatory approvals to be delayed for its currently pending FDA applications for EYLEA HD (pre-filled syringe, every-four-week dosing, and for the treatment of macular edema following retinal vein occlusion), which have PDUFA dates in August 2025. The anticipated delay is related to observations from an FDA general site inspection at the filler for EYLEA HD in these regulatory applications, Catalent Indiana LLC (recently acquired by Novo Nordisk A/S). This inspection was completed in mid-July and was not specific to EYLEA HD. Based on the Company's review of the observations and Novo's proposed response to the FDA, along with the progress the Company has made with alternate third-party fillers, the Company anticipates an expeditious resolution of the filling issues for EYLEA HD.
Itepekimab
In May 2025, the Company and Sanofi announced that a Phase 3 trial, AERIFY-1, in adults who were former smokers with inadequately controlled COPD met the primary endpoint of significantly reducing moderate or severe acute exacerbations by 27% compared to placebo at week 52, a clinically meaningful benefit. A second Phase 3 trial, AERIFY-2, did not meet the same primary endpoint, although a benefit was seen earlier in the trial. The safety profile of itepekimab observed in the Phase 3 trials was consistent with prior clinical trials. The Company and Sanofi are reviewing the data and will discuss with regulatory authorities to evaluate next steps.
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
Ordspono (odronextamab)
On July 30, 2025, the FDA issued a CRL for the BLA for odronextamab in relapsed/refractory follicular lymphoma after two or more lines of systemic therapy, which was also impacted by the Catalent Indiana LLC site inspection (as described in the "EYLEA HD" section above).
Collaboration, License, and Other Agreements
Sanofi
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the Antibody Collaboration, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of development expenses that were funded by Sanofi based on our share of collaboration profits; however, we are only required to apply 20% of our share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of June 30, 2025, the total amount of our contingent reimbursement obligation to Sanofi (i.e., "development balance") in connection with such development expenses was approximately $1.2 billion.
Under our collaboration agreement, Sanofi records product sales for commercialized products, and we have the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and in certain countries outside the United States. We supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits from sales within the United States, and share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us).

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
Intellia leads the design of the editing methodology, we lead the design of the targeted viral vector delivery approach, and the parties share costs. Each company has the opportunity to lead potential development and commercialization of product candidates for a target, and the company that is not leading development and commercialization will have the option to enter into a co-development and co-commercialization agreement for the target.
Nex-z, which is in clinical development, is subject to a co-development and co-commercialization arrangement pursuant to which Intellia leads development activities and the parties share development expenses 75% (Intellia)/25% (us). If nex-z is commercialized, Intellia will lead commercialization activities and we will be entitled to 25% of any profits.
Hansoh
In July 2025, our license agreement with Hansoh Pharmaceuticals Group Company Limited to acquire development and commercial rights outside of mainland China, Hong Kong, and Macau for HS-20094 (a dual GLP-1/GIP receptor agonist currently in Phase 3 clinical development in China) became effective. In-licensing a late-stage GLP1/GIP agonist enables us to study combinations with our products and product candidates in order to address muscle loss and potentially other comorbidities of obesity, such as cardiovascular diseases, diabetes, and liver conditions. Under the terms of the agreement, we made an $80.0 million up-front payment in July 2025. In addition, we are obligated to make additional payments upon achievement of development, regulatory, and sales milestones, as well as a low double-digit royalty on sales.
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
Results of Operations
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues	$3,675.6	$3,547.1	$6,704.3	$6,692.1
Operating expenses	2,596.1	2,477.5	5,033.1	4,871.1
Income from operations	1,079.5	1,069.6	1,671.2	1,821.0
Other income (expense)	439.2	558.5	752.5	507.8
Income before income taxes	1,518.7	1,628.1	2,423.7	2,328.8
Income tax expense	127.1	195.8	223.4	174.5
Net income	$1,391.6	$1,432.3	$2,200.3	$2,154.3

Net income per share - diluted	$12.81	$12.41	$20.02	$18.68
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024	$ Change	2025	2024	$ Change
Net product sales:
EYLEA HD - U.S.	$393.2	$304.2	$89.0	$700.0	$504.2	$195.8
EYLEA - U.S.	754.3	1,230.5	(476.2)	1,490.3	2,432.1	(941.8)
Total EYLEA HD and EYLEA - U.S.	1,147.5	1,534.7	(387.2)	2,190.3	2,936.3	(746.0)
Libtayo - U.S.	247.8	182.4	65.4	440.3	341.6	98.7
Libtayo - ROW	128.7	115.0	13.7	221.3	219.7	1.6
Total Libtayo - Global	376.5	297.4	79.1	661.6	561.3	100.3
Praluent - U.S.	65.8	56.1	9.7	122.6	126.1	(3.5)
Evkeeza - U.S.	41.2	30.4	10.8	72.1	55.2	16.9
Inmazeb - ROW	—	—	—	—	1.0	(1.0)
Total net product sales	$1,631.0	$1,918.6	$(287.6)	$3,046.6	$3,679.9	$(633.3)

Collaboration revenue:
Sanofi	$1,443.6	$1,145.6	$298.0	$2,626.8	$2,055.4	$571.4
Bayer	415.0	375.1	39.9	758.9	731.1	27.8
Other	2.1	3.3	(1.2)	6.2	4.3	1.9
Other revenue	183.9	104.5	79.4	265.8	221.4	44.4
Total revenues	$3,675.6	$3,547.1	$128.5	$6,704.3	$6,692.1	$12.2

Net Product Sales
Net product sales of EYLEA HD increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, due to higher sales volumes.
Net product sales of EYLEA for the three and six months ended June 30, 2025, compared to the same periods in 2024, were negatively impacted by (i) lower sales volumes as a result of continued competitive pressures (as described below), loss in market share to compounded bevacizumab due to patient affordability constraints, and the continued transition of patients to EYLEA HD, and (ii) a lower net selling price.
EYLEA net product sales have been, and are likely to continue to be, negatively impacted by increased competition from other anti-VEGF products, including biosimilars, as well as the transition of patients from EYLEA to EYLEA HD. The magnitude and duration of such impact is presently unknown. For more information, see Part II, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - We are substantially dependent on the success of EYLEA, EYLEA HD, and Dupixent" and "The commercial success of our products and product candidates is subject to significant competition - Marketed Products." In addition, if independent not-for-profit patient assistance funds that provide copay assistance are unable to support eligible patients, this will likely have a continued negative impact on patient affordability resulting in lower utilization of higher-cost anti-VEGF agents.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Regeneron's share of profits	$1,282.1	$988.3	$2,300.2	$1,792.3
Reimbursement for manufacturing of commercial supplies(a)	161.5	157.3	326.6	263.1
Total Sanofi collaboration revenue	$1,443.6	$1,145.6	$2,626.8	$2,055.4

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Global net product sales of Dupixent and Kevzara are recorded by Sanofi, and we and Sanofi share profits on such sales.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Dupixent and Kevzara net product sales	$4,496.8	$3,666.1	$8,278.8	$6,837.0
Regeneron's share of collaboration profits in connection with commercialization of antibodies	$1,496.7	$1,149.2	$2,676.9	$2,075.1
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation(a)	(214.6)	(160.9)	(376.7)	(282.8)
Regeneron's share of profits	$1,282.1	$988.3	$2,300.2	$1,792.3

Regeneron's share of profits as a percentage of Dupixent and Kevzara net product sales	29%	27%	28%	26%

(a) See "Collaboration, License, and Other Agreements - Sanofi" above for additional details on our contingent reimbursement obligation
The increase in our share of profits for the three and six months ended June 30, 2025, compared to the same periods in 2024, was driven by higher profits associated with Dupixent sales.

Bayer Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Regeneron's share of profits	$383.4	$353.0	$700.7	$686.9
Reimbursement for manufacturing of commercial supplies(a)	31.6	22.1	58.2	44.2
Total Bayer collaboration revenue	$415.0	$375.1	$758.9	$731.1

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Bayer records net product sales of EYLEA 8 mg and EYLEA outside the United States. Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
EYLEA 8 mg and EYLEA net product sales outside the United States	$977.7	$907.8	$1,835.5	$1,757.2
Regeneron's share of collaboration profit from sales outside the United States	$399.9	$369.0	$733.5	$719.5
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation(a)	(16.5)	(16.0)	(32.8)	(32.6)
Regeneron's share of profits	$383.4	$353.0	$700.7	$686.9

Regeneron's share of profits as a percentage of EYLEA 8 mg and EYLEA net product sales outside the United States	39%	39%	38%	39%

(a) See "Collaboration, License, and Other Agreements - Bayer" above for additional details on our contingent reimbursement obligation
Other Revenue
Other revenue increased for the three and six months ended June 30, 2025, compared to the same periods in 2024. Other revenue included royalties and share of profits earned in connection with license agreements of $117.8 million and $69.4 million for the three months ended June 30, 2025 and 2024, respectively, and $187.6 million and $116.9 million for the six months ended June 30, 2025 and 2024, respectively.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except headcount data)	2025	2024	Change	2025	2024	Change
Research and development(a)	$1,421.7	$1,200.0	$221.7	$2,749.1	$2,448.4	$300.7
Acquired in-process research and development	10.0	23.9	(13.9)	22.3	31.0	(8.7)
Selling, general, and administrative(a)	634.2	758.8	(124.6)	1,267.2	1,447.8	(180.6)
Cost of goods sold	275.6	257.8	17.8	541.1	498.2	42.9
Cost of collaboration and contract manufacturing(b)	254.6	222.4	32.2	453.4	415.8	37.6
Other operating expense (income), net	—	14.6	(14.6)	—	29.9	(29.9)
Total operating expenses	$2,596.1	$2,477.5	$118.6	$5,033.1	$4,871.1	$162.0

Average headcount	15,207	14,176	1,031	15,182	13,926	1,256

(a) Includes costs incurred net of any cost reimbursements from collaborators
(b) Includes costs incurred in connection with manufacturing drug supplies for collaborators and others

Operating expenses included stock-based compensation expense of $251.7 million and $223.2 million for the three months ended June 30, 2025 and 2024, respectively, and $507.4 million and $453.3 million for the six months ended June 30, 2025 and 2024, respectively.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024*	$ Change	2025	2024*	$ Change
Direct research and development expenses:
Lynozyfic (linvoseltamab)	$53.6	$23.1	$30.5	$85.3	$86.4	$(1.1)
Fianlimab	47.9	51.0	(3.1)	99.4	115.0	(15.6)
Ordspono (odronextamab)	42.8	34.3	8.5	69.0	60.3	8.7
Itepekimab	34.5	24.2	10.3	62.8	43.6	19.2
Dupixent (dupilumab)	28.1	28.8	(0.7)	53.6	65.1	(11.5)
Trevogrumab	23.6	5.1	18.5	39.1	12.2	26.9
EYLEA HD (aflibercept) 8 mg	22.6	25.1	(2.5)	52.9	47.1	5.8
Libtayo (cemiplimab)	18.5	20.2	(1.7)	39.3	42.8	(3.5)
Pozelimab	16.3	19.8	(3.5)	29.1	31.8	(2.7)
Other product candidates in clinical development and other research programs	166.2	132.3	33.9	312.0	268.0	44.0
Total direct research and development expenses	454.1	363.9	90.2	842.5	772.3	70.2

Indirect research and development expenses:
Payroll and benefits	449.4	422.5	26.9	901.1	841.4	59.7
Lab supplies and other research and development costs	64.9	56.5	8.4	124.9	112.4	12.5
Occupancy and other operating costs	158.6	141.6	17.0	313.0	276.1	36.9
Total indirect research and development expenses	672.9	620.6	52.3	1,339.0	1,229.9	109.1

Clinical manufacturing costs	337.0	260.1	76.9	647.3	534.6	112.7

Reimbursement of research and development expenses by collaborators	(42.3)	(44.6)	2.3	(79.7)	(88.4)	8.7

Total research and development expenses	$1,421.7	$1,200.0	$221.7	$2,749.1	$2,448.4	$300.7

* Certain prior year amounts have been reclassified to conform to the current year's presentation

Research and development expenses included stock-based compensation expense of $139.0 million and $122.4 million for the three months ended June 30, 2025 and 2024, respectively, and $280.0 million and $245.4 million for the six months ended June 30, 2025 and 2024, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to lower charitable contributions to an independent not-for-profit patient assistance organization. Selling, general, and administrative expenses included stock-based compensation expense of $91.8 million and $82.6 million for the three months ended June 30, 2025 and 2024, respectively, and $187.0 million and $168.8 million for the six months ended June 30, 2025 and 2024, respectively.
Cost of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except gross margin on net product sales)	2025	2024	2025	2024
Cost of goods sold	$275.6	$257.8	$541.1	$498.2
Gross margin on net product sales(a)	83%	87%	82%	86%

(a) Gross margin on net product sales represents gross profit expressed as a percentage of total net product sales recorded by the Company. Gross profit is calculated as net product sales (see "Net Product Sales" section above) less cost of goods sold.

Gross margin on net product sales decreased for the three and six months ended June 30, 2025, compared to the same periods in 2024, partly due to ongoing investments to support our manufacturing operations and higher inventory write-offs and reserves.
Other Operating Expense (Income)
Other operating expense (income), net, for the three and six months ended June 30, 2024 reflected a charge of $14.6 million and $29.9 million, respectively, related to the increase in the estimated fair value of the contingent consideration liability recognized in connection with our 2023 acquisition of Decibel Therapeutics, Inc.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Unrealized gains on equity securities, net	$249.8	$392.5	$389.5	$196.3
Interest income	174.8	179.4	348.3	340.9
Other	18.2	1.4	27.0	1.5
Other income (expense), net	442.8	573.3	764.8	538.7
Interest expense	(3.6)	(14.8)	(12.3)	(30.9)
Total other income (expense)	$439.2	$558.5	$752.5	$507.8

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except effective tax rate)	2025	2024	2025	2024
Income tax expense	$127.1	$195.8	$223.4	$174.5
Effective tax rate	8.4%	12.0%	9.2%	7.5%
Our effective tax rate for the three and six months ended June 30, 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, federal tax credits for research activities, and, in the second quarter of 2025, the release of existing uncertain tax positions recognized upon the effective settlement of the IRS audit of our 2017 and 2018 federal income tax returns. The release of liabilities for uncertain tax positions reduced our effective tax rate for the three and six months ended June 30, 2025 by 3.9% and 2.4%, respectively.
The change in our effective tax rate for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily impacted by the net change in uncertain tax positions, as well as lower tax benefits from less stock option exercises.
On July 4, 2025, bill H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" or "OBBBA", was signed into law. The OBBBA significantly revises U.S. corporate income tax laws by, among other things, restoring the option for immediate expense recognition for U.S.-based research and development expenditures and making permanent the first-year bonus depreciation on qualified property. The OBBBA also modifies U.S. taxation on foreign earnings by, among other things, changing the tax rates for global intangible low-taxed income (now known as Net CFC Tested Income) and foreign-derived intangible income (now known as foreign-derived deduction eligible income), modifying the allocation of expenses in calculating foreign tax credits, as well as changing foreign tax credit limitations. We are in the process of evaluating the impact of the OBBBA on our financial statements.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,	December 31,
(In millions)	2025	2024	$ Change
Financial assets:
Cash and cash equivalents	$1,995.8	$2,488.2	$(492.4)
Marketable securities - current	5,473.8	6,524.3	(1,050.5)
Marketable securities - noncurrent	10,058.2	8,900.1	1,158.1
	$17,527.8	$17,912.6	$(384.8)

Working capital:
Current assets	$16,859.5	$18,660.9	$(1,801.4)
Current liabilities	3,667.0	3,944.3	(277.3)
	$13,192.5	$14,716.6	$(1,524.1)

Borrowings and finance lease liabilities:
Long-term debt	$1,985.1	$1,984.4	$0.7
Finance lease liabilities	$720.0	$720.0	$—
As of June 30, 2025, we also had borrowing availability of $750.0 million under a revolving credit facility.

Sources and Uses of Cash for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
(In millions)	2025	2024	$ Change
Cash flows provided by operating activities	$2,189.5	$1,866.5	$323.0
Cash flows used in investing activities	$(446.5)	$(2,244.3)	$1,797.8
Cash flows used in financing activities	$(2,217.4)	$(431.0)	$(1,786.4)
Cash Flows from Investing Activities
Capital expenditures for the six months ended June 30, 2025 included costs incurred in connection with the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York corporate headquarters. We expect to incur capital expenditures of $880 million to $950 million for the full year of 2025, including in connection with the continued expansion of our facilities in Tarrytown, New York.
Payments for intangible assets for the six months ended June 30, 2025 included $155.0 million related to our purchase of an FDA Rare Pediatric Disease Priority Review Voucher from a third party in the second quarter of 2025.
Cash Flows from Financing Activities
Share Repurchase Programs
In each of April 2024 and February 2025, our board of directors authorized an additional share repurchase program for up to $3.0 billion of our Common Stock (up to $6.0 billion in the aggregate). The programs have no time limit and can be discontinued at any time. As of June 30, 2025, $2.814 billion remained available for share repurchases under the programs.
Dividends
In each of the first and second quarters of 2025, our board of directors declared quarterly cash dividends of $0.88 per share on our Common Stock and Class A Stock. Each quarterly dividend was paid to our shareholders in the quarter in which the dividend was declared.
Additionally, in July 2025, our board of directors declared a cash dividend of $0.88 per share on our Common Stock and Class A Stock. The dividend will be payable on September 3, 2025 to our shareholders of record as of August 18, 2025.
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 5, 2025). There have been no material changes to critical accounting estimates during the six months ended June 30, 2025.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Condensed Consolidated Financial Statements included in this report for a description of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 5, 2025). There have been no material changes to our market risks or to our management of such risks as of June 30, 2025.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are substantially dependent on the success of EYLEA and EYLEA HD. EYLEA net product sales have historically represented a substantial portion of our revenues, and we expect that there will continue to be a concentration of our net sales from the net product sales of EYLEA HD and EYLEA. For the six months ended June 30, 2025 and 2024, our aggregate EYLEA HD and EYLEA net product sales in the United States represented 33% and 44% of our total revenues, respectively. For the six months ended June 30, 2025, EYLEA HD U.S. net product sales represented 32% of our aggregate EYLEA HD and EYLEA U.S. net product sales. If we are successful in commercializing EYLEA HD, we expect that our dependence on EYLEA HD will grow relative to our historical dependence on EYLEA. If we experience difficulty with the commercialization of EYLEA HD or EYLEA in the United States or if Bayer experiences any difficulty with the commercialization of EYLEA HD or EYLEA outside the United States, if EYLEA net product sales experience a sustained decline in or outside the United States without an offset from EYLEA HD net product sales, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed.
Commercialization of EYLEA and EYLEA HD in the United States and elsewhere is subject to significant competition (as described further below under "The commercial success of our products and product candidates is subject to significant competition"), which we expect to continue to increase in the future. For the three and six months ended June 30, 2025, EYLEA U.S. net product sales declined by 39% compared to the corresponding periods in 2024 as a result of competitive pressures and other factors described under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations." Following the expiration of the U.S. regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) in May 2024, several biosimilar versions of EYLEA have been approved by the FDA, and one such product has launched in the United States. EYLEA and/or EYLEA HD net product sales recorded by us are likely to continue to be negatively impacted by biosimilar competition in the United States, which may have a material adverse impact on our results of operations. In addition, we expect that competition for EYLEA outside the United States will increase in the future when biosimilar versions of EYLEA (including those already approved but not yet launched) are brought to market in additional countries, which may negatively impact the amount of collaboration revenue we earn from Bayer. While we expect certain regulatory decisions relevant to further commercialization of EYLEA HD as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development" and further discussed under "Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs - EYLEA HD," there can be no assurance that any such milestones will be achieved in the currently anticipated time frame or at all and, if achieved, that they will help accelerate the ongoing launch and further commercialization of EYLEA HD. The degree to which EYLEA HD net product sales may offset further potential decreases in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
We also are substantially dependent on our share of profits from the commercialization of Dupixent under our Antibody Collaboration with Sanofi. For the six months ended June 30, 2025 and 2024, Sanofi collaboration revenue (most of which is attributable to our share of profits from the commercialization of Dupixent) represented 39% and 31% of our total revenues, respectively. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition may be materially harmed.
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
Our revenues and profitability will be materially adversely affected if such third-party payors and other third parties do not adequately defray or reimburse the cost of our marketed products. If third-party payors do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payors cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payors more expensive for patients. Third-party payors may also require prior authorization for reimbursement, require failure on another type of treatment, or impose other utilization management restrictions before covering a particular drug, particularly with respect to higher-priced drugs. Further, sales of our marketed products (such as EYLEA and EYLEA HD) in the United States may be adversely impacted by the lack of sufficient copay assistance from not-for-profit patient assistance funds. For example, a loss in market share to compounded bevacizumab due to patient affordability constraints impacted U.S. net product sales of EYLEA for the three and six months ended June 30, 2025, as further described under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations." If independent not-for-profit patient assistance funds that provide patient copay assistance are unable to support eligible patients, this will likely have a continued negative impact on patient affordability resulting in lower utilization of higher-cost anti-VEGF agents.
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
The full extent to which the policy changes described above will ultimately impact reimbursement levels of our marketed products, including those covered under Medicare Part B (such as EYLEA and EYLEA HD), or our product candidates that may be covered under Medicare Part B or Medicare Part D in the future, is currently unclear. In addition, the current U.S. administration is pursuing other measures to reduce the cost of drugs in the United States. For example, a recent executive order directed the U.S. Department of Health and Human Services ("HHS") and other federal agencies to take certain steps intended to, among other things, reduce the prices of drugs sold in the United States to match the lowest price available for the same drugs in comparably developed nations (commonly referred to as "most-favored-nation" ("MFN") pricing). On July 31, 2025, as a follow-up to this executive order, President Trump sent a letter to several pharmaceutical companies (including Regeneron) requesting that within the next 60 days they, among other matters, provide their existing drugs at MFN rates to Medicaid patients, guarantee MFN pricing for newly launched drugs, and provide for direct-to-consumer and direct-to-business distribution models for high-volume, high-rebate prescription drugs. In addition, a prior executive order directed the HHS to take appropriate steps to, among other things, modify certain provisions of the Medicare Drug Price Negotiation Program, develop and implement a payment model to reduce the price of high-cost prescription drugs and biological products covered by Medicare, accelerate approval of generic and biosimilar products, and facilitate the ability of states to import pharmaceuticals from other countries. It is currently unclear how and to what extent these measures may be implemented and what impact any such implementation would have on our Company.

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
EYLEA and EYLEA HD. EYLEA and EYLEA HD face significant competition in the marketplace. For example, each of EYLEA and EYLEA HD competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); and a biosimilar version of Lucentis commercialized in the United States by Biogen Inc. In addition, biosimilar versions of EYLEA have been approved both in and outside the United States, including Amgen's Pavblu™ (aflibercept-ayyh) (launched in the United States in the fourth quarter of 2024). We are aware of several other companies developing biosimilar versions of EYLEA, EYLEA HD, and/or other approved anti-VEGF treatments. We expect that biosimilar competition for EYLEA will increase in the future when additional biosimilar versions of EYLEA are launched in the United States and other countries, the timing of which will depend on, among other factors, the outcome of the pending patent litigation proceedings described in Note 12 to our Condensed Consolidated Financial Statements included in this report and the expiration of the patents protecting EYLEA (including those set forth under Part I - Item 1. "Business - Patents, Trademarks, and Trade Secrets" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 5, 2025)). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's and EYLEA HD's respective indications, and we are aware of another company developing an ophthalmic formulation of such product that has been approved in the EU. In DME (and, in the case of EYLEA, also RVO), EYLEA and EYLEA HD also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's and EYLEA HD's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
EYLEA HD was approved by the FDA in August 2023 for the treatment of wAMD, DME, and DR and entered the highly competitive environment described above. Our success in commercializing EYLEA HD will continue to depend on a number of factors, including the degree of success and relative timing of our commercial launch and uptake efforts as compared to those of relevant competition, the extent to which we and our collaborators are able to differentiate EYLEA HD from competitive products (such as on the basis of dosing frequency, the method of administration, or the breadth of indications in which the product is approved), the safety and efficacy of EYLEA HD seen in a broader patient group (i.e., real-world use), the extent of payor coverage, reimbursement, and copay assistance, and the applicability of any restrictions imposed by payors, such as step therapy.
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
Other marketed products. There is also significant actual and potential future competition for other products marketed or otherwise commercialized by us and/or our collaborators under our collaboration agreements with them. For example, Lynozyfic faces significant actual and potential future competition from other bispecific antibodies and CAR-T cell therapies targeting BCMA, GPRC5D, and/or other targets that are currently approved or in development for the treatment of relapsed/refractory multiple myeloma. In addition, there are several companies that are marketing and/or developing antibodies or other molecules (such as small interfering RNA molecules, or siRNAs) against PCSK9, ANGPTL3 and IL-6 and/or IL-6R, which currently (or, for product candidates in development, may in the future if approved) treat the same conditions as Praluent, Evkeeza, and Kevzara, respectively.
Product Candidates
Our VelocImmune® technology, other antibody generation technologies, and late-stage and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies, including antibody generation technologies and other approaches such as RNAi, chimeric antigen receptor T cell (CAR-T cell), and gene therapy technologies. For example, we are aware of other pharmaceutical and biotechnology companies actively engaged in the research and development of antibody-based and gene therapy-based products against targets that are also the targets of our early- and late-stage product candidates. We are also aware of other companies developing or marketing small molecules or other treatments that may compete with our antibody-based product candidates in various indications, if such product candidates obtain regulatory approval in those indications. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects. In addition, the first product to reach the market in a therapeutic area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our collaborators, can develop our product candidates, complete the clinical trials and approval processes, and, if such product candidates are approved for marketing and sale, supply commercial quantities to the market is expected to continue to be an important competitive factor. Due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for a product against any particular target, which may have a material adverse effect on our business or future prospects. While we evaluate market opportunities for our product candidates, there can be no assurance that our estimates will accurately reflect the market opportunity at the time of launch or that our product candidates will meet internal or external expectations and be successful commercially due to existing or potential future competition or otherwise.
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
In addition, under the terms of our Antibody Collaboration, we and Sanofi co-commercialize Dupixent in the United States and, as further discussed below, certain jurisdictions outside the United States. As a result, we rely in part on Sanofi's sales and marketing organization for Dupixent. If we and Sanofi fail to coordinate our sales and marketing efforts effectively, sales of Dupixent may be materially adversely affected. Sanofi also maintains other important responsibilities relating to Dupixent. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent in many countries outside the United States. While we exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we continue to rely in considerable part on Sanofi's sales and marketing organization in such jurisdictions. As described in Note 12 to our Condensed Consolidated Financial Statements included in this report, we have sued Sanofi and certain of its affiliated entities (the "Antibody Collaboration Litigation") alleging that the defendants breached certain provisions of the agreement governing the Antibody Collaboration (the "Collaboration Agreement"). These provisions concern Sanofi's obligation to provide Regeneron with full access to material information relating to the commercialization of Dupixent or other products commercialized pursuant to the Collaboration Agreement and Regeneron's audit rights under the Collaboration Agreement. It is not possible to determine what impact (if any) the Antibody Collaboration Litigation may have on the Antibody Collaboration and our business relationship with Sanofi, or whether we will be successful in the Antibody Collaboration Litigation.
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
Our sales of products we commercialize in the United States and our collaborators' sales of products they commercialize or co-commercialize with us under our collaboration agreements with them in the United States and other countries (which impact our share of any profits from the commercialization of these products under the relevant collaboration agreements and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions, tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA HD and EYLEA outside the United States are the responsibility of Bayer. Similarly, under our Antibody Collaboration with Sanofi, pricing and reimbursement for the products commercialized or co-commercialized thereunder outside the United States are the responsibility of Sanofi. Prices for our marketed products in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of our marketed products in the United States may be reduced if the applicable product marketed in those bordering nations is imported into the United States. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States and, as discussed above under "Changes to product reimbursement and coverage policies and practices may materially harm our business, prospects, operating results, and financial condition," a recent executive order has directed the Secretary of the HHS to take appropriate steps to facilitate such importation at the state level. If such or other similar proposals were to be implemented, our future revenues derived from sales of our marketed products could be reduced. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of our marketed products in a particular market or reduce sales recorded by us or our collaborators, thereby adversely affecting our results of operations.

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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the six months ended June 30, 2025 and 2024, our product sales to two distributor customers accounted on a combined basis for 76% and 75% of our total gross product revenue, respectively. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and PBMs, or further consolidation among the healthcare providers served or operated by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
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
The functioning of the FDA has been in the past and may in the future be affected by a variety of factors, such as shifting government priorities, budgets and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory, and policy changes impacting HHS, the FDA, or other HHS agencies. U.S. policy changes have recently been implemented at a rapid pace and additional changes may occur. For example, recent efforts to reduce the size and budgets of U.S. government agencies, downsize the federal workforce, and restructure parts of the executive branch of the federal government have directly or indirectly impacted agencies that support research and development activities or are otherwise important to our business, including the HHS and the FDA. If legislation, administrative action, or changes in policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to provide feedback on our clinical programs, meet with or engage in other informal interactions with us, and review and process our regulatory submissions (including our pending regulatory submissions) in a timely manner. These developments may also reduce the FDA's capacity to engage in pre-approval or guidance meetings or meetings to negotiate labeling or post-marketing commitments. Furthermore, changes in FDA personnel and policy (such as the recent reductions in communication and policymaking roles) may negatively impact the transparency of agency actions, lead to modifications in FDA approval requirements, and alter the FDA's existing guidance pertinent to the development strategy for our products and product candidates. In addition, the U.S. government has shut down multiple times in the past and certain regulatory agencies, such as the FDA, had to furlough employees and stop some of their activities. A prolonged government shutdown or a widespread freeze on federal funding could significantly impact the ability of the FDA to timely review and process our regulatory submissions, or cause other agencies that support the FDA to slow their work. Any such factors could have a material adverse effect on our business.
If we believe we meet eligibility requirements, we may apply for various regulatory incentives in the United States, such as breakthrough therapy designation, fast track designation, accelerated approval, or priority review, where available, that serve to expedite drug development and/or review, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not product candidates qualify for such regulatory incentives and benefits, and we cannot guarantee we would be successful in obtaining beneficial regulatory designations by the FDA or other regulatory agencies. Even if obtained, such designations may not result in faster development processes, reviews, or approvals compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may later decide that any of our development programs no longer meets the conditions for a beneficial regulatory designation (including due to factors beyond our control, such as intervening competitive developments) or decide that the time period for FDA review or approval will not be shortened. FDA guidance relating to accelerated approval of oncology therapeutics indicates that a confirmatory trial for a particular oncology product candidate should be underway when the related BLA is submitted to the FDA and also states that the FDA may require that a confirmatory trial for a particular oncology product candidate be well underway, if not fully enrolled, by the time of the accelerated approval action. Application of this guidance and related rules to our product candidates may result in a delay of the FDA review and approval process despite any earlier beneficial regulatory designation such product candidates may have received. For example, in March 2024, the FDA issued CRLs concerning our BLA for odronextamab for the treatment of relapsed/refractory FL and DLBCL due to the enrollment status of confirmatory Phase 3 trials, thus delaying any potential FDA approval. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs - Ordspono (odronextamab)" regarding the current status of the FDA's review of this program.
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

Before approving a new drug or biologic product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, the manner in which such principles are implemented may not be specifically delineated, which can be challenging as the FDA and comparable foreign regulatory authorities increasingly scrutinize compliance with these requirements and regulations. As a result, manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. We have recently received several CRLs from the FDA for regulatory submissions concerning our products or product candidates due to the FDA's findings from inspections at third-party manufacturers responsible for filling drug product. These include the July 2025 CRL concerning the BLA for odronextamab in relapsed/refractory FL, which has delayed further any potential FDA approval; and the August 2024 CRL concerning the BLA for linvoseltamab in relapsed/refractory multiple myeloma, which contributed to a 11-month delay of the FDA approval in this indication. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our Company, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. For example, we and Sanofi recently announced that one of two Phase 3 trials evaluating itepekimab in adults who were former smokers with inadequately controlled COPD did not meet its primary endpoint, as further described under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs." In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness and/or safety concerns, and clinical trials evaluating our product candidates have failed to meet the relevant endpoints. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and analogous foreign regulatory authorities may deem the results insufficient for an approval. If concerns arise about the safety of a product candidate or non-compliance with the protocol or applicable regulatory requirements, the FDA or other regulatory authorities can delay or suspend a clinical trial by placing it on a full or partial "clinical hold" pending receipt of additional data or the satisfaction of other conditions. A clinical hold may require us to spend significant resources to address the underlying causes of the clinical hold and may result in a delay in the clinical program, which may be significant. In addition, if we are not able to successfully address such underlying causes or our response is not deemed adequate to lift the clinical hold, the clinical program may have to be terminated. Furthermore, changes in FDA personnel may alter the FDA's advice with respect to our development strategy and lead to delays or rejections of our clinical trial protocols or data. Any such clinical program delays or terminations may adversely affect our business.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe; and in the EU, EYLEA HD is approved in the 8 mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. The FDA has substantial discretion in the approval process and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a drug-delivery device. For example, in April 2025, the FDA issued a CRL for the EYLEA HD 8 mg pre-filled syringe, which has resulted in a delay of any potential FDA approval. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs - EYLEA HD" for more information about the current status of the FDA's review of the EYLEA HD pre-filled syringe. There is no guarantee that FDA approval of the EYLEA HD pre-filled syringe will be obtained in the currently anticipated time frame or at all.
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
The increased likelihood of biosimilar competition has exacerbated the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. Biosimilar versions of EYLEA have been recently approved in the United States, EU, and other jurisdictions, with additional biosimilar versions of EYLEA and/or EYLEA HD in development, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. As an EYLEA biosimilar has been launched in the United States following the expiration of the U.S. regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product could be approved by the FDA) in May 2024, EYLEA no longer has U.S. market exclusivity. In addition, as EYLEA HD does not benefit from regulatory exclusivity in the United States, market exclusivity for EYLEA HD in the United States is based solely on our patent rights pertaining to this product (which are subject to the risks and uncertainties discussed above under "If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed."). Any future loss of market exclusivity for a product would likely negatively affect revenues from product sales of that product and thus our financial results and condition and could have a material negative impact on our business.
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
We and our collaborators, contract manufacturers, and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending the relevant application(s) relating to our products or product candidates to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Recently, the FDA issued CRLs to multiple companies (including us, as further discussed in this report or previously disclosed) citing unresolved inspection findings at third-party manufacturers, which prevented the timely approval of such companies' marketing applications. Our inability, or the inability of our collaborators, contract manufacturers, and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, identify and onboard new service providers, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators, contract manufacturers, or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. We have recently received several CRLs from the FDA for regulatory submissions concerning our products or product candidates due to the FDA's findings from inspections at third-party manufacturers responsible for filling drug product, as discussed above under "Risks Related to Maintaining

Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition." Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
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
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions, and fines, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
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
Pursuant to applicable law, knowing provision of false information in connection with price reporting or contract‑based requirements under the VA FSS and/or Tricare programs can subject a manufacturer to civil monetary penalties. These program and contract-based obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our arrangements with FSS or Tricare, we are required to refund the difference to the government. Failure to make necessary disclosures or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and/or response to a government investigation or enforcement action, could be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

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
The U.S. federal or state governments could carry out other significant changes in legislation, regulation, or government policy, including with respect to government reimbursement changes or drug price control measures or the PPACA or other healthcare reform laws. As discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates,

and New Indications for Our Marketed Products - Changes to product reimbursement and coverage policies and practices may materially harm our business, prospects, operating results, and financial condition," the current U.S. administration is pursuing various measures to reduce the cost of drugs in the United States, and different or additional measures may be pursued in the future. While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business. The FDA's ability to timely review and process any submissions we have filed or may file in the future may also be affected by the recent efforts to reduce the size and budgets of U.S. government agencies, downsize the federal workforce, and implement other U.S. policy changes, as discussed above under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition."
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
The United States has recently imposed significant tariffs on imports from other countries, including a baseline tariff of 10% on imports into the United States and higher tariffs on multiple designated countries, such as "reciprocal" tariffs at varying rates. Such tariffs have prompted retaliatory measures from several countries, which may further escalate. Certain of these tariffs have been subsequently paused or modified, and the situation remains fluid. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the United States, such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our marketed products and product candidates. In addition, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. This investigation may lead to the imposition of tariffs on pharmaceutical imports, consistent with the current U.S. administration's stated policy objective of reshoring pharmaceutical manufacturing to the United States. Further, the United States and the EU recently announced the framework of a trade agreement that is expected to impose a 15% tariff on most imports from the EU, including pharmaceutical products. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation.
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
We are subject to income tax in the United States and foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from the applicable statutory tax rates and relative earnings in each taxing jurisdiction. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. Domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, tax assessments or judgments in excess of accrued amounts that we have estimated in preparing our financial statements may materially and adversely affect our reported effective tax rate or our cash flows. Further, other factors may adversely affect our effective tax rate, including changes in the mix of our profitability from country to country, tax effects of stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control), and changes in tax laws or regulations. For example, the OECD Pillar Two framework has influenced tax laws in countries in which we operate, including the implementation of minimum taxes. Changes to these or other laws and regulations or their interpretations, including those resulting from the recently approved OBBBA (as discussed further in Note 8 to our Condensed Consolidated Financial Statements included in this report), could materially adversely impact our effective tax rate or cash flows.
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
We may acquire companies, businesses, products, or product candidates that complement or augment our existing business. For example, in May 2022 and September 2023, we completed our acquisition of Checkmate Pharmaceuticals, Inc. and Decibel Therapeutics, Inc., respectively; and in April 2024, we acquired full development and commercialization rights to 2seventy bio, Inc.'s oncology and autoimmune preclinical and clinical stage cell therapy pipeline. The process of proposing, negotiating, completing, and integrating any such acquisition is lengthy and complex. Other companies may compete with us for such acquisitions. In addition, we may not be able to integrate any acquired business successfully or operate any acquired business profitably. Integrating any newly acquired business could be expensive and time consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational, and financial resources, result in a loss of key personnel of the acquired business, and could prove to be more difficult or expensive than we predict. The diversion of our management's attention and any delay or difficulties encountered in connection with any acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards, controls, systems, practices, policies, and procedures of our Company and the acquired business that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, products, or product candidates, which may result in dilution for shareholders or the incurrence of indebtedness.
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
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems could give rise to unidentified or unremedied systems weaknesses or breakdowns and malicious intrusions, which could impact key business processes, including those related to drug manufacturing. We have outsourced significant elements of our information technology infrastructure and operations to third parties, which may allow them to access our confidential information and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others. We may also be exposed to vulnerabilities due to end-of-life issues impacting hardware or software utilized in our operations.
In addition, our systems are potentially vulnerable to data security breaches – whether by employees or others – which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of extortion, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks and incidents. For example, in the past we have experienced, and may experience in the future, various types of cybersecurity incidents, including unauthorized access to our IT systems, data security breaches, malware incursions, denial-of-service attacks, phishing campaigns, and other similar disruptions. Similar incidents have been experienced and may in the future be experienced by certain third parties on which we rely. Although we believe, based on an assessment of the relevant facts available to us, that none of these incidents has had a material adverse impact on our operations to date, there can be no assurance that a future incident would not result in material harm to our business, prospects, operating results, and financial condition. There is also the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare.
Due to the nature of some of these attacks, there is a risk that an intrusion may remain undetected for a period of time. While we continue to make investments to improve the protection and resilience of data and information technology, and to oversee and monitor the security measures of our suppliers and/or service providers, there can be no assurance that our efforts will prevent service interruptions or security breaches or that our business continuity and disaster recovery plans will effectively remedy any such issues or other adverse developments in a timely manner or at all. In addition, we depend in part on third-party security measures over which we do not have full control to protect against data security breaches.
If we or our suppliers and/or service providers fail to maintain or protect our information technology systems and data security effectively and in compliance with U.S. and foreign laws, or fail to anticipate, detect, plan for, or manage disruptions to these systems, we or our suppliers and/or service providers could have difficulty preventing, detecting, or mitigating the impact of such disruptions or security breaches, which could result in disruptions to our operations, legal proceedings, liability under U.S. and foreign laws (including those that protect the privacy of personal information), government investigations, breach of contract claims, and damage to our reputation (in each case in the U.S. or globally), which could have a material adverse effect on our business, prospects, operating results, and financial condition.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of June 30, 2025, we had an aggregate of $2.705 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:

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
As of June 30, 2025, we had $1.996 billion in cash and cash equivalents and $15.532 billion in marketable securities (including $1.485 billion in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2025, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 36.1% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2025. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

There can be no assurance that we will continue to repurchase shares of our Common Stock or continue to declare cash dividends.
In February 2025, our board of directors authorized our most recent share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $2.814 billion remained available as of June 30, 2025). In February 2025, our board of directors also initiated a quarterly cash dividend program. Any future share repurchases, share repurchase program authorizations, or dividend declarations will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. Our share repurchases and dividend payments may change from time to time, and we can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, in particular amounts, or at all, or that we will maintain or increase our quarterly cash dividend payments or declare future cash dividends. A reduction in our share repurchases or reduction in, or elimination of, our quarterly cash dividend payments could have an adverse effect on our stock price.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2025, holders of Class A Stock held 14.8% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2025:
•our current executive officers and directors beneficially owned 5.4% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of June 30, 2025, and 17.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of June 30, 2025; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 36.1% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2025. In addition, these five shareholders plus our Chief Executive Officer held approximately 43.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2025.

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
•a staggered board of directors (which, pursuant to a recently approved amendment to our certificate of incorporation, will be phased out beginning in 2026 and result in the annual election of all of our directors commencing with the 2028 annual meeting of shareholders);
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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended June 30, 2025. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (In millions)
4/1/2025–4/30/2025	615,505	$577.66	609,388	$3,521.5
5/1/2025–5/31/2025	552,495	$574.98	552,495	$3,203.8
6/1/2025–6/30/2025	767,705	$510.97	763,732	$2,813.6
Total(a)	1,935,705		1,925,615

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans

Item 5. Other Information
As disclosed in the table below, during the three months ended June 30, 2025, certain of our directors and/or executive officers adopted plans for trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(a)	Total Number of Securities to Be Sold Under the Plan
Bonnie L. Bassler, Ph.D.	Director	5/2/2025	5/1/2026	5,121

(a) The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed

Item 6. Exhibits
(a)     Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended.
10.1*
Amendment No. 2 to Amended and Restated License and Collaboration Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between Regeneron Pharmaceuticals, Inc. and Sanofi Biotechnology SAS, as successor-in-interest to Aventis Pharmaceuticals, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the registrant's Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) the registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iii) the registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024; (iv) the registrant's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (v) the notes to the registrant's Condensed Consolidated Financial Statements.

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

REGENERON PHARMACEUTICALS, INC.

Date:	August 1, 2025	By:	/s/ Christopher Fenimore

Christopher Fenimore
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)