Form 10-Q
period 2025-09-30
REGENERON PHARMACEUTICALS, INC.
filed 2025-10-28
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of October 23, 2025:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,817,146
Common Stock, $.001 par value	103,282,318

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,506.4	$2,488.2
Marketable securities	5,937.2	6,524.3
Accounts receivable, net	5,687.1	6,211.9
Inventories	3,254.4	3,087.3
Prepaid expenses and other current assets	595.6	349.2
Total current assets	17,980.7	18,660.9

Marketable securities	10,285.7	8,900.1
Property, plant, and equipment, net	5,002.3	4,599.7
Intangible assets, net	1,380.9	1,148.6
Deferred tax assets	3,846.7	3,314.1
Other noncurrent assets	1,673.1	1,136.0
Total assets	$40,169.4	$37,759.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$903.8	$789.5
Accrued expenses and other current liabilities	2,975.7	2,527.1
Deferred revenue	545.6	627.7
Total current liabilities	4,425.1	3,944.3

Long-term debt	1,985.5	1,984.4
Finance lease liabilities	720.0	720.0
Deferred revenue	219.2	185.7
Other noncurrent liabilities	1,861.8	1,571.4
Total liabilities	9,211.6	8,405.8

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; shares issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2025 and 2024	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 136.2 in 2025 and 136.0 in 2024	0.1	0.1
Additional paid-in capital	13,787.3	12,855.9
Retained earnings	35,045.8	31,672.9
Accumulated other comprehensive income (loss)	69.0	(7.9)
Treasury Stock, at cost; 32.7 shares in 2025 and 28.2 shares in 2024	(17,944.4)	(15,167.4)
Total stockholders' equity	30,957.8	29,353.6
Total liabilities and stockholders' equity	$40,169.4	$37,759.4

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statements of Operations
Revenues:
Net product sales	$1,587.7	$1,946.4	$4,634.3	$5,626.3
Collaboration revenue	1,968.4	1,660.1	5,360.3	4,450.9
Other revenue	198.2	114.2	464.0	335.6
	3,754.3	3,720.7	10,458.6	10,412.8

Expenses:
Research and development	1,475.0	1,271.5	4,224.1	3,719.9
Acquired in-process research and development	83.1	56.2	105.4	87.2
Selling, general, and administrative	657.8	714.4	1,925.0	2,162.2
Cost of goods sold	281.0	262.3	822.1	760.5
Cost of collaboration and contract manufacturing	240.6	228.8	694.0	644.6
Other operating (income) expense, net	(10.0)	8.0	(10.0)	37.9
	2,727.5	2,541.2	7,760.6	7,412.3

Income from operations	1,026.8	1,179.5	2,698.0	3,000.5

Other income (expense):
Other income (expense), net	755.8	327.3	1,520.6	866.0
Interest expense	(19.3)	(13.8)	(31.6)	(44.7)
	736.5	313.5	1,489.0	821.3

Income before income taxes	1,763.3	1,493.0	4,187.0	3,821.8

Income tax expense	303.3	152.4	526.7	326.9

Net income	$1,460.0	$1,340.6	$3,660.3	$3,494.9

Net income per share - basic	$14.09	$12.40	$34.83	$32.36
Net income per share - diluted	$13.62	$11.54	$33.61	$30.23

Weighted average shares outstanding - basic	103.6	108.1	105.1	108.0
Weighted average shares outstanding - diluted	107.2	116.2	108.9	115.6

Statements of Comprehensive Income
Net income	$1,460.0	$1,340.6	$3,660.3	$3,494.9
Other comprehensive income (loss), net of tax:
Unrealized gain on debt securities	15.7	128.2	75.9	139.6
Gain on foreign currency translation	0.8	1.9	1.0	1.5
Comprehensive income	$1,476.5	$1,470.7	$3,737.2	$3,636.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	1.8	$—	136.0	$0.1	$12,855.9	$31,672.9	$(7.9)	(28.2)	$(15,167.4)	$29,353.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	62.9	—	—	—	—	62.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(4.4)	—	—	—	—	(4.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	17.8	—	—	—	1.7	19.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.5)	(1,052.4)	(1,052.4)
Dividends declared	—	—	—	—	1.0	(97.2)	—	—	—	(96.2)
Stock-based compensation charges	—	—	—	—	258.9	—	—	—	—	258.9
Net income	—	—	—	—	—	808.7	—	—	—	808.7
Other comprehensive income, net of tax	—	—	—	—	—	—	37.0	—	—	37.0
Balance, March 31, 2025	1.8	—	136.1	0.1	13,192.1	32,384.4	29.1	(29.7)	(16,218.1)	29,387.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	28.9	—	—	—	—	28.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(5.4)	—	—	—	—	(5.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	19.2	—	—	—	3.3	22.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.9)	(1,069.9)	(1,069.9)
Dividends declared	—	—	—	—	1.1	(95.8)	—	—	—	(94.7)
Stock-based compensation charges	—	—	—	—	254.9	—	—	—	—	254.9
Net income	—	—	—	—	—	1,391.6	—	—	—	1,391.6
Other comprehensive income, net of tax	—	—	—	—	—	—	23.4	—	—	23.4
Balance, June 30, 2025	1.8	—	136.2	0.1	13,490.8	33,680.2	52.5	(31.6)	(17,284.7)	29,938.9
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	39.8	—	—	—	—	39.8
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(3.0)	—	—	—	—	(3.0)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	17.7	—	—	—	3.3	21.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.1)	(663.0)	(663.0)
Dividends declared	—	—	—	—	1.0	(94.4)	—	—	—	(93.4)
Stock-based compensation charges	—	—	—	—	241.0	—	—	—	—	241.0
Net income	—	—	—	—	—	1,460.0	—	—	—	1,460.0
Other comprehensive income, net of tax	—	—	—	—	—	—	16.5	—	—	16.5
Balance, September 30, 2025	1.8	$—	136.2	$0.1	$13,787.3	$35,045.8	$69.0	(32.7)	$(17,944.4)	$30,957.8

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	1.8	$—	133.1	$0.1	$11,354.0	$27,260.3	$(80.9)	(25.5)	$(12,560.4)	$25,973.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.5	—	672.4	—	—	—	—	672.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(335.9)	—	—	—	—	(335.9)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	18.8	—	—	—	1.7	20.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.3)	(298.0)	(298.0)
Stock-based compensation charges	—	—	—	—	233.3	—	—	—	—	233.3
Net income	—	—	—	—	—	722.0	—	—	—	722.0
Other comprehensive income, net of tax	—	—	—	—	—	—	3.7	—	—	3.7
Balance, March 31, 2024	1.8	—	134.2	0.1	11,942.6	27,982.3	(77.2)	(25.8)	(12,856.7)	26,991.1
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	1.0	—	436.5	—	—	—	—	436.5
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.4)	—	(311.8)	—	—	—	—	(311.8)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	19.6	—	—	—	2.2	21.8
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(601.4)	(601.4)
Stock-based compensation charges	—	—	—	—	230.0	—	—	—	—	230.0
Net income	—	—	—	—	—	1,432.3	—	—	—	1,432.3
Other comprehensive income, net of tax	—	—	—	—	—	—	7.3	—	—	7.3
Balance, June 30, 2024	1.8	—	134.8	0.1	12,316.9	29,414.6	(69.9)	(26.4)	(13,455.9)	28,205.8
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.6	—	255.7	—	—	—	—	255.7
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(120.2)	—	—	—	—	(120.2)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	20.0	—	—	—	1.8	21.8
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.6)	(738.3)	(738.3)
Stock-based compensation charges	—	—	—	—	230.4	—	—	—	—	230.4
Net income	—	—	—	—	—	1,340.6	—	—	—	1,340.6
Other comprehensive income, net of tax	—	—	—	—	—	—	130.1	—	—	130.1
Balance, September 30, 2024	1.8	$—	135.3	$0.1	$12,702.8	$30,755.2	$60.2	(27.0)	$(14,192.4)	$29,325.9

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,660.3	$3,494.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398.7	356.5
Stock-based compensation expense	744.4	678.4
Gains on marketable and other securities, net	(967.6)	(331.2)
Other, net	(1.4)	(31.9)
Deferred income taxes	(552.9)	(477.1)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	549.3	(436.2)
Increase in inventories	(277.4)	(502.0)
Increase in prepaid expenses and other assets	(458.1)	(352.2)
(Decrease) increase in deferred revenue	(48.6)	249.0
Increase in accounts payable, accrued expenses, and other liabilities	761.5	509.5
Total adjustments	147.9	(337.2)
Net cash provided by operating activities	3,808.2	3,157.7

Cash flows from investing activities:
Purchases of marketable and other securities	(8,914.6)	(14,664.5)
Sales or maturities of marketable and other securities	8,991.2	12,445.3
Capital expenditures	(649.7)	(556.3)
Payments for intangible assets	(273.3)	(58.3)
Proceeds from sale of property, plant, and equipment	—	20.1
Acquisitions, net of cash acquired	(3.0)	(5.0)
Net cash used in investing activities	(849.4)	(2,818.7)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	132.4	1,374.4
Payments in connection with Common Stock tendered for employee tax obligations	(12.9)	(775.7)
Repurchases of Common Stock	(2,766.9)	(1,630.3)
Dividends paid	(277.6)	—
Other	(10.3)	(33.4)
Net cash used in financing activities	(2,935.3)	(1,065.0)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.6	—

Net increase (decrease) in cash, cash equivalents, and restricted cash	24.1	(726.0)

Cash, cash equivalents, and restricted cash at beginning of period	2,489.0	2,737.8

Cash, cash equivalents, and restricted cash at end of period	$2,513.1	$2,011.8

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
	January 1, 2027 for annual reporting periods and January 1, 2028 for interim reporting periods	Currently evaluating impact

2. Product Sales
Net product sales consist of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2025	2024	2025	2024
EYLEA HD®	U.S.	$430.6	$392.3	$1,130.6	$896.5
EYLEA®	U.S.	680.6	1,144.6	2,170.9	3,576.7
Total EYLEA HD and EYLEA	U.S.	1,111.2	1,536.9	3,301.5	4,473.2
Libtayo®	U.S.	219.1	194.5	659.4	536.1
Libtayo	Rest of world	146.1	94.1	367.4	313.8
Total Libtayo	Global	365.2	288.6	1,026.8	849.9
Praluent®	U.S.	67.7	52.9	190.3	179.0
Evkeeza®	U.S.	42.8	32.4	114.9	87.6
Inmazeb®	U.S.	—	35.6	—	36.6
Other products	Global	0.8	—	0.8	—
		$1,587.7	$1,946.4	$4,634.3	$5,626.3
As of September 30, 2025 and December 31, 2024, the Company had $3.471 billion and $4.278 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that each accounted for more than 10% of total gross product revenue for the three and nine months ended September 30, 2025 and 2024. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	49%	51%	51%	51%
Customer B	30%	24%	26%	24%
3. Collaboration, License, and Other Agreements
a. Sanofi
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. The Company is obligated to reimburse Sanofi for 30% to 50% of development expenses that were funded by Sanofi (i.e., "development balance") based on the Company's share of collaboration profits; however, the Company is only required to apply 20% of its share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of September 30, 2025, the Company's contingent reimbursement obligation to Sanofi in connection with the development balance was approximately $905 million.
Sanofi leads commercialization activities for products under the collaboration, subject to the Company's right to co-commercialize such products. The parties equally share profits from sales within the United States. The parties share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron).

Amounts recognized in the Company's Statements of Operations in connection with its Sanofi collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2025	2024	2025	2024
Regeneron's share of profits	Collaboration revenue	$1,455.5	$1,088.3	$3,755.7	$2,880.6
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$161.5	$175.1	$488.1	$438.2
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(23.5)	$(7.8)	$(56.9)	$(35.5)
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$182.6	$169.0	$535.8	$459.3
The following table summarizes contract balances in connection with the Company's Sanofi collaboration:

	September 30,	December 31,
(In millions)	2025	2024
Accounts receivable, net	$1,493.9	$1,216.2
Deferred revenue	$423.5	$571.7
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
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2025	2024	2025	2024
Regeneron's share of profits	Collaboration revenue	$311.9	$367.6	$1,012.6	$1,054.5
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$32.9	$23.2	$91.1	$67.4
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(3.9)	$(11.8)	$(18.9)	$(35.2)
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	September 30,	December 31,
(In millions)	2025	2024
Accounts receivable, net	$363.2	$349.9
Deferred revenue	$317.0	$216.3
c. Other
In addition to the collaboration and license agreements discussed above, the Company has collaboration and license agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may (i) incur, and/or get reimbursed for, research and development costs, and/or (ii) be required to pay, and/or may receive, additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of development and commercial milestones), which in the aggregate could be significant.

Acquired In-Process Research and Development ("IPR&D") Expenses
During the three and nine months ended September 30, 2025, the Company recorded to Acquired IPR&D expense an $80.0 million up-front payment in connection with its license agreement with Hansoh Pharmaceuticals Group Company Limited to acquire development and commercial rights outside mainland China, Hong Kong, and Macau for HS-20094 (a dual GLP-1/GIP receptor agonist currently in Phase 3 clinical development in China).
During the three and nine months ended September 30, 2024, the Company recorded to Acquired IPR&D expense a $45.0 million development milestone in connection with its collaboration agreement with Sonoma Biotherapeutics, Inc.
Other
In June 2025, the Company purchased an FDA Rare Pediatric Disease Priority Review Voucher from a third party for $155.0 million (which was recorded as an indefinite-lived intangible asset).
4. Net Income Per Share
The calculations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income - basic and diluted	$1,460.0	$1,340.6	$3,660.3	$3,494.9

Weighted average shares - basic	103.6	108.1	105.1	108.0
Effect of dilutive securities:
Stock options	1.5	5.3	1.8	5.2
Restricted stock awards and restricted stock units	2.1	2.8	2.0	2.4
Weighted average shares - diluted	107.2	116.2	108.9	115.6

Net income per share - basic	$14.09	$12.40	$34.83	$32.36
Net income per share - diluted	$13.62	$11.54	$33.61	$30.23
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2025	2024	2025	2024
Stock options	6.3	0.1	6.3	1.5
Restricted stock awards and restricted stock units	0.9	—	1.0	—

5. Marketable Securities
Marketable securities as of September 30, 2025 and December 31, 2024 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of September 30, 2025	Cost Basis	Gains	Losses	Value
Corporate bonds	$9,624.3	$78.8	$(5.4)	$9,697.7
U.S. government and government agency obligations	4,691.7	12.1	(0.5)	4,703.3
Commercial paper	445.1	0.2	—	445.3
Certificates of deposit	310.2	0.2	—	310.4
Asset-backed securities	293.8	1.4	—	295.2
Sovereign bonds	69.8	0.5	(0.1)	70.2
	$15,434.9	$93.2	$(6.0)	$15,522.1

As of December 31, 2024
Corporate bonds	$8,226.9	$25.1	$(31.4)	$8,220.6
U.S. government and government agency obligations	4,820.5	3.4	(6.9)	4,817.0
Commercial paper	548.3	0.4	—	548.7
Certificates of deposit	380.6	0.5	—	381.1
Asset-backed securities	279.0	0.6	(0.3)	279.3
Sovereign bonds	82.7	0.1	(0.4)	82.4
	$14,338.0	$30.1	$(39.0)	$14,329.1
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of September 30, 2025 mature at various dates through February 2038. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	September 30,	December 31,
(In millions)	2025	2024
Maturities within one year	$5,937.2	$6,524.3
Maturities after one year through five years	9,518.9	7,804.8
Maturities after five years	66.0	—
	$15,522.1	$14,329.1

The following table shows the fair value and gross unrealized losses by category and disaggregated by the length of time that the Company's available-for-sale debt securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
(In millions) As of September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$9,300.3	$(1.5)	$397.4	$(3.9)	$9,697.7	$(5.4)
U.S. government and government agency obligations	4,541.8	(0.4)	161.5	(0.1)	4,703.3	(0.5)
Sovereign bonds	56.0	(0.1)	14.2	—	70.2	(0.1)
	$13,898.1	$(2.0)	$573.1	$(4.0)	$14,471.2	$(6.0)

As of December 31, 2024
Corporate bonds	$7,175.8	$(14.2)	$1,044.8	$(17.2)	$8,220.6	$(31.4)
U.S. government and government agency obligations	4,675.3	(6.2)	141.7	(0.7)	4,817.0	(6.9)
Asset-backed securities	265.4	(0.3)	13.9	—	279.3	(0.3)
Sovereign bonds	63.3	(0.3)	19.1	(0.1)	82.4	(0.4)
	$12,179.8	$(21.0)	$1,219.5	$(18.0)	$13,399.3	$(39.0)
Amounts reclassified from Accumulated other comprehensive income (loss) into Other income (expense), net, related to realized gains/losses on sales of available-for-sale debt securities; such amounts were not material for the three and nine months ended September 30, 2025 and 2024.

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

(In millions)		Fair Value Measurements at Reporting Date
As of September 30, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,162.5	$378.3	$784.2	$—
Available-for-sale debt securities:
Corporate bonds	9,697.7	—	9,697.7	—
U.S. government and government agency obligations	4,703.3	—	4,703.3	—
Commercial paper	445.3	—	445.3	—
Certificates of deposit	310.4	—	310.4	—
Asset-backed securities	295.2	—	295.2	—
Sovereign bonds	70.2	—	70.2	—
Equity securities(a)	700.8	700.8	—	—
Total assets	$17,385.4	$1,079.1	$16,306.3	$—

Liabilities:
Contingent consideration	$10.3	$—	$—	$10.3

As of December 31, 2024
Assets:
Cash equivalents	$1,452.2	$1,264.2	$188.0	$—
Available-for-sale debt securities:
Corporate bonds	8,220.6	—	8,220.6	—
U.S. government and government agency obligations	4,817.0	—	4,817.0	—
Commercial paper	548.7	—	548.7	—
Certificates of deposit	381.1	—	381.1	—
Asset-backed securities	279.3	—	279.3	—
Sovereign bonds	82.4	—	82.4	—
Equity securities(a)	1,095.3	1,095.3	—	—
Total assets	$16,876.6	$2,359.5	$14,517.1	$—

Liabilities:
Contingent consideration	$52.3	$—	$—	$52.3

(a) Includes equity securities of $63.9 million and $43.2 million as of September 30, 2025 and December 31, 2024, respectively, that are subject to transfer restrictions expiring in April 2026

In addition to the investments summarized in the table above, the Company classified the following investments within Other noncurrent assets:
•As of September 30, 2025 and December 31, 2024, $316.8 million and $159.8 million, respectively, of equity securities that do not have a readily determinable fair value. The change in carrying value of such investments was a result of additional purchases.
•As of September 30, 2025 and December 31, 2024, equity securities held through ownership interest in an investment fund of $98.4 million and $52.0 million, respectively, which are measured at fair value based on Level 3 inputs. The change in carrying value was primarily the result of additional investments by the fund.

Amounts recognized in Other income (expense), net, related to the Company's investments in public equity securities consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net gains recognized during the period	$581.5	$134.5	$978.1	$330.8
Less: Net gains recognized on investments sold during the period	370.9	—	650.4	—
Net unrealized gains recognized on investments still held as of period end date	$210.6	$134.5	$327.7	$330.8
The fair value of the Company's long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.568 billion and $1.484 billion as of September 30, 2025 and December 31, 2024, respectively, and the carrying value was $1.986 billion and $1.984 billion as of September 30, 2025 and December 31, 2024, respectively.
7. Inventories
Inventories consist of the following:

	September 30,	December 31,
(In millions)	2025	2024
Raw materials	$710.0	$879.5
Work-in-process	1,565.9	1,342.3
Finished goods	169.7	139.8
Deferred costs	808.8	725.7
	$3,254.4	$3,087.3
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. On July 4, 2025, bill H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" or "OBBBA," was signed into law, with certain provisions effective in 2025 and others in 2026. The OBBBA significantly revises U.S. corporate income tax laws by, among other things, restoring the option for immediate expense recognition for U.S.-based research and development expenditures and making permanent the ability to claim first-year bonus depreciation on qualified property. The OBBBA also modifies U.S. taxation on foreign earnings by, among other things, changing the tax rates for global intangible low-taxed income (now known as Net CFC Tested Income) and foreign-derived intangible income (now known as foreign-derived deduction eligible income), modifying the allocation of expenses in calculating foreign tax credits, as well as changing foreign tax credit limitations. As a result of the OBBBA being signed into law, the Company recognized a charge of $44.5 million in the third quarter of 2025 related to the re-measurement of the Company's U.S. net deferred tax assets.

The Company's effective tax rate was 17.2% and 10.2% for the three months ended September 30, 2025 and 2024, respectively, and 12.6% and 8.6% for the nine months ended September 30, 2025 and 2024, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities, partially offset by the impact of the OBBBA being signed into law. In addition, the Company's effective tax rate for the nine months ended September 30, 2025 was positively impacted by the release of liabilities for uncertain tax positions recognized upon the effective settlement of the IRS audit of the Company's 2017 and 2018 federal income tax returns in the second quarter of 2025, which reduced the Company's effective tax rate for the nine months ended September 30, 2025 by 1.4%.
The Company's effective tax rate for the three and nine months ended September 30, 2024 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and stock-based compensation. The Company's effective tax rate for the nine months ended September 30, 2024 was negatively impacted by the remeasurement of uncertain tax positions.
9. Stockholders' Equity
a. Share Repurchase Programs
In January 2023, the Company's board of directors authorized a share repurchase program for up to $3.0 billion of the Company's Common Stock. In each of April 2024 and February 2025, the Company's board of directors authorized an additional share repurchase program for up to $3.0 billion (up to $6.0 billion in the aggregate). The programs have no time limit and can be discontinued at any time.
The table below summarizes the shares of the Company's Common Stock that the Company repurchased and the cost of such shares, which were recorded as Treasury Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Number of shares	1.1	0.6	4.5	1.5
Total cost of shares	$663.0	$738.3	$2,785.3	$1,637.7
As of September 30, 2025, $2.156 billion remained available for share repurchases under the programs.
b. Dividends
In each of the first, second, and third quarters of 2025, the Company's board of directors declared quarterly cash dividends of $0.88 per share on its Common Stock and Class A Stock. Each quarterly dividend was paid to the Company's shareholders in the quarter in which the dividend was declared.
Additionally, in October 2025, the Company's board of directors declared a cash dividend of $0.88 per share on its Common Stock and Class A Stock. The dividend will be payable to the Company's shareholders in December 2025.
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2025	2024
Cash and cash equivalents	$2,506.4	$2,011.8
Restricted cash included in Other current assets	6.7	—
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,513.1	$2,011.8
Restricted cash consists of amounts held pursuant to contractual arrangements and for dividends payable on certain equity awards.

Supplemental disclosure of non-cash investing and financing activities

	September 30,	December 31,	September 30,	December 31,
(In millions)	2025	2024	2024	2023
Accrued capital expenditures	$176.9	$151.6	$94.0	$75.4
Accrued contingent consideration in connection with acquisitions	$52.5	$62.7	$88.0	$71.6
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
In addition to the significant expense categories included within consolidated net income presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Direct research and development expenses(a)	$454.3	$386.4	$1,296.7	$1,158.5

Indirect research and development expenses:
Payroll and benefits	438.3	407.8	1,339.5	1,249.2
Lab supplies and other research and development costs	67.5	63.0	192.4	175.4
Occupancy and other operating costs	166.3	158.7	479.2	434.9
Total indirect research and development expenses	672.1	629.5	2,011.1	1,859.5

Clinical manufacturing costs	381.4	306.6	1,028.8	841.3

Reimbursement of research and development expenses by collaborators	(32.8)	(51.0)	(112.5)	(139.4)

Total research and development expenses	$1,475.0	$1,271.5	$4,224.1	$3,719.9

(a) Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse

12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company is unable to prevail in one or more of such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially adversely impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes gain contingencies associated with such proceedings when the award or recovery is realized or realizable and loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of September 30, 2025 and December 31, 2024, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.

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
United States
U.S. Patent Litigation
On August 2, 2022, the Company filed a patent infringement lawsuit against Mylan Pharmaceuticals Inc. ("Mylan"), a wholly-owned subsidiary of Viatris Inc., in the United States District Court for the Northern District of West Virginia alleging that Mylan's filing for U.S. Food and Drug Administration ("FDA") approval of an aflibercept 2 mg biosimilar infringes certain Company patents. On June 5, 2023, Biocon Biologics Inc. ("Biocon"), as successor-in-interest to the aflibercept 2 mg biosimilar, was joined as a defendant to the lawsuit. On December 27, 2023, following a trial, the court issued a decision finding that (i) the asserted claims of the Company's U.S. Patent No. 11,084,865 (the "'865 Patent") were valid and infringed by Mylan and Biocon and (ii) the asserted claims of two other Company patents were infringed by Mylan and Biocon but were invalid as obvious. On June 11, 2024, the court granted the Company's motion for a permanent injunction, enjoining Mylan and Biocon from selling in the United States their aflibercept 2 mg biosimilar until the expiration of the '865 Patent. On April 14, 2025, the parties entered into a settlement agreement, pursuant to which Mylan and Biocon's appeal to the Federal Circuit and all related litigation have been dismissed and Biocon is precluded from launching its aflibercept 2 mg biosimilar until the second half of 2026.
On November 8, November 22, and November 29, 2023, respectively, the Company filed patent infringement lawsuits against Celltrion, Inc. ("Celltrion"), Samsung Bioepis Co., Ltd. ("Samsung Bioepis"), and Formycon AG ("Formycon") in the United States District Court for the Northern District of West Virginia following service on Regeneron of each company's notice of commercial marketing. The lawsuits alleged that each company had infringed certain Company patents, including based on each company's filing for FDA approval of an aflibercept 2 mg biosimilar. On December 27, 2023, the Company filed a second patent infringement lawsuit against Samsung Bioepis. On June 14, June 21, and June 28, 2024, respectively, the court granted the Company's motions for preliminary injunctions against Samsung Bioepis, Formycon, and Celltrion; each of these decisions was affirmed by the Federal Circuit on appeal. On May 23, 2025, Formycon petitioned the district court to revoke the preliminary injunction. On September 28, 2025, the Company and Formycon entered into a settlement agreement, pursuant to which Formycon's motion to revoke the preliminary injunction and all related litigation have been dismissed and Formycon is precluded from launching its aflibercept 2 mg biosimilar until the fourth quarter of 2026. On October 20, 2025, the Company and Celltrion entered into a settlement agreement, pursuant to which all litigation in the United States related to Celltrion's aflibercept 2 mg biosimilar has been dismissed and Celltrion is precluded from launching such biosimilar until December 31, 2026.
On January 10, 2024, the Company filed a patent infringement lawsuit against Amgen Inc. ("Amgen") in the United States District Court for the Central District of California alleging that Amgen's filing for FDA approval of an aflibercept 2 mg biosimilar infringed certain Company patents. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding paragraph. On September 23, 2024, the court denied the Company's motion for a preliminary injunction; and on September 25, 2024, the Federal Circuit issued an administrative stay pending its review of the Company's temporary injunction motion. On October 22, 2024, the Federal Circuit denied the Company's temporary injunction motion and lifted the administrative stay. On March 14, 2025, the Federal Circuit affirmed the district court's preliminary injunction decision. On June 17, 2025, the Company filed an additional patent infringement lawsuit against Amgen in the United States District Court for the Central District of California alleging that Amgen's continued commercialization of its aflibercept 2 mg biosimilar infringes the Company's U.S. Patent No. 12,331,099.
On August 26, 2024, the Company filed a patent infringement lawsuit against Sandoz Inc. ("Sandoz") in the United States District Court for the District of New Jersey alleging that Sandoz's filing for FDA approval of an aflibercept 2 mg biosimilar infringed certain Company patents. On September 12, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Company's motion to transfer this lawsuit to the United States District Court for the Northern District of West Virginia for coordinated and consolidated pretrial proceedings with the lawsuits described in the preceding two paragraphs. On July 11, 2025, the Company filed a motion for a preliminary injunction against Sandoz based on the '865 Patent. On September 8, 2025, the Company and Sandoz entered into a settlement agreement, pursuant to which the Company's preliminary injunction motion and all related litigation have been dismissed and Sandoz is precluded from launching its aflibercept 2 mg biosimilar until the fourth quarter of 2026.

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
Europe
EPO Post-Grant Proceedings
Various parties, including Amgen and other, anonymous parties, are seeking revocation of the Company's European Patent Nos. 2,944,306 (the "'306 Patent"), 3,716,992 (the "'992 Patent"), and 3,384,049 (the "'049 Patent") before the Opposition Division ("OD") of the EPO. On November 26, 2024, following an oral hearing, the OD announced its decision to revoke the '306 Patent. On March 11, 2025, the Company appealed the OD's decision. On October 22, 2025, following an oral hearing, the OD upheld the validity of the '992 Patent's claims in amended form. An oral hearing concerning the '049 Patent has been scheduled for December 2025.
Country-Specific Proceedings
Various parties, including Samsung Bioepis and Formycon and/or their affiliated entities, are seeking revocation of the '306 Patent, the '992 Patent, and the Company's European Patent No. 2,364,691 (the "'691 Patent") and/or a declaration that its aflibercept 2 mg biosimilar would not infringe these patents in several European national courts (including those in Belgium, France, Germany, Italy, the Netherlands, and the United Kingdom). In certain of these proceedings, the Company has filed a preemptive counterclaim for infringement of one or more of such patents. In the United Kingdom, following trials held in June 2025, the High Court of England and Wales issued a decision in October 2025 that found that Formycon and Samsung Bioepis's aflibercept 2 mg biosimilar products do not infringe the '691 and '306 Patents; upheld the '691 Patent as valid; and invalidated the '306 Patent. Proceedings in the United Kingdom concerning the '992 Patent are stayed pending resolution of the EPO proceedings concerning this patent. In Germany, following a June 2025 trial concerning the revocation proceeding brought by Samsung Bioepis, the German Federal Patent Court upheld the '691 Patent as valid. In addition, in October 2025, the Munich Regional Court issued a decision that found that Formycon's aflibercept biosimilar product infringes the '691 Patent and granted the Company's motion for a permanent injunction, enjoining Formycon from selling its aflibercept 2 mg biosimilar in Germany and several other EU countries (including Spain and the Netherlands) until the expiration of the '691 Patent. In the Netherlands, following a trial held in July 2025, the District Court of the Hague issued a decision in October 2025 that upheld the '691 and '306 Patents as valid; found that Samsung Bioepis's aflibercept 2 mg biosimilar product infringes the '691 and '306 Patents; and granted the Company's request for a permanent injunction, enjoining Samsung Bioepis from selling its aflibercept 2 mg biosimilar in the Netherlands until the expiration of the '691 and '306 Patents.
The Company has commenced proceedings in Belgium against various parties, including Amgen, Celltrion, Sterigenics (Petit-Rechain) NV, and Sandoz GmbH, for infringement of the Company's European Patent No. 1,183,353 (as extended by Supplementary Protection Certificate 2013C/029).
Canada
Proceedings against Amgen Canada
On May 9, 2023, Amgen Canada Inc. ("Amgen Canada") filed invalidation proceedings against the Company in the Federal Court of Canada seeking revocation of the Company's Canadian Patent Nos. 2,654,510 (the "'510 Patent") and 3,007,276 (the "'276 Patent"). On September 14, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of Bayer Healthcare LLC's Canadian Patent No. 2,970,315 (the "'315 Patent"). On September 14, 2023, the Company and Bayer Inc. filed three separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's Canadian Patent Nos. 3,129,193 (the "'193 Patent"), 2,965,495 (the "'495 Patent"), and 2,906,768 (the "'768 Patent"), respectively. On October 11, 2023, the Company, Bayer Inc., and Bayer Healthcare LLC filed two separate patent infringement lawsuits against Amgen Canada in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the Company's '510 Patent and '276 Patent, respectively. A trial concerning the '510 Patent and the '276 Patent was held in May–

June 2025. On August 15, 2025, the Company, Bayer Inc., Bayer Healthcare LLC, and Amgen Canada entered into a settlement agreement concerning these patent infringement lawsuits, pursuant to which each such lawsuit has been dismissed. As a result of the settlement agreement, the Company, Bayer Inc., and Bayer Healthcare LLC are no longer seeking a declaration that Amgen Canada's aflibercept 2 mg biosimilar infringes the patents referenced in this paragraph.
Proceedings against Sandoz
On January 24, 2025, the Company, Bayer Inc., and Bayer Healthcare LLC filed patent infringement lawsuits against Sandoz Canada Inc. in the Federal Court of Canada seeking a declaration that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar would directly or indirectly infringe one or more claims of the '510 Patent, the '276 Patent, the '495 Patent, the '768 Patent, the '193 Patent, the '315 Patent, and Canadian Patent No. 3,137,326 (the "'326 Patent"). On August 15, 2025, the Company, Bayer Inc., Bayer Healthcare LLC, and Sandoz Canada Inc. entered into a settlement agreement concerning these patent infringement lawsuits, pursuant to which each such lawsuit has been dismissed. As a result of the settlement agreement, the Company, Bayer Inc., and Bayer Healthcare LLC are no longer seeking a declaration that Sandoz Canada Inc.'s aflibercept 2 mg biosimilar infringes the patents referenced in this paragraph.
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
Australia
On June 4, 2025, the Company, Bayer Consumer Care AG, and Bayer Australia filed a patent infringement lawsuit against Sandoz Pty Ltd. and a request for a preliminary injunction in the Federal Court of Australia alleging that the importing, selling, supplying, or otherwise disposing of an aflibercept 2 mg biosimilar would infringe one or more claims of the Company's Australian Patent No. 2012205599. On September 3, 2025, the court denied the Company's request for a preliminary injunction, and this ruling has been appealed.
Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On July 17, 2020, the Company filed an antitrust lawsuit (as amended on January 25, 2021) against Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") and Vetter Pharma International GmbH in the United States District Court for the Southern District of New York seeking a judgment that the defendants' conduct relating to Novartis's attempt to assert its U.S. Patent No. 9,220,631 against Regeneron in 2020 violated Sections 1 and 2 of the Sherman Antitrust Act of 1890, as amended, and constituted tortious interference with contract. The Company is also seeking injunctive relief and treble damages. On September 21, 2021, this lawsuit was transferred to the Northern District of New York. On June 10, 2022, the Company filed an appeal of the District Court's decision to dismiss the amended complaint with the U.S. Court of Appeals for the Second Circuit (the "Second Circuit"). On March 18, 2024, the Second Circuit reversed the District Court's decision to dismiss the amended complaint and remanded the lawsuit to the District Court for further proceedings consistent with the Second Circuit's opinion. On November 19, 2024, the Company moved to transfer the lawsuit back to the Southern District of New York, which motion was granted on December 5, 2024.

Proceedings Relating to Praluent (alirocumab) Injection
United States
On May 27, 2022, the Company filed a lawsuit against Amgen in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. On February 10, 2023, the court denied Amgen's motion to stay these proceedings; and on March 21, 2023, the court denied Amgen's motion to dismiss the complaint. On August 28, 2023, the Company filed an amended complaint in this matter; and, as part of its response, on September 20, 2023, Amgen filed a counterclaim alleging that the Company engaged in unfair business practices in violation of state law. On April 10, 2025, the court denied Amgen's motion for summary judgment. A trial was held in May 2025. On May 15, 2025, the jury reached a verdict in Regeneron's favor on nine of the ten counts submitted to it and awarded Regeneron $135.6 million in compensatory damages and $271.2 million in punitive damages. On June 20, 2025, Amgen filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial. Also on June 20, 2025, the Company filed a post-trial motion for (i) permanent injunctive relief, (ii) a constructive trust, and (iii) prejudgment interest. An oral hearing on Amgen's and Regeneron's respective post-trial motions was held on August 27, 2025.
Europe
On June 1, 2023, Sanofi filed an action in the Munich Central Division of the Unified Patent Court (the "UPC") seeking revocation of Amgen's European Patent No. 3,666,797 (the "'797 Patent"). The '797 Patent is a divisional patent of European Patent No. 2,215,124 (the "'124 Patent") (i.e., a patent that shares the same priority date, disclosure, and patent term of the parent '124 Patent), which was previously invalidated by the Technical Board of Appeal of the EPO. On July 16, 2024, following a trial, the Munich Central Division of the UPC issued a decision revoking the '797 Patent in its entirety. On September 16, 2024, Amgen appealed the decision of the Munich Central Division of the UPC to the Court of Appeal of the UPC. An oral hearing before the Court of Appeal of the UPC was held in August 2025.
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
Department of Justice Matters
On June 24, 2020, the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute and asserting causes of action under the federal False Claims Act and state law (the "June 2020 Civil Complaint") relating to the Company's support of 501(c)(3) organizations that provide financial assistance to patients. On September 27, 2023, the court (i) denied in part and granted in part the Company's motion for summary judgment and (ii) denied in its entirety the motion for partial summary judgment filed by the U.S. Attorney's Office for the District of Massachusetts. On October 25, 2023, the court certified for interlocutory appeal a portion of the court's September 27, 2023 order that addressed the causation standard applicable to the alleged violations of the federal Anti-Kickback Statute and federal False Claims Act. On February 18, 2025, the U.S. Court of Appeals for the First Circuit affirmed the portion of the court's September 27, 2023 order that had been certified for interlocutory appeal. On October 1, 2025, the U.S. Attorney's Office for the District of Massachusetts filed a second motion for partial summary judgment.
In September 2019, the Company and Regeneron Healthcare Solutions, Inc., a wholly-owned subsidiary of the Company, each received a civil investigative demand ("CID") from the U.S. Department of Justice pursuant to the federal False Claims Act relating to remuneration paid to physicians in the form of consulting fees, advisory boards, speaker fees, and payment or reimbursement for travel and entertainment allegedly in violation of the federal Anti-Kickback Statute. The CIDs relate to EYLEA, Praluent, Dupixent, ZALTRAP, ARCALYST, and Kevzara and cover the period from January 2015 to the present. On June 3, 2021, the United States District Court for the Central District of California unsealed a qui tam complaint filed against the Company, Regeneron Healthcare Solutions, Inc., and Sanofi-Aventis U.S. LLC by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states (the "State Plaintiffs"), asserting causes of action under the federal False Claims Act and state law. Also on June 3, 2021, the United States and the State Plaintiffs notified the court of their decision to decline to intervene in the case. On October 29, 2021, the qui tam plaintiffs filed an amended complaint in this matter. On January 14, 2022, the Company filed a motion to dismiss the amended complaint in its entirety. On July 25, 2023, the court granted in part and denied in part the Company's motion to dismiss. On September 1, 2023, the Company filed a second motion to dismiss the amended complaint or, in the alternative, a motion for judgment on the pleadings. On July 31, 2024 and August 15, 2024, respectively, the District Court granted the Company's second motion to dismiss the amended complaint with respect to the remaining causes of action under federal law and declined to exercise supplemental jurisdiction over the remaining causes of action under state law. On August 26, 2024, the qui tam plaintiffs filed a notice of appeal. Oral argument on the appeal has been scheduled for November 18, 2025.
In June 2021, the Company received a CID from the U.S. Department of Justice pursuant to the federal False Claims Act. The CID states that the investigation concerns allegations that the Company (i) violated the False Claims Act by paying kickbacks to distributors and ophthalmology practices to induce purchase of EYLEA, including through discounts, rebates, credit card fees, free units of EYLEA, and inventory management systems; and (ii) inflated reimbursement rates for EYLEA by excluding applicable discounts, rebates, and benefits from the average sales price reported to the Centers for Medicare & Medicaid Services. The CID covers the period from January 2011 through June 2021. On November 29, 2023, the U.S. Department of Justice informed the Company that it had filed a notice of partial intervention in this matter. On March 28, 2024, the Department of Justice and the U.S. Attorney's Office for the District of Massachusetts filed a civil complaint intervention (the "March 2024 Civil Complaint") in the U.S. District Court for the District of Massachusetts asserting causes of action under the federal False Claims Act and a claim for unjust enrichment. Also on March 28, 2024, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint against the Company, AmerisourceBergen, and Besse Medical by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states and municipalities, asserting causes of action under the federal False Claims Act and state and local laws, and alleging violations of the federal Anti-Kickback statute. On June 25, 2024, the States of Colorado, Georgia, Michigan, North Carolina, Texas, and Washington filed a civil complaint in partial intervention (the "June 2024 Civil Complaint") in the U.S. District Court for the District of Massachusetts asserting causes of action under various state laws. On July 18, 2024, the Company filed a motion to dismiss the March 2024 Civil Complaint and the June 2024 Civil Complaint. An oral hearing on the Company's motion to dismiss was held on December 16, 2024. On April 29, 2025, the court denied the Company's motion to dismiss. On May 27, 2025, the Company filed its answers to the March 2024 Civil Complaint and the June 2024 Civil Complaint. On June 17, 2025, the court granted a motion by the States of Maine, Nebraska, Ohio, Oregon, and Wyoming to intervene in the action. On June 18, 2025, those states filed a consolidated complaint asserting causes of action under their respective state laws (the "June 2025 Civil Complaint"). On July 23, 2025, the Company filed its answer and counterclaims to the June 2025 Civil Complaint. On August 14, 2025, the Company moved to amend its answer and assert counterclaims to the March 2024 Civil Complaint and June 2024 Civil Complaint.
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
On June 6, 2025, two purported shareholders filed separate shareholder derivative complaints in the New York Supreme Court against members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. These complaints make similar allegations to the 2025 derivative complaints referenced above. On June 16, 2025, the Company filed notices of removal, removing both of the newly filed actions from the New York Supreme Court to the U.S. District Court for the Southern District of New York. On July 16, 2025, the purported shareholders each filed a motion to remand their respective actions back to the New York Supreme Court.
On July 30, 2025, a purported shareholder filed another shareholder derivative complaint in the U.S. District Court for the Southern District of New York against members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. This complaint makes similar allegations to the 2025 derivative complaints referenced above.
On September 2, 2025, a purported shareholder filed another shareholder derivative complaint in the New York Supreme Court against members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. This complaint makes similar allegations to the 2025 derivative complaints referenced above. On September 11, 2025, the Company filed a notice of removal, removing this action from the New York Supreme Court to the U.S. District Court for the Southern District of New York. On October 14, 2025, the purported shareholder filed a motion to remand the action back to the New York Supreme Court.
Shareholder Derivative Complaint – Director Compensation
On July 22, 2025, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current non-employee members of our board of directors, and the co-Chairs of our board of directors (who also serve as our President and Chief Executive Officer and our President and Chief Scientific Officer, respectively) as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and/or were unjustly enriched when they approved and/or received allegedly excessive non-employee director compensation in 2024 and 2025, and that this allegedly excessive compensation was a waste of corporate assets. The complaint seeks damages in favor of Regeneron for the alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets; improvements to Regeneron's corporate governance and internal procedures; equitable relief, including restitution from the individual defendants; and award of the costs of the action, including attorneys' fees. On September 25, 2025, the Company filed a motion to dismiss the complaint.
Class Action Civil Complaint
On January 7, 2025 (as amended on September 8, 2025), a purported shareholder filed a putative class action civil complaint, on behalf of himself and all others similarly situated, in the U.S. District Court for the Southern District of New York against the Company and certain current and former executive officers of the Company. The complaint asserts violations of federal securities laws in connection with statements or disclosures purportedly related to the conduct alleged in the March 2024 Civil Complaint discussed under "Department of Justice Matters" above. On July 10, 2025, the court appointed a lead plaintiff and lead counsel for the action.
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
•changes to drug pricing regulations and requirements and our drug pricing strategy;
•other changes in laws, regulations, and policies affecting the healthcare industry;
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
Selected financial information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues	$3,754.3	$3,720.7	$10,458.6	$10,412.8
Net income	$1,460.0	$1,340.6	$3,660.3	$3,494.9
Net income per share - diluted	$13.62	$11.54	$33.61	$30.23
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
		✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Dupixent® (dupilumab) Injection(b)	Atopic dermatitis (in adults, adolescents, and pediatrics aged 6 months and older)	✓	✓	✓
	Asthma (in adults and adolescents)	✓	✓	✓
	Asthma (in pediatrics 6–11 years of age)	✓	✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP") (in adults)	✓	✓	✓
	CRSwNP (in adolescents)	✓
	Chronic obstructive pulmonary disease ("COPD")	✓	✓	✓
	Eosinophilic esophagitis ("EoE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓	✓
	Prurigo nodularis	✓	✓	✓
	Chronic spontaneous urticaria ("CSU") (in adults and adolescents)	✓		✓
	Bullous pemphigoid	✓
Libtayo® (cemiplimab) Injection	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC"), monotherapy and in combination with chemotherapy	✓	✓	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓
	Adjuvant CSCC	✓
	Metastatic or recurrent second-line cervical cancer		✓	✓
Praluent® (alirocumab) Injection(c)	LDL-lowering in heterozygous familial hypercholesterolemia ("HeFH") or clinical atherosclerotic cardiovascular disease ("ASCVD")	✓	✓
	HeFH in pediatrics and adolescents (8–17 years of age)	✓	✓
	Cardiovascular risk reduction in patients with established cardiovascular disease	✓	✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
Kevzara® (sarilumab) Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓	✓
	Polyarticular juvenile idiopathic arthritis ("pJIA")	✓	✓
Evkeeza® (evinacumab) Injection(d)	HoFH (in adults, adolescents, and pediatrics)	✓	✓	✓
Ordspono™ (odronextamab)	Follicular lymphoma ("FL")		✓
	Diffuse large B-cell lymphoma ("DLBCL")		✓
Lynozyfic™ (linvoseltamab)	Relapsed/refractory multiple myeloma	✓	✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab) Injection	Infection caused by Zaire ebolavirus	✓
Veopoz® (pozelimab) Injection	CD55-deficient protein-losing enteropathy ("CHAPLE") (in adults, adolescents, and pediatrics aged 1 year and older)	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
ARCALYST® (rilonacept) Injection(e)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults, adolescents, and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(f)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓

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

	Three Months Ended September 30,
	2025			2024			% Change
(In millions)	U.S.	ROW(f)	Total	U.S.	ROW	Total	(Total Sales)
EYLEA HD(a)	$430.6	$232.4	$663.0	$392.3	$75.2	$467.5	42%
EYLEA(a)	$680.6	$621.4	$1,302.0	$1,144.6	$856.5	$2,001.1	(35%)
Total EYLEA HD and EYLEA	$1,111.2	$853.8	$1,965.0	$1,536.9	$931.7	$2,468.6	(20%)
Dupixent(b)	$3,618.8	$1,238.2	$4,857.0	$2,824.7	$992.5	$3,817.2	27%
Libtayo(c)	$219.1	$146.1	$365.2	$194.5	$94.1	$288.6	27%
Praluent(d)	$67.7	$148.0	$215.7	$52.9	$138.5	$191.4	13%
Kevzara(b)	$102.9	$51.1	$154.0	$72.7	$47.4	$120.1	28%
Other products(e)	$43.9	$28.0	$71.9	$68.2	$24.4	$92.6	(22%)

	Nine Months Ended September 30,
	2025			2024			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
EYLEA HD(a)	$1,130.6	$620.5	$1,751.1	$896.5	$149.5	$1,046.0	67%
EYLEA(a)	$2,170.9	$2,068.8	$4,239.7	$3,576.7	$2,539.4	$6,116.1	(31%)
Total EYLEA HD and EYLEA	$3,301.5	$2,689.3	$5,990.8	$4,473.2	$2,688.9	$7,162.1	(16%)
Dupixent(b)	$9,453.2	$3,414.0	$12,867.2	$7,652.9	$2,797.5	$10,450.4	23%
Libtayo(c)	$659.4	$367.4	$1,026.8	$536.1	$313.8	$849.9	21%
Praluent(d)	$190.3	$440.7	$631.0	$179.0	$405.6	$584.6	8%
Kevzara(b)	$271.4	$151.2	$422.6	$187.8	$136.1	$323.9	30%
Other products(e)	$117.1	$81.5	$198.6	$124.4	$65.2	$189.6	5%

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

(e) Included in this line item are products which are sold by us and others. Refer to "Results of Operations - Revenues" below for a listing of net product sales recorded by us. Not included in this line item are net product sales of ARCALYST, which are recorded by Kiniksa.

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

Clinical Program	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA HD (aflibercept) 8 mg(a)	–RVO	–RVO (U.S., EU, and Japan) –Every 4-week dosing regimen for approved indications (U.S.)	–Presented positive three-year data from extension study of Phase 3 wAMD trial at Angiogenesis, Exudation, and Degeneration ("Angiogenesis") 2025 annual meeting

–Presented positive data from Phase 3 QUASAR trial in RVO at Angiogenesis 2025 annual meeting

–FDA issued Complete Response Letters ("CRLs") for sBLA for addition of extended dosing intervals and for regulatory application for pre-filled syringe

–Approved by European Commission ("EC") for extended dosing intervals up to 6 months (24 weeks) in wAMD and DME
–U.S. Food and Drug Administration ("FDA") decision on supplemental Biologics License Application ("sBLA") for RVO (November 2025)(r)

–FDA decision on sBLA for every 4-week dosing regimen (November 2025)(r)

Pozelimab(f) (REGN3918) Antibody to C5		–Geographic atrophy, cemdisiran combination(l)(q)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit		–Asthma in pediatrics (2–5 years of age) –Chronic pruritus of unknown origin ("CPUO") –Lichen simplex chronicus	–Asthma in pediatrics (6–11 years of age) (Japan) –CSU in adults and adolescents (EU)	–Approved by Japan's Ministry of Health, Labour and Welfare ("MHLW") for COPD –Approved by FDA for CSU in adults and adolescents	–EC decision on regulatory submission for CSU in adults and adolescents (fourth quarter 2025) –EC decision on regulatory submission for bullous pemphigoid (first half 2026)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Dupixent (dupilumab)(b) (continued)			–CSU in pediatrics (2–11 years of age) (U.S. and EU) –Bullous pemphigoid (EU and Japan) –Allergic fungal rhinosinusitis ("AFRS")
– European Medicines Agency's ("EMA") Committee for Medicinal Products for Human Use ("CHMP") adopted positive opinion for CSU in adults and adolescents

–Presented positive data from Phase 2/3 bullous pemphigoid trial at 2025 American Academy of Dermatology ("AAD") Annual Meeting

–Approved by FDA for bullous pemphigoid

Kevzara (sarilumab)(b) Antibody to IL-6R	–Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)			–Approved by EC for pJIA
Itepekimab(b) (REGN3500) Antibody to IL-33	–Non-cystic fibrosis bronchiectasis ("NCFB") –Chronic rhinosinusitis without nasal polyposis ("CRSsNP")	–COPD(e) –CRSwNP		–Reported that Phase 3 trial (AERIFY-1) in COPD met its primary endpoint; second Phase 3 trial (AERIFY-2) did not meet same primary endpoint
REGN5713-5715 Multi-antibody therapy to Bet v 1		–Birch allergy		–Reported that Phase 3 trial in birch allergy met its primary and key secondary endpoints	–Initiate additional Phase 3 study in birch allergy (fourth quarter 2025)
REGN1908-1909(f) Multi-antibody therapy to Fel d 1		–Cat allergy		–Reported that Phase 3 trial in cat allergy met its primary and key secondary endpoints	–Initiate additional Phase 3 study in cat allergy (first half 2026)

Solid Organ Oncology

Libtayo (cemiplimab)(g) Antibody to PD-1	–Neoadjuvant CSCC –First-line NSCLC, BNT116(i) combination –Neoadjuvant NSCLC	–Early-stage CSCC (intralesional)	–Adjuvant CSCC (EU)	–Approved by FDA for adjuvant CSCC –EMA's CHMP adopted positive opinion for adjuvant CSCC	–EC decision on regulatory submission for adjuvant CSCC (fourth quarter 2025)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Libtayo (cemiplimab)(g) (continued)	–Neoadjuvant hepatocellular carcinoma ("HCC")
–Reported positive data from Phase 3 trial in adjuvant CSCC; results presented at 2025 American Society of Clinical Oncology ("ASCO") Annual Meeting and published in New England Journal of Medicine ("NEJM")

–Approved by MHLW for NSCLC, monotherapy and chemotherapy combination

–Reported positive five-year follow-up data from Phase 3 trial in combination with chemotherapy for NSCLC; results presented at IASLC 2025 World Conference on Lung Cancer ("WCLC")

Fianlimab(f) (REGN3767) Antibody to LAG-3	–First-line advanced NSCLC (Phase 2/3) –Perioperative NSCLC –Perioperative melanoma	–First-line metastatic melanoma(e) –Adjuvant melanoma		–Based on pre-planned interim analysis of two Phase 2/3 studies in first-line advanced NSCLC, Phase 2 portion of the studies will continue unchanged
–Report results from Phase 3 study versus pembrolizumab in first-line metastatic melanoma (first half 2026)

–Report data from Phase 2/3 studies in first-line advanced NSCLC (first half 2026)

–Initiate Phase 2 study (in combination with Libtayo) in first-line metastatic head and neck squamous cell carcinoma (first half 2026)

Vidutolimod Immune activator targeting TLR9
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–Ovarian cancer			–Presented additional data from Phase 2 study in platinum-resistant ovarian cancer at European Society for Medical Oncology ("ESMO") 2025 Meeting

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
REGN5668(p) Bispecific antibody targeting MUC16 and CD28	–Ovarian cancer
Nezastomig (REGN5678) Bispecific antibody targeting PSMA and CD28	–Prostate cancer			–Reported additional data from study in prostate cancer at American Association for Cancer Research ("AACR") Annual Meeting
REGN7075 Bispecific antibody targeting EGFR and CD28	–Solid tumors				–Report additional data from study in solid tumors (first half 2026)
Davutamig (REGN5093) Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC

Hematology

Pozelimab(f) (REGN3918) Antibody to C5		–Myasthenia gravis, cemdisiran combination(c)(l) –Paroxysmal nocturnal hemoglobinuria ("PNH"), cemdisiran combination(c)(l)		–Reported that Phase 3 cemdisiran combination trial in myasthenia gravis met its primary and key secondary endpoints
Cemdisiran(l) siRNA therapeutic targeting C5		–Myasthenia gravis(c)		–Reported that Phase 3 trial in myasthenia gravis met its primary and key secondary endpoints	–Submit New Drug Application ("NDA") for myasthenia gravis (first quarter 2026), pending discussions with FDA
Ordspono (odronextamab) Bispecific antibody targeting CD20 and CD3	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–FL(c)(e) (multiple lines and settings) –DLBCL(c)(e) (multiple lines and settings)		–FDA issued CRL for BLA for relapsed/refractory FL
Lynozyfic (linvoseltamab)(f) Bispecific antibody targeting BCMA and CD3	–Earlier (pre-malignant) multiple myeloma –Monoclonal gammopathy of undetermined significance ("MGUS")	–Multiple myeloma(c)(e) (multiple lines and settings)		–Approved by FDA and EC for relapsed/refractory multiple myeloma –Completed enrollment in Phase 3 confirmatory trial (LINKER-MM3) in relapsed/refractory multiple myeloma

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
Lynozyfic (linvoseltamab)(f) (continued)	–Light chain amyloidosis ("ALA") (Phase 1/2)
Nexiguran ziclumeran (Nex-z, NTLA-2001)(j) TTR gene knockout using CRISPR/Cas9		–Transthyretin amyloidosis with cardiomyopathy ("ATTR-CM")(c)(m) –Hereditary transthyretin amyloidosis with polyneuropathy ("ATTRv-PN")(c)(m)		–Intellia temporarily paused dosing and screening in Phase 3 ATTR-CM and ATTRv-PN trials due to a Grade 4 adverse event involving the liver
REGN9933 Antibody to Factor XI (A2 domain)	–Thrombosis				–Initiate Phase 3 studies (first half 2026)
REGN7508 Antibody to Factor XI (catalytic domain)	–Thrombosis	–Venous thromboembolism after total knee replacement surgery			–Initiate additional Phase 3 studies (first half 2026)
REGN7257 Antibody to IL2Rg				–Discontinued study in aplastic anemia
REGN7999 Antibody to TMPRSS6	–Iron overload in beta-thalassemia

Internal Medicine/Genetic Medicines

Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)		–Reported that Phase 3 trial in FOP met its primary endpoint	–Submit BLA for FOP (fourth quarter 2025)
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	–Obesity(n)			–Reported 26-week results from Phase 2 study in obesity
Mibavademab(f)(o) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(c)(d)(e)
REGN5381 Agonist antibody to NPR1				–Discontinued Phase 2 studies in heart failure and uncontrolled hypertension

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2025 Events to Date	Select Upcoming Milestones
REGN7544 Antagonist antibody to NPR1	–Postural orthostatic tachycardia syndrome ("POTS") –Sepsis-induced hypotension
Rapirosiran (ALN-HSD)(k) RNAi therapeutic targeting HSD17B13	–Metabolic dysfunction-associated steatohepatitis ("MASH")
DB-OTO AAV-based gene therapy	–Hearing deficit due to variants of the otoferlin gene(c)(e)(m) (Phase 1/2) (pivotal study)			–Presented updated data from Phase 1/2 trial and published in NEJM –FDA granted Commissioner's National Priority Voucher	–Submit BLA for hearing deficit due to variants of the otoferlin gene (fourth quarter 2025)

Note: For purposes of the table above, a program is classified in Phase 2 or 3 clinical development after recruitment for the corresponding study or studies has commenced
(a) In collaboration with Bayer outside the United States
(b) In collaboration with Sanofi
(c) FDA granted Orphan Drug designation
(d) FDA granted Breakthrough Therapy designation
(e) FDA granted Fast Track designation
(f) Sanofi is entitled to receive royalties on sales of the product, if any
(g) Studied as monotherapy and in combination with other antibodies and treatments
(h) Information in this column captures submissions to U.S., EU, and/or Japan regulatory authorities
(i) BioNTech's BNT116 is an mRNA cancer vaccine
(j) In collaboration with Intellia
(k) Alnylam elected to opt-out of the product candidate. Under the terms of our agreement, Alnylam is entitled to receive royalties on sales of the product, if any.
(l) Under the terms of our license agreement for cemdisiran, Alnylam is entitled to receive royalties on sales (if any), as well as milestone payments
(m) FDA granted Regenerative Medicine Advanced Therapy ("RMAT") designation
(n) Studied in combination with semaglutide with and without garetosmab
(o) A Phase 2 study, sponsored by Eli Lilly, is also ongoing and testing the combination of tirzepatide and mibavademab compared with tirzepatide alone in patients with obesity
(p) Studied in combination with ubamatamab
(q) Geographic atrophy also studied with cemdisiran monotherapy
(r) Refer to "Additional Information - Clinical Development Programs - EYLEA HD" for further details

Additional Information - Clinical Development Programs
EYLEA HD
In August 2025, the FDA extended the target action dates for the Company's FDA applications for EYLEA HD (pre-filled syringe, every-four-week dosing, and for the treatment of RVO). The delay resulted from observations from a July 2025 FDA general site inspection (not specific to EYLEA HD) at Catalent Indiana, LLC ("Catalent"), part of Novo Nordisk A/S, the manufacturing filler in the EYLEA HD BLA. The FDA extended the review periods after determining that the information submitted by the manufacturing filler in August 2025 to address the observations constituted a major amendment to each regulatory application.
In October 2025, the Company was notified by Catalent that they received an official action indicated ("OAI") letter from the FDA citing unresolved issues related to a July 2025 FDA general site inspection. On October 27, 2025, the FDA issued a CRL for the pre-filled syringe sBLA. The sole approvability issue cited in the CRL relates to unresolved inspection findings at Catalent. The Company is planning to submit by January 2026 an application to include a new pre-filled syringe manufacturing filler in the EYLEA HD BLA.
In addition, the Company has submitted an application to include an additional vial filler, should this be needed for approval of every-four-week dosing and RVO label enhancements, with an FDA decision regarding this new vial filler expected by late December 2025.
Itepekimab
In May 2025, the Company and Sanofi announced that a Phase 3 trial, AERIFY-1, in adults who were former smokers with inadequately controlled COPD met the primary endpoint of significantly reducing moderate or severe acute exacerbations by 27% compared to placebo at week 52, a clinically meaningful benefit. A second Phase 3 trial, AERIFY-2, did not meet the same primary endpoint, although a benefit was seen earlier in the trial. The safety profile of itepekimab observed in the Phase 3 trials was consistent with prior clinical trials. The Company and Sanofi are evaluating next steps.
Fianlimab
In April 2025, a pre-planned interim analysis was conducted on two ongoing Phase 2/3 studies evaluating the combination of fianlimab and cemiplimab in first-line advanced NSCLC. Due to limited follow-up, the Phase 2 portion of the studies will continue unchanged until additional data are available. The next analyses for these studies are expected in the first half of 2026, at which time a decision whether to advance to Phase 3 is expected to be made. No new safety signals were observed in either study.
Ordspono (odronextamab)
On July 30, 2025, the FDA issued a CRL for the BLA for odronextamab in relapsed/refractory follicular lymphoma after two or more lines of systemic therapy, which was also impacted by the Catalent Indiana LLC site inspection (as described in the "EYLEA HD" section above).
Collaboration, License, and Other Agreements
Sanofi
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab (the "Antibody Collaboration"). Under the terms of the Antibody Collaboration, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development costs. We are obligated to reimburse Sanofi for 30% to 50% of development expenses that were funded by Sanofi based on our share of collaboration profits; however, we are only required to apply 20% of our share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of September 30, 2025, the total amount of our contingent reimbursement obligation to Sanofi (i.e., "development balance") in connection with such development expenses was approximately $905 million.
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
Hansoh
In July 2025, our license agreement with Hansoh Pharmaceuticals Group Company Limited to acquire development and commercial rights outside of mainland China, Hong Kong, and Macau for HS-20094 (a dual GLP-1/GIP receptor agonist currently in Phase 3 clinical development in China) became effective. In-licensing a late-stage GLP-1/GIP agonist enables us to study combinations with our products and product candidates in order to address muscle loss and potentially other comorbidities of obesity, such as cardiovascular diseases, diabetes, and liver conditions. Under the terms of the agreement, we made an $80.0 million up-front payment in July 2025. In addition, we are obligated to make additional payments upon achievement of development, regulatory, and sales milestones, as well as a low double-digit royalty on sales.
General
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the success in commercializing our products, including EYLEA HD and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, and our research and development activities and related costs which are not reimbursed by collaborators are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. There is uncertainty surrounding whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.
Results of Operations
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues	$3,754.3	$3,720.7	$10,458.6	$10,412.8
Operating expenses	2,727.5	2,541.2	7,760.6	7,412.3
Income from operations	1,026.8	1,179.5	2,698.0	3,000.5
Other income (expense)	736.5	313.5	1,489.0	821.3
Income before income taxes	1,763.3	1,493.0	4,187.0	3,821.8
Income tax expense	303.3	152.4	526.7	326.9
Net income	$1,460.0	$1,340.6	$3,660.3	$3,494.9

Net income per share - diluted	$13.62	$11.54	$33.61	$30.23
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	$ Change	2025	2024	$ Change
Net product sales:
EYLEA HD - U.S.	$430.6	$392.3	$38.3	$1,130.6	$896.5	$234.1
EYLEA - U.S.	680.6	1,144.6	(464.0)	2,170.9	3,576.7	(1,405.8)
Total EYLEA HD and EYLEA - U.S.	1,111.2	1,536.9	(425.7)	3,301.5	4,473.2	(1,171.7)
Libtayo - U.S.	219.1	194.5	24.6	659.4	536.1	123.3
Libtayo - ROW	146.1	94.1	52.0	367.4	313.8	53.6
Total Libtayo - Global	365.2	288.6	76.6	1,026.8	849.9	176.9
Praluent - U.S.	67.7	52.9	14.8	190.3	179.0	11.3
Evkeeza - U.S.	42.8	32.4	10.4	114.9	87.6	27.3
Inmazeb - U.S.	—	35.6	(35.6)	—	36.6	(36.6)
Other products - Global	0.8	—	0.8	0.8	—	0.8
Total net product sales	$1,587.7	$1,946.4	$(358.7)	$4,634.3	$5,626.3	$(992.0)

Collaboration revenue:
Sanofi	$1,617.0	$1,263.4	$353.6	$4,243.8	$3,318.8	$925.0
Bayer	344.8	390.8	(46.0)	1,103.7	1,121.9	(18.2)
Other	6.6	5.9	0.7	12.8	10.2	2.6
Other revenue	198.2	114.2	84.0	464.0	335.6	128.4
Total revenues	$3,754.3	$3,720.7	$33.6	$10,458.6	$10,412.8	$45.8

Net Product Sales
Net product sales of EYLEA HD increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, due to higher sales volumes, partly offset by a lower net selling price.
Net product sales of EYLEA for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were negatively impacted by (i) lower sales volumes as a result of continued competitive pressures (as described below), loss in market share to compounded bevacizumab due to patient affordability constraints, and the continued transition of patients to EYLEA HD, and (ii) a lower net selling price.
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
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Regeneron's share of profits	$1,455.5	$1,088.3	$3,755.7	$2,880.6
Reimbursement for manufacturing of commercial supplies(a)	161.5	175.1	488.1	438.2
Total Sanofi collaboration revenue	$1,617.0	$1,263.4	$4,243.8	$3,318.8

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Global net product sales of Dupixent and Kevzara are recorded by Sanofi, and we and Sanofi share profits on such sales.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Dupixent and Kevzara net product sales	$5,011.0	$3,937.3	$13,289.8	$10,774.3
Regeneron's share of collaboration profits in connection with commercialization of antibodies	$1,723.6	$1,263.4	$4,400.5	$3,338.5
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation(a)	(268.1)	(175.1)	(644.8)	(457.9)
Regeneron's share of profits	$1,455.5	$1,088.3	$3,755.7	$2,880.6

Regeneron's share of profits as a percentage of Dupixent and Kevzara net product sales	29%	28%	28%	27%

(a) See "Collaboration, License, and Other Agreements - Sanofi" above for additional details on our contingent reimbursement obligation
The increase in our share of profits for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was driven by higher profits associated with an increase in Dupixent sales.

Bayer Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Regeneron's share of profits	$311.9	$367.6	$1,012.6	$1,054.5
Reimbursement for manufacturing of commercial supplies(a)	32.9	23.2	91.1	67.4
Total Bayer collaboration revenue	$344.8	$390.8	$1,103.7	$1,121.9

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Bayer records net product sales of EYLEA 8 mg and EYLEA outside the United States, and we and Bayer share profits on such sales.
Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
EYLEA 8 mg and EYLEA net product sales outside the United States	$853.8	$931.7	$2,689.3	$2,688.9
Regeneron's share of collaboration profit from sales outside the United States	$328.0	$384.2	$1,061.5	$1,103.7
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation(a)	(16.1)	(16.6)	(48.9)	(49.2)
Regeneron's share of profits	$311.9	$367.6	$1,012.6	$1,054.5

Regeneron's share of profits as a percentage of EYLEA 8 mg and EYLEA net product sales outside the United States	37%	39%	38%	39%

(a) See "Collaboration, License, and Other Agreements - Bayer" above for additional details on our contingent reimbursement obligation
The decrease in our share of profits for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was driven by lower profits associated with a decrease in EYLEA sales outside the United States.
Other Revenue
Other revenue increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024. Other revenue included royalties and share of profits earned in connection with license agreements of $165.4 million and $90.7 million for the three months ended September 30, 2025 and 2024, respectively, and $353.0 million and $207.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except headcount data)	2025	2024	Change	2025	2024	Change
Research and development(a)	$1,475.0	$1,271.5	$203.5	$4,224.1	$3,719.9	$504.2
Acquired in-process research and development	83.1	56.2	26.9	105.4	87.2	18.2
Selling, general, and administrative(a)	657.8	714.4	(56.6)	1,925.0	2,162.2	(237.2)
Cost of goods sold	281.0	262.3	18.7	822.1	760.5	61.6
Cost of collaboration and contract manufacturing(b)	240.6	228.8	11.8	694.0	644.6	49.4
Other operating (income) expense, net	(10.0)	8.0	(18.0)	(10.0)	37.9	(47.9)
Total operating expenses	$2,727.5	$2,541.2	$186.3	$7,760.6	$7,412.3	$348.3

Average headcount	15,301	14,642	659	15,222	14,165	1,057

(a) Includes costs incurred net of any cost reimbursements from collaborators
(b) Includes costs incurred in connection with manufacturing drug supplies for collaborators and others
Operating expenses included stock-based compensation expense of $237.0 million and $225.1 million for the three months ended September 30, 2025 and 2024, respectively, and $744.4 million and $678.4 million for the nine months ended September 30, 2025 and 2024, respectively.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024*	$ Change	2025	2024*	$ Change
Direct research and development expenses:
Fianlimab	$55.8	$53.4	$2.4	$155.3	$168.4	$(13.1)
Ordspono (odronextamab)	50.1	33.8	16.3	119.1	94.1	25.0
Lynozyfic (linvoseltamab)	32.8	25.4	7.4	118.1	111.8	6.3
Itepekimab	28.1	24.2	3.9	90.9	67.8	23.1
Dupixent (dupilumab)	27.6	31.3	(3.7)	81.1	96.4	(15.3)
EYLEA HD (aflibercept) 8 mg	21.1	28.9	(7.8)	73.9	76.0	(2.1)
Libtayo (cemiplimab)	18.0	17.9	0.1	57.3	60.7	(3.4)
Trevogrumab	17.9	6.4	11.5	57.0	18.7	38.3
Pozelimab	16.5	17.6	(1.1)	45.6	49.3	(3.7)
Other product candidates in clinical development and other research programs	186.4	147.5	38.9	498.4	415.3	83.1
Total direct research and development expenses	454.3	386.4	67.9	1,296.7	1,158.5	138.2

Indirect research and development expenses:
Payroll and benefits	438.3	407.8	30.5	1,339.5	1,249.2	90.3
Lab supplies and other research and development costs	67.5	63.0	4.5	192.4	175.4	17.0
Occupancy and other operating costs	166.3	158.7	7.6	479.2	434.9	44.3
Total indirect research and development expenses	672.1	629.5	42.6	2,011.1	1,859.5	151.6

Clinical manufacturing costs	381.4	306.6	74.8	1,028.8	841.3	187.5

Reimbursement of research and development expenses by collaborators	(32.8)	(51.0)	18.2	(112.5)	(139.4)	26.9

Total research and development expenses	$1,475.0	$1,271.5	$203.5	$4,224.1	$3,719.9	$504.2

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Research and development expenses included stock-based compensation expense of $125.1 million and $123.7 million for the three months ended September 30, 2025 and 2024, respectively, and $405.1 million and $369.1 million for the nine months ended September 30, 2025 and 2024, respectively.
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

Acquired In-process Research and Development ("IPR&D") Expenses
Acquired IPR&D expenses for the three and nine months ended September 30, 2025 included an $80.0 million up-front payment in connection with our license agreement with Hansoh Pharmaceuticals Group Company Limited.
Acquired IPR&D expenses for the three and nine months ended September 30, 2024 included a $45.0 million development milestone in connection with our collaboration agreement with Sonoma Biotherapeutics, Inc.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to lower charitable contributions to an independent not-for-profit patient assistance organization. Selling, general, and administrative expenses included stock-based compensation expense of $92.0 million and $83.1 million for the three months ended September 30, 2025 and 2024, respectively, and $279.0 million and $251.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Cost of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except gross margin on net product sales)	2025	2024	2025	2024
Cost of goods sold	$281.0	$262.3	$822.1	$760.5
Gross margin on net product sales(a)	82%	87%	82%	86%

(a) Gross margin on net product sales represents gross profit expressed as a percentage of total net product sales recorded by the Company. Gross profit is calculated as net product sales (see "Net Product Sales" section above) less cost of goods sold.

Gross margin on net product sales decreased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, partly due to ongoing investments to support our manufacturing operations. In addition, gross margin on net product sales decreased due to higher amortization expense associated with our Libtayo intangible asset as each quarter we record additions to the intangible asset related to royalties due to Sanofi.
Other Operating (Income) Expense
Other operating (income) expense, net, for the nine months ended September 30, 2024 reflected a charge of $37.9 million related to the increase in the estimated fair value of the contingent consideration liability recognized in connection with our 2023 acquisition of Decibel Therapeutics, Inc.
Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Gains on marketable and other securities, net	$577.7	$134.7	$967.6	$331.2
Interest income	175.1	187.4	523.5	528.3
Other	3.0	5.2	29.5	6.5
Other income (expense), net	755.8	327.3	1,520.6	866.0
Interest expense	(19.3)	(13.8)	(31.6)	(44.7)
Total other income (expense)	$736.5	$313.5	$1,489.0	$821.3

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except effective tax rate)	2025	2024	2025	2024
Income tax expense	$303.3	$152.4	$526.7	$326.9
Effective tax rate	17.2%	10.2%	12.6%	8.6%
On July 4, 2025, bill H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" or "OBBBA," was signed into law, with certain provisions effective in 2025 and others in 2026. The OBBBA significantly revises U.S. corporate income tax laws by, among other things, restoring the option for immediate expense recognition for U.S.-based research and development expenditures and making permanent the ability to claim first-year bonus depreciation on qualified property. The OBBBA also modifies U.S. taxation on foreign earnings by, among other things, changing the tax rates for global intangible low-taxed income (now known as Net CFC Tested Income) and foreign-derived intangible income (now known as foreign-derived deduction eligible income), modifying the allocation of expenses in calculating foreign tax credits, as well as changing foreign tax credit limitations. As a result of the OBBBA being signed into law, we recognized a charge of $44.5 million in the third quarter of 2025 related to the re-measurement of our U.S. net deferred tax assets.
Our effective tax rate for the three and nine months ended September 30, 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and federal tax credits for research activities, partially offset by the impact of the OBBBA being signed into law. In addition, our effective tax rate for the nine months ended September 30, 2025 was positively impacted by the release of liabilities for uncertain tax positions recognized upon the effective settlement of the IRS audit of our 2017 and 2018 federal income tax returns in the second quarter of 2025, which reduced our effective tax rate for the nine months ended September 30, 2025 by 1.4%.
The increase in our effective tax rate for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily impacted by the net change in uncertain tax positions, as well as lower tax benefits from less stock option exercises and the enactment of the OBBBA.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,	December 31,
(In millions)	2025	2024	$ Change
Financial assets:
Cash and cash equivalents	$2,506.4	$2,488.2	$18.2
Marketable securities - current	5,937.2	6,524.3	(587.1)
Marketable securities - noncurrent	10,285.7	8,900.1	1,385.6
	$18,729.3	$17,912.6	$816.7

Working capital:
Current assets	$17,980.7	$18,660.9	$(680.2)
Current liabilities	4,425.1	3,944.3	480.8
	$13,555.6	$14,716.6	$(1,161.0)

Borrowings and finance lease liabilities:
Long-term debt	$1,985.5	$1,984.4	$1.1
Finance lease liabilities	$720.0	$720.0	$—
As of September 30, 2025, we also had borrowing availability of $750.0 million under a revolving credit facility.

Sources and Uses of Cash for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
(In millions)	2025	2024	$ Change
Cash flows provided by (used in):
Operating activities	$3,808.2	$3,157.7	$650.5
Investing activities	$(849.4)	$(2,818.7)	$1,969.3
Financing activities	$(2,935.3)	$(1,065.0)	$(1,870.3)
Cash Flows from Investing Activities
Capital expenditures for the nine months ended September 30, 2025 included costs incurred in connection with the expansion of our research, preclinical manufacturing, and support facilities at our Tarrytown, New York corporate headquarters. We expect to incur capital expenditures of $850 million to $890 million for the full year of 2025.
Payments for intangible assets for the nine months ended September 30, 2025 included $155.0 million related to our purchase of an FDA Rare Pediatric Disease Priority Review Voucher from a third party in the second quarter of 2025.
Cash Flows from Financing Activities
Share Repurchase Programs
In each of April 2024 and February 2025, our board of directors authorized an additional share repurchase program for up to $3.0 billion of our Common Stock (up to $6.0 billion in the aggregate). The programs have no time limit and can be discontinued at any time. As of September 30, 2025, $2.156 billion remained available for share repurchases under the programs.
Dividends
In each of the first, second, and third quarters of 2025, our board of directors declared quarterly cash dividends of $0.88 per share on our Common Stock and Class A Stock. Each quarterly dividend was paid to our shareholders in the quarter in which the dividend was declared.
Additionally, in October 2025, our board of directors declared a cash dividend of $0.88 per share on our Common Stock and Class A Stock. The dividend will be payable on December 5, 2025 to our shareholders of record as of November 20, 2025.
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 5, 2025). There have been no material changes to critical accounting estimates during the nine months ended September 30, 2025.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Condensed Consolidated Financial Statements included in this report for a description of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 5, 2025). There have been no material changes to our market risks or to our management of such risks as of September 30, 2025.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Product reimbursement and coverage policies and practices, pricing regulations and requirements, and our pricing strategy could change due to various factors beyond our control, such as drug price control measures that have been or may be enacted or introduced in the United States by various federal and state authorities.
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
We are substantially dependent on the success of EYLEA and EYLEA HD. EYLEA net product sales have historically represented a substantial portion of our revenues, and we expect that there will continue to be a concentration of our net sales from the net product sales of EYLEA HD and EYLEA. For the nine months ended September 30, 2025 and 2024, our aggregate EYLEA HD and EYLEA net product sales in the United States represented 32% and 43% of our total revenues, respectively. For the nine months ended September 30, 2025, EYLEA HD U.S. net product sales represented 34% of our aggregate EYLEA HD and EYLEA U.S. net product sales. As we further commercialize EYLEA HD, we expect that our dependence on EYLEA HD will grow relative to our historical dependence on EYLEA. If we experience difficulty with the commercialization of EYLEA HD or EYLEA in the United States or if Bayer experiences any difficulty with the commercialization of EYLEA HD or EYLEA outside the United States, if EYLEA net product sales experience a sustained decline in or outside the United States without an offset from EYLEA HD net product sales, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed.
Commercialization of EYLEA and EYLEA HD in the United States and elsewhere is subject to significant competition (as described further below under "The commercial success of our products and product candidates is subject to significant competition"), which we expect to continue to increase in the future. For the three and nine months ended September 30, 2025, EYLEA U.S. net product sales declined by 41% and 39%, respectively, compared to the corresponding periods in 2024 as a result of competitive pressures and other factors described under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations." Following the expiration of the U.S. regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product can be approved by the FDA) in May 2024, several biosimilar versions of EYLEA have been approved by the FDA, and one such product has launched in the United States. EYLEA and/or EYLEA HD net product sales recorded by us are likely to continue to be negatively impacted by biosimilar competition in the United States, which may have a material adverse impact on our results of operations. In addition, we expect that competition for EYLEA outside the United States will continue to increase as biosimilar versions of EYLEA (including those already approved but not yet launched) are brought to market in additional countries, which may negatively impact the amount of collaboration revenue we earn from Bayer. While we expect certain regulatory decisions relevant to further commercialization of EYLEA HD as shown in the table under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Programs in Clinical Development" and further discussed under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs - EYLEA HD," there can be no assurance that any such milestones will be achieved in the currently anticipated time frame or at all and, if achieved, that they will help accelerate the ongoing launch and further commercialization of EYLEA HD. The degree to which EYLEA HD net product sales may offset further potential decreases in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
We also are substantially dependent on our share of profits from the commercialization of Dupixent under our Antibody Collaboration with Sanofi. For the nine months ended September 30, 2025 and 2024, Sanofi collaboration revenue (most of which is attributable to our share of profits from the commercialization of Dupixent) represented 41% and 32% of our total revenues, respectively. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition may be materially harmed.
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
Our revenues and profitability will be materially adversely affected if such third-party payors and other third parties do not adequately defray or reimburse the cost of our marketed products. If third-party payors do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payors cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payors more expensive for patients. Third-party payors may also require prior authorization for reimbursement, require failure on another type of treatment, or impose other utilization management restrictions before covering a particular drug, particularly with respect to higher-priced drugs. Further, sales of our marketed products (such as EYLEA and EYLEA HD) in the United States may be adversely impacted by the lack of sufficient copay assistance from not-for-profit patient assistance funds. For example, a loss in market share to compounded bevacizumab due to patient affordability constraints impacted U.S. net product sales of EYLEA for the three and nine months ended September 30, 2025, as further described under Part I, Item 2. "Management's

Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations." If independent not-for-profit patient assistance funds that provide patient copay assistance are unable to support eligible patients, this will likely have a continued negative impact on patient affordability resulting in lower utilization of higher-cost anti-VEGF agents.
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

Product reimbursement and coverage policies and practices, pricing regulations and requirements, and our pricing strategy could change due to various factors beyond our control, which may adversely impact our business, prospects, operating results, and financial condition.
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

At the state level, legislatures are becoming increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, price and marketing cost disclosure and transparency measures, and measures that could impact the availability of the ceiling price under the federal government's 340B program (see also "Other Regulatory and Litigation Risks - If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions, and fines, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects."). In some cases, these measures are designed to encourage importation from other countries and bulk purchasing. A reduction in the availability or extent of reimbursement from U.S. government programs (including as a result of the legislation, proposals, initiatives, and developments described above) could have a material adverse effect on the sales of our marketed products. Economic pressure on state budgets may also have a similar impact.
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
EYLEA and EYLEA HD. EYLEA and EYLEA HD face significant competition in the marketplace. For example, each of EYLEA and EYLEA HD competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); and a biosimilar version of Lucentis commercialized in the United States by Biogen Inc. In addition, biosimilar versions of EYLEA have been approved and/or launched both in and outside the United States, including Amgen's Pavblu™ (aflibercept-ayyh) (launched in the United States in the fourth quarter of 2024). We are aware of several other companies developing biosimilar versions of EYLEA, EYLEA HD, and/or other approved anti-VEGF treatments. We expect that biosimilar competition for EYLEA will continue to increase as additional biosimilar versions of EYLEA are launched in the United States and other countries, the timing of which will depend on, among other factors, the outcome of the pending patent litigation proceedings and the settlement terms of the previously pending litigation proceedings described in Note 12 to our Condensed Consolidated Financial Statements included in this report and the expiration of the patents protecting EYLEA (including those set forth under Part I - Item 1. "Business - Patents, Trademarks, and Trade Secrets" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed February 5, 2025)). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA's and EYLEA HD's respective indications, and we are aware of another company developing an ophthalmic formulation of such product that has been approved in the EU. In DME (and, in the case of EYLEA, also RVO), EYLEA and EYLEA HD also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA's and EYLEA HD's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
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
Libtayo. Libtayo also faces significant competition. There are several competitors that are marketing and/or developing antibodies against PD-1 and/or PDL-1 (some of which were approved in the relevant indications and commercialized before Libtayo), including Merck's Keytruda® (pembrolizumab), Bristol-Myers Squibb's Opdivo® (nivolumab), Roche's Tecentriq® (atezolizumab), AstraZeneca's Imfinzi® (durvalumab), and Sun Pharma's Unloxcyt™ (cosibelimab). While Libtayo is currently approved for intravenous administration only, certain of these products are also approved or in development for subcutaneous use.
Other marketed products. There is also significant actual and potential future competition for other products marketed or otherwise commercialized by us and/or our collaborators under our collaboration agreements with them. For example, Lynozyfic faces significant actual and potential future competition from other bispecific antibodies and CAR-T cell therapies targeting BCMA, GPRC5D, and/or other targets that are currently approved or in development for the treatment of relapsed/refractory multiple myeloma. In addition, there are several companies that are marketing and/or developing antibodies or other molecules (such as small interfering RNA molecules, or siRNAs, and oral small molecules) against PCSK9, ANGPTL3 and IL-6 and/or IL-6R, which currently (or, for product candidates in development, may in the future if approved) treat the same conditions as Praluent, Evkeeza, and Kevzara, respectively.
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
Our sales of products we commercialize in the United States and our collaborators' sales of products they commercialize or co-commercialize with us under our collaboration agreements with them in the United States and other countries (which impact our share of any profits from the commercialization of these products under the relevant collaboration agreements and, therefore, our results of operations) may be reduced if the applicable product is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or otherwise alter the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions, tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA HD and EYLEA outside the United States are the responsibility of Bayer. Similarly, under our Antibody Collaboration with Sanofi, pricing and reimbursement for the products commercialized or co-commercialized thereunder outside the United States are the responsibility of Sanofi. Prices for our marketed products in jurisdictions outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of our marketed products in the United States may be reduced if the applicable product marketed in those bordering nations is imported into the United States. In addition, there are proposals to legalize the import of pharmaceuticals from outside the United States into the United States and, as discussed above under "Product reimbursement and coverage policies and practices, pricing regulations and requirements, and our pricing strategy could change due to various factors beyond our control, which may adversely impact our business, prospects, operating results, and financial condition," a recent executive order has directed the Secretary of the HHS to take appropriate steps to facilitate such importation at the state level. If such or other similar proposals were to be implemented, our future revenues derived from sales of our marketed products could be reduced. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of our marketed products in a particular market or reduce sales recorded by us or our collaborators, thereby adversely affecting our results of operations.

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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the nine months ended September 30, 2025 and 2024, our product sales to two distributor customers accounted on a combined basis for 77% and 75% of our total gross product revenue, respectively. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of these products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of these products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and PBMs, or further consolidation among the healthcare providers served or operated by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
If we are unable to establish sufficient commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
While we have made progress with establishing commercial capabilities in certain jurisdictions outside the United States in connection with our acquisition of the exclusive right to develop, commercialize, and manufacture Libtayo worldwide pursuant to the 2022 Amended and Restated Immuno-oncology License and Collaboration Agreement with Sanofi (the "A&R IO LCA") and the exercise of our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, our commercial capabilities and experience with commercializing products outside the United States (as well as obtaining and/or maintaining regulatory approvals and securing pricing and reimbursement for our products outside the United States) are still somewhat limited. There may be other circumstances in which we need to establish further commercial capabilities outside the United States, including because we decide to commercialize other products independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.

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
The functioning of the FDA has been in the past and may in the future be affected by a variety of factors, such as shifting government priorities, budgets and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory, and policy changes impacting HHS, the FDA, or other HHS agencies. U.S. policy changes have recently been implemented at a rapid pace and additional changes may occur. For example, recent efforts to reduce the size and budgets of U.S. government agencies, downsize the federal workforce, and restructure parts of the executive branch of the federal government have directly or indirectly impacted agencies that support research and development activities or are otherwise important to our business, including the HHS and the FDA. If legislation, administrative action, or changes in policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to provide feedback on our clinical programs, meet with or engage in other informal interactions with us, and review and process our regulatory submissions (including our pending regulatory submissions) in a timely manner. These developments may also reduce the FDA's capacity to engage in pre-approval or guidance meetings or meetings to negotiate labeling or post-marketing commitments. Furthermore, changes in FDA personnel and policy (such as the recent reductions in communication and policymaking roles) may negatively impact the transparency of agency actions, lead to modifications in FDA approval requirements, and alter the FDA's existing guidance pertinent to the development strategy for our products and product candidates. In addition, the U.S. government has shut down multiple times in the past (including the shutdown that started on October 1, 2025 and continues as of the date of this report) and certain regulatory agencies, such as the FDA, had to furlough employees and stop some of their activities. A prolonged government shutdown (including prolonged continuation of the current shutdown) or a widespread freeze on federal funding could significantly impact the ability of the FDA to timely review and process our regulatory submissions, or cause other agencies that support the FDA to slow their work. Any such factors could have a material adverse effect on our business.
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
Before approving a new drug or biologic product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, the manner in which such principles are implemented may not be specifically delineated, which can be challenging as the FDA and comparable foreign regulatory authorities increasingly scrutinize compliance with these requirements and regulations. As a result, manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. We have recently received several CRLs from the FDA for regulatory submissions concerning our products or product candidates due to the FDA's findings from inspections at third-party manufacturers responsible for filling drug product. These include the July 2025 CRL concerning the BLA for odronextamab in relapsed/refractory FL, which has delayed further any potential FDA approval of odronextamab in this indication; and the October 2025 CRL concerning the Company's regulatory application for the EYLEA HD pre-filled syringe (as described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs - EYLEA HD"), which has delayed further any potential FDA approval of the EYLEA HD pre-filled syringe. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our Company, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. For example, in May 2025, we and Sanofi announced that one of two Phase 3 trials evaluating itepekimab in adults who were former smokers with inadequately controlled COPD did not meet its primary endpoint, as further described under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs." In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness and/or safety concerns, and clinical trials evaluating our product candidates have failed to meet the relevant endpoints. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and analogous foreign regulatory authorities may deem the results insufficient for an approval. If concerns arise about the safety of a product candidate or non-compliance with the protocol or applicable regulatory requirements, the FDA or other regulatory authorities can delay or suspend a clinical trial by placing it on a full or partial "clinical hold" pending receipt of additional data or the satisfaction of other conditions. A clinical hold may require us to spend significant resources to address the underlying causes of the clinical hold and may result in a delay in the clinical program, which may be significant. In addition, if we are not able to successfully address such underlying causes or our response is not deemed adequate to lift the clinical hold, the clinical program may have to be terminated. Furthermore, changes in FDA personnel may alter the FDA's advice with respect to our development strategy and lead to delays or rejections of our clinical trial protocols or data. Any such clinical program delays or terminations may adversely affect our business.
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
With respect to EYLEA and EYLEA HD, there are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to further successfully commercialize EYLEA and EYLEA HD. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like aflibercept (such as intraocular inflammation, sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, retinal tear, and retinal vasculitis), which can cause injury to the eye and other complications. The side effects previously reported for aflibercept include conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. While the safety of EYLEA HD was similar to EYLEA in clinical trials, it is possible that the use of EYLEA HD outside the clinical trial setting may yield different outcomes or patient experiences. In addition, commercialization of EYLEA and EYLEA HD or our other products and potential future commercialization of our product candidates may be impacted by actions of third parties on which we rely, such as manufacturers of syringes or other devices used in the administration of our products. These and other complications or issues or side effects could harm further development and/or commercialization of EYLEA and EYLEA HD.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2mg pre-filled syringe; and in the EU, EYLEA HD is approved in the 8 mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. The FDA has substantial discretion in the approval process and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a drug-delivery device. For example, in October 2025, the FDA issued a CRL for the EYLEA HD pre-filled syringe, which has delayed further any potential FDA approval of the EYLEA HD pre-filled syringe. The timing of any potential resolution of the approvability issue cited in the CRL or any potential FDA approval of the EYLEA HD pre-filled syringe is uncertain. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs - EYLEA HD" for more information.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. Our ability to protect our trade secrets may be impaired by a number of risks and uncertainties, including those discussed under "Other Regulatory and Litigation Risks - The use of social media platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage," "Other Regulatory and Litigation Risks - There are inherent risks related to our increasing use of artificial intelligence-based solutions," and "Other Risks Related to Our Business - Significant disruptions of information technology systems or breaches of data security could adversely affect our business" below. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. For example, certain of our U.S. patents (including those pertaining to our key products, such as EYLEA and EYLEA HD) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination (see Note 12 to our Condensed Consolidated Financial Statements included in this report for additional information). Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Such opposition proceedings are increasingly common in Europe and are costly to defend. For example, certain of our European patents, including those pertaining to EYLEA and Dupixent, are subject to opposition proceedings before the European Patent Office (the "EPO") and/or patent offices of various European countries (see Note 12 to our Condensed Consolidated Financial Statements included in this report for additional information). We have pending patent applications in the United States Patent and Trademark Office (the "USPTO"), the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
Under the federal Patient Protection and Affordable Care Act ("PPACA"), there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-approved biological product. The PPACA provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened if, for example, the PPACA is amended. A number of jurisdictions outside the United States (such as the EU) have also established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier versions of biological products.

The increased likelihood of biosimilar competition has exacerbated the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. Due to this risk, and uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product we currently or may in the future commercialize with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. Biosimilar versions of EYLEA have been recently approved and/or launched in the United States, EU, and other jurisdictions, with additional biosimilar versions of EYLEA and/or EYLEA HD in development, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. As an EYLEA biosimilar has been launched in the United States following the expiration of the U.S. regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product could be approved by the FDA) in May 2024, EYLEA no longer has U.S. market exclusivity. Similarly, as EYLEA biosimilars have also been recently launched in certain jurisdictions outside the United States, EYLEA no longer has market exclusivity in those jurisdictions. In addition, as EYLEA HD does not benefit from regulatory exclusivity in the United States, market exclusivity for EYLEA HD in the United States is based solely on our patent rights pertaining to this product (which are subject to the risks and uncertainties discussed above under "If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed."). Any future loss of market exclusivity for a product would likely negatively affect revenues from product sales of that product and thus our financial results and condition and could have a material negative impact on our business.
Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could adversely affect our ability to commercialize our marketed products and, if approved, our product candidates and to advance our clinical pipeline.
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned or if there is greater demand than currently expected for our marketed products. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators and/or contract manufacturers to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. The COVID-19 pandemic has exacerbated, and this or other public health outbreaks, epidemics, or pandemics may in the future further exacerbate, certain of these risks. For example, the impact of having to prioritize certain manufacturing-related resources for our COVID-19 monoclonal antibodies in recent years included, among other things, drawing down inventory safety stock levels for certain of our other products (including Dupixent and EYLEA). Depending on the demand for our products and other relevant factors, we may not be able to replenish our inventory safety stock to the levels we deem prudent or supply our products and product candidates in sufficient quantities to satisfy our commercial and development needs. We also currently rely entirely on other parties (such as contract manufacturers) and our collaborators for filling and finishing services, and expect to increase our reliance on other parties and/or our collaborators for bulk product manufacturing in the future. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We depend on the parties we have engaged for these purposes to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
We use our manufacturing facilities primarily to produce bulk product for commercial supply of our marketed products and clinical and preclinical candidates for ourselves and our collaborations. We also plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products and new product candidates if they are approved for marketing or otherwise authorized for use. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers that currently, or may in the future, perform services for us. In addition, if we or our collaborators carry excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during each of the years ended December 31, 2022 and 2021, we recorded a substantial charge to write down inventory related to REGEN-COV.

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
We and our collaborators, contract manufacturers, and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending the relevant application(s) relating to our products or product candidates to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. Recently, the FDA issued CRLs to multiple companies (including us, as further discussed in this report or previously disclosed) citing unresolved inspection findings at third-party manufacturers, which prevented the timely approval of such companies' marketing applications. Our inability, or the inability of our collaborators, contract manufacturers, and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance has in the past required us, and could in the future require us, to engage in lengthy and expensive remediation efforts, identify and onboard new service providers, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators, contract manufacturers, or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. We have recently received several CRLs from the FDA for regulatory submissions concerning our products or product candidates due to the FDA's findings from inspections at third-party manufacturers responsible for filling drug product, as discussed above under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition." Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
Other Regulatory and Litigation Risks
If the testing or use of our products harms people, or is perceived to harm them even when such harm is unrelated to our products, we could be subject to costly and damaging product liability claims.
The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who enroll in our clinical trials may not protect us from liability or the cost of litigation. From time to time, we are subject to claims by patients that they have been injured by a side effect associated (or alleged to be associated) with one of our products or product candidates. Any such product liability claim, regardless of merit, may be costly and time consuming to investigate and defend and may have a negative impact on our reputation or business, including the degree to which we or our collaborators are able to successfully commercialize the applicable product or, if regulatory approval is obtained, product candidate. See also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we or our collaborators are unable to continue to successfully commercialize our products, our business, prospects, operating results, and financial condition will be materially harmed" above. We may face product liability claims and be found responsible even if injury arises from the acts or omissions of third parties who provide fill/finish or other services. To the extent we maintain product liability insurance in relevant periods, such insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, in the future we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.
Our business activities have been, and may in the future be, challenged under U.S. federal or state and foreign healthcare laws, which may subject us to civil or criminal proceedings, investigations, or penalties.
The FDA regulates the marketing and promotion of our products, which must comply with the Food, Drug, and Cosmetic Act and applicable FDA implementing standards. The FDA's review of promotional activities includes healthcare provider-directed and direct-to-consumer ("DTC") advertising, certain communications regarding unapproved uses, industry-sponsored scientific and educational activities, and sales representatives' communications. The current U.S. administration, HHS, and FDA have recently announced an initiative intended to ensure transparency and accuracy in DTC prescription drug advertisements through a series of reforms that are expected to include FDA rulemaking, additional enforcement action, and expanded regulatory oversight of social media promotional activities. Failure to comply with applicable FDA requirements and restrictions in the area of promotional activities (including those that currently apply or may apply in the future to DTC advertising) may subject a company to adverse enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug. Any such failures could also cause significant reputational harm. The FDA may take enforcement action for promoting unapproved uses of a product or other violations of its advertising laws and regulations. The applicable regulations in countries outside the U.S. grant similar powers to the competent authorities and impose similar obligations on companies.
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

The U.S. federal or state governments could carry out other significant changes in legislation, regulation, or government policy, including with respect to government reimbursement changes or drug price control measures or the PPACA or other healthcare reform laws. As discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Product reimbursement and coverage policies and practices, pricing regulations and requirements, and our pricing strategy could change due to various factors beyond our control, which may adversely impact our business, prospects, operating results, and financial condition," the current U.S. administration is pursuing various measures to reduce the cost of drugs in the United States, and different or additional measures may be pursued in the future. While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown (including prolonged continuation of the current shutdown) may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business. The FDA's ability to timely review and process any submissions we have filed or may file in the future may also be affected by the recent efforts to reduce the size and budgets of U.S. government agencies, downsize the federal workforce, and implement other U.S. policy changes, as discussed above under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition."
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
If Sanofi terminates the Antibody Collaboration or fails to comply with its obligations thereunder, our business, prospects, operating results, and financial condition may be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our development efforts or cut back on such activities. If Sanofi does not perform its obligations with respect to the products and product candidates it is co-developing and/or co-commercializing with us, our ability to develop, manufacture, and commercialize these products and product candidates may be adversely affected. As described in Note 12 to our Condensed Consolidated Financial Statements included in this report, we have commenced the Antibody Collaboration Litigation against Sanofi and certain of its affiliated entities. It is not possible to determine what impact (if any) the Antibody Collaboration Litigation may have on the Antibody Collaboration and our business relationship with Sanofi, or whether we will be successful in the Antibody Collaboration Litigation. While we have some commercial presence outside the United States, our commercial capabilities outside the United States are still limited and would need to be further developed or outsourced for products commercialized under our Antibody Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to establish sufficient commercial capabilities outside the United States for products we intend to commercialize or co-commercialize outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration may create substantial new and additional risks to the successful development and commercialization of the products and product candidates subject to such collaborations, particularly outside the United States.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of September 30, 2025, we had an aggregate of $2.706 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of September 30, 2025, we had $2.506 billion in cash and cash equivalents and $16.223 billion in marketable securities (including $700.8 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
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
The trading price of our Common Stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our Common Stock in the market. As discussed in greater detail under "Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings" below, a large percentage of our Common Stock is owned by a small number of our principal shareholders. As a result, the public float of our Common Stock (i.e., the portion of our Common Stock held by public investors, as opposed to the Common Stock held by our directors, officers, and principal shareholders) may be lower than the public float of other large public companies with broader public ownership. Therefore, the trading price of our Common Stock may fluctuate significantly more than the stock market as a whole. These factors may exacerbate the volatility in the trading price of our Common Stock and may negatively impact your ability to liquidate your investment in Regeneron at the time you wish at a price you consider satisfactory. Broad market fluctuations may also adversely affect the market price of our Common Stock. Securities class action litigation is often initiated against companies following periods of volatility in their stock price. For example, in January 2025, a putative class action civil complaint was filed against the Company and certain current and former executive officers of the Company asserting violations of federal securities laws, as further described in Note 12 to our Condensed Consolidated Financial Statements included in this report. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation, which may harm our business, prospects, operating results, and financial condition.
Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2025, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 31.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2025. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will continue to repurchase shares of our Common Stock or continue to declare cash dividends.
In February 2025, our board of directors authorized our most recent share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $2.156 billion remained available as of September 30, 2025). In February 2025, our board of directors also initiated a quarterly cash dividend program. Any future share repurchases, share repurchase program authorizations, or dividend declarations will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. Our share repurchases and dividend payments may change from time to time, and we can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, in particular amounts, or at all, or that we will maintain or increase our quarterly cash dividend payments or declare future cash dividends. A reduction in our share repurchases or reduction in, or elimination of, our quarterly cash dividend payments could have an adverse effect on our stock price.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2025, holders of Class A Stock held 14.9% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2025:
•our current executive officers and directors beneficially owned 5.4% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of September 30, 2025, and 17.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of September 30, 2025; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 31.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2025. In addition, these five shareholders plus our Chief Executive Officer held approximately 40.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2025.

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
•a staggered board of directors (which, pursuant to an amendment to our certificate of incorporation approved by shareholders in June 2025, will be phased out beginning in 2026 and result in the annual election of all of our directors commencing with the 2028 annual meeting of shareholders);
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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended September 30, 2025. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (In millions)
7/1/2025–7/31/2025	509,949	$551.95	509,944	$2,532.1
8/1/2025–8/31/2025	280,477	$573.15	280,470	$2,371.4
9/1/2025–9/30/2025	382,586	$569.96	377,153	$2,156.4
Total(a)	1,173,012		1,167,567

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans

Item 5. Other Information
During the three months ended September 30, 2025, no director or executive officer adopted, modified, or terminated any trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
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
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the registrant's Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) the registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iii) the registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (iv) the registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (v) the notes to the registrant's Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	October 28, 2025	By:	/s/ Christopher Fenimore

Christopher Fenimore
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)