Form 10-Q
period 2026-03-31
REGENERON PHARMACEUTICALS, INC.
filed 2026-04-29
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of April 14, 2026:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,817,146
Common Stock, $.001 par value	103,021,886

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"Altibodies™," "ARCALYST®," "Evkeeza®," "EYLEA®," "EYLEA HD®," "Inmazeb®," "Libtayo®," "Lynozyfic®," "Ordspono™," "Otarmeni™," "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "RGC®," "STEM-Fueled™," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," "Veopoz®," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,962.6	$3,118.1
Marketable securities	5,791.1	5,487.1
Accounts receivable, net	5,731.0	5,741.1
Inventories	3,103.6	3,200.8
Prepaid expenses and other current assets	620.9	474.8
Total current assets	18,209.2	18,021.9

Marketable securities	9,786.0	10,260.6
Property, plant, and equipment, net	5,266.1	5,120.4
Intangible assets, net	1,286.9	1,257.4
Deferred tax assets	4,190.9	4,077.2
Other noncurrent assets	2,129.7	1,821.2
Total assets	$40,868.8	$40,558.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,027.1	$939.0
Accrued expenses and other current liabilities	2,724.4	2,876.4
Finance lease liabilities	720.0	—
Deferred revenue	636.2	553.0
Total current liabilities	5,107.7	4,368.4

Long-term debt	1,986.2	1,985.9
Finance lease liabilities	—	720.0
Deferred revenue	225.1	208.7
Other noncurrent liabilities	2,126.2	2,018.8
Total liabilities	9,445.2	9,301.8

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; shares issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2026 and 2025	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 137.9 in 2026 and 137.6 in 2025	0.1	0.1
Additional paid-in capital	14,401.3	13,995.0
Retained earnings	36,423.8	35,797.1
Accumulated other comprehensive income	11.9	77.5
Treasury Stock, at cost; 34.7 shares in 2026 and 33.7 shares in 2025	(19,413.5)	(18,612.8)
Total stockholders' equity	31,423.6	31,256.9
Total liabilities and stockholders' equity	$40,868.8	$40,558.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Statements of Operations
Revenues:
Net product sales	$1,534.5	$1,415.6
Collaboration revenue	1,899.7	1,531.2
Other revenue	171.2	81.9
	3,605.4	3,028.7

Expenses:
Research and development	1,543.5	1,327.4
Acquired in-process research and development	101.9	12.3
Selling, general, and administrative	647.7	633.0
Cost of goods sold	373.4	265.5
Cost of collaboration and contract manufacturing	296.0	198.8
	2,962.5	2,437.0

Income from operations	642.9	591.7

Other income (expense):
Other income (expense), net	201.2	322.0
Interest expense	(12.9)	(8.7)
	188.3	313.3

Income before income taxes	831.2	905.0

Income tax expense	104.0	96.3

Net income	$727.2	$808.7

Net income per share - basic	$6.99	$7.58
Net income per share - diluted	$6.75	$7.27

Weighted average shares outstanding - basic	104.0	106.7
Weighted average shares outstanding - diluted	107.7	111.2

Statements of Comprehensive Income
Net income	$727.2	$808.7
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities	(65.8)	38.1
Gain (loss) on foreign currency translation	0.2	(1.1)
Comprehensive income	$661.6	$845.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2025	1.8	$—	137.6	$0.1	$13,995.0	$35,797.1	$77.5	(33.7)	$(18,612.8)	$31,256.9
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.3	—	167.0	—	—	—	—	167.0
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(29.1)	—	—	—	—	(29.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	21.5	—	—	—	2.5	24.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.0)	(803.2)	(803.2)
Dividends declared	—	—	—	—	—	(100.5)	—	—	—	(100.5)
Stock-based compensation charges	—	—	—	—	246.9	—	—	—	—	246.9
Net income	—	—	—	—	—	727.2	—	—	—	727.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(65.6)	—	—	(65.6)
Balance, March 31, 2026	1.8	$—	137.9	$0.1	$14,401.3	$36,423.8	$11.9	(34.7)	$(19,413.5)	$31,423.6

Balance, December 31, 2024	1.8	$—	136.0	$0.1	$12,855.9	$31,672.9	$(7.9)	(28.2)	$(15,167.4)	$29,353.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	62.9	—	—	—	—	62.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(4.4)	—	—	—	—	(4.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	17.8	—	—	—	1.7	19.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.5)	(1,052.4)	(1,052.4)
Dividends declared	—	—	—	—	1.0	(97.2)	—	—	—	(96.2)
Stock-based compensation charges	—	—	—	—	258.9	—	—	—	—	258.9
Net income	—	—	—	—	—	808.7	—	—	—	808.7
Other comprehensive income, net of tax	—	—	—	—	—	—	37.0	—	—	37.0
Balance, March 31, 2025	1.8	$—	136.1	$0.1	$13,192.1	$32,384.4	$29.1	(29.7)	$(16,218.1)	$29,387.6

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$727.2	$808.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123.2	126.9
Stock-based compensation expense	257.4	255.7
Gains on marketable and other securities, net	(25.0)	(139.9)
Other, net	55.6	3.2
Deferred income taxes	(96.0)	(139.1)
Changes in assets and liabilities:
Decrease in accounts receivable	1.2	657.8
Decrease (increase) in inventories	26.6	(152.3)
Increase in prepaid expenses and other assets	(198.6)	(179.5)
Increase in deferred revenue	99.6	17.7
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	107.7	(214.1)
Total adjustments	351.7	236.4
Net cash provided by operating activities	1,078.9	1,045.1

Cash flows from investing activities:
Purchases of marketable and other securities	(2,755.9)	(2,539.3)
Sales or maturities of marketable and other securities	2,606.5	3,458.3
Capital expenditures	(230.6)	(229.3)
Payments for intangible assets	(48.9)	(42.2)
Net cash (used in) provided by investing activities	(428.9)	647.5

Cash flows from financing activities:
Proceeds from issuance of Common Stock	163.1	60.6
Payments in connection with Common Stock tendered for employee tax obligations	(73.2)	(4.3)
Repurchases of Common Stock	(794.3)	(1,041.4)
Dividends paid	(97.8)	(93.8)
Other	—	(10.3)
Net cash used in financing activities	(802.2)	(1,089.2)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.9)	0.6

Net (decrease) increase in cash, cash equivalents, and restricted cash	(153.1)	604.0

Cash, cash equivalents, and restricted cash at beginning of period	3,123.7	2,489.0

Cash, cash equivalents, and restricted cash at end of period	$2,970.6	$3,093.0

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Financial Statements
Basis of Presentation
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron," "Company," "we," "us," and "our") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2025 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
	January 1, 2027 for annual reporting periods and January 1, 2028 for interim reporting periods	Currently evaluating impact

2. Product Sales
Net product sales consist of the following:

		Three Months Ended March 31,
(In millions)		2026	2025
EYLEA HD®	U.S.	$468.4	$306.8
EYLEA®	U.S.	473.1	736.0
Total EYLEA HD and EYLEA	U.S.	941.5	1,042.8
Libtayo®	U.S.	286.1	192.5
Libtayo	Rest of world	152.1	92.6
Total Libtayo	Global	438.2	285.1
Praluent®	U.S.	66.6	56.8
Evkeeza®	U.S.	45.7	30.9
Lynozyfic®	Global	11.2	—
Other products	Global	31.3	—
		$1,534.5	$1,415.6
As of March 31, 2026 and December 31, 2025, the Company had $3.529 billion and $3.458 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that each accounted for more than 10% of total gross product revenue for the three months ended March 31, 2026 and 2025. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended March 31,
	2026	2025
Customer A	45%	51%
Customer B	30%	25%
3. Collaboration, License, and Other Agreements
a. Sanofi
The Company is party to a global, strategic collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
Sanofi is generally responsible for funding 80% to 100% of agreed-upon development expenses as incurred. The Company is obligated to reimburse Sanofi for 30% to 50% of development expenses that were funded by Sanofi (i.e., "development balance") based on the Company's share of collaboration profits. The Company is required to apply 20% of its share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. The Company's contingent reimbursement obligation to Sanofi in connection with the development balance was approximately $278 million as of March 31, 2026.
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

Amounts recognized in the Company's Statements of Operations in connection with its Sanofi collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2026	2025
Regeneron's share of profits	Collaboration revenue	$1,450.8	$1,018.2
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$154.3	$165.0
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(16.7)	$(15.5)
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$184.1	$159.2
The following table summarizes contract balances in connection with the Company's Sanofi collaboration:

	March 31,	December 31,
(In millions)	2026	2025
Accounts receivable, net	$1,713.2	$1,610.6
Deferred revenue	$545.4	$442.3
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
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended March 31,
(In millions)		2026	2025
Regeneron's share of profits	Collaboration revenue	$240.0	$317.3
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$47.3	$26.6
Reimbursement of R&D expenses, net of Regeneron's obligation for its share of Bayer R&D expenses	Reduction of R&D expense/(R&D expense)	$1.0	$(9.4)
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	March 31,	December 31,
(In millions)	2026	2025
Accounts receivable, net	$241.1	$287.6
Deferred revenue	$291.7	$295.7
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

Acquired In-Process Research and Development ("IPR&D") Expenses
Acquired IPR&D expenses for the three months ended March 31, 2026 primarily related to the premium on equity securities purchased, as well as development milestone and up-front payments, in connection with collaboration and licensing agreements.
4. Net Income Per Share
The calculations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Net income - basic and diluted	$727.2	$808.7

Weighted average shares - basic	104.0	106.7
Effect of dilutive securities:
Stock options	2.6	2.5
Restricted stock awards and restricted stock units	1.1	2.0
Weighted average shares - diluted	107.7	111.2

Net income per share - basic	$6.99	$7.58
Net income per share - diluted	$6.75	$7.27
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended March 31,
(Shares in millions)	2026	2025
Stock options	3.7	4.8
Restricted stock awards and restricted stock units	—	1.0

5. Marketable Securities
Marketable securities as of March 31, 2026 and December 31, 2025 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of March 31, 2026	Cost Basis	Gains	Losses	Value
Corporate bonds	$10,606.9	$35.3	$(22.6)	$10,619.6
U.S. government and government agency obligations	3,667.9	4.7	(5.0)	3,667.6
Commercial paper	689.3	—	(0.2)	689.1
Certificates of deposit	248.2	—	(0.2)	248.0
Asset-backed securities	219.2	0.6	(0.1)	219.7
Sovereign bonds	84.3	0.3	(0.2)	84.4
	$15,515.8	$40.9	$(28.3)	$15,528.4

As of December 31, 2025
Corporate bonds	$10,141.0	$80.9	$(2.4)	$10,219.5
U.S. government and government agency obligations	4,352.2	15.2	(0.1)	4,367.3
Commercial paper	540.8	0.3	—	541.1
Certificates of deposit	265.7	0.2	—	265.9
Asset-backed securities	241.4	1.4	—	242.8
Sovereign bonds	76.3	0.5	—	76.8
	$15,617.4	$98.5	$(2.5)	$15,713.4
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of March 31, 2026 mature at various dates through December 2032. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	March 31,	December 31,
(In millions)	2026	2025
Maturities within one year	$5,791.1	$5,487.1
Maturities after one year through five years	9,638.9	10,224.8
Maturities after five years	98.4	1.5
	$15,528.4	$15,713.4

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
•Level 3 - Significant other unobservable inputs

(In millions)	Fair	Fair Value Measurements at Reporting Date
As of March 31, 2026	Value	Level 1	Level 2
Cash equivalents	$1,865.3	$613.3	$1,252.0
Available-for-sale debt securities:
Corporate bonds	10,619.6	—	10,619.6
U.S. government and government agency obligations	3,667.6	—	3,667.6
Commercial paper	689.1	—	689.1
Certificates of deposit	248.0	—	248.0
Asset-backed securities	219.7	—	219.7
Sovereign bonds	84.4	—	84.4
Equity securities(a)	48.7	48.7	—
	$17,442.4	$662.0	$16,780.4

As of December 31, 2025
Cash equivalents	$2,121.6	$1,127.7	$993.9
Available-for-sale debt securities:
Corporate bonds	10,219.5	—	10,219.5
U.S. government and government agency obligations	4,367.3	—	4,367.3
Commercial paper	541.1	—	541.1
Certificates of deposit	265.9	—	265.9
Asset-backed securities	242.8	—	242.8
Sovereign bonds	76.8	—	76.8
Equity securities(a)	34.3	34.3	—
	$17,869.3	$1,162.0	$16,707.3

(a) Includes equity securities of $47.5 million and $33.3 million as of March 31, 2026 and December 31, 2025, respectively, which were subject to transfer restrictions that expired in April 2026
In addition to the investments summarized in the table above, the Company recorded the following investments within Other noncurrent assets:
•As of March 31, 2026 and December 31, 2025, $571.6 million and $334.0 million, respectively, of equity securities that do not have a readily determinable fair value. The change in carrying value of such investments was primarily the result of additional purchases.
•As of March 31, 2026 and December 31, 2025, equity securities held through ownership interest in an investment fund of $169.9 million and $147.5 million, respectively, which are measured at fair value based on Level 3 inputs. The change in carrying value was primarily the result of additional purchases by the fund.

During the three months ended March 31, 2026 and 2025, the Company recognized $24.0 million and $139.7 million of net unrealized gains, respectively, in Other income (expense), net, related to investments in equity securities that were still held as of the period end date.

Other Fair Value Disclosures
The fair value of the Company's long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.564 billion and $1.576 billion as of March 31, 2026 and December 31, 2025, respectively. The carrying value was $1.986 billion as of March 31, 2026 and December 31, 2025.
7. Inventories
Inventories consist of the following:

	March 31,	December 31,
(In millions)	2026	2025
Raw materials	$630.7	$641.5
Work-in-process	1,524.5	1,641.6
Finished goods	160.5	190.2
Deferred costs	787.9	727.5
	$3,103.6	$3,200.8
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company's effective tax rate was 12.5% and 10.6% for the three months ended March 31, 2026 and 2025, respectively. The Company's effective tax rate for the three months ended March 31, 2026 and 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, federal tax credits for research activities, partly offset by changes in unrecognized tax benefits.
9. Stockholders' Equity
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

	Three Months Ended March 31,
(In millions)	2026	2025
Number of shares	1.0	1.5
Total cost of shares	$803.2	$1,052.4
As of March 31, 2026, $688.2 million remained available for share repurchases under the Company's share repurchase programs.
In April 2026, the Company's board of directors authorized a share repurchase program to repurchase up to an additional $3.0 billion of the Company's Common Stock. The share repurchase program was approved under terms substantially similar to the repurchase programs described above.
b. Dividends
In January 2026, the Company's board of directors declared a quarterly cash dividend of $0.94 per share on its Common Stock and Class A Stock, which was paid to the Company's shareholders in March 2026.
Additionally, in April 2026, the Company's board of directors declared a cash dividend of $0.94 per share on its Common Stock and Class A Stock. The dividend will be payable to the Company's shareholders in June 2026.

10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2026	2025
Cash and cash equivalents	$2,962.6	$3,090.2
Restricted cash included in Other current assets	8.0	2.8
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,970.6	$3,093.0
Restricted cash consists of amounts held pursuant to contractual arrangements and for dividends payable on certain equity awards.
Supplemental disclosure of non-cash investing and financing activities

	March 31,	December 31,	March 31,	December 31,
(In millions)	2026	2025	2025	2024
Accrued capital expenditures	$162.5	$178.8	$105.9	$151.6
Accrued contingent consideration in connection with acquisitions	$60.7	$58.9	$43.1	$62.7
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
In addition to the significant expense categories included within consolidated net income presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended March 31,
(In millions)	2026	2025
Direct research and development expenses(a)	$498.6	$388.4

Indirect research and development expenses:
Payroll and benefits	484.2	451.6
Lab supplies and other research and development costs	59.3	60.0
Occupancy and other operating costs	170.9	154.4
Total indirect research and development expenses	714.4	666.0

Clinical manufacturing costs	364.1	310.3

Reimbursement of research and development expenses by collaborators	(33.6)	(37.3)

Total research and development expenses	$1,543.5	$1,327.4

(a) Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse

12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company is unable to prevail in one or more of such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially adversely impacted. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The Company recognizes gain contingencies associated with such proceedings when the award or recovery is realized or realizable and loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of March 31, 2026 and December 31, 2025, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time.
a. Proceedings Relating to EYLEA (aflibercept) Injection
(1) United States
As described in greater detail below, the Company has filed patent infringement lawsuits against various parties in the United States alleging infringement of certain Company patents pertaining to EYLEA, and certain of these patents have also been subject to post-grant proceedings before the United States Patent and Trademark Office ("USPTO").
On February 11, 2026, the Company entered into a settlement agreement resulting in the dismissal of the previously disclosed patent infringement lawsuit before the United States District Court for the Northern District of West Virginia against Samsung Bioepis Co., Ltd. ("Samsung Bioepis"). The lawsuit alleged infringement of certain Company patents, including the Company's U.S. Patent No. 11,084,865. Pursuant to the settlement agreement, Samsung Bioepis is precluded from launching its aflibercept 2 mg biosimilar until January 2027.

On January 10, 2024, the Company filed a patent infringement lawsuit (as amended on January 7, 2026) against Amgen Inc. ("Amgen") in the United States District Court for the Central District of California (subsequently transferred to the United States District Court for the Northern District of West Virginia) alleging that Amgen's filing for U.S. Food and Drug Administration ("FDA") approval of an aflibercept 2 mg biosimilar infringed certain Company patents (as amended, the "2024 lawsuit"). On September 23, 2024, the court denied the Company's motion for a preliminary injunction, which decision was affirmed by the Federal Circuit on March 14, 2025. On June 17, 2025, the Company filed an additional patent infringement lawsuit against Amgen in the United States District Court for the Central District of California alleging that Amgen's continued commercialization of its aflibercept 2 mg biosimilar infringes the Company's U.S. Patent No. 12,331,099 (the "2025 lawsuit"). On September 12, 2025, Amgen filed its answer and counterclaims in the 2025 lawsuit alleging, among other things, that the Company obtained numerous patents fraudulently, rendering them unenforceable, and that obtaining and enforcing certain Company patents violated Section 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). On November 12, 2025, the Company filed a motion to dismiss certain of Amgen's affirmative defenses and counterclaims in the 2025 lawsuit, and an oral hearing on the motion was held on April 7, 2026. On March 9, 2026, Amgen filed its answer and counterclaims in the 2024 lawsuit; and, on April 20, 2026, the Company filed a motion to dismiss certain of Amgen's affirmative defenses and counterclaims in the 2024 lawsuit.
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
(i) Multijurisdictional Settlement – Formycon. On February 23, 2026, the Company and Bayer entered into a settlement agreement with Formycon AG ("Formycon") in respect of Europe and certain markets in Latin America and the Asia-Pacific region. Pursuant to the settlement agreement, all pending judicial and administrative proceedings related to Formycon's aflibercept 2 mg biosimilar product have been dismissed, and Formycon is permitted to launch its product in the United Kingdom and, starting in May 2026, the rest of Europe and the other jurisdictions covered by the settlement.
(ii) Europe
(I) EPO Post-Grant Proceedings
Various parties, including Amgen and other, anonymous parties, are seeking revocation of the Company's European Patent Nos. 2,944,306 (the "'306 Patent"), 3,716,992 (the "'992 Patent"), and 3,384,049 (the "'049 Patent") before the Opposition Division ("OD") of the EPO. On November 26, 2024, following an oral hearing, the OD announced its decision to revoke the '306 Patent. An oral hearing concerning the Company's appeal of this decision has been scheduled for October 2026. On October 22, 2025, following an oral hearing, the OD upheld the validity of the '992 Patent's claims in amended form, which decision has been appealed by Amgen. On April 21, 2026, following an oral hearing, the OD invalidated the '049 Patent.
(II) Country-Specific Proceedings
The Company is also party to proceedings against various parties, including Sandoz Inc. ("Sandoz"), Sam Chun Dang Pharm. Co., Ltd ("Sam Chun Dang"), and/or their affiliated entities, before several European national courts. In Germany, in a January 2026 preliminary injunction proceeding, the Munich Regional Court issued a decision that found that Sandoz's aflibercept 2 mg biosimilar product infringes the Company's European Patent No. 2,364,691 (the "'691 Patent") and granted the Company's motion for a preliminary injunction, enjoining Sandoz from selling its aflibercept 2 mg biosimilar in Germany until the expiration of the '691 Patent. Following an appeal by Sandoz, in February 2026 the Munich Higher Regional Court suspended enforcement of, and the Company subsequently withdrew its request for, the preliminary injunction. On March 31, 2026, the Company initiated a patent infringement lawsuit in the Munich Regional Court against Sandoz alleging its aflibercept 2 mg biosimilar infringes the '691 Patent. In addition, on April 1, 2026, the Company initiated a patent infringement lawsuit in the Munich Regional Court against Sam Chun Dang alleging its aflibercept 2 mg biosimilar infringes the '691 Patent.
(iii) South Korea
The Company and Bayer Consumer Care AG have filed patent infringement lawsuits in the Seoul Central District Court against Sam Chun Dang and OPTUS Pharmaceutical Co., Ltd. These lawsuits seek damages and/or injunctive relief and allege that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar by the defendants would infringe one or more claims of the Company's Korean Patent Nos. 1406811, 659477, and 2519234.
(iv) Japan
On October 10, 2025, the Company filed a patent infringement lawsuit in the Osaka District Court against Fuji Pharma Co., Ltd. alleging that the making, constructing, using, or selling of an aflibercept 2 mg biosimilar by the defendant would infringe one or more claims of the Company's Japanese Patent No. 7,733,706. On January 28, 2026, the parties entered into a settlement agreement, pursuant to which this lawsuit has been dismissed.
b. Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On July 17, 2020, the Company filed an antitrust lawsuit (as amended on January 25, 2021) against Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") and Vetter Pharma International GmbH in the United States District Court for the Southern District of New York (the "SDNY") seeking a judgment that the defendants' conduct relating to Novartis's attempt to assert its U.S. Patent No. 9,220,631 against Regeneron in 2020 violated Sections 1 and 2 of the Sherman Antitrust Act, and constituted tortious interference with contract. The Company is also seeking injunctive relief and treble damages. On September 21, 2021, this lawsuit was transferred to the Northern District of New York. On June 10, 2022, the Company filed an appeal of the District Court's decision to dismiss the amended complaint with the U.S. Court of Appeals for the Second Circuit (the "Second Circuit"). On March 18, 2024, the Second Circuit reversed the District Court's decision to dismiss the amended complaint and remanded the lawsuit to the District Court for further proceedings consistent with the Second Circuit's opinion. On November 19, 2024, the Company moved to transfer the lawsuit back to the SDNY, which motion was granted on December 5, 2024.
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
e. Proceedings Initiated by Other Payors
The Company is party to several lawsuits relating to the conduct alleged in the June 2020 Civil Complaint discussed under "d. Department of Justice Matters" above. These lawsuits were filed by UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") and Humana Inc. ("Humana") in the SDNY on December 17, 2020 and July 22, 2021, respectively; and by Blue Cross and Blue Shield of Massachusetts, Inc. and Blue Cross and Blue Shield of Massachusetts HMO Blue, Inc. (collectively, "BCBS"), Medical Mutual of Ohio ("MMO"), Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey ("Horizon"), and Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund ("Local 464A") in the U.S. District Court for the District of Massachusetts on December 20, 2021, February 23, 2022, April 4, 2022, and June 17, 2022, respectively. These lawsuits allege causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and seek monetary damages and equitable relief. The MMO and Local 464A lawsuits are putative class action lawsuits. On December 29, 2021, the lawsuits filed by UHC and Humana were stayed by the SDNY pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts concerning the allegations in the June 2020 Civil Complaint. On September 27, 2022, the lawsuits filed by BCBS, MMO, and Horizon were stayed by the U.S. District Court for the District of Massachusetts pending resolution of the proceedings before the same court concerning the allegations in the June 2020 Civil Complaint; and, in light of these stays, the parties to the Local 464A action have also agreed to stay that matter.
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

f. Shareholder Derivative Complaint – Department of Justice June 2020 Civil Complaint Matters
On June 29, 2021, an alleged shareholder filed a shareholder derivative complaint in the Supreme Court of the State of New York (the "NY Supreme Court"), naming the then-current and certain former members of the Company's board of directors and certain then-current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties in relation to the allegations in the June 2020 Civil Complaint discussed under "d. Department of Justice Matters" above. The complaint seeks an award of damages allegedly sustained by the Company; an order requiring Regeneron to take all necessary actions to reform and improve its corporate governance and internal procedures; disgorgement from the individual defendants of all profits and benefits obtained by them resulting from their sales of Regeneron stock; and costs and disbursements of the action, including attorneys' fees. On July 28, 2021, the defendants filed a notice of removal, removing the case from the NY Supreme Court to the SDNY. On September 23, 2021, the plaintiff moved to remand the case to the NY Supreme Court. Also on September 23, 2021, the individual defendants moved to dismiss the complaint in its entirety. On December 19, 2022, the SDNY denied the plaintiff's motion to remand the case and granted a motion to stay the case pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts concerning the allegations in the June 2020 Civil Complaint. As a result of the stay, the court also terminated the Company's motion to dismiss the complaint without prejudice. The Company can therefore renew the motion to dismiss upon conclusion of the stay.
g. Shareholder Derivative Complaints – Department of Justice March 2024 Civil Complaint Matters
In 2025, various purported shareholders of the Company filed several shareholder derivative complaints in the SDNY or the NY Supreme Court against members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaints allege that the individual defendants, among other things, breached their fiduciary duties to the Company by failing to properly manage and oversee the Company in connection with the conduct alleged in the March 2024 Civil Complaint discussed under "d. Department of Justice Matters" above, and one lawsuit also alleges a breach of fiduciary duty relating to the conduct alleged in the second amended putative class action civil complaint discussed under "i. Class Action Civil Complaint" below. The complaints also allege that the individual defendants breached the federal securities laws, wasted corporate assets, and unjustly enriched themselves at the expense of the Company. The complaints seek, among other things, an award of damages allegedly sustained by the Company as a result of the alleged misconduct of the individual defendants; an order requiring the individual defendants to take all necessary actions to reform and improve the Company's corporate governance and internal procedures; and costs and disbursements of the applicable action, including attorneys' fees. The cases filed in the SDNY were consolidated and stayed pending resolution of the motion to dismiss filed in the putative class action discussed under "i. Class Action Civil Complaint" below. The shareholder derivative complaints filed in the NY Supreme Court were removed to the SDNY, and the purported shareholders filed motions to remand. On March 16, 2026, the SDNY denied the motions to remand and consolidated the cases with the other shareholder derivative lawsuits pending in the SDNY (which, as noted above, are subject to a stay).
h. Shareholder Derivative Complaint – Director Compensation
On July 22, 2025, an alleged shareholder filed a shareholder derivative complaint in the NY Supreme Court, naming the current non-employee members of our board of directors, and the co-Chairs of our board of directors (who also serve as our President and Chief Executive Officer and our President and Chief Scientific Officer, respectively) as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and/or were unjustly enriched when they approved and/or received allegedly excessive non-employee director compensation in 2024 and 2025, and that this allegedly excessive compensation was a waste of corporate assets. The complaint seeks damages in favor of Regeneron for the alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets; improvements to Regeneron's corporate governance and internal procedures; equitable relief, including restitution from the individual defendants; and award of the costs of the action, including attorneys' fees. An oral hearing on the Company's motion to dismiss the complaint was held on April 17, 2026.

i. Class Action Civil Complaint
On January 7, 2025 (as amended on September 8, 2025 and October 30, 2025), a purported shareholder filed a putative class action civil complaint, on behalf of himself and all others similarly situated, in the SDNY against the Company and certain current and former executive officers of the Company. The second amended complaint asserts violations of federal securities laws in connection with statements or disclosures purportedly related to the conduct alleged in the March 2024 Civil Complaint discussed under "d. Department of Justice Matters" above as well as allegations relating to the launch of EYLEA HD. On July 10, 2025, the court appointed a lead plaintiff and lead counsel for the action. On November 17, 2025, the Company filed a motion to dismiss the second amended complaint.
j. Sanofi Litigation
On November 18, 2024, the Company filed a lawsuit (as amended on December 20, 2024) in the SDNY against Sanofi and certain of its affiliated entities (collectively, "Sanofi"). The lawsuit alleges that the defendants breached certain provisions of the parties' Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009 (as amended, the "Collaboration Agreement"), concerning Sanofi's obligation to provide Regeneron with full access to material information relating to the commercialization of Dupixent or other products commercialized pursuant to the Collaboration Agreement and Regeneron's audit rights under the Collaboration Agreement. The lawsuit seeks a declaratory judgment, injunctive relief, damages, and other relief. On March 17, 2026, the court denied Sanofi's motion to dismiss the complaint.
k. Dupixent Product Liability Litigation
Since 2025, a number of product liability lawsuits have been filed in various U.S. district and state courts against the Company and certain of Sanofi's affiliated entities claiming that Dupixent either caused or exacerbated the patients' T-cell lymphoma, and asserting causes of action under various state laws. On February 13, 2026, several of the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to consolidate these lawsuits for coordinated pretrial proceedings.

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
•changes to drug pricing regulations and requirements and our drug pricing strategy, including in connection with our April 2026 agreements with the U.S. government discussed in this report;
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
Selected financial information is summarized as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Revenues	$3,605.4	$3,028.7
Net income	$727.2	$808.7
Net income per share - diluted	$6.75	$7.27
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

Product	Disease	Territory
		U.S.	EU	Japan
EYLEA HD® (aflibercept) Injection 8 mg(a)	Wet age-related macular degeneration ("wAMD")	✓	✓	✓
	Diabetic macular edema ("DME")	✓	✓	✓
	Diabetic retinopathy ("DR")	✓
	Macular edema following retinal vein occlusion ("RVO")	✓	✓
EYLEA® (aflibercept) Injection(a)	wAMD	✓	✓	✓
	DME	✓	✓	✓
	DR	✓
	RVO	✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Dupixent® (dupilumab) Injection(b)	Atopic dermatitis (in patients aged 6 months and older)	✓	✓	✓
	Asthma (in patients aged 6 years and older)	✓	✓	✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP") (in adults)	✓	✓	✓
	CRSwNP (in adolescents)	✓
	Chronic obstructive pulmonary disease ("COPD")	✓	✓	✓
	Eosinophilic esophagitis ("EoE") (in patients aged 1 year and older)	✓	✓
	Prurigo nodularis	✓	✓	✓
	Chronic spontaneous urticaria ("CSU") (in adults and adolescents)	✓	✓	✓
	CSU (in pediatrics 2–11 years of age)	✓	✓
	Bullous pemphigoid	✓		✓
	Allergic fungal rhinosinusitis ("AFRS") (in patients aged 6 years and older)	✓
Libtayo® (cemiplimab) Injection	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC"), monotherapy and in combination with chemotherapy	✓	✓	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓
	Adjuvant CSCC	✓	✓
	Metastatic or recurrent second-line cervical cancer		✓	✓
Praluent® (alirocumab) Injection(c)	Cardiovascular risk reduction in patients at increased risk of cardiovascular events	✓	✓
	Hypercholesterolemia	✓	✓
	Heterozygous familial hypercholesterolemia ("HeFH") (in patients aged 8 years and older)	✓	✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
Kevzara® (sarilumab) Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓	✓
	Polyarticular juvenile idiopathic arthritis ("pJIA")	✓	✓
Evkeeza® (evinacumab) Injection(d)	HoFH (in adults, adolescents, and pediatrics)	✓	✓	✓
Ordspono™ (odronextamab)	Follicular lymphoma ("FL")		✓
	Diffuse large B-cell lymphoma ("DLBCL")		✓
Lynozyfic® (linvoseltamab)	Relapsed/refractory multiple myeloma	✓	✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab) Injection	Infection caused by Zaire ebolavirus	✓
Veopoz® (pozelimab) Injection	CD55-deficient protein-losing enteropathy ("CHAPLE") (in patients aged 1 year and older)	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Otarmeni™ (lunsotogene parvec)	Hearing loss associated with variants in the OTOF gene (in adults, adolescents, and pediatrics)	✓
ARCALYST® (rilonacept) Injection(e)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults, adolescents, and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(f)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓

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

	Three Months Ended March 31,
	2026			2025			% Change
(In millions)	U.S.	ROW(f)	Total	U.S.	ROW	Total	(Total Sales)
Dupixent(a)	$3,558.4	$1,321.7	$4,880.1	$2,629.4	$1,036.2	$3,665.6	33%
EYLEA HD(b)	$468.4	$332.5	$800.9	$306.8	$146.4	$453.2	77%
EYLEA(b)	$473.1	$396.2	$869.3	$736.0	$711.4	$1,447.4	(40%)
Total EYLEA HD and EYLEA	$941.5	$728.7	$1,670.2	$1,042.8	$857.8	$1,900.6	(12%)
Libtayo(c)	$286.1	$152.1	$438.2	$192.5	$92.6	$285.1	54%
Praluent(d)	$66.6	$179.1	$245.7	$56.8	$136.5	$193.3	27%
Kevzara(a)	$100.5	$44.3	$144.8	$72.8	$43.6	$116.4	24%
Lynozyfic	$10.7	$0.5	$11.2	$—	$—	$—	*
Other products(e)	$77.1	$29.3	$106.4	$31.1	$23.5	$54.6	95%

* Percentage not meaningful
(a) Sanofi records global net product sales of Dupixent and Kevzara, and we record our share of profits in connection with global sales of such products within Collaboration revenue. Refer to "Results of Operations - Revenues - Sanofi Collaboration Revenue" below for such amounts.

(b) We record net product sales of EYLEA HD and EYLEA in the United States, and Bayer records net product sales outside the United States. We record our share of profits in connection with sales outside the United States within Collaboration revenue; refer to "Results of Operations - Revenues - Bayer Collaboration Revenue" below for such amounts.

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

(f) Rest of world ("ROW")
Programs in Clinical Development
Product candidates in Phase 2 and Phase 3 clinical development, which are being developed by us and/or our collaborators, are summarized in the table below. A program is classified in Phase 2 or 3 clinical development after enrollment for the corresponding study or studies has commenced.
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

Clinical Program	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA HD (aflibercept) 8 mg(a)			–Pre-filled syringe (U.S.) –RVO (Japan)	–Approved by European Commission ("EC") for RVO –Approved by U.S. Food and Drug Administration ("FDA") for extension of dosing intervals up to 20 weeks in wAMD and DME	–FDA decisions for pre-filled syringe
Cemdisiran(k) (siRNA therapeutic targeting C5) ± pozelimab(f) (antibody to C5)		–Geographic atrophy			–Report initial results from lead-in cohort of Phase 3 study in geographic atrophy (combination and cemdisiran monotherapy) (fourth quarter 2026)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit		–Asthma in pediatrics (2–5 years of age) –Chronic pruritus of unknown origin ("CPUO") –Lichen simplex chronicus	–CSU in pediatrics (2–11 years of age) (Japan) –Bullous pemphigoid (EU)	–Approved by FDA for AFRS –Approved by FDA and EC for CSU in pediatrics –Approved by Japan's Ministry of Health, Labour and Welfare ("MHLW") for bullous pemphigoid	–EC decision on regulatory submission for bullous pemphigoid (second half 2026) –Report results from Phase 3 study in lichen simplex chronicus (second half 2026)
Kevzara (sarilumab)(b) Antibody to IL-6R	–Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)
Itepekimab(b) (REGN3500) Antibody to IL-33	–Chronic rhinosinusitis without nasal polyposis ("CRSsNP")	–COPD(e) –CRSwNP
REGN5713-5715 Multi-antibody therapy to Bet v 1		–Birch allergy		–Initiated second Phase 3 trial in birch allergy
REGN1908-1909(f) Multi-antibody therapy to Fel d 1		–Cat allergy			–Initiate second Phase 3 study in cat allergy (second half 2026)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones

Solid Tumor Oncology

Libtayo (cemiplimab)(f)(g) Antibody to PD-1	–Neoadjuvant CSCC –First-line NSCLC, BNT116(i) combination –Neoadjuvant NSCLC –Neoadjuvant hepatocellular carcinoma ("HCC")	–Early-stage CSCC (intralesional)	–Adjuvant and advanced CSCC (Japan)
Fianlimab(f) (REGN3767) Antibody to LAG-3	–Perioperative NSCLC –Perioperative melanoma –First-line metastatic head and neck squamous cell carcinoma	–First-line metastatic melanoma(e) –Adjuvant melanoma
–Phase 2 data in first-line advanced NSCLC did not support advancement to Phase 3

–Phase 3 adjuvant melanoma study passed first interim analysis conducted by Independent Data Monitoring Committee; study will continue as planned

–Report results from Phase 3 study in combination with Libtayo versus pembrolizumab in first-line metastatic melanoma (second quarter 2026)

–Report results from Phase 3 study in combination with Libtayo versus pembrolizumab in adjuvant melanoma (second half 2026)

Vidutolimod Immune activator targeting TLR9
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–Serous ovarian cancer –Advanced NSCLC(l)
REGN5668(p) Bispecific antibody targeting MUC16 and CD28	–Ovarian cancer
Nezastomig (REGN5678) Bispecific antibody targeting PSMA and CD28	–Prostate cancer
Marlotamig (REGN7075) Bispecific antibody targeting EGFR and CD28	–Solid tumors
Davutamig (REGN5093) Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones

Hematology-Oncology

Ordspono (odronextamab) Bispecific antibody targeting CD20 and CD3	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–Lymphoma(c)(e) (multiple lines and settings)
Lynozyfic (linvoseltamab)(f) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma precursor and related conditions	–Multiple myeloma(c)(e) (multiple lines and settings)			–Initiate additional Phase 3 studies in multiple myeloma and precursor conditions (2026)

Cardiometabolic/Internal Medicine

REGN7508 Antibody to Factor XI (catalytic domain)	–Thrombosis	–Venous thromboembolism ("VTE") after total knee replacement surgery –Cancer-associated VTE –Stroke prevention in atrial fibrillation ("SPAF")			–Initiate additional Phase 3 studies in anticoagulation (mid-2026)
REGN9933 Antibody to Factor XI (A2 domain)	–Thrombosis	–SPAF			–Initiate additional Phase 3 studies in anticoagulation (mid- 2026)
Mibavademab(f)(o) (REGN4461) Agonist antibody to leptin receptor ("LEPR")	–Functional hypothalamic amenorrhea
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	–Obesity(n)				–Report additional data from Phase 2 study in obesity (2026)
Olatorepatide(q) (HS-20094) GLP-1/GIP receptor agonist	–Obesity
REGN7544 Antagonist antibody to NPR1	–Postural orthostatic tachycardia syndrome ("POTS") –Sepsis-induced hypotension
Rapirosiran (ALN-HSD)(k) RNAi therapeutic targeting HSD17B13	–Metabolic dysfunction-associated steatohepatitis ("MASH")

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones
ALN-ANG3(k)(r) RNAi therapeutic targeting ANGPTL3	–Diabetic kidney disease

Neurology/Rare Diseases

Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)	–FOP (U.S. and EU)		–FDA decision on Biologics License Application ("BLA") (August 2026) and EC decision on Marketing Authorization Application ("MAA") (second half 2026) for FOP
Cemdisiran(k) siRNA therapeutic targeting C5		–Myasthenia gravis(c)	–Myasthenia gravis (U.S.)	–Submitted New Drug Application ("NDA") utilizing FDA Rare Pediatric Disease Priority Review Voucher	–FDA decision on NDA for myasthenia gravis (fourth quarter 2026)
Cemdisiran(k) (siRNA therapeutic targeting C5) + pozelimab(f) (antibody to C5)		–Paroxysmal nocturnal hemoglobinuria ("PNH")(c)			–Report results from Phase 3 study in PNH (fourth quarter 2026)
Mibavademab(f) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(c)(d)(e) –Monogenic obesity
Nexiguran ziclumeran (nex-z)(j) TTR gene knockout using CRISPR/Cas9		–Transthyretin amyloidosis with cardiomyopathy ("ATTR-CM")(c)(m) –Hereditary transthyretin amyloidosis with polyneuropathy ("ATTRv-PN")(c)(m)		–FDA removed clinical hold on Phase 3 trials in ATTR-CM and ATTRv-PN
Otarmeni (lunsotogene parvec, formerly known as DB-OTO) AAV-based gene therapy	–Hearing loss due to variants of otoferlin ("OTOF") gene(c)(e)(m) (Phase 1/2) (pivotal study)			–Approved by FDA for hearing loss associated with variants in OTOF gene
REGN7999 Antibody to TMPRSS6	–Iron overload in beta-thalassemia
REGN7257 Antibody to IL2Rg

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
(k) In-licensed from Alnylam
(l) Also studied in combination with marlotamig
(m) FDA granted Regenerative Medicine Advanced Therapy ("RMAT") designation for one or more indications
(n) Studied in combination with semaglutide with and without garetosmab
(o) A Phase 2 study, sponsored by Eli Lilly, is also ongoing and testing the combination of tirzepatide and mibavademab compared with tirzepatide alone in patients with obesity
(p) Studied in combination with ubamatamab or fianlimab
(q) In-licensed from Hansoh
(r) Studied as monotherapy and in combination with Evkeeza (evinacumab)

Additional Information - Clinical Development Programs
EYLEA HD
The Company resubmitted its application seeking FDA approval for filling of the EYLEA HD pre-filled syringe ("PFS") at Catalent Indiana, where the FDA has recently conducted a site re-inspection. In addition, the FDA did not act by the April 2026 PDUFA date on the Company's regulatory application for a second contract manufacturer for the PFS; therefore, this application remains pending. The Company and both third-party filling manufacturers are working closely with the FDA to resolve all outstanding issues, and the Company anticipates a regulatory decision on one or both applications during the second quarter of 2026.
Recent Developments – U.S. Government Agreements
In April 2026, we announced agreements with the U.S. government (the "U.S. Government Agreements") pursuant to which we have agreed, among other matters, to provide certain of our products that we wholly own in the United States to the Medicaid program at or below prices benchmarked against a defined group of other developed countries ("Most-Favored-Nation Pricing"). We have also agreed to price certain future medicines in the United States at or below Most-Favored-Nation Pricing; to participate in a direct purchasing platform, TrumpRx.gov, that will allow eligible patients to purchase Praluent directly; and to provide our recently FDA-approved gene therapy Otarmeni™ for free in the United States. The U.S. Government Agreements further provide that Regeneron's products will not face tariffs as a result of the U.S. Department of Commerce's recent investigation under Section 232 of the Trade Expansion Act of 1962, as amended, through January 2029 so long as the Company continues its commitments to invest in manufacturing and research and development infrastructure in the United States.
Collaboration, License, and Other Agreements
Sanofi
We are collaborating with Sanofi on the global development and commercialization of Dupixent, Kevzara, and itepekimab. Under the terms of the collaboration, Sanofi is generally responsible for funding 80% to 100% of agreed-upon development expenses as incurred. We are obligated to reimburse Sanofi for 30% to 50% of development expenses that were funded by Sanofi (i.e., "development balance") based on our share of collaboration profits; however, we are only required to apply 20% of our share of profits from the collaboration each calendar quarter to reimburse Sanofi for these development expenses. As of March 31, 2026, the total amount of our contingent reimbursement obligation to Sanofi in connection with such development expenses was approximately $278 million.
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
Intellia
We and Intellia Therapeutics, Inc. are parties to a license and collaboration agreement to advance CRISPR/Cas9 gene-editing technology for in vivo therapeutic development, including therapies focused on neurological and muscular diseases. We had the right to select targets under the license and collaboration agreement until April 2026.
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
Hansoh
We have licensed from Hansoh Pharmaceuticals Group Company Limited the development and commercial rights for olatorepatide (a dual GLP-1/GIP receptor agonist) outside of mainland China, Hong Kong, and Macau. Under the terms of the agreement, we made an $80.0 million up-front payment in July 2025. In addition, we are obligated to make additional payments upon achievement of development, regulatory, and sales milestones, as well as a low double-digit royalty on sales.
Tessera
In January 2026, our collaboration agreement with Tessera Therapeutics, Inc. to develop and commercialize TSRA-196 (Tessera's investigational program for the treatment of alpha-1 antitrypsin deficiency ("AATD")) became effective. Tessera will lead the initial first-in-human trial, while we will lead subsequent global development and commercialization. The parties will share worldwide development expenses and, if commercialized, any future profits or losses equally. Under the terms of the agreement, the Company made aggregate payments of $150.0 million in the first quarter of 2026, consisting of an up-front payment and the purchase of Tessera preferred stock. In addition, we are obligated to make additional payments upon achievement of certain development milestones.
General
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the success in commercializing our products, including EYLEA HD and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, and our research and development activities and related costs are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. There is uncertainty surrounding whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.

Results of Operations
Net Income

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Revenues	$3,605.4	$3,028.7
Operating expenses	2,962.5	2,437.0
Income from operations	642.9	591.7
Other income (expense)	188.3	313.3
Income before income taxes	831.2	905.0
Income tax expense	104.0	96.3
Net income	$727.2	$808.7

Net income per share - diluted	$6.75	$7.27
Revenues

	Three Months Ended March 31,
(In millions)	2026	2025	$ Change
Net product sales:
EYLEA HD - U.S.	$468.4	$306.8	$161.6
EYLEA - U.S.	473.1	736.0	(262.9)
Total EYLEA HD and EYLEA - U.S.	941.5	1,042.8	(101.3)
Libtayo - U.S.	286.1	192.5	93.6
Libtayo - ROW	152.1	92.6	59.5
Total Libtayo - Global	438.2	285.1	153.1
Praluent - U.S.	66.6	56.8	9.8
Evkeeza - U.S.	45.7	30.9	14.8
Lynozyfic - Global	11.2	—	11.2
Other products - Global	31.3	—	31.3
Total net product sales	$1,534.5	$1,415.6	$118.9

Collaboration revenue:
Sanofi	$1,605.1	$1,183.2	$421.9
Bayer	287.3	343.9	(56.6)
Other	7.3	4.1	3.2
Other revenue	171.2	81.9	89.3
Total revenues	$3,605.4	$3,028.7	$576.7
Net Product Sales
Net product sales of EYLEA HD increased for the three months ended March 31, 2026, compared to the same period in 2025, due to higher sales volumes, partly offset by a lower net selling price. In addition, EYLEA HD net product sales were negatively impacted by lower wholesaler inventory levels at the end of the first quarter of 2026 compared to the end of the fourth quarter of 2025.
Net product sales of EYLEA decreased for the three months ended March 31, 2026, compared to the same period in 2025, due to (i) lower sales volumes as a result of continued competitive pressures (as described below) and the continued transition of patients to EYLEA HD, and (ii) a lower net selling price.

EYLEA net product sales have been, and are likely to continue to be, negatively impacted by increased competition from other anti-VEGF products, including biosimilars, as well as the transition of patients from EYLEA to EYLEA HD. The magnitude and duration of such impact is presently unknown. For more information, see Part II, Item 1A. "Risk Factors - Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - We are substantially dependent on revenues derived from net product sales of EYLEA HD, EYLEA, and Dupixent" and "The commercial success of our products and product candidates is subject to significant competition - Marketed Products."
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2026	2025
Regeneron's share of profits	$1,450.8	$1,018.2
Reimbursement for manufacturing of commercial supplies(a)	154.3	165.0
Total Sanofi collaboration revenue	$1,605.1	$1,183.2

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Global net product sales of Dupixent and Kevzara are recorded by Sanofi, and we and Sanofi share profits on such sales.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended March 31,
(In millions)	2026	2025
Dupixent and Kevzara net product sales	$5,024.9	$3,782.0
Regeneron's share of collaboration profits in connection with commercialization of antibodies	$1,727.8	$1,180.3
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation(a)	(277.0)	(162.1)
Regeneron's share of profits	$1,450.8	$1,018.2

Regeneron's share of profits as a percentage of Dupixent and Kevzara net product sales	29%	27%

(a) See "Collaboration, License, and Other Agreements - Sanofi" above for additional details on our contingent reimbursement obligation. We expect our contingent reimbursement obligation to be fully repaid by the end of the second quarter of 2026.

The increase in our share of profits for the three months ended March 31, 2026, compared to the same period in 2025, was driven by higher profits primarily associated with an increase in Dupixent sales.

Bayer Collaboration Revenue

	Three Months Ended March 31,
(In millions)	2026	2025
Regeneron's share of profits	$240.0	$317.3
Reimbursement for manufacturing of commercial supplies(a)	47.3	26.6
Total Bayer collaboration revenue	$287.3	$343.9

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Bayer records net product sales of EYLEA 8 mg and EYLEA outside the United States, and we and Bayer share profits on such sales.
Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States is summarized below:

	Three Months Ended March 31,
(In millions)	2026	2025
EYLEA 8 mg and EYLEA net product sales outside the United States	$728.7	$857.8
Regeneron's share of collaboration profit from sales outside the United States	$255.4	$333.6
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation(a)	(15.4)	(16.3)
Regeneron's share of profits	$240.0	$317.3

Regeneron's share of profits as a percentage of EYLEA 8 mg and EYLEA net product sales outside the United States	33%	37%

(a) See "Collaboration, License, and Other Agreements - Bayer" above for additional details on our contingent reimbursement obligation
The decrease in our share of profits for the three months ended March 31, 2026, compared to the same period in 2025, was driven by lower profits primarily associated with a decrease in EYLEA sales outside the United States.

Other Revenue

	Three Months Ended March 31,
(In millions)	2026	2025
Share of profits and royalties in connection with license and other agreements	$100.7	$63.4
Other(a)	70.5	18.5
Total other revenue	$171.2	$81.9

(a) Consists primarily of amounts earned in connection with manufacturing product for others; corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing

Operating Expenses

	Three Months Ended March 31,
(In millions, except headcount data)	2026	2025	Change
Research and development(a)	$1,543.5	$1,327.4	$216.1
Acquired in-process research and development	101.9	12.3	89.6
Selling, general, and administrative(a)	647.7	633.0	14.7
Cost of goods sold	373.4	265.5	107.9
Cost of collaboration and contract manufacturing(b)	296.0	198.8	97.2
Total operating expenses	$2,962.5	$2,437.0	$525.5

Average headcount	15,343	15,158	185

(a) Includes costs incurred net of any cost reimbursements from collaborators
(b) Includes costs incurred in connection with manufacturing drug supplies for collaborators and others
Operating expenses included stock-based compensation expense of $257.4 million and $255.7 million for the three months ended March 31, 2026 and 2025, respectively.
Research and Development Expenses
The following table summarizes our direct research and development expenses by clinical development program and other significant categories of research and development expenses. Direct research and development expenses are comprised primarily of costs paid to third parties for clinical development activities, including costs related to preclinical research activities, clinical trials, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse. Indirect research and development expenses have not been allocated directly to each program, and primarily consist of costs to compensate personnel, overhead and infrastructure costs to maintain our facilities, and other costs related to activities that benefit multiple projects. Clinical manufacturing costs primarily consist of costs to manufacture bulk drug product for clinical development purposes as well as related drug filling, packaging, and labeling costs. Clinical manufacturing costs also include pre-launch commercial supplies which did not meet the criteria to be capitalized as inventory. The table below also includes reimbursements of research and development expenses by collaborators, as when we are entitled to reimbursement of all or a portion of such expenses that we incur under a collaboration, we record those reimbursable amounts in the period in which such costs are incurred.

	Three Months Ended March 31,
(In millions)	2026	2025*	$ Change
Direct research and development expenses:
Lynozyfic (linvoseltamab)	$73.8	$31.7	$42.1
Ordspono (odronextamab)	48.6	26.2	22.4
Fianlimab	42.2	51.5	(9.3)
REGN7508 & REGN9933	33.2	9.0	24.2
Dupixent (dupilumab)	29.3	25.5	3.8
Itepekimab	21.8	28.3	(6.5)
Libtayo (cemiplimab)	19.7	20.8	(1.1)
Pozelimab/cemdisiran	17.5	12.8	4.7
Trevogrumab	16.3	15.5	0.8
Other product candidates in clinical development and other research programs	196.2	167.1	29.1
Total direct research and development expenses	498.6	388.4	110.2

Indirect research and development expenses:
Payroll and benefits	484.2	451.6	32.6
Lab supplies and other research and development costs	59.3	60.0	(0.7)
Occupancy and other operating costs	170.9	154.4	16.5
Total indirect research and development expenses	714.4	666.0	48.4

Clinical manufacturing costs	364.1	310.3	53.8

Reimbursement of research and development expenses by collaborators	(33.6)	(37.3)	3.7

Total research and development expenses	$1,543.5	$1,327.4	$216.1

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Research and development expenses included stock-based compensation expense of $135.1 million and $141.0 million for the three months ended March 31, 2026 and 2025, respectively.
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

Acquired In-Process Research and Development ("IPR&D") Expenses
Acquired IPR&D expenses for the three months ended March 31, 2026 primarily related to the premium on equity securities purchased, as well as development milestone and up-front payments, in connection with collaboration and licensing agreements.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase in commercialization-related expenses for EYLEA HD and Libtayo and higher headcount and headcount-related costs, partly offset by lower charitable contributions to an independent non-profit patient assistance organization. Selling, general, and administrative expenses included stock-based compensation expense of $89.2 million and $95.2 million for the three months ended March 31, 2026 and 2025, respectively.
Cost of Goods Sold

	Three Months Ended March 31,
(In millions, except gross margin on net product sales)	2026	2025
Cost of goods sold	$373.4	$265.5
Gross margin on net product sales(a)	76%	81%

(a) Gross margin on net product sales represents gross profit expressed as a percentage of total net product sales recorded by the Company. Gross profit is calculated as net product sales (see "Net Product Sales" section above) less cost of goods sold.

Gross margin on net product sales decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to unabsorbed manufacturing costs and higher inventory write-offs and reserves as a result of a temporary interruption of bulk manufacturing production at our facility in Limerick, Ireland, due to unanticipated facility repairs that commenced during the first quarter of 2026. We resumed initial production at the facility in the second quarter of 2026; however, gross margin will continue to be negatively impacted until production returns to normal levels, which is expected by the end of the second quarter of 2026. The interruption has not impacted, nor is it expected to impact, the availability of any of our products. See Part II, Item 1A. "Risk Factors - Risks Related to Manufacturing and Supply - Third-party service or supply failures, or other failures, business interruptions, or other disasters affecting our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, the manufacturing facilities of our collaborators or contract manufacturers, or the facilities of any other party participating in the supply chain, could adversely affect our ability to supply our products."
Other Income (Expense)

	Three Months Ended March 31,
(In millions)	2026	2025
Gains on marketable and other securities, net	$25.0	$139.9
Interest income	183.5	173.5
Other	(7.3)	8.6
Other income (expense), net	201.2	322.0
Interest expense	(12.9)	(8.7)
Total other income (expense)	$188.3	$313.3

Income Taxes

	Three Months Ended March 31,
(In millions, except effective tax rate)	2026	2025
Income tax expense	$104.0	$96.3
Effective tax rate	12.5%	10.6%
Our effective tax rate for the three months ended March 31, 2026 and 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, federal tax credits for research activities, partly offset by changes in unrecognized tax benefits. In addition, our effective tax rate increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower tax benefits from cross-border tax laws and federal tax credits for research activities.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	March 31,		December 31,
(In millions)	2026		2025	$ Change
Financial assets:
Cash and cash equivalents	$2,962.6		$3,118.1	$(155.5)
Marketable securities - current	5,791.1		5,487.1	304.0
Marketable securities - noncurrent	9,786.0		10,260.6	(474.6)
	$18,539.7		$18,865.8	$(326.1)

Working capital:
Current assets	$18,209.2		$18,021.9	$187.3
Current liabilities	5,107.7	*	4,368.4	739.3
	$13,101.5		$13,653.5	$(552.0)

Borrowings and finance lease liabilities:
Long-term debt	$1,986.2		$1,985.9	$0.3
Finance lease liabilities	$720.0	*	$720.0	$—

* The $720.0 million related to finance lease liabilities is classified within current liabilities as of March 31, 2026
As of March 31, 2026, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash

	Three Months Ended March 31,
(In millions)	2026	2025	$ Change
Cash flows provided by (used in):
Operating activities	$1,078.9	$1,045.1	$33.8
Investing activities	$(428.9)	$647.5	$(1,076.4)
Financing activities	$(802.2)	$(1,089.2)	$287.0
Cash Flows from Investing Activities
Capital expenditures for the three months ended March 31, 2026 included costs incurred in connection with the expansion of our research and support facilities at our Tarrytown, New York corporate headquarters, as well as costs associated with the expansion of our manufacturing facilities. We expect to incur capital expenditures of $1.100 billion to $1.200 billion for the full year of 2026, including in connection with the continued expansion of our facilities in Tarrytown, New York, and the continued expansion of our manufacturing facilities, including in connection with developing our property in Saratoga Springs, New York for production support activities and additional manufacturing capacity.
Cash Flows from Financing Activities
Share Repurchase Programs
Our board of directors has authorized share repurchase programs, including a share repurchase program for up to $3.0 billion of our Common Stock which was authorized in February 2025. The programs have no time limit and can be discontinued at any time. As of March 31, 2026, $688.2 million remained available for share repurchases under the programs.
In April 2026, our board of directors authorized a share repurchase program to repurchase up to an additional $3.0 billion of our Common Stock. The share repurchase program was approved under terms substantially similar to the share repurchase programs described above.
Dividends
In January 2026, our board of directors declared a quarterly cash dividend of $0.94 per share on our Common Stock and Class A Stock, which was paid to our shareholders in March 2026.
Additionally, in April 2026, our board of directors declared a cash dividend of $0.94 per share on our Common Stock and Class A Stock. The dividend will be payable on June 4, 2026 to our shareholders of record as of May 20, 2026.
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026). There have been no material changes to critical accounting estimates during the three months ended March 31, 2026.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Condensed Consolidated Financial Statements included in this report for a description of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026). There have been no material changes to our market risks or to our management of such risks as of March 31, 2026.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to the information set forth in Note 12 to our Condensed Consolidated Financial Statements included in this report.
Item 1A. Risk Factors
We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results, and financial condition. The risks described below include forward-looking statements, and actual events and our actual results may differ materially from these forward-looking statements. References to past events are provided as examples only and are not intended to be a complete listing or representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, prospects, operating results, and financial condition. Furthermore, additional risks and uncertainties are described under other captions in this report and should also be considered by our investors. For purposes of this section (as well as this report in general), references to our products encompass products marketed or otherwise commercialized by us and/or our collaborators or licensees; and references to our product candidates encompass product candidates in development by us and/or our collaborators or licensees (in the case of collaborated or licensed products or product candidates under the terms of the applicable collaboration or license agreements), unless otherwise stated or required by the context. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.
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
Commercialization Risks
•We are substantially dependent on revenues derived from net product sales of EYLEA HD, EYLEA, and Dupixent.
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
Regulatory and Development Risks
•Drug development and obtaining and maintaining regulatory approval for drug and biological products is costly, time-consuming, and highly uncertain.
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
•Third-party service or supply failures, failures at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, or failures at the facilities of any other party participating in the supply chain could adversely affect our ability to supply our products.
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
* * *
Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products
We are substantially dependent on revenues derived from net product sales of EYLEA HD, EYLEA, and Dupixent.
We are substantially dependent on revenues derived from net product sales of EYLEA HD and EYLEA. Net product sales of these products have historically represented a substantial portion of our revenues, and we expect net sales of these products to continue to be a significant contributor to our revenues and operating results, with an increasing dependence on EYLEA HD relative to our historical dependence on EYLEA. For the three months ended March 31, 2026 and 2025, our aggregate EYLEA HD and EYLEA net product sales in the United States represented 26% and 34% of our total revenues, respectively. For the three months ended March 31, 2026, EYLEA HD U.S. net product sales represented 50% of our aggregate EYLEA HD and EYLEA U.S. net product sales. If we experience difficulty with the commercialization of EYLEA HD or EYLEA in the United States or if Bayer experiences any difficulty with the commercialization of EYLEA HD or EYLEA outside the United States, if EYLEA HD net product sales do not sufficiently offset any sustained decline of EYLEA net product sales in or outside the United States, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed.
Commercialization of EYLEA HD and EYLEA in the United States and elsewhere is subject to significant competition (as described further below under "The commercial success of our products and product candidates is subject to significant competition"), which we expect to continue to increase in the future. For the three months ended March 31, 2026, EYLEA U.S. net product sales declined by 36% compared to the corresponding period in 2025 as a result of competitive pressures and other factors described under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations." Following the expiration of the U.S. regulatory exclusivity period for EYLEA in May 2024, several biosimilar versions of EYLEA have been approved by the FDA, and one such product has launched in the United States. EYLEA and/or EYLEA HD net product sales recorded by us are likely to continue to be negatively impacted by biosimilar competition in the United States, including competition from additional biosimilar versions of EYLEA expected to launch in the United States in the second half of 2026, which may have a material adverse impact on our results of operations. In addition, we expect that competition for EYLEA and/or EYLEA HD outside the United States will continue to increase as biosimilar versions of EYLEA (including those already approved but not yet launched) are brought to market in additional countries, which may negatively impact the amount of collaboration revenue we earn from Bayer. While in the last six months the FDA approved EYLEA HD for the treatment of RVO and for additional dosing regimens and we continue to work toward FDA approval of the EYLEA HD pre-filled syringe as discussed under Part I, Item 1. "Business - Programs in Clinical Development - Additional Information - Clinical Development Programs - EYLEA HD," there can be no assurance that these enhancements (including potential FDA approval of the EYLEA HD pre-filled syringe) will help accelerate any potential future growth of EYLEA HD net product sales. The degree to which EYLEA HD net product sales may offset further potential decreases in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
We also are substantially dependent on our share of profits from the commercialization of Dupixent under our collaboration with Sanofi (the "Antibody Collaboration"). For the three months ended March 31, 2026 and 2025, Sanofi collaboration revenue (most of which is attributable to our share of profits from the commercialization of Dupixent) represented 45% and 39% of our total revenues, respectively. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition may be materially harmed.
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
•the effect of existing and new healthcare laws and regulations, pricing mandates, and agreements with government entities (including the U.S. Government Agreements) currently being considered or implemented in the United States and globally, including measures requiring the U.S. government in the future to negotiate the prices of certain drugs and price reporting and other disclosure requirements and the potential impact of such requirements on physician prescribing practices and payor coverage;
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
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the products we or they commercialize for the products' currently approved indications in the United States, EU, Japan, and other countries. If we or our collaborators fail to maintain regulatory compliance or satisfy other obligations for such products' currently approved indications (including because the product does not meet the relevant endpoints of any required post-approval studies (such as those required under an accelerated approval by the FDA or other similar type of approval), or for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug and biological products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, or obtain regulatory approval for our product candidates, we will not be able to market or sell them; and if we do not obtain approvals for new indications for our marketed products, we may not be able to realize the full commercial potential of such products. Any of the foregoing may materially and negatively impact our business, prospects, operating results, and financial condition."), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales" below.
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
Our revenues and profitability will be materially adversely affected if such third-party payors and other third parties do not adequately defray or reimburse the cost of our marketed products. If third-party payors do not provide coverage and reimbursement with respect to our marketed products or provide an insufficient level of coverage and reimbursement, such products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payors cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payors more expensive for patients. Third-party payors may also require prior authorization for reimbursement, require failure on another type of treatment, or impose other utilization management restrictions before covering a particular drug, particularly with respect to higher-priced drugs. Further, sales of our marketed products (such as EYLEA HD and EYLEA) in the United States may be adversely impacted by the lack of sufficient copay assistance from not-for-profit patient assistance funds. For example, a loss in market share to compounded bevacizumab due to patient affordability constraints impacted U.S. net product sales of EYLEA for the year ended December 31, 2025, as further described under Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026). If independent not-for-profit patient assistance funds that provide patient copay assistance are unable to support eligible patients, this will likely have a continued negative impact on patient affordability resulting in lower utilization of higher-cost anti-VEGF agents.
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
In addition, in order for private insurance and governmental payors (such as Medicare and Medicaid in the United States) to reimburse the cost of our marketed products, we must maintain, among other things, our FDA registration and our National Drug Code, formulary approval by PBMs, and recognition by insurance companies and Centers for Medicare & Medicaid Services ("CMS"). There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage, as discussed further below) of our current and future marketed products, which may have a material adverse effect on our business.
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
The full extent to which the policy changes described above will ultimately impact reimbursement levels of our marketed products, including those covered under Medicare Part B (such as EYLEA HD and EYLEA), or our product candidates that may be covered under Medicare Part B or Medicare Part D in the future, is currently unclear. In addition, the current U.S. administration is pursuing other measures to reduce the cost of drugs in the United States. For example, in May 2025, an executive order directed the U.S. Department of Health and Human Services ("HHS") and other federal agencies to take certain steps intended to, among other things, reduce the prices of drugs sold in the United States to match the lowest price available for the same drugs in comparably developed nations. In addition, a prior executive order from April 2025 directed the HHS to take appropriate steps to, among other things, modify certain provisions of the Medicare Drug Price Negotiation Program, develop and implement a payment model to reduce the price of high-cost prescription drugs and biological products covered by Medicare, accelerate approval of generic and biosimilar products, and facilitate the ability of states to import pharmaceuticals from other countries. In response to these executive orders, in December 2025, the Center for Medicare and Medicaid Innovation proposed two mandatory Medicare payment models that, if finalized, would apply to certain drugs covered under Medicare Parts B and D and test whether alternative methodologies for calculating inflationary rebates based on international reference pricing would reduce Medicare spending. It is currently unclear how and to what extent the measures described in this paragraph may be implemented and what impact any such implementation would have on our Company.
In April 2026, in response to the May 2025 executive order described above and a related letter that we and certain other pharmaceutical companies received from President Trump, we entered into the U.S. Government Agreements, pursuant to which we have agreed, among other matters, to provide certain of our products that we wholly own in the United States to the Medicaid program, and to price certain future medicines in the United States, at or below Most-Favored-Nation Pricing. The U.S. Government Agreements further provide that Regeneron's products will not face tariffs as a result of the investigation under Section 232 of the Trade Expansion Act of 1962, as amended ("Section 232"), through January 2029 so long as the Company continues its commitments to invest in manufacturing and research and development infrastructure in the United States. The U.S. Government Agreements will likely result, and any potential future agreements with government entities could also result, in reduced prices and reimbursement for certain of our current and future marketed products and may impact our results of operations. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments – Agreement with the U.S. Government." We also remain subject to any current or future pricing mandates implemented outside the United States, and it is possible that current or future pricing regulations may have a material impact on our business and results of operations.
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
EYLEA HD and EYLEA. EYLEA HD and EYLEA face significant competition in the marketplace. For example, each of EYLEA HD and EYLEA competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); and a biosimilar version of Lucentis commercialized in the United States by Biogen Inc. In addition, biosimilar versions of EYLEA have been approved and/or launched both in and outside the United States, including Amgen's Pavblu™ (aflibercept-ayyh) in the United States. We are aware of several other companies developing biosimilar versions of EYLEA, EYLEA HD, and/or other approved anti-VEGF treatments. We expect that biosimilar competition for EYLEA will continue to increase as additional biosimilar versions of EYLEA are launched in the United States and other countries, the timing of which will depend on, among other factors, the outcome of the pending patent litigation proceedings and the settlement terms of the previously pending litigation proceedings described in Note 12 to our Condensed Consolidated Financial Statements included in this report and the expiration of the patents protecting EYLEA (including those set forth under Part I - Item 1. "Business - Patents, Trademarks, and Trade Secrets" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026)). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA HD's and EYLEA's respective indications, and we are aware of another company developing an ophthalmic formulation of such product that has been approved in the EU. In DME and RVO, EYLEA HD and EYLEA also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA HD's and EYLEA's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
EYLEA HD was launched in 2023 and entered the highly competitive environment described above. Our success in commercializing EYLEA HD will continue to depend on a number of factors, including the degree of success of our uptake efforts as compared to those of relevant competition, the extent to which we and our collaborators are able to differentiate EYLEA HD from competitive products (such as on the basis of dosing frequency, the method of administration, or the breadth of indications in which the product is approved), the safety and efficacy of EYLEA HD seen in a broader patient group (i.e., real-world use), the extent of payor coverage, reimbursement, and copay assistance, and the applicability of any restrictions imposed by payors, such as step therapy.
Dupixent. The market for Dupixent's current and potential future indications is also increasingly competitive. There are systemic JAK inhibitors and antibodies against IL-13 and IL-4Ra approved or in development for atopic dermatitis. There is also an antibody against IL-31R approved for atopic dermatitis and prurigo nodularis. In addition, a number of companies are developing antibodies against other targets, including OX40(L), that may compete with Dupixent in atopic dermatitis. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or thymic stromal lymphopoietin ("TSLP"); and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP, EoE, COPD, and CSU where approved. There are several other potentially competitive products in development that may compete with Dupixent in atopic dermatitis, asthma, COPD, and potential future indications, including STAT6 oral small molecules, and multispecific antibodies against IL-13 and TSLP, with and without IL-4. Dupixent also faces competition from a Bruton tyrosine kinase inhibitor in CSU and may in the future face competition from inhaled products in asthma, COPD, and potential future indications.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For the three months ended March 31, 2026 and 2025, our product sales to two distributor customers accounted on a combined basis for 75% and 76% of our total gross product revenue, respectively. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of our products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of our products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and PBMs, or further consolidation among the healthcare providers served or operated by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
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
Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products
Obtaining and maintaining regulatory approval for drug and biological products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, or obtain regulatory approval for our product candidates, we will not be able to market or sell them; and if we do not obtain approvals for new indications for our marketed products, we may not be able to realize the full commercial potential of such products. Any of the foregoing may materially and negatively impact our business, prospects, operating results, and financial condition.
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
In the United States, we (which, for purposes of this risk factor, includes our collaborators, unless otherwise stated or required by the context) must obtain and maintain approval from the FDA for each drug and biologic we intend to sell. We must obtain and maintain similar regulatory approvals from comparable foreign regulatory authorities in order to sell drugs and biologics outside the United States. Obtaining FDA or comparable foreign regulatory authority approval for a new drug or biologic or indication is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval for our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. Additionally, in the United States, the FDA may determine that a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug or biologic, depending on what the FDA considers necessary for the safe use of the drug or biologic. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept from us an application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies or additional analyses of data from existing studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies or analyses that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend considerably more resources. Any such additional studies or analyses, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon applications for approval. For example, in October 2023, the FDA issued a Complete Response Letter ("CRL") for the sBLA for Dupixent in CSU stating that additional efficacy data were required to support an approval, which delayed by nearly 18 months the FDA's April 2025 approval of Dupixent in this indication.
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
The functioning of the FDA is affected by a variety of factors, such as shifting government priorities, budgets and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory, and policy changes impacting HHS, the FDA, or other HHS agencies. U.S. policy changes have recently been implemented at a rapid pace, and additional changes may occur. For example, efforts implemented or commenced in 2025 to reduce the size and budgets of U.S. government agencies, downsize the federal workforce, and restructure parts of the executive branch of the federal government have directly or indirectly impacted agencies that support research and development activities or are otherwise important to our business, including the HHS and the FDA. If legislation, administrative action, or changes in policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to provide feedback on our clinical programs, meet with or engage in other informal interactions with us, and review and process our regulatory submissions (including our pending regulatory submissions) in a timely manner. These developments may also reduce the FDA's capacity to engage in pre-approval or guidance meetings or meetings to negotiate labeling or post-marketing commitments. Furthermore, changes in FDA personnel and policy (such as the 2025 reductions in communication and policymaking roles) may negatively impact the transparency of agency actions, lead to modifications in FDA approval requirements, and alter the FDA's existing guidance pertinent to the development strategy for our products and product candidates. In addition, the U.S. government has shut down multiple times in the recent past and certain regulatory agencies, such as the FDA, have had to furlough employees and stop some of their activities. A prolonged government shutdown or a widespread freeze on federal funding could significantly impact the ability of the FDA to timely review and process our regulatory submissions or cause other agencies that support the FDA to slow their work. Any such factors could have a material adverse effect on our business.
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
Before approving a new drug or biological product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of drugs and biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable NDA or BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, the manner in which such principles are implemented may not be specifically delineated, which can be challenging as the FDA and comparable foreign regulatory authorities increasingly scrutinize compliance with these requirements and regulations. As a result, manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biological product, or revocation of a pre-existing approval. We have recently received several CRLs from the FDA for regulatory submissions concerning our products or product candidates due to the FDA's findings from inspections at third-party manufacturers responsible for filling drug product. These include the July 2025 CRL concerning the BLA for odronextamab in relapsed/refractory FL, which has delayed further any potential FDA approval of odronextamab in this indication; and the October 2025 CRL concerning our regulatory application seeking approval of the EYLEA HD pre-filled syringe, which has delayed further any potential FDA approval of the EYLEA HD pre-filled syringe. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
Furthermore, we are subject to extensive pharmacovigilance reporting and other pharmacovigilance requirements, which may differ in the numerous jurisdictions in which we conduct clinical trials or commercialize a product. Failure to comply with any such requirements may result in the premature closure of the clinical trials and other enforcement actions by the relevant regulatory authorities. For example, if we do not manage to retain a Qualified Person Responsible for Pharmacovigilance ("QPPV"), to maintain a Pharmacovigilance System Master File ("PSMF"), or to comply with other pharmacovigilance obligations in the European Economic Area ("EEA"), our clinical trials may be closed prematurely, our marketing authorization may be suspended, and we may be subject to other enforcement actions by the national competent authorities of the EEA or the EC.
Preclinical and clinical studies required for our product candidates and new indications of our marketed products are expensive and time-consuming, and their outcome is highly uncertain. If any such studies are delayed or yield unfavorable results, regulatory approval for our product candidates or new indications of our marketed products may be delayed or become unobtainable.
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy; the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates); difficulty in enrolling and maintaining subjects in a clinical trial; clinical trial design that may make it impossible to enroll or retain a sufficient number of patients to achieve a statistically significant result or the desired level of statistical significance for the endpoint in question; lack of sufficient supplies of the product candidate or comparator drug; and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to Good Laboratory Practice requirements ("GLPs") or GCPs. Certain of these risks may be exacerbated as we pursue development of drugs generated by means other than our established "Trap" or VelociSuite technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
Additionally, conducting clinical trials in countries outside the United States presents additional risks, including political and economic risks such as armed conflict and economic embargoes or boycotts. For example, we and our collaborators are currently conducting and may in the future conduct or initiate clinical trials with sites in Russia, Ukraine, and/or Israel. While we currently do not expect the Russia-Ukraine war, Israel's armed conflicts with Iran, Lebanon, or Hamas, or related developments to have a significant impact on our ability to obtain results from clinical trials conducted by us or our collaborators, further escalation (whether in these countries or surrounding areas) may adversely affect our ability to adequately conduct certain clinical trials and maintain compliance with relevant protocols due to, among other reasons, the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence, or other governmental action or other events that restrict movement. These developments may also result in our inability to access sites for monitoring or to obtain data or samples from affected sites or patients going forward. We could also experience disruptions in our supply chain or limits to our ability to provide sufficient investigational materials in such countries and surrounding regions. Clinical trial sites may suspend or terminate the trials being conducted and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in such trials. Alternative sites in these areas may not be available and we may need to find other countries to conduct the relevant trials. Furthermore, military action may prevent the FDA or other regulatory agencies from inspecting clinical sites in these countries. Such interruptions may delay our plans for clinical development and approvals for our product candidates.
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
Certain of our research and development activities are conducted at our existing facilities primarily located in Tarrytown, New York. As we continue to expand, we may lease, operate, purchase, or construct additional facilities, which may require significant time and resources. Further, we may be unable to pursue our research and development efforts if the relevant facility were to be impacted by fire, climate change, natural disasters, acts of war or terrorism, or other disruptions. Any related delays may interfere with our research and development efforts and our business may be adversely impacted.
Successful development of our current and future product candidates is uncertain.
Only a small minority of all research and development programs ultimately result in commercially successful products. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for particular product candidates in particular indications. Many companies in the biopharmaceutical industry, including our Company, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. For example, in May 2025, we and Sanofi announced that one of two Phase 3 trials evaluating itepekimab in adults who were former smokers with inadequately controlled COPD did not meet its primary endpoint. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness and/or safety concerns, and clinical trials evaluating our product candidates have failed to meet the relevant endpoints. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and/or analogous foreign regulatory authorities may deem the results insufficient for an approval. If concerns arise about the safety of a product candidate or non-compliance with the protocol or applicable regulatory requirements, the FDA or other regulatory authorities can delay or suspend a clinical trial by placing it on a full or partial "clinical hold" pending receipt of additional data or the satisfaction of other conditions. A clinical hold may require us to spend significant resources to address the underlying causes of the clinical hold and may result in a delay in the clinical program, which may be significant. In addition, if we are not able to successfully address such underlying causes or our response is not deemed adequate to lift the clinical hold, the clinical program may have to be terminated. Furthermore, changes in FDA personnel may alter the FDA's advice with respect to our development strategy and lead to delays or rejections of our clinical trial protocols or data. Any such clinical program delays or terminations may adversely affect our business.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2 mg pre-filled syringe; and in the EU, EYLEA HD is approved in the 8 mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. The FDA has substantial discretion in the approval process and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a drug-delivery device. For example, in October 2025, the FDA issued a CRL for the regulatory application seeking approval of the EYLEA HD pre-filled syringe, which has delayed further any potential FDA approval of the EYLEA HD pre-filled syringe. There can be no assurance that FDA approval of the EYLEA HD pre-filled syringe will be obtained in the currently anticipated time frame or at all. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs - EYLEA HD" for more information.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. Our ability to protect our trade secrets may be impaired by a number of risks and uncertainties, including those discussed under "Other Regulatory and Litigation Risks - The use of social media platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage," "Other Regulatory and Litigation Risks - There are inherent risks related to our increasing use of artificial intelligence-based solutions," and "Other Risks Related to Our Business - Significant disruptions of information technology systems or breaches of data security could adversely affect our business" below. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Certain of our U.S. patents (including those pertaining to our key products, such as EYLEA HD and EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. For example, in March 2026, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the "USPTO") instituted a post-grant review of U.S. Patent No. 12,168,036 relating to EYLEA HD. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Similarly, such opposition proceedings are increasingly common in Europe and are costly to defend. For example, certain of our European patents, including those pertaining to EYLEA and Dupixent, are subject to opposition proceedings before the European Patent Office (the "EPO") and/or patent offices of various European countries (see Note 12 to our Condensed Consolidated Financial Statements included in this report for additional information). We have pending patent applications in the USPTO, the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
Additionally, the United States' and other government actions related to Russia's invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Further, a decree was adopted by the Russian government in 2022, allowing Russian companies and individuals to exploit inventions owned by patent holders from the United States without consent or compensation. Consequently, we are not able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.
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
Under the Patient Protection and Affordable Care Act ("PPACA"), there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-approved biological product. The PPACA provides a regulatory mechanism that allows for FDA approval of biologics that are similar to innovative biologics on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened if, for example, the PPACA is amended. A number of jurisdictions outside the United States (such as the EU) have also established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier versions of biological products.
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
Third-party service or supply failures, or other failures, business interruptions, or other disasters affecting our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, the manufacturing facilities of our collaborators or contract manufacturers, or the facilities of any other party participating in the supply chain, could adversely affect our ability to supply our products.
Bulk drug materials are currently manufactured at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, as well as at our collaborators' and contract manufacturers' facilities. We and our collaborators and contract manufacturers would be unable to manufacture these materials if the relevant facility were to cease production due to regulatory requirements or actions, business interruptions, labor shortages or disputes, supply chain interruptions or constraints (including with respect to natural gas and other raw materials), contaminations, fire, climate change, natural disasters, acts of war or terrorism, or other problems. For example, during the first quarter of 2026, bulk manufacturing production at our facility in Limerick, Ireland was temporarily interrupted due to unanticipated facility repairs that commenced during the quarter. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Expenses" for more information, including the interruption's impact on our reported and future financial results. To date, this issue has not adversely impacted our product supply; however, there can be no assurance that this issue will be remediated fully in the currently anticipated time frame or that it will not adversely affect the supply of our products in the future.
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
We and our collaborators, contract manufacturers, and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending the relevant application(s) relating to our products or product candidates to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. In recent years, the FDA issued CRLs to multiple companies (including us, as further discussed in this report or previously disclosed) citing unresolved inspection findings at third-party manufacturers, which prevented the timely approval of such companies' marketing applications. Our inability, or the inability of our collaborators, contract manufacturers, and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance has in the past required us, and could in the future require us, to engage in lengthy and expensive remediation efforts, identify and onboard new service providers, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators, contract manufacturers, or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. We recently received several CRLs from the FDA for regulatory submissions concerning our products or product candidates due to the FDA's findings from inspections at third-party manufacturers responsible for filling drug product, as discussed above under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug and biological products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, or obtain regulatory approval for our product candidates, we will not be able to market or sell them; and if we do not obtain approvals for new indications for our marketed products, we may not be able to realize the full commercial potential of such products. Any of the foregoing may materially and negatively impact our business, prospects, operating results, and financial condition." Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
Other Regulatory and Litigation Risks
If the testing or use of our products harms people, or is perceived to harm them even when such harm is unrelated to our products, we could be subject to costly and damaging product liability claims.
The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who enroll in our clinical trials may not protect us from liability or the cost of litigation. From time to time, we are subject to claims by patients that they have been injured by a side effect associated (or alleged to be associated) with one of our products or product candidates. For example, we are currently subject to product liability lawsuits relating to Dupixent, as described in Note 12 to our Condensed Consolidated Financial Statements included in this report. Any such product liability claim, regardless of merit, may be costly and time consuming to investigate and defend and may have a negative impact on our reputation or business, including the degree to which we or our collaborators are able to successfully commercialize the applicable product or, if regulatory approval is obtained, product candidate. See also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we or our collaborators are unable to continue to successfully commercialize our products, our business, prospects, operating results, and financial condition will be materially harmed" above. We may face product liability claims and be found responsible even if injury arises from the acts or omissions of third parties who provide fill/finish or other services. To the extent we maintain product liability insurance in relevant periods, such insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, in the future we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.
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
We participate in the Medicaid Drug Rebate program, the Public Health Service's 340B program (which is administered by the Health Resources and Services Administration ("HRSA")), the U.S. Department of Veteran Affairs ("VA") Federal Supply Schedule ("FSS") pricing program, the Tricare Retail Pharmacy Program, and other federal and state government pricing programs. Such programs often require us to provide discounts and/or pay rebates to certain government payors and/or private purchasers. See Part I, Item 1, "Business - Government Regulation - Pricing and Reimbursement" of Regeneron's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026) for additional information on these programs.
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
We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including without limitation healthcare, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results, and reputation.
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
As described above, the PPACA and potential regulations thereunder easing the entry of competing follow-on biologics into the marketplace, other new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business. In addition, in 2023, the European Commission published a proposal to replace the current pharmaceutical legislative framework in the EU. While it is uncertain whether such proposal will be adopted in its current form, there may ultimately be a number of changes to the current regulatory framework in the EU, including a reduction of the data protection and market exclusivity periods provided thereby.
The U.S. federal or state governments could carry out other significant changes in legislation, regulation, or government policy, including with respect to government reimbursement changes or drug price control measures or the PPACA or other healthcare reform laws. As discussed above under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - Product reimbursement and coverage policies and practices, pricing regulations and requirements, and our pricing strategy could change due to various factors beyond our control, which may adversely impact our business, prospects, operating results, and financial condition," the current U.S. administration is pursuing various measures to reduce the cost of drugs in the United States, and different or additional measures may be pursued in the future. While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could materially and adversely affect our business. The FDA's ability to timely review and process any submissions we have filed or may file in the future may also be affected by the recent efforts to reduce the size and budgets of U.S. government agencies, downsize the federal workforce, and implement other U.S. policy changes, as discussed above under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug and biological products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, or obtain regulatory approval for our product candidates, we will not be able to market or sell them; and if we do not obtain approvals for new indications for our marketed products, we may not be able to realize the full commercial potential of such products. Any of the foregoing may materially and negatively impact our business, prospects, operating results, and financial condition."

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
•changes in the political or economic condition of a specific country or region, including as a result of the Russia-Ukraine war, or Israel's armed conflicts with Iran, Lebanon, or Hamas;
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
In 2025, the U.S. administration imposed an array of tariffs under the International Emergency Economic Powers Act ("IEEPA"). In July 2025, the United States and the EU announced the framework of a trade agreement that generally imposes a 15% tariff on imports from the EU. Under this agreement, pharmaceutical products would not be subject to any future duties under Section 232 in excess of this 15% rate. Such tariffs have prompted retaliatory measures from several countries, which may further escalate.
On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not confer the authority to impose tariffs. In response, the U.S. administration ceased collecting these duties and, on February 24, 2026, imposed a 10% tariff on imports from all trading partners under Section 122 of the Trade Act of 1974 ("Section 122"). The United States has signaled an intention to raise the Section 122 tariff rate to the statutory maximum of 15%, but this has not materialized as of the date of this report. Additionally, pharmaceuticals and pharmaceutical ingredients have thus far been exempted from these tariffs.
In addition, on April 2, 2026, the United States imposed new tariffs on imports of patented pharmaceuticals and associated pharmaceutical ingredients under Section 232, which are set to become effective on July 31, 2026. The Section 232 tariffs create a tiered structure with multiple rates depending on the country of origin, the importing company's status concerning onshoring and pricing agreements, and the nature of the product. The Section 232 tariffs implement all pharmaceutical-related commitments in existing U.S. trade deals. As discussed under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – U.S. Government Agreements," we have entered into the U.S. Government Agreements and thus have exemptions from the Section 232 tariffs through January 2029, subject to certain conditions.
The Office of the U.S. Trade Representative ("USTR") has initiated two new investigations under Section 301 of the Trade Act of 1974 ("Section 301"), one focused on industrial overcapacity and another on forced labor in supply chains. These investigations collectively target nearly eighty countries. The U.S. administration has signaled that duties imposed as a result of these investigations would replace the Section 122 tariffs when they expire in July 2026. It remains unclear if exemptions and carve-outs from Section 122 duties that currently exist for products, including pharmaceutical products, will be replicated in their entirety with respect to any future set of Section 301 tariffs.
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
We are subject to income tax in the United States and foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from the applicable statutory tax rates and relative earnings in each taxing jurisdiction. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. Domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, tax assessments or judgments in excess of accrued amounts that we have estimated in preparing our financial statements may materially and adversely affect our reported effective tax rate or our cash flows. Further, other factors may adversely affect our effective tax rate, including changes in the mix of our profitability from country to country, tax effects of stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control), and changes in tax laws or regulations. For example, the OECD Pillar Two framework has influenced tax laws in countries in which we operate, including the implementation of minimum taxes. Changes to these or other laws and regulations or their interpretations, including those resulting from the "One Big Beautiful Bill Act" signed into law in July 2025 (as discussed further in Note 8 to our Condensed Consolidated Financial Statements included in this report), could materially adversely impact our effective tax rate or cash flows.
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
In addition, our systems are potentially vulnerable to data security breaches – whether by employees or others – which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of extortion, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, "hacktivists," nation states, and others. Recent developments in the threat landscape, including the use of adversarial AI techniques and machine learning to rapidly identify vulnerabilities, amplify these risks. As a company with an increasingly global presence, our systems are subject to frequent attacks and incidents. For example, in the past we have experienced, and may experience in the future, various types of cybersecurity incidents, including unauthorized access to our IT systems, data security breaches, malware incursions, denial-of-service attacks, phishing campaigns, and other similar disruptions. Similar incidents have been experienced and may in the future be experienced by certain third parties on which we rely. Although we believe, based on an assessment of the relevant facts available to us, that none of these incidents has had a material adverse impact on our operations to date, there can be no assurance that a future incident would not result in material harm to our business, prospects, operating results, and financial condition. There is also the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of March 31, 2026, we had an aggregate of $2.706 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of March 31, 2026, we had $2.963 billion in cash and cash equivalents and $16.319 billion in marketable and other securities (including $790.2 million in equity securities). Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
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
•pricing or reimbursement actions, decisions, or recommendations by government authorities, insurers, or other organizations (such as health maintenance organizations and PBMs) and pricing agreements with government entities (including the U.S. Government Agreements) affecting the coverage, reimbursement, copay assistance, or use of any of our marketed products or competitors' products;
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 14, 2026, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 32.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 14, 2026. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will continue to repurchase shares of our Common Stock or continue to declare cash dividends.
In February 2025, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $688.2 million remained available as of March 31, 2026); and, in April 2026, the board authorized an additional $3.0 billion for share repurchases. In 2025, our board of directors also initiated a quarterly cash dividend program. Any future share repurchases, share repurchase program authorizations, or dividend declarations will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. Our share repurchases and dividend payments may change from time to time, and we can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, in particular amounts, or at all, or that we will maintain or increase our quarterly cash dividend payments or declare future cash dividends. A reduction in our share repurchases or reduction in, or elimination of, our quarterly cash dividend payments could have an adverse effect on our stock price.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 14, 2026, holders of Class A Stock held 15.0% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 14, 2026:
•our current executive officers and directors beneficially owned 5.2% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of April 14, 2026, and 17.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of April 14, 2026; and
•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 32.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 14, 2026. In addition, these five shareholders plus our Chief Executive Officer held approximately 40.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 14, 2026.

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
•a staggered board of directors (which, pursuant to an amendment to our certificate of incorporation approved by shareholders in 2025, will be phased out beginning in 2026 and result in the annual election of all of our directors commencing with the 2028 annual meeting of shareholders);
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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended March 31, 2026. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b) (In millions)
1/1/2026–1/31/2026	220,042	$763.60	214,424	$1,322.2
2/1/2026–2/28/2026	354,193	$776.58	354,118	$1,047.2
3/1/2026–3/31/2026	474,851	$756.21	474,851	$688.2
Total(a)	1,049,086		1,043,393

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans

(b) In April 2026, our board of directors authorized a share repurchase program to repurchase up to an additional $3.0 billion of our Common Stock
Item 5. Other Information
As disclosed in the table below, during the three months ended March 31, 2026, certain of our directors and/or executive officers adopted plans for trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(a)	Total Number of Securities to Be Sold Under the Plan
Michael S. Brown, M.D.	Director	2/25/2026	12/30/2026	1,929
Joseph L. Goldstein, M.D.	Director	2/5/2026	11/30/2026	1,929
Kathryn Guarini, Ph.D.	Director	2/13/2026	2/5/2027	1,600
Marion McCourt	Executive Vice President, Commercial	2/17/2026	5/5/2027	6,989

(a) The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed

Item 6. Exhibits
(a)     Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the registrant's Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) the registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2026 and 2025; (iii) the registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025; (iv) the registrant's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (v) the notes to the registrant's Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	April 29, 2026	By:	/s/ Christopher Fenimore

Christopher Fenimore
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)