Form 10-Q
period 2026-06-30
REGENERON PHARMACEUTICALS, INC.
filed 2026-07-30
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of July 23, 2026:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,817,146
Common Stock, $.001 par value	101,137,842

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,455.8	$3,118.1
Marketable securities	5,538.8	5,487.1
Accounts receivable, net	6,565.4	5,741.1
Inventories	3,084.3	3,200.8
Prepaid expenses and other current assets	801.7	474.8
Total current assets	18,446.0	18,021.9

Marketable securities	9,828.3	10,260.6
Property, plant, and equipment, net	5,458.9	5,120.4
Intangible assets, net	1,309.8	1,257.4
Deferred tax assets	4,381.4	4,077.2
Other noncurrent assets	2,306.2	1,821.2
Total assets	$41,730.6	$40,558.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,159.3	$939.0
Accrued expenses and other current liabilities	2,966.5	2,876.4
Finance lease liabilities	720.0	—
Deferred revenue	684.8	553.0
Total current liabilities	5,530.6	4,368.4

Long-term debt	1,986.6	1,985.9
Finance lease liabilities	—	720.0
Deferred revenue	220.4	208.7
Other noncurrent liabilities	2,281.6	2,018.8
Total liabilities	10,019.2	9,301.8

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; shares issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2026 and 2025	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 138.0 in 2026 and 137.6 in 2025	0.1	0.1
Additional paid-in capital	14,700.6	13,995.0
Retained earnings	37,621.4	35,797.1
Accumulated other comprehensive (loss) income	(35.8)	77.5
Treasury Stock, at cost; 36.4 shares in 2026 and 33.7 shares in 2025	(20,574.9)	(18,612.8)
Total stockholders' equity	31,711.4	31,256.9
Total liabilities and stockholders' equity	$41,730.6	$40,558.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statements of Operations
Revenues:
Net product sales	$1,642.4	$1,631.0	$3,176.9	$3,046.6
Collaboration revenue	2,455.0	1,860.7	4,354.7	3,391.9
Other revenue	193.3	183.9	364.5	265.8
	4,290.7	3,675.6	7,896.1	6,704.3

Expenses:
Research and development	1,631.6	1,421.7	3,175.1	2,749.1
Acquired in-process research and development	127.0	10.0	228.9	22.3
Selling, general, and administrative	662.1	634.2	1,309.8	1,267.2
Cost of goods sold	360.7	275.6	734.1	541.1
Cost of collaboration and contract manufacturing	215.8	254.6	511.8	453.4
	2,997.2	2,596.1	5,959.7	5,033.1

Income from operations	1,293.5	1,079.5	1,936.4	1,671.2

Other income (expense):
Other income (expense), net	245.3	442.8	446.5	764.8
Interest expense	(11.0)	(3.6)	(23.9)	(12.3)
	234.3	439.2	422.6	752.5

Income before income taxes	1,527.8	1,518.7	2,359.0	2,423.7

Income tax expense	230.9	127.1	334.9	223.4

Net income	$1,296.9	$1,391.6	$2,024.1	$2,200.3

Net income per share - basic	$12.62	$13.24	$19.58	$20.78
Net income per share - diluted	$12.23	$12.81	$18.95	$20.02

Weighted average shares outstanding - basic	102.8	105.1	103.4	105.9
Weighted average shares outstanding - diluted	106.0	108.6	106.8	109.9

Statements of Comprehensive Income
Net income	$1,296.9	$1,391.6	$2,024.1	$2,200.3
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities	(48.0)	22.1	(113.8)	60.2
Gain on foreign currency translation	0.3	1.3	0.5	0.2
Comprehensive income	$1,249.2	$1,415.0	$1,910.8	$2,260.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2025	1.8	$—	137.6	$0.1	$13,995.0	$35,797.1	$77.5	(33.7)	$(18,612.8)	$31,256.9
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.3	—	167.0	—	—	—	—	167.0
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(29.1)	—	—	—	—	(29.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	21.5	—	—	—	2.5	24.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.0)	(803.2)	(803.2)
Dividends declared	—	—	—	—	—	(100.5)	—	—	—	(100.5)
Stock-based compensation charges	—	—	—	—	246.9	—	—	—	—	246.9
Net income	—	—	—	—	—	727.2	—	—	—	727.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(65.6)	—	—	(65.6)
Balance, March 31, 2026	1.8	—	137.9	0.1	14,401.3	36,423.8	11.9	(34.7)	(19,413.5)	31,423.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	43.4	—	—	—	—	43.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(7.7)	—	—	—	—	(7.7)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	21.1	—	—	—	3.1	24.2
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.7)	(1,164.5)	(1,164.5)
Dividends declared	—	—	—	—	—	(99.3)	—	—	—	(99.3)
Stock-based compensation charges	—	—	—	—	242.5	—	—	—	—	242.5
Net income	—	—	—	—	—	1,296.9	—	—	—	1,296.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(47.7)	—	—	(47.7)
Balance, June 30, 2026	1.8	$—	138.0	$0.1	$14,700.6	$37,621.4	$(35.8)	(36.4)	$(20,574.9)	$31,711.4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	1.8	$—	136.0	$0.1	$12,855.9	$31,672.9	$(7.9)	(28.2)	$(15,167.4)	$29,353.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	62.9	—	—	—	—	62.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(4.4)	—	—	—	—	(4.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	17.8	—	—	—	1.7	19.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.5)	(1,052.4)	(1,052.4)
Dividends declared	—	—	—	—	1.0	(97.2)	—	—	—	(96.2)
Stock-based compensation charges	—	—	—	—	258.9	—	—	—	—	258.9
Net income	—	—	—	—	—	808.7	—	—	—	808.7
Other comprehensive income, net of tax	—	—	—	—	—	—	37.0	—	—	37.0
Balance, March 31, 2025	1.8	—	136.1	0.1	13,192.1	32,384.4	29.1	(29.7)	(16,218.1)	29,387.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	28.9	—	—	—	—	28.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(5.4)	—	—	—	—	(5.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	19.2	—	—	—	3.3	22.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.9)	(1,069.9)	(1,069.9)
Dividends declared	—	—	—	—	1.1	(95.8)	—	—	—	(94.7)
Stock-based compensation charges	—	—	—	—	254.9	—	—	—	—	254.9
Net income	—	—	—	—	—	1,391.6	—	—	—	1,391.6
Other comprehensive income, net of tax	—	—	—	—	—	—	23.4	—	—	23.4
Balance, June 30, 2025	1.8	$—	136.2	$0.1	$13,490.8	$33,680.2	$52.5	(31.6)	$(17,284.7)	$29,938.9

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,024.1	$2,200.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246.9	262.0
Stock-based compensation expense	500.4	507.4
Gains on marketable and other securities, net	(86.9)	(389.9)
Other, net	110.5	(17.7)
Deferred income taxes	(290.4)	(274.3)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(837.3)	629.6
Increase in inventories	(1.6)	(194.8)
Increase in prepaid expenses and other assets	(517.7)	(410.2)
Increase (decrease) in deferred revenue	143.5	(125.2)
Increase in accounts payable, accrued expenses, and other liabilities	600.4	2.3
Total adjustments	(132.2)	(10.8)
Net cash provided by operating activities	1,891.9	2,189.5

Cash flows from investing activities:
Purchases of marketable and other securities	(4,706.0)	(5,394.4)
Sales or maturities of marketable and other securities	4,755.1	5,626.2
Capital expenditures	(470.8)	(448.3)
Payments for intangible assets	(99.9)	(230.0)
Net cash used in investing activities	(521.6)	(446.5)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	212.3	92.1
Payments in connection with Common Stock tendered for employee tax obligations	(80.8)	(9.9)
Repurchases of Common Stock	(1,963.7)	(2,102.9)
Dividends paid	(194.6)	(186.4)
Other	—	(10.3)
Net cash used in financing activities	(2,026.8)	(2,217.4)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.2)	1.0

Net decrease in cash, cash equivalents, and restricted cash	(657.7)	(473.4)

Cash, cash equivalents, and restricted cash at beginning of period	3,123.7	2,489.0

Cash, cash equivalents, and restricted cash at end of period	$2,466.0	$2,015.6

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
	January 1, 2027 for annual reporting periods and January 1, 2028 for interim reporting periods	Currently evaluating impact

2. Product Sales
Net product sales consist of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2026	2025	2026	2025
EYLEA HD®	U.S.	$596.3	$393.2	$1,064.7	$700.0
EYLEA®	U.S.	412.2	754.3	885.3	1,490.3
Total EYLEA HD and EYLEA	U.S.	1,008.5	1,147.5	1,950.0	2,190.3
Libtayo®	U.S.	342.6	247.8	628.7	440.3
Libtayo	Rest of world	146.8	128.7	298.9	221.3
Total Libtayo	Global	489.4	376.5	927.6	661.6
Praluent®	U.S.	74.7	65.8	141.3	122.6
Evkeeza®	U.S.	53.3	41.2	99.0	72.1
Lynozyfic®	Global	16.5	—	27.7	—
Other products	Global	—	—	31.3	—
		$1,642.4	$1,631.0	$3,176.9	$3,046.6
As of June 30, 2026 and December 31, 2025, the Company had $3.784 billion and $3.458 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that each accounted for more than 10% of total gross product revenue for the three and six months ended June 30, 2026 and 2025. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	45%	52%	45%	52%
Customer B	32%	24%	31%	24%

3. Collaboration, License, and Other Agreements
a. Sanofi
The Company is party to a global collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which currently consists of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab. Agreed-upon development expenses incurred by the Company and Sanofi are generally shared equally. Sanofi leads commercialization activities for products under the collaboration, subject to the Company's right to co-commercialize such products. The Company co-commercializes Dupixent in the United States and in certain countries outside the United States. The Company also supplies certain commercial bulk product to Sanofi. The parties equally share profits from sales within the United States, and share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron).
Amounts recognized in the Company's Statements of Operations in connection with its Sanofi collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2026	2025	2026	2025
Regeneron's share of profits	Collaboration revenue	$2,032.6	$1,282.1	$3,483.4	$2,300.2
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$141.7	$161.5	$296.0	$326.6
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(19.4)	$(18.0)	$(36.1)	$(33.5)
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$188.8	$194.0	$372.9	$353.2
As of June 30, 2026, the "development balance," which represented the Company's obligation to reimburse Sanofi for development expenses that were previously funded by Sanofi, was fully repaid and will no longer reduce Sanofi collaboration revenue beginning in the third quarter of 2026.
The following table summarizes contract balances in connection with the Company's Sanofi collaboration:

	June 30,	December 31,
(In millions)	2026	2025
Accounts receivable, net	$2,272.4	$1,610.6
Deferred revenue	$607.5	$442.3

b. Bayer
The Company is party to a license and collaboration agreement with Bayer for the development and commercialization of EYLEA 8 mg (aflibercept 8 mg) and EYLEA (aflibercept). Agreed-upon development expenses incurred by the Company and Bayer are generally shared equally. The Company is also obligated to use commercially reasonable efforts to supply clinical and commercial bulk product to Bayer.
Bayer is responsible for commercialization activities outside the United States, and the companies share equally in profits from such sales. Within the United States, the Company is responsible for commercialization and retains profits from such sales.
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2026	2025	2026	2025
Regeneron's share of profits	Collaboration revenue	$227.3	$383.4	$467.3	$700.7
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$48.9	$31.6	$96.2	$58.2
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)/Reduction of R&D expense	$(0.6)	$(5.6)	$0.4	$(15.0)
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	June 30,	December 31,
(In millions)	2026	2025
Accounts receivable, net	$223.4	$287.6
Deferred revenue	$276.9	$295.7
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
Acquired In-Process Research and Development ("IPR&D") Expenses
Acquired IPR&D expenses for the three and six months ended June 30, 2026 were $127.0 million and $228.9 million, respectively, and included up-front and opt-in payments in connection with collaboration and licensing agreements. In addition, Acquired IPR&D expenses for the six months ended June 30, 2026 included the premium on equity securities purchased and development milestone payments in connection with collaboration and licensing agreements.

4. Net Income Per Share
The calculations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income - basic and diluted	$1,296.9	$1,391.6	$2,024.1	$2,200.3

Weighted average shares - basic	102.8	105.1	103.4	105.9
Effect of dilutive securities:
Stock options	2.1	1.5	2.3	2.0
Restricted stock awards and restricted stock units	1.1	2.0	1.1	2.0
Weighted average shares - diluted	106.0	108.6	106.8	109.9

Net income per share - basic	$12.62	$13.24	$19.58	$20.78
Net income per share - diluted	$12.23	$12.81	$18.95	$20.02
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2026	2025	2026	2025
Stock options	4.9	6.3	4.9	6.2
Restricted stock awards and restricted stock units	—	1.0	—	1.0

5. Marketable Securities
Marketable securities as of June 30, 2026 and December 31, 2025 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of June 30, 2026	Cost Basis	Gains	Losses	Value
Corporate bonds	$10,768.4	$19.7	$(36.2)	$10,751.9
U.S. government and government agency obligations	3,317.6	1.0	(15.1)	3,303.5
Commercial paper	558.6	—	(0.3)	558.3
Certificates of deposit	304.4	—	(0.3)	304.1
Asset-backed securities	193.2	0.2	(0.3)	193.1
Sovereign bonds	78.5	0.1	(0.3)	78.3
	$15,220.7	$21.0	$(52.5)	$15,189.2

As of December 31, 2025
Corporate bonds	$10,141.0	$80.9	$(2.4)	$10,219.5
U.S. government and government agency obligations	4,352.2	15.2	(0.1)	4,367.3
Commercial paper	540.8	0.3	—	541.1
Certificates of deposit	265.7	0.2	—	265.9
Asset-backed securities	241.4	1.4	—	242.8
Sovereign bonds	76.3	0.5	—	76.8
	$15,617.4	$98.5	$(2.5)	$15,713.4
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of June 30, 2026 mature at various dates through December 2032. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	June 30,	December 31,
(In millions)	2026	2025
Maturities within one year	$5,538.8	$5,487.1
Maturities after one year through five years	9,643.1	10,224.8
Maturities after five years	7.3	1.5
	$15,189.2	$15,713.4

6. Fair Value Measurements
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
•Level 3 - Significant other unobservable inputs
The following tables summarize the Company's assets that are measured at fair value on a recurring basis:

(In millions)	Fair	Fair Value Measurements at Reporting Date
As of June 30, 2026	Value	Level 1	Level 2
Cash equivalents	$1,336.0	$1,205.3	$130.7
Available-for-sale debt securities:
Corporate bonds	10,751.9	—	10,751.9
U.S. government and government agency obligations	3,303.5	—	3,303.5
Commercial paper	558.3	—	558.3
Certificates of deposit	304.1	—	304.1
Asset-backed securities	193.1	—	193.1
Sovereign bonds	78.3	—	78.3
Equity securities(a)	177.9	177.9	—
	$16,703.1	$1,383.2	$15,319.9

As of December 31, 2025
Cash equivalents	$2,121.6	$1,127.7	$993.9
Available-for-sale debt securities:
Corporate bonds	10,219.5	—	10,219.5
U.S. government and government agency obligations	4,367.3	—	4,367.3
Commercial paper	541.1	—	541.1
Certificates of deposit	265.9	—	265.9
Asset-backed securities	242.8	—	242.8
Sovereign bonds	76.8	—	76.8
Equity securities	34.3	34.3	—
	$17,869.3	$1,162.0	$16,707.3

(a) Includes equity securities of $114.0 million as of June 30, 2026 which were subject to transfer restrictions that expire in December 2026
In addition to the investments summarized in the table above, the Company recorded the following investments within Other noncurrent assets:
•As of June 30, 2026 and December 31, 2025, $597.3 million and $334.0 million, respectively, of equity securities that do not have a readily determinable fair value. The change in carrying value of such investments was primarily the result of additional purchases.
•As of June 30, 2026 and December 31, 2025, equity and other securities held through ownership interest in an investment fund of $203.9 million and $147.5 million, respectively, which are primarily measured at fair value based on Level 3 inputs. The change in carrying value was primarily the result of additional purchases by the fund.

Other income (expense), net included net unrealized gains related to investments in equity securities that were still held as of the period end date of $61.4 million and $85.4 million for the three and six months ended June 30, 2026, respectively, and $249.8 million and $389.5 million for the three and six months ended June 30, 2025, respectively.

Other Fair Value Disclosures
The fair value of the Company's long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.561 billion and $1.576 billion as of June 30, 2026 and December 31, 2025, respectively. The carrying value was $1.987 billion as of June 30, 2026 and $1.986 billion as of December 31, 2025.
7. Inventories
Inventories consist of the following:

	June 30,	December 31,
(In millions)	2026	2025
Raw materials	$610.9	$641.5
Work-in-process	1,510.5	1,641.6
Finished goods	142.0	190.2
Deferred costs	820.9	727.5
	$3,084.3	$3,200.8
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company's effective tax rate was 15.1% and 8.4% for the three months ended June 30, 2026 and 2025, respectively, and 14.2% and 9.2% for the six months ended June 30, 2026 and 2025, respectively.
The Company's effective tax rate for the three and six months ended June 30, 2026 and 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, tax benefits from cross-border tax laws and federal tax credits for research activities, partly offset by changes in unrecognized tax benefits. In addition, the Company's effective tax rate for the three and six months ended June 30, 2025 was positively impacted by the release of liabilities associated with unrecognized tax benefits upon the settlement of the IRS audit of the Company's 2017 and 2018 federal income tax returns.
9. Stockholders' Equity
a. Share Repurchase Programs
The Company's board of directors has authorized share repurchase programs, including a share repurchase program for up to $3.0 billion of the Company's Common Stock which was authorized in April 2026. The programs have no time limit and can be discontinued at any time.
The table below summarizes the shares of the Company's Common Stock that the Company repurchased under its share repurchase programs and the cost of such shares, which were recorded as Treasury Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Number of shares	1.7	1.9	2.7	3.4
Total cost of shares	$1,164.5	$1,069.9	$1,967.7	$2,122.3
As of June 30, 2026, $2.534 billion remained available for share repurchases under the Company's share repurchase programs.

b. Dividends
In each of the first and second quarters of 2026, the Company's board of directors declared a quarterly cash dividend of $0.94 per share on its Common Stock and Class A Stock. Each quarterly dividend was paid to the Company's shareholders in the quarter in which the dividend was declared.
Additionally, in July 2026, the Company's board of directors declared a cash dividend of $0.94 per share on its Common Stock and Class A Stock. The dividend will be payable to the Company's shareholders in August 2026.
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2026	2025
Cash and cash equivalents	$2,455.8	$1,995.8
Restricted cash included in Other current assets	10.2	19.8
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,466.0	$2,015.6
Restricted cash consists of amounts held pursuant to contractual arrangements and for dividends payable on certain equity awards.
Supplemental disclosure of non-cash investing and financing activities

	June 30,	December 31,	June 30,	December 31,
(In millions)	2026	2025	2025	2024
Accrued capital expenditures	$182.4	$178.8	$126.1	$151.6
Accrued contingent consideration in connection with acquisitions	$67.2	$58.9	$53.6	$62.7

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

In addition to the significant expense categories included within consolidated net income presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Direct research and development expenses(a)	$539.2	$454.1	$1,037.8	$842.5

Indirect research and development expenses:
Payroll and benefits	460.4	449.4	944.5	901.1
Lab supplies and other research and development costs	71.5	64.9	130.8	124.9
Occupancy and other operating costs	182.0	158.6	352.9	313.0
Total indirect research and development expenses	713.9	672.9	1,428.2	1,339.0

Clinical manufacturing costs	404.7	337.0	768.9	647.3

Reimbursement of research and development expenses by collaborators	(26.2)	(42.3)	(59.8)	(79.7)

Total research and development expenses	$1,631.6	$1,421.7	$3,175.1	$2,749.1

(a) Direct research and development expenses are comprised primarily of costs paid to third parties for clinical development activities, and the portion of research and development expenses incurred by our collaborators that we are obligated to reimburse

12. Legal Matters
The Company is a party to legal proceedings that arise in the ordinary course of its business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company is unable to prevail in one or more of such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially adversely impacted.
The Company recognizes gain contingencies associated with such proceedings when the award or recovery is realized or realizable and loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of June 30, 2026 and December 31, 2025, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time. Costs associated with the Company's involvement in legal proceedings are expensed as incurred.
a. Proceedings Relating to EYLEA (aflibercept) Injection
(1) United States
In addition to the patent infringement proceedings in the United States alleging infringement of certain Company patents pertaining to EYLEA discussed below, certain of these patents have also been subject to post-grant proceedings before the United States Patent and Trademark Office.

On January 10, 2024, the Company filed a patent infringement lawsuit (as amended on January 7, 2026) against Amgen Inc. ("Amgen") in the United States District Court for the Central District of California (subsequently transferred to the United States District Court for the Northern District of West Virginia) alleging that Amgen's filing for U.S. Food and Drug Administration ("FDA") approval of an aflibercept 2 mg biosimilar infringed certain Company patents (as amended, the "2024 lawsuit"). On September 23, 2024, the court denied the Company's motion for a preliminary injunction, which decision was affirmed by the Federal Circuit on March 14, 2025. On June 17, 2025, the Company filed an additional patent infringement lawsuit against Amgen in the United States District Court for the Central District of California alleging that Amgen's continued commercialization of its aflibercept 2 mg biosimilar infringes the Company's U.S. Patent No. 12,331,099 (the "2025 lawsuit"). On September 12, 2025, Amgen filed its answer and counterclaims in the 2025 lawsuit alleging, among other things, that the Company obtained numerous patents fraudulently, rendering them unenforceable, and that obtaining and enforcing certain Company patents violated Section 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). On November 12, 2025, the Company filed a motion to dismiss certain of Amgen's affirmative defenses and counterclaims in the 2025 lawsuit, and an oral hearing on the motion was held on April 7, 2026. On March 9, 2026, Amgen filed its answer and counterclaims in the 2024 lawsuit; and, on April 20, 2026, the Company filed a motion to dismiss certain of Amgen's affirmative defenses and counterclaims in the 2024 lawsuit. On July 7, 2026, the court granted the Company's motion to dismiss Amgen's affirmative defenses and counterclaims challenged in the 2025 lawsuit with the exception of Amgen's prosecution delay affirmative defense and counterclaim.
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
(i) Europe
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
(II) Country-Specific Proceedings
The Company is also party to proceedings against various parties, including Sandoz Inc. ("Sandoz"), Sam Chun Dang Pharm. Co., Ltd ("Sam Chun Dang"), and/or their affiliated entities, before several European national courts. In Germany, in a January 2026 preliminary injunction proceeding, the Munich Regional Court issued a decision that found that Sandoz's aflibercept 2 mg biosimilar product infringes the Company's European Patent No. 2,364,691 (the "'691 Patent") and granted the Company's motion for a preliminary injunction, enjoining Sandoz from selling its aflibercept 2 mg biosimilar in Germany until the expiration of the '691 Patent. Following an appeal by Sandoz, in February 2026 the Munich Higher Regional Court suspended enforcement of, and the Company subsequently withdrew its request for, the preliminary injunction. In March–June 2026, the Company initiated patent infringement lawsuits in the Munich Regional Court against each of Sandoz and Sam Chun Dang alleging that their respective aflibercept 2 mg biosimilars infringe the '691 Patent and seeking damages for past infringement and injunctions to enjoin such parties and their commercialization partners from continuing to sell their respective aflibercept 2 mg biosimilars in Germany and several other countries in the European Union.
(ii) South Korea
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
On January 20, 2026, a qui tam plaintiff filed a complaint under seal against the Company and other pharmaceutical companies purportedly on behalf of the United States and various states. The complaint alleges violations of the federal Anti-Kickback Statute and other laws and asserts causes of action under the federal False Claims Act and various state laws relating to allegedly unlawful remuneration and assistance provided to prescribers. On May 22, 2026 and June 17, 2026, respectively, the United States and the applicable states notified the court of their decisions to decline to intervene in the case. On June 18, 2026, the United States District Court for the Central District of California unsealed the qui tam complaint. On July 20, 2026, the plaintiff filed an amended complaint.
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
h. Shareholder Derivative Complaint – Director Compensation
On July 22, 2025, an alleged shareholder filed a shareholder derivative complaint in the NY Supreme Court, naming the current non-employee members of the Company's board of directors, and the co-Chairs of the Company's board of directors (who also serve as Regeneron's President and Chief Executive Officer and Regeneron's President and Chief Scientific Officer, respectively) as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and/or were unjustly enriched when they approved and/or received allegedly excessive non-employee director compensation in 2024 and 2025, and that this allegedly excessive compensation was a waste of corporate assets. The complaint seeks damages in favor of Regeneron for the alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets; improvements to Regeneron's corporate governance and internal procedures; equitable relief, including restitution from the individual defendants; and award of the costs of the action, including attorneys' fees. An oral hearing on the Company's motion to dismiss the complaint was held on April 17, 2026. On June 22, 2026, plaintiff's counsel filed a motion to substitute the named plaintiff.
i. Class Action Civil Complaints
On January 7, 2025 (as amended on September 8, 2025 and October 30, 2025), a purported shareholder filed a putative class action civil complaint, on behalf of himself and all others similarly situated, in the SDNY against the Company and certain current and former executive officers of the Company. The second amended complaint asserts violations of federal securities laws in connection with statements or disclosures purportedly related to the conduct alleged in the March 2024 Civil Complaint discussed under "d. Department of Justice Matters" above as well as allegations relating to the launch of EYLEA HD. On July 10, 2025, the court appointed a lead plaintiff and lead counsel for the action. On November 17, 2025, the Company filed a motion to dismiss the second amended complaint. An oral hearing on the Company's motion to dismiss was held on June 25, 2026.
On July 16, 2026, a purported shareholder filed a putative class action civil complaint, on behalf of herself and all others similarly situated, in the SDNY against the Company and certain employees of the Company. The complaint asserts violations of federal securities laws in connection with statements or disclosures purportedly related to the Company's fianlimab clinical development program.
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

k. Dupixent Product Liability Litigation
Since 2025, a number of product liability lawsuits have been filed in various U.S. district and state courts against the Company and certain of Sanofi's affiliated entities claiming that Dupixent either caused or exacerbated the patients' T-cell lymphoma, and asserting causes of action under various state laws. On February 13, 2026, several of the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the "JPML") seeking to consolidate the federal lawsuits for coordinated pretrial proceedings. On June 4, 2026, the JPML issued an order transferring the federal lawsuits to the District of New Jersey for coordinated pretrial proceedings.
On July 17, 2026, two plaintiffs filed a putative class action lawsuit in the United States District Court for the District of Maryland, alleging that the Company failed to warn that Dupixent allegedly causes or is linked to the development of cutaneous T-cell lymphoma. The complaint asserts causes of action under various state laws and seeks damages and equitable relief, including the creation of a fund to finance Dupixent medical monitoring and treatment services.

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
Selected financial information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues	$4,290.7	$3,675.6	$7,896.1	$6,704.3
Net income	$1,296.9	$1,391.6	$2,024.1	$2,200.3
Net income per share - diluted	$12.23	$12.81	$18.95	$20.02
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

	Three Months Ended June 30,
	2026			2025			% Change
(In millions)	U.S.	ROW(f)	Total	U.S.	ROW	Total	(Total Sales)
Dupixent(a)	$4,561.1	$1,437.1	$5,998.2	$3,205.0	$1,139.6	$4,344.6	38%
EYLEA HD(b)	$596.3	$366.3	$962.6	$393.2	$241.7	$634.9	52%
EYLEA(b)	$412.2	$300.2	$712.4	$754.3	$736.0	$1,490.3	(52%)
Total EYLEA HD and EYLEA	$1,008.5	$666.5	$1,675.0	$1,147.5	$977.7	$2,125.2	(21%)
Libtayo(c)	$342.6	$146.8	$489.4	$247.8	$128.7	$376.5	30%
Praluent(d)	$74.7	$190.9	$265.6	$65.8	$156.2	$222.0	20%
Kevzara(a)	$143.4	$62.5	$205.9	$95.7	$56.5	$152.2	35%
Lynozyfic	$16.2	$0.3	$16.5	$—	$—	$—	*
Other products(e)	$54.0	$30.6	$84.6	$42.1	$30.0	$72.1	17%

	Six Months Ended June 30,
	2026			2025			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
Dupixent(a)	$8,119.5	$2,758.8	$10,878.3	$5,834.4	$2,175.8	$8,010.2	36%
EYLEA HD(b)	$1,064.7	$698.8	$1,763.5	$700.0	$388.1	$1,088.1	62%
EYLEA(b)	$885.3	$696.4	$1,581.7	$1,490.3	$1,447.4	$2,937.7	(46%)
Total EYLEA HD and EYLEA	$1,950.0	$1,395.2	$3,345.2	$2,190.3	$1,835.5	$4,025.8	(17%)
Libtayo(c)	$628.7	$298.9	$927.6	$440.3	$221.3	$661.6	40%
Praluent(d)	$141.3	$370.0	$511.3	$122.6	$292.7	$415.3	23%
Kevzara(a)	$243.9	$106.8	$350.7	$168.5	$100.1	$268.6	31%
Lynozyfic	$26.9	$0.8	$27.7	$—	$—	$—	*
Other products(e)	$131.1	$59.9	$191.0	$73.2	$53.5	$126.7	51%

* Percentage not meaningful or greater than 100%
(a) Sanofi records global net product sales of Dupixent and Kevzara, and we record our share of profits in connection with global sales of such products within Collaboration revenue. Refer to "Results of Operations - Revenues - Sanofi Collaboration Revenue" below for such amounts.

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

Clinical Program	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA HD (aflibercept) 8 mg(a)			–Pre-filled syringe (U.S.) –RVO (Japan)	–Approved by European Commission ("EC") for RVO –Approved by U.S. Food and Drug Administration ("FDA") for extension of dosing intervals up to 20 weeks in wAMD and DME	–FDA decisions for pre-filled syringe
Cemdisiran(k) (RNAi therapeutic targeting C5) ± pozelimab(f) (antibody to C5)		–Geographic atrophy			–Report initial results from lead-in cohort of Phase 3 study in geographic atrophy (combination and cemdisiran monotherapy) (fourth quarter 2026)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit		–Asthma in pediatrics (2–5 years of age) –Chronic pruritus of unknown origin ("CPUO")	–CSU in pediatrics (2–11 years of age) (Japan)
–Approved by FDA for AFRS

–Approved by FDA and EC for CSU in pediatrics

–Approved by Japan's Ministry of Health, Labour and Welfare ("MHLW") for bullous pemphigoid

–Withdrew regulatory application in EU for bullous pemphigoid

–Phase 3 studies in lichen simplex chronicus did not meet primary endpoints

Kevzara (sarilumab)(b) Antibody to IL-6R	–Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)
Bremzalerbart-atisnolerbart (REGN5713-5715) Multi-antibody therapy to Bet v 1		–Birch allergy

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones
Freneslerbart-mevonlerbart(f) (REGN1908-1909) Multi-antibody therapy to Fel d 1		–Cat allergy			–Initiate second Phase 3 study in cat allergy (second half 2026)

Solid Tumor Oncology

Libtayo (cemiplimab)(f)(g) Antibody to PD-1	–Neoadjuvant CSCC –First-line NSCLC, BNT116(i) combination –Neoadjuvant NSCLC –Neoadjuvant hepatocellular carcinoma ("HCC")	–Early-stage CSCC (intralesional)	–Adjuvant and advanced CSCC (Japan)
Fianlimab(f) (REGN3767) (antibody to LAG-3) + Libtayo (cemiplimab)(f)	–Perioperative NSCLC –Perioperative melanoma –First-line metastatic head and neck squamous cell carcinoma	–First-line metastatic melanoma(e) –Adjuvant melanoma
–Reported that Phase 3 study versus pembrolizumab in first-line metastatic melanoma did not reach statistical significance for primary endpoint

–Phase 3 adjuvant melanoma study passed both pre-planned interim analyses conducted by Independent Data Monitoring Committee; study will continue to final analysis

–Phase 2 data in first-line advanced NSCLC did not support advancement to Phase 3
–Report results from Phase 3 study versus pembrolizumab in adjuvant melanoma (fourth quarter 2026)
Vidutolimod Immune activator targeting TLR9
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–Serous ovarian cancer –Advanced NSCLC(l)
REGN5668(p) Bispecific antibody targeting MUC16 and CD28	–Ovarian cancer

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones
Nezastomig (REGN5678) Bispecific antibody targeting PSMA and CD28	–Prostate cancer
Marlotamig (REGN7075) Bispecific antibody targeting EGFR and CD28	–Solid tumors
Davutamig (REGN5093) Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC

Hematology-Oncology

Ordspono (odronextamab) Bispecific antibody targeting CD20 and CD3	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–Lymphoma(c)(e) (multiple lines and settings)
Lynozyfic (linvoseltamab)(f) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma precursor and related conditions	–Multiple myeloma(c)(e) (multiple lines and settings)		–Reported positive data from Phase 1/2 trial in amyloid light chain amyloidosis; results presented at American Society of Clinical Oncology ("ASCO") 2026 Annual Meeting

Cardiometabolic/Internal Medicine

Cenvacibart (REGN7508) Antibody to Factor XI (catalytic domain)	–Thrombosis	–Venous thromboembolism ("VTE") after total knee replacement surgery –Cancer-associated VTE –Stroke prevention in atrial fibrillation ("SPAF") –Peripheral artery disease ("PAD")			–Initiate additional Phase 3 studies in anticoagulation (second half 2026)
Amrecibart (REGN9933) Antibody to Factor XI (A2 domain)	–Thrombosis	–SPAF –PAD			–Initiate additional Phase 3 studies in anticoagulation (second half 2026)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones
Mibavademab(f)(o) (REGN4461) Agonist antibody to leptin receptor ("LEPR")	–Functional hypothalamic amenorrhea
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	–Obesity(n)				–Report additional data from Phase 2 study in obesity (second half 2026)
Olatorepatide(q) (HS-20094) GLP-1/GIP receptor agonist	–Obesity				–Initiate Phase 3 program in obesity in patients with and without Type 2 diabetes (second half 2026)
Baloncibart (REGN7544) Antagonist antibody to NPR1	–Postural orthostatic tachycardia syndrome ("POTS") –Sepsis-induced hypotension
Rapirosiran (ALN-HSD)(k) RNAi therapeutic targeting HSD17B13	–Metabolic dysfunction-associated steatohepatitis ("MASH")
ALN-CIDEB(k) RNAi therapeutic targeting CIDEB	–MASH(e)
ALN-PNP(k) RNAi therapeutic targeting PNPLA3	–MASH
ALN-ANG3(k)(r) RNAi therapeutic targeting ANGPTL3	–Diabetic kidney disease
REGN13335 Antagonist antibody to PDGF-B	–Pulmonary arterial hypertension ("PAH")(c)

Neurology/Rare Diseases

Garetosmab(f) (REGN2477) Antibody to Activin A		–Fibrodysplasia ossificans progressiva ("FOP")(c)(d)(e)	–FOP (U.S. and EU)		–FDA decision on Biologics License Application ("BLA") (August 2026) and EC decision on Marketing Authorization Application ("MAA") (first half 2027) for FOP

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones
Cemdisiran(k) RNAi therapeutic targeting C5		–Generalized myasthenia gravis ("gMG")(c)	–gMG (U.S. and EU)		–FDA decision on New Drug Application ("NDA") (November 2026) and EC decision on MAA (second half 2027) for gMG
Cemdisiran(k) (RNAi therapeutic targeting C5) + pozelimab(f) (antibody to C5)		–Paroxysmal nocturnal hemoglobinuria ("PNH")(c)			–Report results from Phase 3 study in PNH (fourth quarter 2026)
Mibavademab(f) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(c)(d)(e) –Monogenic obesity
Nexiguran ziclumeran (nex-z)(j) TTR gene knockout using CRISPR/Cas9		–Transthyretin amyloidosis with cardiomyopathy ("ATTR-CM")(c)(m) –Hereditary transthyretin amyloidosis with polyneuropathy ("ATTRv-PN")(c)(m)		–FDA removed clinical hold on Phase 3 trials in ATTR-CM and ATTRv-PN
Otarmeni (lunsotogene parvec, formerly known as DB-OTO) AAV-based gene therapy	–Hearing loss due to variants of otoferlin ("OTOF") gene(c)(e)(m) (pivotal study)		–Hearing loss associated with variants in OTOF gene (EU and Japan)	–Approved by FDA for hearing loss associated with variants in OTOF gene	–EC decision on MAA for hearing loss associated with variants in OTOF gene (first quarter 2027)
ALN-SOD(s) RNAi therapeutic targeting SOD1	–Amyotrophic lateral sclerosis (ALS)

Note: We and Sanofi have discontinued further clinical development of itepekimab, an antibody to IL-33, in COPD, CRSwNP, and chronic rhinosinusitis without nasal polyposis ("CRSsNP"). In addition, we have discontinued further clinical development of REGN7999, an antibody to TMPRSS6, which was previously being studied in iron overload in beta-thalassemia.

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
(r) Studied as monotherapy and in combination with Evkeeza (evinacumab)
(s) In collaboration with Alnylam. Study on clinical hold in the U.S. by the FDA; continuing to enroll ex-U.S.

Additional Information - Clinical Development Programs
EYLEA HD
The Company is working with the FDA and multiple third-party filling manufacturers to potentially achieve regulatory approval for the pre-filled syringe by the end of 2026.
Select Early-Stage Clinical Development Updates
In 2026, a Phase 1 study for REGN20423, a long-acting IL-13 antibody, in healthy volunteers and patients with atopic dermatitis was initiated.
Recent Developments – U.S. Government Agreements
In April 2026, we announced agreements with the U.S. government (the "U.S. Government Agreements") pursuant to which we have agreed, among other matters, to provide certain of our products that we wholly own in the United States to the Medicaid program at prices no greater than prices determined based on benchmarking against a defined group of other developed countries ("Most-Favored-Nation Pricing"). We have also agreed to price certain future medicines in the United States at prices no greater than Most-Favored-Nation Pricing; to participate in a direct purchasing platform, TrumpRx.gov, that will allow eligible patients to purchase Praluent directly; and to provide our recently FDA-approved gene therapy Otarmeni™ for free in the United States. The U.S. Government Agreements further provide that Regeneron's products will not face tariffs as a result of the U.S. Department of Commerce's recent investigation under Section 232 of the Trade Expansion Act of 1962, as amended, through January 2029 so long as the Company continues its commitments to invest in manufacturing and research and development infrastructure in the United States.
Collaboration, License, and Other Agreements
Sanofi
We are party to a global collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which currently consists of Dupixent, Kevzara, and itepekimab. As described above, during 2026 we and Sanofi discontinued further clinical development of itepekimab.
Agreed-upon development expenses incurred by the parties are generally shared equally. Under our collaboration agreement, Sanofi records product sales for commercialized products, and we have the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and in certain countries outside the United States. We also supply certain commercial bulk product to Sanofi. We and Sanofi equally share profits from sales within the United States, and share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us).
Bayer
We and Bayer are parties to a license and collaboration agreement for the development and commercialization of EYLEA 8 mg and EYLEA. Agreed-upon development expenses incurred by the parties are generally shared equally. Bayer is responsible for commercialization activities outside the United States, and the companies share equally in profits from such sales.
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
For each target nominated, we provide Alnylam with a specified amount of funding at program initiation and at lead candidate designation. Under the terms of the collaboration, the parties perform discovery research until designation of lead candidates. Following designation of a lead candidate, the parties may further advance such lead candidate under either a co-development and co-commercialization collaboration agreement ("Co-Co Collaboration Agreement") or a license agreement. The target nomination period of the collaboration agreement ended in May 2026.

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
Hansoh
We have licensed from Hansoh Pharmaceuticals Group Company Limited the development and commercial rights for olatorepatide (a dual GLP-1/GIP receptor agonist) outside of mainland China, Hong Kong, and Macau. Under the terms of the agreement, we made an $80.0 million up-front payment in July 2025. In addition, we are obligated to make additional payments upon achievement of development, regulatory, and sales milestones, as well as pay a low double-digit royalty on sales.
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
Parabilis
In May 2026, we entered into a collaboration agreement with Parabilis Medicines to discover and develop multiple therapeutic candidates based on Parabilis’ Helicon™ peptide platform. Under the terms of the agreement, we made a $50.0 million up-front payment and purchased $75.0 million of Parabilis common stock. We will lead development and commercialization, and Parabilis will be eligible to receive milestone payments for development, regulatory and commercial milestones, as well as tiered royalties up to low double-digits on sales. Under the terms of the agreement, additional targets may be pursued upon additional option payments made by us.
General
Our ability to generate profits and to generate positive cash flow from operations over the next several years depends significantly on the success in commercializing our products, including EYLEA HD and Dupixent. We expect to continue to incur substantial expenses related to our research and development activities, and our research and development activities and related costs are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our products; the scope and progress of our research and development efforts; the timing of certain expenses; the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators; and the amount of income tax expense we incur, which is partly dependent on the profits or losses in each of the countries in which we operate. There is uncertainty surrounding whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.
Results of Operations
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues	$4,290.7	$3,675.6	$7,896.1	$6,704.3
Operating expenses	2,997.2	2,596.1	5,959.7	5,033.1
Income from operations	1,293.5	1,079.5	1,936.4	1,671.2
Other income (expense)	234.3	439.2	422.6	752.5
Income before income taxes	1,527.8	1,518.7	2,359.0	2,423.7
Income tax expense	230.9	127.1	334.9	223.4
Net income	$1,296.9	$1,391.6	$2,024.1	$2,200.3

Net income per share - diluted	$12.23	$12.81	$18.95	$20.02
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025	$ Change	2026	2025	$ Change
Net product sales:
EYLEA HD - U.S.	$596.3	$393.2	$203.1	$1,064.7	$700.0	$364.7
EYLEA - U.S.	412.2	754.3	(342.1)	885.3	1,490.3	(605.0)
Total EYLEA HD and EYLEA - U.S.	1,008.5	1,147.5	(139.0)	1,950.0	2,190.3	(240.3)
Libtayo - U.S.	342.6	247.8	94.8	628.7	440.3	188.4
Libtayo - ROW	146.8	128.7	18.1	298.9	221.3	77.6
Total Libtayo - Global	489.4	376.5	112.9	927.6	661.6	266.0
Praluent - U.S.	74.7	65.8	8.9	141.3	122.6	18.7
Evkeeza - U.S.	53.3	41.2	12.1	99.0	72.1	26.9
Lynozyfic - Global	16.5	—	16.5	27.7	—	27.7
Other products - Global	—	—	—	31.3	—	31.3
Total net product sales	$1,642.4	$1,631.0	$11.4	$3,176.9	$3,046.6	$130.3

Collaboration revenue:
Sanofi	$2,174.3	$1,443.6	$730.7	$3,779.4	$2,626.8	$1,152.6
Bayer	276.2	415.0	(138.8)	563.5	758.9	(195.4)
Other	4.5	2.1	2.4	11.8	6.2	5.6
Other revenue	193.3	183.9	9.4	364.5	265.8	98.7
Total revenues	$4,290.7	$3,675.6	$615.1	$7,896.1	$6,704.3	$1,191.8

Net Product Sales
Net product sales of EYLEA HD increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to higher sales volumes, partly offset by a lower net selling price.
Net product sales of EYLEA decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025, due to (i) lower sales volumes as a result of continued competitive pressures (as described below) and the continued transition of patients to EYLEA HD, and (ii) a lower net selling price.
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
Global net product sales of Libtayo increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to higher sales volumes.
Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Regeneron's share of profits	$2,032.6	$1,282.1	$3,483.4	$2,300.2
Reimbursement for manufacturing of commercial supplies(a)	141.7	161.5	296.0	326.6
Total Sanofi collaboration revenue	$2,174.3	$1,443.6	$3,779.4	$2,626.8

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Global net product sales of Dupixent and Kevzara are recorded by Sanofi, and we and Sanofi share profits on such sales.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Dupixent and Kevzara net product sales	$6,204.1	$4,496.8	$11,229.0	$8,278.8
Regeneron's share of collaboration profits in connection with commercialization of antibodies	$2,285.6	$1,496.7	$4,013.4	$2,676.9
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation(a)	(253.0)	(214.6)	(530.0)	(376.7)
Regeneron's share of profits	$2,032.6	$1,282.1	$3,483.4	$2,300.2

Regeneron's share of profits as a percentage of Dupixent and Kevzara net product sales	33%	29%	31%	28%

(a) The Sanofi development balance, which represented our obligation to reimburse Sanofi for development expenses that were previously funded by Sanofi, was fully repaid as of June 30, 2026 and will no longer reduce our share of profits beginning in the third quarter of 2026

The increase in our share of profits for the three and six months ended June 30, 2026, compared to the same periods in 2025, was driven by higher profits primarily associated with an increase in Dupixent net product sales.

Bayer Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Regeneron's share of profits	$227.3	$383.4	$467.3	$700.7
Reimbursement for manufacturing of commercial supplies(a)	48.9	31.6	96.2	58.2
Total Bayer collaboration revenue	$276.2	$415.0	$563.5	$758.9

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Bayer records net product sales of EYLEA 8 mg and EYLEA outside the United States, and we and Bayer share profits on such sales.
Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
EYLEA 8 mg and EYLEA net product sales outside the United States	$666.5	$977.7	$1,395.2	$1,835.5
Regeneron's share of collaboration profit from sales outside the United States	$242.4	$399.9	$497.8	$733.5
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation(a)	(15.1)	(16.5)	(30.5)	(32.8)
Regeneron's share of profits	$227.3	$383.4	$467.3	$700.7

Regeneron's share of profits as a percentage of EYLEA 8 mg and EYLEA net product sales outside the United States	34%	39%	33%	38%

(a) See "Collaboration, License, and Other Agreements - Bayer" above for additional details on our contingent reimbursement obligation
The decrease in our share of profits for the three and six months ended June 30, 2026, compared to the same periods in 2025, was driven by lower profits primarily associated with a decrease in EYLEA sales outside the United States.

Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Share of profits and royalties in connection with license and other agreements	$156.6	$108.6	$257.3	$172.0
Other(a)	36.7	75.3	107.2	93.8
Total other revenue	$193.3	$183.9	$364.5	$265.8

(a) Consists primarily of amounts earned in connection with manufacturing product for others; corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025	$ Change	2026	2025	$ Change
Research and development(a)	$1,631.6	$1,421.7	$209.9	$3,175.1	$2,749.1	$426.0
Acquired in-process research and development	127.0	10.0	117.0	228.9	22.3	206.6
Selling, general, and administrative(a)	662.1	634.2	27.9	1,309.8	1,267.2	42.6
Cost of goods sold	360.7	275.6	85.1	734.1	541.1	193.0
Cost of collaboration and contract manufacturing(b)	215.8	254.6	(38.8)	511.8	453.4	58.4
Total operating expenses	$2,997.2	$2,596.1	$401.1	$5,959.7	$5,033.1	$926.6

(a) Includes costs incurred net of any cost reimbursements from collaborators
(b) Includes costs incurred in connection with manufacturing drug supplies for collaborators and others
Operating expenses included stock-based compensation expense of $243.0 million and $251.7 million for the three months ended June 30, 2026 and 2025, respectively, and $500.4 million and $507.4 million for the six months ended June 30, 2026 and 2025, respectively.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2026	2025*	$ Change	2026	2025*	$ Change
Direct research and development expenses:
Fianlimab	$72.7	$47.9	$24.8	$115.0	$99.4	$15.6
Lynozyfic (linvoseltamab)	63.9	53.6	10.3	137.7	85.3	52.4
Ordspono (odronextamab)	49.3	42.8	6.5	97.9	69.0	28.9
Cenvacibart & amrecibart	44.9	11.1	33.8	78.1	20.1	58.0
Dupixent (dupilumab)	24.3	28.1	(3.8)	53.6	53.6	—
Pozelimab/cemdisiran	23.7	16.3	7.4	41.2	29.1	12.1
Itepekimab	23.6	34.5	(10.9)	45.4	62.8	(17.4)
Libtayo (cemiplimab)	15.7	18.5	(2.8)	35.4	39.3	(3.9)
Trevogrumab	11.5	23.6	(12.1)	27.8	39.1	(11.3)
Other product candidates in clinical development and other research programs	209.6	177.7	31.9	405.7	344.8	60.9
Total direct research and development expenses	539.2	454.1	85.1	1,037.8	842.5	195.3

Indirect research and development expenses:
Payroll and benefits	460.4	449.4	11.0	944.5	901.1	43.4
Lab supplies and other research and development costs	71.5	64.9	6.6	130.8	124.9	5.9
Occupancy and other operating costs	182.0	158.6	23.4	352.9	313.0	39.9
Total indirect research and development expenses	713.9	672.9	41.0	1,428.2	1,339.0	89.2

Clinical manufacturing costs	404.7	337.0	67.7	768.9	647.3	121.6

Reimbursement of research and development expenses by collaborators	(26.2)	(42.3)	16.1	(59.8)	(79.7)	19.9

Total research and development expenses	$1,631.6	$1,421.7	$209.9	$3,175.1	$2,749.1	$426.0

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Research and development expenses included stock-based compensation expense of $130.8 million and $139.0 million for the three months ended June 30, 2026 and 2025, respectively, and $265.9 million and $280.0 million for the six months ended June 30, 2026 and 2025, respectively.
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

Acquired In-Process Research and Development ("IPR&D") Expenses
Acquired IPR&D expenses for the three and six months ended June 30, 2026 included up-front and opt-in payments in connection with collaboration and licensing agreements. In addition, Acquired IPR&D expenses for the six months ended June 30, 2026 included the premium on equity securities purchased and development milestone payments in connection with collaboration and licensing agreements.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the six months ended June 30, 2026, compared to the same period in 2025, partly due to an increase in commercialization-related expenses and higher headcount and headcount-related costs, offset in part by lower charitable contributions to an independent non-profit patient assistance organization. Selling, general, and administrative expenses included stock-based compensation expense of $85.5 million and $91.8 million for the three months ended June 30, 2026 and 2025, respectively, and $174.7 million and $187.0 million for the six months ended June 30, 2026 and 2025, respectively.
Cost of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except gross margin on net product sales)	2026	2025	2026	2025
Cost of goods sold	$360.7	$275.6	$734.1	$541.1
Gross margin on net product sales(a)	78%	83%	77%	82%

(a) Gross margin on net product sales represents gross profit expressed as a percentage of total net product sales recorded by the Company. Gross profit is calculated as net product sales (see "Net Product Sales" section above) less cost of goods sold.

Gross margin on net product sales decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to unabsorbed manufacturing costs as a result of a temporary interruption of bulk manufacturing production at our facility in Limerick, Ireland, due to unanticipated facility repairs that commenced during the first quarter of 2026. As of June 30, 2026, bulk manufacturing production returned to normal levels. The interruption did not impact the availability of any of our products. See Part II, Item 1A. "Risk Factors - Risks Related to Manufacturing and Supply - Third-party service or supply failures, or other failures, business interruptions, or other disasters affecting our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, the manufacturing facilities of our collaborators or contract manufacturers, or the facilities of any other party participating in the supply chain, could adversely affect our ability to supply our products."
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025*	2026	2025*
Gains on marketable and other securities, net	$61.9	$250.0	$86.9	$389.9
Interest income	183.3	174.8	366.8	348.3
Other	0.1	18.0	(7.2)	26.6
Other income (expense), net	245.3	442.8	446.5	764.8
Interest expense	(11.0)	(3.6)	(23.9)	(12.3)
Total other income (expense)	$234.3	$439.2	$422.6	$752.5

* Certain prior year amounts have been reclassified to conform to the current year's presentation

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except effective tax rate)	2026	2025	2026	2025
Income tax expense	$230.9	$127.1	$334.9	$223.4
Effective tax rate	15.1%	8.4%	14.2%	9.2%
Our effective tax rate for the three and six months ended June 30, 2026 and 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, tax benefits from cross-border tax laws and federal tax credits for research activities, partly offset by changes in unrecognized tax benefits. In addition, our effective tax rate increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to the release of liabilities associated with unrecognized tax benefits upon the settlement of an IRS audit.
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	June 30,		December 31,
(In millions)	2026		2025	$ Change
Financial assets:
Cash and cash equivalents	$2,455.8		$3,118.1	$(662.3)
Marketable securities - current	5,538.8		5,487.1	51.7
Marketable securities - noncurrent	9,828.3		10,260.6	(432.3)
	$17,822.9		$18,865.8	$(1,042.9)

Working capital:
Current assets	$18,446.0		$18,021.9	$424.1
Current liabilities	5,530.6	*	4,368.4	1,162.2
	$12,915.4		$13,653.5	$(738.1)

Borrowings and finance lease liabilities:
Long-term debt	$1,986.6		$1,985.9	$0.7
Finance lease liabilities	$720.0	*	$720.0	$—

* The $720.0 million related to finance lease liabilities is classified within current liabilities as of June 30, 2026
As of June 30, 2026, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash

	Six Months Ended June 30,
(In millions)	2026	2025	$ Change
Cash flows provided by (used in):
Operating activities	$1,891.9	$2,189.5	$(297.6)
Investing activities	$(521.6)	$(446.5)	$(75.1)
Financing activities	$(2,026.8)	$(2,217.4)	$190.6
Cash Flows from Investing Activities
Capital expenditures for the six months ended June 30, 2026 included costs incurred in connection with the expansion of our research and support facilities at our Tarrytown, New York corporate headquarters, as well as costs associated with the expansion of our manufacturing facilities. We expect to incur capital expenditures of $1.030 billion to $1.100 billion for the full year of 2026, including in connection with the continued expansion of our facilities in Tarrytown, New York, and the continued expansion of our manufacturing facilities, including in connection with developing our property in Saratoga Springs, New York for production support activities and additional manufacturing capacity.
Cash Flows from Financing Activities
Share Repurchase Programs
Our board of directors has authorized share repurchase programs, including a share repurchase program for up to $3.0 billion of our Common Stock which was authorized in April 2026. The programs have no time limit and can be discontinued at any time. As of June 30, 2026, $2.534 billion remained available for share repurchases under the program.
Dividends
In each of the first and second quarters of 2026, our board of directors declared a quarterly cash dividend of $0.94 per share on our Common Stock and Class A Stock. Each quarterly dividend was paid to our shareholders in the quarter in which the dividend was declared.
Additionally, in July 2026, our board of directors declared a cash dividend of $0.94 per share on our Common Stock and Class A Stock. The dividend will be payable on August 31, 2026 to our shareholders of record as of August 18, 2026.
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026). There have been no material changes to critical accounting estimates during the six months ended June 30, 2026.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Condensed Consolidated Financial Statements included in this report for a description of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026). There have been no material changes to our market risks or to our management of such risks as of June 30, 2026.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Product reimbursement and coverage policies and practices, pricing regulations and requirements, and our pricing strategy could change due to various factors (including those beyond our control), such as drug price control measures that have been or may be enacted or introduced in the United States by various federal and state authorities or agreements we have entered into or may in the future enter into with the U.S. government or other governmental authorities.
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
We are substantially dependent on revenues derived from net product sales of EYLEA HD and EYLEA. Net product sales of these products have historically represented a substantial portion of our revenues, and we expect net sales of these products to continue to be a significant contributor to our revenues and operating results, with an increasing dependence on EYLEA HD relative to our historical dependence on EYLEA. For the six months ended June 30, 2026 and 2025, our aggregate EYLEA HD and EYLEA net product sales in the United States represented 25% and 33% of our total revenues, respectively. For the six months ended June 30, 2026, EYLEA HD U.S. net product sales represented 55% of our aggregate EYLEA HD and EYLEA U.S. net product sales. If we experience difficulty with the commercialization of EYLEA HD or EYLEA in the United States or if Bayer experiences any difficulty with the commercialization of EYLEA HD or EYLEA outside the United States beyond what has been experienced to date as described below, if EYLEA HD net product sales do not sufficiently offset any sustained decline of EYLEA net product sales in or outside the United States, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed.
Commercialization of EYLEA HD and EYLEA in the United States and elsewhere is subject to significant competition (as described further below under "The commercial success of our products and product candidates is subject to significant competition"), which we expect to continue to increase in the future. For the three and six months ended June 30, 2026, EYLEA U.S. net product sales declined by 45% and 41%, respectively, compared to the corresponding periods in 2025 as a result of competitive pressures and other factors described under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations." Following the expiration of the U.S. regulatory exclusivity period for EYLEA in May 2024, several biosimilar versions of EYLEA have been approved by the FDA, and one such product has launched in the United States. EYLEA and/or EYLEA HD net product sales recorded by us are likely to continue to be negatively impacted by biosimilar competition in the United States, including competition from additional biosimilar versions of EYLEA expected to launch in the United States in the near future, which may have a material adverse impact on our results of operations. In addition, we expect that competition for EYLEA and/or EYLEA HD outside the United States will continue to increase as biosimilar versions of EYLEA (including those already approved but not yet launched) are brought to market in additional countries, which may continue to negatively impact the amount of collaboration revenue we earn from Bayer. While the FDA recently approved EYLEA HD for the treatment of RVO and for additional dosing regimens and we continue to work toward FDA approval of the EYLEA HD pre-filled syringe as discussed under Part I, Item 2. "Management's Discussion and

Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs - EYLEA HD," there can be no assurance that these enhancements (including potential FDA approval of the EYLEA HD pre-filled syringe) will help accelerate any potential future growth of EYLEA HD net product sales. The degree to which EYLEA HD net product sales may offset further potential decreases in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
We also are substantially dependent on our share of profits from the commercialization of Dupixent under our collaboration with Sanofi (the "Antibody Collaboration"). For the six months ended June 30, 2026 and 2025, Sanofi collaboration revenue (most of which is attributable to our share of profits from the commercialization of Dupixent) represented 48% and 39% of our total revenues, respectively. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition may be materially harmed.
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
•sufficient coverage of, and reimbursement or copay assistance for, our marketed products by third-party payors and other third parties, including Medicare and Medicaid in the United States and other government and private payors in the United States and foreign jurisdictions, as well as U.S. and foreign payor restrictions on eligible patient populations and the reimbursement process (including drug price control measures that have been or may be enacted or introduced in the United States by various federal and state authorities or agreements we have entered into or may in the future enter into with the U.S. government or other governmental authorities);
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
We and our collaborators are subject to significant ongoing regulatory obligations and oversight with respect to the products we or they commercialize in the United States, EU, Japan, and other countries. If we or our collaborators fail to maintain regulatory compliance or satisfy other obligations for such products (including because the product does not meet the relevant endpoints of any required post-approval studies (such as those required under an accelerated approval by the FDA or other similar type of approval), or for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug and biological products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, or obtain regulatory approval for our product candidates, we will not be able to market or sell them; and if we do not obtain approvals for new indications for our marketed products, we may not be able to realize the full commercial potential of such products. Any of the foregoing may materially and negatively impact our business, prospects, operating results, and financial condition."), the applicable marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales" below.
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
As our currently marketed products and our product candidates are biologics, genetics medicines, peptides, or other complex therapeutics, bringing them to market may cost more than bringing traditional, small-molecule drugs to market due to the complexity associated with the research, development, production, supply, and regulatory review of such products. Given cost sensitivities in many healthcare systems, our currently marketed products and product candidates are likely to be subject to continued pricing pressures, which may have an adverse impact on our business, prospects, operating results, and financial condition.
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
In many countries outside the United States, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our marketed products in those countries. In some of these countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country, and may take into account the clinical effectiveness, cost, and service impact of existing, new, and emerging drugs and treatments. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect limitations on the profitability of the medicinal product placed on the market. In addition, in many countries outside the United States, we or our collaborators must participate in a tender process for public procurement of our products, and any failure to obtain acceptable pricing in the tender process could adversely affect our business. Our results of operations may suffer if we or our collaborators are unable to market our products in countries outside the United States or if coverage and reimbursement for our marketed products in such countries is limited or delayed. As discussed below under "If we are unable to maintain or establish sufficient commercial capabilities outside the United States for products we currently commercialize or co-commercialize, or intend to commercialize or co-commercialize in the future, outside the United States, our business, prospects, operating results, and financial condition may be adversely affected," we will need to manage these and other commercialization-related risks in order for us to successfully maintain and/or further develop sufficient commercial capabilities outside the United States.
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

Further, there have been several recent U.S. Congressional inquiries, executive orders, and recently approved or proposed federal and state legislation, regulations, and policies (in addition to those already in effect) designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs. Notably, in 2022 the U.S. Congress passed the Inflation Reduction Act ("IRA"), which includes, among other items, provisions regarding the following:
•Implementation of a Medicare Drug Price Negotiation Program (the "Medicare Drug Price Negotiation Program"). The Medicare Drug Price Negotiation Program requires the government to set prices for select high-expenditure drugs covered under Medicare Parts B and D. Since 2023 and 2026, the government has been in the process of selecting Part D and Part B drugs, respectively, for inclusion in the Medicare Drug Price Negotiation Program, with established prices for the first cycle of selected Part D drugs having gone into effect at the beginning of 2026 and established prices for the first cycle of selected Part B drugs slated to go into effect in 2028, in each case absent certain disqualifying events.
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
It is currently unclear whether and to what extent the Medicare Drug Price Negotiation Program or the other policy changes described above will ultimately impact reimbursement levels of our marketed products covered under Medicare Part B or Medicare Part D, or our product candidates that may be covered under Medicare Part B or Medicare Part D in the future.
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
In April 2026, in response to the May 2025 executive order described above and a related letter that we and certain other pharmaceutical companies received from President Trump, we entered into the U.S. Government Agreements, pursuant to which we have agreed, among other matters, to provide certain of our products that we wholly own in the United States to the Medicaid program, and to price certain future medicines in the United States, at prices no greater than Most-Favored-Nation Pricing. The U.S. Government Agreements further provide that Regeneron's products will not face tariffs as a result of the investigation under Section 232 of the Trade Expansion Act of 1962, as amended ("Section 232"), through January 2029 so long as the Company continues its commitments to invest in manufacturing and research and development infrastructure in the United States. The U.S. Government Agreements will likely result, and any potential future agreements with government entities could also result, in reduced prices and reimbursement for certain of our current and future marketed products and may impact our results of operations. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments – Agreement with the U.S. Government." We also remain subject to any current or future pricing mandates implemented outside the United States, and it is possible that current or future pricing regulations may have a material impact on our business and results of operations.
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
EYLEA HD and EYLEA. EYLEA HD and EYLEA face significant competition in the marketplace. For example, each of EYLEA HD and EYLEA competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); and a biosimilar version of Lucentis commercialized in the United States by Harrow, Inc. In addition, biosimilar versions of EYLEA have been approved and/or launched both in and outside the United States, including Amgen's Pavblu™ (aflibercept-ayyh) in the United States. We are aware of several other companies developing biosimilar versions of EYLEA, EYLEA HD, and/or other approved anti-VEGF treatments. We expect that biosimilar competition for EYLEA will continue to increase as additional biosimilar versions of EYLEA are launched in the United States and other countries, the timing of which will depend on, among other factors, the outcome of the pending patent litigation proceedings and the settlement terms of the previously pending litigation proceedings (including those described in Note 12 to our Condensed Consolidated Financial Statements included in this report) and the expiration of the patents protecting EYLEA (including those set forth under Part I - Item 1. "Business - Patents, Trademarks, and Trade Secrets" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026)). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA HD's and EYLEA's respective indications, and we are aware of another company with an ophthalmic formulation of such product that has been approved in the United States and the EU. In DME and RVO, EYLEA HD and EYLEA also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA HD's and EYLEA's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
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
Other marketed products. There is significant actual and potential future competition for other products marketed or otherwise commercialized by us and/or our collaborators under our collaboration agreements with them. For example, Lynozyfic faces significant actual and potential future competition from other bispecific antibodies and CAR-T cell therapies targeting BCMA, GPRC5D, and/or other targets that are currently approved or in development for the treatment of relapsed/refractory multiple myeloma. In addition, there are several companies that are marketing and/or developing antibodies or other molecules (such as small interfering RNA molecules, or siRNAs, and oral small molecules) against PCSK9, ANGPTL3 and IL-6 and/or IL-6R, which currently (or, for product candidates in development, may in the future if approved) treat the same conditions as Praluent, Evkeeza, and Kevzara, respectively.
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For each of the six months ended June 30, 2026 and 2025, our product sales to two distributor customers accounted on a combined basis for 76% of our total gross product revenue. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of our products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of our products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and PBMs, or further consolidation among the healthcare providers served or operated by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
If we are unable to maintain or establish sufficient commercial capabilities outside the United States for products we currently commercialize or co-commercialize, or intend to commercialize or co-commercialize in the future, outside the United States, our business, prospects, operating results, and financial condition may be adversely affected.
While we have made progress with establishing commercial capabilities in certain jurisdictions outside the United States in recent years (primarily in connection with our acquisition of the worldwide rights to Libtayo in 2022), our commercial capabilities and experience with commercializing products outside the United States (as well as obtaining and/or maintaining regulatory approvals and securing pricing and reimbursement for our products outside the United States) are still somewhat limited. There may be other circumstances in which we need to establish further commercial capabilities outside the United States, including because we decide to commercialize other products independently; we are unable to find an appropriate collaborator; or an existing collaborator decides to opt out or breaches its obligations to us with respect to a particular product.

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
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs and biologics includes standard review and priority review. While the FDA has performance goals that provide for action on NDA and BLA submissions by certain deadlines, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. The FDA's review of our regulatory submissions has in the past been delayed, and may be delayed in the future, due to the FDA's request for additional information or for other reasons, including those beyond our control (such as recent changes in FDA leadership, the 2025 reduction in staffing at the FDA, and any future reductions of staffing or other resources at the FDA, as discussed further below).
The functioning of the FDA is affected by a variety of factors, such as shifting government priorities, budgets and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory, and policy changes impacting HHS, the FDA, or other HHS agencies. U.S. policy changes have recently been implemented at a rapid pace, and additional changes may occur. For example, there have been recent efforts to reduce the size and budgets of U.S. government agencies, downsize the federal workforce, and restructure parts of the executive branch of the federal government. These efforts have directly or indirectly impacted agencies that support research and development activities or are otherwise important to our business, including the HHS and the FDA. There have also been ongoing senior leadership changes at the HHS and the FDA. If legislation, administrative action, changes in policy, or the continued loss of experienced senior leadership and career staff prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to provide feedback on our clinical programs, meet with or engage in other informal interactions with us, and review and process our regulatory submissions (including our pending regulatory submissions) in a timely manner. These developments may also reduce the FDA's capacity to engage in pre-approval or guidance meetings or meetings to negotiate labeling or post-marketing commitments. Furthermore, changes in FDA personnel and policy (such as those referenced above) may negatively impact the transparency of agency actions, lead to modifications in FDA approval requirements and related FDA review and approval delays, and alter the FDA's existing guidance pertinent to the development strategy for our products and product candidates. In addition, the U.S. government has shut down multiple times in the recent past and certain regulatory agencies, such as the FDA, have had to furlough employees and stop some of their activities. A prolonged government shutdown or a widespread freeze on federal funding could significantly impact the ability of the FDA to timely review and process our regulatory submissions or cause other agencies that support the FDA to slow their work. Any such factors could have a material adverse effect on our business.
If we believe we meet eligibility requirements, we may apply for various regulatory incentives in the United States, such as breakthrough therapy designation, fast track designation, accelerated approval, priority review, or the Commissioner's National Priority Voucher (CNPV) program, where potentially available, that serve to expedite drug development and/or review, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not product candidates qualify for such regulatory incentives and benefits, and we may fail to obtain beneficial regulatory designations from the FDA or other regulatory agencies. Even if obtained, such designations may not result in faster development processes, reviews, or approvals compared to drugs or biologics considered for approval under conventional FDA procedures. In addition, the FDA may later decide that any of our development programs no longer meets the conditions for a beneficial regulatory designation (including due to factors beyond our control, such as intervening competitive developments) or decide that the time period for FDA review or approval will not be shortened. FDA guidance relating to accelerated approval of oncology therapeutics indicates that a confirmatory trial for a particular oncology product candidate should be underway when the related marketing application is submitted to the FDA and also states that the FDA may require that a confirmatory trial for a particular oncology product candidate be well underway, if not fully enrolled, by the time of the accelerated approval action. Application of this guidance and related rules to our product candidates may result in a delay of the FDA review and approval process despite any earlier beneficial regulatory designation such product candidates may have received. For example, in March 2024, the FDA issued CRLs concerning our BLA for odronextamab for the treatment of relapsed/refractory FL and DLBCL due to the enrollment status of confirmatory Phase 3 trials, which, along with the July 2025 CRL discussed below, has delayed the potential FDA approval of odronextamab.

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
Before approving a new drug or biological product, the FDA and such comparable foreign regulatory authorities require that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. Additionally, manufacturers of drugs and biological products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to any commitments made in the applicable NDA or BLA. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, the manner in which such principles are implemented may not be specifically delineated, which can be challenging as the FDA and comparable foreign regulatory authorities increasingly scrutinize compliance with these requirements and regulations. As a result, manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance with cGMP, the FDA and comparable foreign regulatory authorities can impose monetary penalties or other civil or criminal sanctions, including, among other things, refusal to approve a pending application for a new drug or biological product, or revocation of a pre-existing approval. We have recently received several CRLs from the FDA for regulatory submissions concerning our products or product candidates due to the FDA's findings from inspections at third-party manufacturers responsible for filling drug product. These include the July 2025 CRL concerning the BLA for odronextamab in relapsed/refractory FL, which has delayed further the potential FDA approval of odronextamab in this indication; and the October 2025 CRL concerning our regulatory application seeking approval of the EYLEA HD pre-filled syringe, which has delayed further the potential FDA approval of the EYLEA HD pre-filled syringe. For additional information, see "Risks Related to Manufacturing and Supply - Our or our collaborators' or contract manufacturers' failure to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates could result in incurring substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if regulatory approval is obtained, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval, and commercial sale and distribution of drugs and biologics in jurisdictions outside the United States. The foreign regulatory approval process is similarly a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements generally include the risks associated with FDA approval as well as jurisdiction-specific regulations. We and our collaborators must maintain regulatory compliance for the products we or they commercialize in jurisdictions outside the United States. From time to time, we may hold a product's marketing approval in a jurisdiction outside the United States where we have less experience and where our regulatory capabilities are more limited; for example, this is now the case for Libtayo in many jurisdictions outside the United States (including Europe and Japan) due to our acquisition of the worldwide rights to Libtayo in 2022. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities may ask for additional data in order to begin a clinical study, including Phase 3 clinical trials required to submit an MAA in the EU. In addition, such authorities often have the authority to require post-approval studies, such as a post-authorization safety study ("PASS") and/or a post-authorization efficacy study ("PAES"), which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in jurisdictions outside the United States before we can market that product or any other product in those jurisdictions.
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
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy; the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates); difficulty in enrolling and maintaining subjects in a clinical trial; clinical trial design that may make it impossible to enroll or retain a sufficient number of patients to achieve a statistically significant result or the desired level of statistical significance for the endpoint in question; lack of sufficient supplies of the product candidate or comparator drug; and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to Good Laboratory Practice requirements ("GLPs") or GCPs. Given the evolving standards of care for certain conditions, approval of a product candidate to treat such conditions may rely on clinical endpoints that are no longer fit-for-purpose, and there may not be a consensus between clinical trial sponsors (including us) and the FDA or other regulatory authorities as to which other endpoints are adequately validated as a substitute and should be sufficient as a basis for regulatory approval. Certain of these risks may be exacerbated as we pursue development of drugs generated by means other than our established "Trap" or VelociSuite technologies, such as siRNA gene silencing, genome editing, and targeted viral-based gene delivery and expression. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
Additionally, conducting clinical trials in countries outside the United States presents additional risks, including political and economic risks such as armed conflict and economic embargoes or boycotts. For example, we and our collaborators are currently conducting and may in the future conduct or initiate clinical trials with sites in Russia, Ukraine, and/or Israel. While we currently do not expect the Russia-Ukraine war, armed conflicts in the Middle East, or related developments to have a significant impact on our ability to obtain results from clinical trials conducted by us or our collaborators, further escalation (whether in these countries or surrounding areas) may adversely affect our ability to adequately conduct certain clinical trials and maintain compliance with relevant protocols due to, among other reasons, the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence, or other governmental action or other events that restrict movement. These developments may also result in our inability to access sites for monitoring or to obtain data or samples from affected sites or patients going forward. We could also experience disruptions in our supply chain or limits to our ability to provide sufficient investigational materials in such countries and surrounding regions. Clinical trial sites may suspend or terminate the trials being conducted and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in such trials. Alternative sites in these areas may not be available and we may need to find other countries to conduct the relevant trials. Furthermore, military action may prevent the FDA or other regulatory agencies from inspecting clinical sites in these countries. Such interruptions may delay our plans for clinical development and approvals for our product candidates.
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
Only a small minority of all research and development programs ultimately result in commercially successful products. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for particular product candidates in particular indications. Many companies in the biopharmaceutical industry, including our Company, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. For example, in May 2026, we announced that a Phase 3 trial evaluating fianlimab in combination with Libtayo in first-line metastatic melanoma did not reach statistical significance for its primary endpoint compared to pembrolizumab monotherapy. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness and/or safety concerns, and clinical trials evaluating our product candidates have failed to meet the relevant endpoints. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and/or analogous foreign regulatory authorities may deem the results insufficient for an approval. If concerns arise about the safety of a product candidate or non-compliance with the protocol or applicable regulatory requirements, the FDA or other regulatory authorities can delay or suspend a clinical trial by placing it on a full or partial "clinical hold" pending receipt of additional data or the satisfaction of other conditions. A clinical hold may require us to spend significant resources to address the underlying causes of the clinical hold and may result in a delay in the clinical program, which may be significant. In addition, if we are not able to successfully address such underlying causes or our response is not deemed adequate to lift the clinical hold, the clinical program may have to be terminated. Furthermore, changes in FDA personnel may alter the FDA's advice with respect to our development strategy and lead to delays or rejections of our clinical trial protocols or data. Any such clinical program delays or terminations may adversely affect our business.
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
Many of our products are used and some of our products and product candidates may be used, if approved, in combination with a drug-delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. For example, in the United States and the EU, EYLEA is approved in the 2 mg pre-filled syringe; and in the EU, EYLEA HD is approved in the 8 mg pre-filled syringe. The success of our products and product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application and the additional risks resulting from a product candidate's designation as a combination product discussed below, our product candidates used with such drug-delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. The FDA review process and criteria for such applications are not well established, which could also lead to delays in the approval process. The FDA has substantial discretion in the approval process and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a drug-delivery device. For example, in October 2025, the FDA issued a CRL for the regulatory application seeking approval of the EYLEA HD pre-filled syringe, which has delayed further the potential FDA approval of the EYLEA

HD pre-filled syringe. There can be no assurance that FDA approval of the EYLEA HD pre-filled syringe will be obtained in the currently anticipated time frame or at all. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs - EYLEA HD" for more information.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. Our ability to protect our trade secrets may be impaired by a number of risks and uncertainties, including those discussed under "Other Regulatory and Litigation Risks - The use of social media platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage," "Other Regulatory and Litigation Risks - There are inherent risks related to our increasing use of artificial intelligence-based solutions," and "Other Risks Related to Our Business - Significant disruptions of information technology systems or breaches of data security could adversely affect our business" below. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Certain of our U.S. patents (including those pertaining to our key products, such as EYLEA HD and EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. For example, in March 2026, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the "USPTO") instituted a post-grant review of U.S. Patent No. 12,168,036 relating to EYLEA HD. Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Similarly, such opposition proceedings are increasingly common in Europe and are costly to defend. For example, certain of our European patents, including those pertaining to EYLEA HD, EYLEA, and Dupixent, are subject to opposition proceedings before the European Patent Office (the "EPO") and/or patent offices of various European countries (see Note 12 to our Condensed Consolidated Financial Statements included in this report for additional information). We have pending patent applications in the USPTO, the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors.

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
The increased likelihood of generic and biosimilar competition has exacerbated the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce drug or biological product regulatory exclusivity and/or requirements to demonstrate biosimilarity. Due to this risk, and uncertainties regarding patent protection, the length of market exclusivity for any particular product we currently or may in the future commercialize is inherently uncertain. Biosimilar versions of EYLEA have been recently approved and/or launched in the United States, EU, and other jurisdictions, with additional biosimilar versions of EYLEA and/or EYLEA HD in development, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. As an EYLEA biosimilar has been launched in the United States following the expiration of the U.S. regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product could be approved by the FDA) in May 2024, EYLEA no longer has U.S. market exclusivity. Similarly, as EYLEA biosimilars have also been recently launched in certain jurisdictions outside the United States, EYLEA no longer has market exclusivity in those jurisdictions. In addition, as EYLEA HD does not benefit from regulatory exclusivity in the United States, market exclusivity for EYLEA HD in the United States is based solely on our patent rights pertaining to this product (which are subject to the risks and uncertainties discussed above under "If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed."). Any future loss of market exclusivity for a product would likely negatively affect revenues from product sales of that product and thus our financial results and condition and could have a material negative impact on our business.
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
Bulk drug materials are currently manufactured at our manufacturing facilities in Rensselaer, New York and Limerick, Ireland, as well as at our collaborators' and contract manufacturers' facilities. We and our collaborators and contract manufacturers would be unable to manufacture these materials if the relevant facility were to cease production due to regulatory requirements or actions, business interruptions, labor shortages or disputes, supply chain interruptions or constraints (including with respect to natural gas and other raw materials), contaminations, fire, climate change, natural disasters, acts of war or terrorism, or other problems. For example, during the first and second quarters of 2026, bulk manufacturing production at our facility in Limerick, Ireland was temporarily interrupted due to unanticipated facility repairs that commenced during the first quarter of 2026. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Operating Expenses" for more information, including the interruption's impact on our reported financial results.
Many of our products and product candidates are very difficult to manufacture. As our currently marketed products and our product candidates are biologics, genetics medicines, peptides, or other complex therapeutics, they require processing steps that are more difficult than those required for many other chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process (which may not be detectable by us or our collaborators in a timely manner), have led in the past and could lead in the future to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims, and/or insufficient inventory. Also, the complexity of our manufacturing process may make it difficult, time-consuming, and expensive to transfer our technology to our collaborators or contract manufacturers.
Certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of public health outbreaks, epidemics, or pandemics or other geopolitical developments, such as the armed conflicts between Russia and Ukraine and in the Middle East). Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or the BIOSECURE Act that was enacted into law in late 2025. See also "Other Regulatory and Litigation Risks - We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition" below. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates or advance our or our collaborators' preclinical research or clinical development programs, which could materially and adversely affect our business and future prospects.
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
The FDA regulates the marketing and promotion of our products, which must comply with the Food, Drug, and Cosmetic Act and applicable FDA implementing standards. The FDA's review of promotional activities includes healthcare provider-directed and direct-to-consumer ("DTC") advertising, certain communications regarding unapproved uses, industry-sponsored scientific and educational activities, and sales representatives' communications. In 2025, the current U.S. administration, HHS, and FDA announced an initiative intended to ensure transparency and accuracy in DTC prescription drug advertisements through a series of reforms that have included and are expected to continue to include FDA rulemaking, additional enforcement action, and expanded regulatory oversight of social media promotional activities. Failure to comply with applicable FDA requirements for advertising and promotional activities (including those that currently apply or may apply in the future to DTC advertising) may subject a company to adverse enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties or other consequences that could have a significant commercial impact, including warning letters, civil and criminal fines, and agreements that materially restrict the manner in which a company promotes or distributes a drug. Any such failures could also cause significant reputational harm. The applicable regulations in countries outside the U.S. grant similar powers to the competent authorities and impose similar obligations on companies.
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
As described above, the PPACA and potential regulations thereunder easing the entry of competing follow-on biologics into the marketplace, other new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business. In addition, it is expected that in 2026 the revised EU pharmaceutical legislative framework will be adopted and enter into force, with a transition regime until 2028. The revised EU legislative framework is expected to facilitate earlier generic and biosimilar market entry, including by generally reducing regulatory data protection and market exclusivity periods.
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
We have operations and conduct business in many countries outside the United States and have been significantly expanding the scope of these activities in existing and/or additional countries, including EU countries and Japan. For example, as discussed above, we now have commercial presence in many jurisdictions outside the United States, and we expect this commercial presence to continue to increase as we expand our commercialization activities for other products outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in countries outside the United States, particularly those in which we have not previously established operations, and many of these risks will increase as we expand our activities in such jurisdictions. These risks include:
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
•changes in the political or economic condition of a specific country or region, including as a result of the Russia-Ukraine war, or armed conflicts in the Middle East;
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
On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not confer the authority to impose tariffs. In response, the U.S. administration ceased collecting these duties and, on February 24, 2026, imposed a temporary 10% surcharge on imports from all trading partners under Section 122 of the Trade Act of 1974 ("Section 122"). This surcharge expired on July 24, 2026.
In addition, in April 2026, the United States imposed new tariffs on imports of patented pharmaceuticals and associated pharmaceutical ingredients under Section 232, which are set to become effective for certain companies on July 31, 2026, and for others on September 29, 2026. The Section 232 tariffs create a tiered structure with multiple rates depending on the country of origin, the importing company's status concerning onshoring and pricing agreements, and the nature of the product. The Section 232 tariffs implement all pharmaceutical-related commitments in existing U.S. trade deals. As discussed under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments –

U.S. Government Agreements," we have entered into the U.S. Government Agreements and thus have exemptions from the Section 232 tariffs through January 2029, subject to certain conditions.
Since March 11, 2026, the Office of the U.S. Trade Representative ("USTR") has initiated four new investigations under Section 301 of the Trade Act of 1974 ("Section 301") covering forced labor in supply chains; industrial overcapacity; intellectual property protection and enforcement concerns; and underpayment for certain pharmaceutical products. These investigations collectively target nearly 80 countries. As described below, the forced labor investigation has already resulted in new tariffs, effective July 24, 2026, and the remaining investigations could result in additional new tariffs impacting our business.
On July 23, 2026, USTR issued a notice of action in the Section 301 investigation into forced labor. As a result of this notice, tariffs of either 10% or 12.5%, effective July 24, 2026, apply to imports from 60 countries, including locations where we have operations, such as Canada, the European Union, India, Japan, and the United Kingdom. These tariffs essentially replace the 10% Section 122 surcharge that expired on July 24, 2026. USTR has provided a number of exemptions to the new tariffs, including exemptions for 700 specific articles used in pharmaceutical applications. While these exemptions limit the direct impact of the forced labor Section 301 tariffs on our import activities, some of our imports may not qualify for the exemptions and may be subject to the new tariffs. Additionally, because the scope, timing, and applicability of any tariffs resulting from the other ongoing Section 301 investigations remain uncertain, it is unclear what impact they may have on our supply chain and operations.
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
We are subject to income tax in the United States and foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from the applicable statutory tax rates and relative earnings in each taxing jurisdiction. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. Domestic or foreign taxing authorities have previously disagreed, and may in the future disagree, with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, tax assessments or judgments in excess of accrued amounts that we have estimated in preparing our financial statements may materially and adversely affect our reported effective tax rate or our cash flows. Further, other factors may adversely affect our effective tax rate, including changes in the mix of our profitability from country to country, tax effects of stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control), and changes in tax laws or regulations. For example, the OECD Pillar Two framework has influenced tax laws in countries in which we operate, including the implementation of minimum taxes. Changes to these or other laws and regulations or their interpretations, including those resulting from the "One Big Beautiful Bill Act" signed into law in 2025, could materially adversely impact our effective tax rate or cash flows.
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
We use social media to communicate about our products and our business. The misuse of social media platforms by our employees or third parties on which we rely in contravention of our social media policy or other legal or contractual requirements may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of sensitive data. Social media posts may also include statements about efficacy or adverse events related to our products or product candidates that could create reporting obligations or lead to regulatory scrutiny. Furthermore, negative, inaccurate, or misleading posts or comments about us or our products on social media or any online platform, including posts or comments generated using artificial intelligence ("AI"), could seriously damage our reputation, brand image, and goodwill.
There are inherent risks related to our increasing use of artificial intelligence-based solutions.
We are increasingly utilizing AI-based solutions in various facets of our research, development, and other operations and continue to explore further use cases for AI. The use of AI solutions by our employees or third parties on which we rely may lead to the impermissible use or public disclosure of sensitive data. AI systems may generate inaccurate, incomplete, misleading, or biased outputs that may not be readily detectable by users, or may produce unreliable outputs over time. Reliance on such outputs could result in errors, inefficiencies, compliance issues, or other adverse consequences. Employee use of unapproved AI tools could create ungoverned data flows, unmonitored compliance gaps, and data protection risks that are not visible until an adverse event occurs. In addition, the increasing use of agentic and autonomous AI systems may create additional operational, cybersecurity, compliance, and data protection risks. Failures in the design, governance, or monitoring of such systems could result in unauthorized actions, inaccurate and/or biased outputs, disruption of business processes, or unauthorized access to sensitive information.

In the United States and in many jurisdictions outside the United States, new regulations have recently passed or have been proposed to ensure the ethical use, privacy, and security of AI solutions and the data processed thereby. The misuse of AI solutions in contravention of our internal policies, data protection laws, other applicable laws, or contractual requirements may give rise to liability, lead to the loss of trade secrets or other intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators, or other third parties. Additionally, AI-assisted analysis or AI-generated content embedded in regulatory submissions may be challenged or require additional justification if the underlying methodology cannot be fully defended or if applicable regulatory guidance evolves. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our Common Stock.
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
We rely on support from Sanofi to develop, manufacture, and commercialize certain of our products and product candidates. With respect to the products and product candidates that we are co-developing with Sanofi under our Antibody Collaboration, Sanofi initially funds a portion of development expenses incurred in connection with the development of these products and product candidates. In addition, we rely on Sanofi to lead much of the clinical development efforts, assist with or lead efforts to obtain and maintain regulatory approvals, and lead the commercialization efforts for these products and product candidates.
If Sanofi terminates the Antibody Collaboration or fails to comply with its obligations thereunder, our business, prospects, operating results, and financial condition may be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our development efforts or cut back on such activities. If Sanofi does not perform its obligations with respect to the products and product candidates it is co-developing and/or co-commercializing with us, our ability to develop, manufacture, and commercialize these products and product candidates may be adversely affected. As described in Note 12 to our Condensed Consolidated Financial Statements included in this report, we have commenced the Antibody Collaboration Litigation against Sanofi and certain of its affiliated entities. It is not possible to determine what impact (if any) the Antibody Collaboration Litigation may have on the Antibody Collaboration and our business relationship with Sanofi, or whether we will be successful in the Antibody Collaboration Litigation. While we have some commercial presence outside the United States, our commercial capabilities outside the United States are still limited and would need to be further developed or outsourced for products commercialized under our Antibody Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to maintain or establish sufficient commercial capabilities outside the United States for products we currently commercialize or co-commercialize, or intend to commercialize or co-commercialize in the future, outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration may create substantial new and additional risks to the successful development and commercialization of the products and product candidates subject to such collaborations, particularly outside the United States.
If our collaboration with Bayer for EYLEA HD and EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to commercialize EYLEA HD and EYLEA outside the United States would be materially harmed.
We rely on Bayer with respect to the commercialization of EYLEA HD and EYLEA outside the United States. Bayer is responsible for obtaining and maintaining regulatory approval outside the United States, as well as providing all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA HD and EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to commercialize EYLEA HD and EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek another collaboration that might not be available on favorable terms or at all, and could cause significant issues for the commercialization of EYLEA HD and EYLEA outside the United States and result in substantial additional costs and/or lower revenues to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to maintain or establish sufficient commercial capabilities outside the United States for products we currently commercialize or co-commercialize, or intend to commercialize or co-

commercialize in the future, outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA HD and EYLEA.
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
The foregoing risks may be exacerbated as we periodically upgrade or enhance our information technology systems, including as part of our broader digital transformation efforts. For example, we are in the early stages of a multi-year project to implement a new enterprise resource planning ("ERP") system. Upgrading or implementing new business processes and information technology systems, including our new ERP system, requires the commitment of significant personnel, training, and financial resources, and includes risks to our business operations. If we do not successfully implement our new systems or other information technology systems improvements, or if there are delays or difficulties in implementing these systems, we may not realize anticipated productivity improvements or cost efficiencies, and we may experience operational difficulties and challenges in effectively managing our business, any of which could have a material adverse effect on our business, prospects, operating results, and financial condition.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of June 30, 2026, we had an aggregate of $2.707 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of June 30, 2026, we had $2.456 billion in cash and cash equivalents and $16.168 billion in marketable and other securities, as further described in Note 5 and Note 6 to our Condensed Consolidated Financial Statements included in this report. Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
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

The trading price of our Common Stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our Common Stock in the market. As discussed in greater detail under "Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings" below, a large percentage of our Common Stock is owned by a small number of our principal shareholders. As a result, the public float of our Common Stock (i.e., the portion of our Common Stock held by public investors, as opposed to the Common Stock held by our directors, officers, and principal shareholders) may be lower than the public float of other large public companies with broader public ownership. Therefore, the trading price of our Common Stock may fluctuate significantly more than the stock market as a whole. These factors may exacerbate the volatility in the trading price of our Common Stock and may negatively impact your ability to liquidate your investment in Regeneron at the time you wish at a price you consider satisfactory. Broad market fluctuations may also adversely affect the market price of our Common Stock. Securities class action litigation is often initiated against companies following periods of volatility in their stock price. For example, in July 2026, a putative class action civil complaint was filed against the Company and certain employees of the Company asserting violations of federal securities laws, as further described in Note 12 to our Condensed Consolidated Financial Statements included in this report. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation, which may harm our business, prospects, operating results, and financial condition.
Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2026, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 31.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2026. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will continue to repurchase shares of our Common Stock or continue to declare cash dividends.
In April 2026, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $2.534 billion remained available as of June 30, 2026). In 2025, our board of directors also initiated a quarterly cash dividend program. Any future share repurchases, share repurchase program authorizations, or dividend declarations will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. Our share repurchases and dividend payments may change from time to time, and we can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, in particular amounts, or at all, or that we will maintain or increase our quarterly cash dividend payments or declare future cash dividends. A reduction in our share repurchases or reduction in, or elimination of, our quarterly cash dividend payments could have an adverse effect on our stock price.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2026, holders of Class A Stock held 15.2% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2026:
•our current executive officers and directors beneficially owned 5.3% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of June 30, 2026, and 17.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of June 30, 2026; and

•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 31.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2026. In addition, these five shareholders plus our Chief Executive Officer held approximately 39.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2026.
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
•a staggered board of directors (which, pursuant to an amendment to our certificate of incorporation approved by shareholders in 2025, is in the process of being phased out, resulting in the annual election of all of our directors commencing with the 2028 annual meeting of shareholders);
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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended June 30, 2026. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (In millions)
4/1/2026–4/30/2026	396,630	$749.98	391,745	$3,394.4
5/1/2026–5/31/2026	616,594	$670.45	616,594	$2,981.0
6/1/2026–6/30/2026	729,343	$616.85	724,294	$2,534.2
Total(a)	1,742,567		1,732,633

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans

Item 5. Other Information
As disclosed in the table below, during the three months ended June 30, 2026, certain of our directors and/or executive officers adopted plans for trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(a)	Total Number of Securities to Be Sold Under the Plan
Andrew J. Murphy, Ph.D	Executive Vice President, Co-Chief Scientific Officer	5/7/2026	12/31/2027	84,000

(a) The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed
Item 6. Exhibits
(a)     Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the registrant's Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) the registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iii) the registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025; (iv) the registrant's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) the notes to the registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	July 30, 2026	By:	/s/ Christopher Fenimore

Christopher Fenimore
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)