Form 10-Q
period 2026-09-30
REGENERON PHARMACEUTICALS, INC.
filed 2026-10-30
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
(914) 847-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - par value $.001 per share	REGN	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The number of shares outstanding of each of the registrant's classes of common stock as of October 22, 2026:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,817,146
Common Stock, $.001 par value	101,630,713

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"Altibodies™," "ARCALYST®," "Evkeeza®," "EYLEA®," "EYLEA HD®," "Inmazeb®," "Libtayo®," "Lynozyfic®," "Ordspono™," "Otarmeni®," "Pasatru™," "Praluent®" (in the United States), "REGEN-COV®," "Regeneron®," "Regeneron Genetics Center®," "RGC®," "STEM-Fueled™," "Veloci-Bi®," "VelociGene®," "VelociHum®," "VelociMab®," "VelocImmune®," "VelociMouse®," "VelociSuite®," "VelociT®," "Veopoz®," and "ZALTRAP®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners. This report refers to products of Regeneron Pharmaceuticals, Inc., its collaborators, and other parties. Consult the product label in each territory for specific information about such products.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except per share data)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,659.1	$3,118.1
Marketable securities	5,642.0	5,487.1
Accounts receivable, net	7,578.6	5,741.1
Inventories	2,894.6	3,200.8
Prepaid expenses and other current assets	1,020.8	474.8
Total current assets	20,795.1	18,021.9

Marketable securities	9,557.4	10,260.6
Property, plant, and equipment, net	5,727.5	5,120.4
Intangible assets, net	1,315.5	1,257.4
Deferred tax assets	4,535.6	4,077.2
Other noncurrent assets	2,474.1	1,821.2
Total assets	$44,405.2	$40,558.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,140.3	$939.0
Accrued expenses and other current liabilities	3,592.0	2,876.4
Finance lease liabilities	720.0	—
Deferred revenue	749.8	553.0
Total current liabilities	6,202.1	4,368.4

Long-term debt	1,987.0	1,985.9
Finance lease liabilities	—	720.0
Deferred revenue	220.2	208.7
Other noncurrent liabilities	2,497.4	2,018.8
Total liabilities	10,906.7	9,301.8

Stockholders' equity:
Preferred Stock, par value $.01 per share; 30.0 shares authorized; shares issued and outstanding - none	—	—
Class A Stock, convertible, par value $.001 per share; 40.0 shares authorized; shares issued and outstanding - 1.8 in 2026 and 2025	—	—
Common Stock, par value $.001 per share; 320.0 shares authorized; shares issued - 138.5 in 2026 and 137.6 in 2025	0.1	0.1
Additional paid-in capital	15,172.7	13,995.0
Retained earnings	39,471.8	35,797.1
Accumulated other comprehensive (loss) income	(197.5)	77.5
Treasury Stock, at cost; 36.9 shares in 2026 and 33.7 shares in 2025	(20,948.6)	(18,612.8)
Total stockholders' equity	33,498.5	31,256.9
Total liabilities and stockholders' equity	$44,405.2	$40,558.7

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statements of Operations
Revenues:
Net product sales	$1,805.3	$1,587.7	$4,982.2	$4,634.3
Collaboration revenue	3,000.5	1,968.4	7,355.2	5,360.3
Other revenue	310.0	198.2	674.5	464.0
	5,115.8	3,754.3	13,011.9	10,458.6

Expenses:
Research and development	1,794.7	1,475.0	4,969.8	4,224.1
Acquired in-process research and development	21.5	83.1	250.4	105.4
Selling, general, and administrative	677.8	657.8	1,987.6	1,925.0
Cost of goods sold	321.7	281.0	1,055.8	822.1
Cost of collaboration and contract manufacturing	251.9	240.6	763.7	694.0
Other operating (income) expense, net	—	(10.0)	—	(10.0)
	3,067.6	2,727.5	9,027.3	7,760.6

Income from operations	2,048.2	1,026.8	3,984.6	2,698.0

Other income (expense):
Other income (expense), net	246.5	755.8	693.0	1,520.6
Interest expense	(10.6)	(19.3)	(34.5)	(31.6)
	235.9	736.5	658.5	1,489.0

Income before income taxes	2,284.1	1,763.3	4,643.1	4,187.0

Income tax expense	335.4	303.3	670.3	526.7

Net income	$1,948.7	$1,460.0	$3,972.8	$3,660.3

Net income per share - basic	$19.16	$14.09	$38.65	$34.83
Net income per share - diluted	$18.45	$13.62	$37.37	$33.61

Weighted average shares outstanding - basic	101.7	103.6	102.8	105.1
Weighted average shares outstanding - diluted	105.6	107.2	106.3	108.9

Statements of Comprehensive Income
Net income	$1,948.7	$1,460.0	$3,972.8	$3,660.3
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on debt securities	(160.8)	15.7	(274.6)	75.9
(Loss) gain on foreign currency translation	(0.9)	0.8	(0.4)	1.0
Comprehensive income	$1,787.0	$1,476.5	$3,697.8	$3,737.2

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In millions)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2025	1.8	$—	137.6	$0.1	$13,995.0	$35,797.1	$77.5	(33.7)	$(18,612.8)	$31,256.9
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.3	—	167.0	—	—	—	—	167.0
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(29.1)	—	—	—	—	(29.1)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	21.5	—	—	—	2.5	24.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.0)	(803.2)	(803.2)
Dividends declared	—	—	—	—	—	(100.5)	—	—	—	(100.5)
Stock-based compensation charges	—	—	—	—	246.9	—	—	—	—	246.9
Net income	—	—	—	—	—	727.2	—	—	—	727.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(65.6)	—	—	(65.6)
Balance, March 31, 2026	1.8	—	137.9	0.1	14,401.3	36,423.8	11.9	(34.7)	(19,413.5)	31,423.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	43.4	—	—	—	—	43.4
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(7.7)	—	—	—	—	(7.7)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	21.1	—	—	—	3.1	24.2
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.7)	(1,164.5)	(1,164.5)
Dividends declared	—	—	—	—	—	(99.3)	—	—	—	(99.3)
Stock-based compensation charges	—	—	—	—	242.5	—	—	—	—	242.5
Net income	—	—	—	—	—	1,296.9	—	—	—	1,296.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(47.7)	—	—	(47.7)
Balance, June 30, 2026	1.8	—	138.0	0.1	14,700.6	37,621.4	(35.8)	(36.4)	(20,574.9)	31,711.4
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.6	—	301.2	—	—	—	—	301.2
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(95.7)	—	—	—	—	(95.7)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	19.4	—	—	—	2.8	22.2
Repurchases of Common Stock	—	—	—	—	—	—	—	(0.5)	(376.5)	(376.5)
Dividends declared	—	—	—	—	—	(98.3)	—	—	—	(98.3)
Stock-based compensation charges	—	—	—	—	247.2	—	—	—	—	247.2
Net income	—	—	—	—	—	1,948.7	—	—	—	1,948.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(161.7)	—	—	(161.7)
Balance, September 30, 2026	1.8	$—	138.5	$0.1	$15,172.7	$39,471.8	$(197.5)	(36.9)	$(20,948.6)	$33,498.5

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	1.8	$—	136.0	$0.1	$12,855.9	$31,672.9	$(7.9)	(28.2)	$(15,167.4)	$29,353.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	62.9	—	—	—	—	62.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(4.4)	—	—	—	—	(4.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	17.8	—	—	—	1.7	19.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.5)	(1,052.4)	(1,052.4)
Dividends declared	—	—	—	—	1.0	(97.2)	—	—	—	(96.2)
Stock-based compensation charges	—	—	—	—	258.9	—	—	—	—	258.9
Net income	—	—	—	—	—	808.7	—	—	—	808.7
Other comprehensive income, net of tax	—	—	—	—	—	—	37.0	—	—	37.0
Balance, March 31, 2025	1.8	—	136.1	0.1	13,192.1	32,384.4	29.1	(29.7)	(16,218.1)	29,387.6
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	28.9	—	—	—	—	28.9
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	—	—	(5.4)	—	—	—	—	(5.4)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	19.2	—	—	—	3.3	22.5
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.9)	(1,069.9)	(1,069.9)
Dividends declared	—	—	—	—	1.1	(95.8)	—	—	—	(94.7)
Stock-based compensation charges	—	—	—	—	254.9	—	—	—	—	254.9
Net income	—	—	—	—	—	1,391.6	—	—	—	1,391.6
Other comprehensive income, net of tax	—	—	—	—	—	—	23.4	—	—	23.4
Balance, June 30, 2025	1.8	—	136.2	0.1	13,490.8	33,680.2	52.5	(31.6)	(17,284.7)	29,938.9
Issuance of Common Stock for equity awards granted under long-term incentive plans	—	—	0.1	—	39.8	—	—	—	—	39.8
Common Stock tendered upon exercise of stock options and vesting of restricted stock for employee tax obligations	—	—	(0.1)	—	(3.0)	—	—	—	—	(3.0)
Issuance/distribution of Common Stock for 401(k) Savings Plan	—	—	—	—	17.7	—	—	—	3.3	21.0
Repurchases of Common Stock	—	—	—	—	—	—	—	(1.1)	(663.0)	(663.0)
Dividends declared	—	—	—	—	1.0	(94.4)	—	—	—	(93.4)
Stock-based compensation charges	—	—	—	—	241.0	—	—	—	—	241.0
Net income	—	—	—	—	—	1,460.0	—	—	—	1,460.0
Other comprehensive income, net of tax	—	—	—	—	—	—	16.5	—	—	16.5
Balance, September 30, 2025	1.8	$—	136.2	$0.1	$13,787.3	$35,045.8	$69.0	(32.7)	$(17,944.4)	$30,957.8

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$3,972.8	$3,660.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367.9	398.7
Stock-based compensation expense	756.2	744.4
Gains on marketable and other securities, net	(147.2)	(967.6)
Other, net	201.6	(1.4)
Deferred income taxes	(472.7)	(552.9)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,850.5)	549.3
Decrease (increase) in inventories	110.7	(277.4)
Increase in prepaid expenses and other assets	(856.7)	(458.1)
Increase (decrease) in deferred revenue	208.3	(48.6)
Increase in accounts payable, accrued expenses, and other liabilities	1,384.9	761.5
Total adjustments	(297.5)	147.9
Net cash provided by operating activities	3,675.3	3,808.2

Cash flows from investing activities:
Purchases of marketable and other securities	(6,234.6)	(8,914.6)
Sales or maturities of marketable and other securities	6,352.1	8,991.2
Capital expenditures	(771.0)	(649.7)
Payments for intangible assets	(156.2)	(273.3)
Acquisitions, net of cash acquired	—	(3.0)
Net cash used in investing activities	(809.7)	(849.4)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	513.2	132.4
Payments in connection with Common Stock tendered for employee tax obligations	(176.5)	(12.9)
Repurchases of Common Stock	(2,363.4)	(2,766.9)
Dividends paid	(290.3)	(277.6)
Other	—	(10.3)
Net cash used in financing activities	(2,317.0)	(2,935.3)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.7)	0.6

Net increase in cash, cash equivalents, and restricted cash	547.9	24.1

Cash, cash equivalents, and restricted cash at beginning of period	3,123.7	2,489.0

Cash, cash equivalents, and restricted cash at end of period	$3,671.6	$2,513.1

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
	January 1, 2027 for annual reporting periods and January 1, 2028 for interim reporting periods	Currently evaluating impact

2. Product Sales
Net product sales consist of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2026	2025	2026	2025
EYLEA HD®	U.S.	$698.8	$430.6	$1,763.5	$1,130.6
EYLEA®	U.S.	399.7	680.6	1,285.0	2,170.9
Total EYLEA HD and EYLEA	U.S.	1,098.5	1,111.2	3,048.5	3,301.5
Libtayo®	U.S.	395.8	219.1	1,024.5	659.4
Libtayo	Rest of world	154.2	146.1	453.1	367.4
Total Libtayo	Global	550.0	365.2	1,477.6	1,026.8
Praluent®	U.S.	81.5	67.7	222.8	190.3
Evkeeza®	U.S.	55.5	42.8	154.5	114.9
Lynozyfic®	Global	19.0	0.8	46.7	0.8
Other products	Global	0.8	—	32.1	—
		$1,805.3	$1,587.7	$4,982.2	$4,634.3
As of September 30, 2026 and December 31, 2025, the Company had $4.132 billion and $3.458 billion, respectively, of trade accounts receivable that were recorded within Accounts receivable, net.
The Company had product sales to certain customers that each accounted for more than 10% of total gross product revenue for the three and nine months ended September 30, 2026 and 2025. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	48%	49%	46%	51%
Customer B	30%	30%	31%	26%

3. Collaboration, License, and Other Agreements
a. Sanofi
The Company is party to a global collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which, as of September 30, 2026, consisted of Dupixent® (dupilumab), Kevzara® (sarilumab), and itepekimab.
In October 2026, the parties amended the collaboration agreement to include four additional long-acting, Regeneron-invented antibodies (the "New Licensed Products"). Under the terms of the amendment, the Company received an up-front payment of $1.0 billion from Sanofi (which will be recorded to Collaboration revenue in the fourth quarter of 2026), and the Company is entitled to receive up to an additional $7.0 billion in the aggregate upon the achievement of certain development, regulatory, and sales-based milestones. In addition, the Company will have the option, on an asset-by-asset basis after the completion of certain ongoing clinical trials, to include additional Sanofi-developed product candidates in the collaboration. In the event the Company exercises its option for any such product, the Company will reimburse Sanofi for certain development costs related to such product.
Agreed-upon development expenses incurred by the Company and Sanofi are shared equally. Sanofi leads commercialization activities for products under the collaboration agreement, and the Company has the right to co-commercialize such products on a country-by-country basis. The Company co-commercializes Dupixent in the United States and in certain countries outside the United States. The Company also supplies certain commercial bulk product to Sanofi. For Dupixent and Kevzara, the parties equally share profits from sales within the United States, and share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron). Global profits from sales of New Licensed Products will be shared equally between the parties.
Amounts recognized in the Company's Statements of Operations in connection with its Sanofi collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2026	2025	2026	2025
Regeneron's share of profits	Collaboration revenue	$2,574.9	$1,455.5	$6,058.3	$3,755.7
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$149.1	$161.5	$445.1	$488.1
Regeneron's obligation for its share of Sanofi R&D expenses, net of reimbursement of R&D expenses	(R&D expense)	$(38.4)	$(23.5)	$(74.5)	$(56.9)
Reimbursement of commercialization-related expenses	Reduction of SG&A expense	$196.1	$182.6	$569.0	$535.8
As of June 30, 2026, the "development balance," which represented the Company's obligation to reimburse Sanofi for development expenses that were previously funded by Sanofi, was fully repaid.
The following table summarizes contract balances in connection with the Company's Sanofi collaboration:

	September 30,	December 31,
(In millions)	2026	2025
Accounts receivable, net	$2,839.9	$1,610.6
Deferred revenue	$710.5	$442.3

b. Bayer
The Company is party to a license and collaboration agreement with Bayer for the development and commercialization of EYLEA 8 mg (aflibercept 8 mg) and EYLEA (aflibercept). Agreed-upon development expenses incurred by the Company and Bayer are generally shared equally. The Company also supplies commercial bulk product to Bayer.
Bayer is responsible for commercialization activities outside the United States, and the companies share equally in profits from such sales. Within the United States, the Company is responsible for commercialization and retains profits from such sales.
Amounts recognized in the Company's Statements of Operations in connection with its Bayer collaboration are as follows:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2026	2025	2026	2025
Regeneron's share of profits	Collaboration revenue	$211.5	$311.9	$678.8	$1,012.6
Reimbursement for manufacturing of commercial supplies	Collaboration revenue	$55.3	$32.9	$151.5	$91.1
Regeneron's obligation for its share of Bayer R&D expenses, net of reimbursement of R&D expenses	(R&D expense)/Reduction of R&D expense	$(0.3)	$(3.9)	$0.1	$(18.9)
The following table summarizes contract balances in connection with the Company's Bayer collaboration:

	September 30,	December 31,
(In millions)	2026	2025
Accounts receivable, net	$234.5	$287.6
Deferred revenue	$246.4	$295.7
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
Acquired In-Process Research and Development ("IPR&D") Expenses
Acquired IPR&D expenses for the nine months ended September 30, 2026 included the premium on equity securities purchased and up-front, opt-in, and development milestone payments in connection with various collaboration and licensing agreements.
Acquired IPR&D expenses for the nine months ended September 30, 2025 included an $80.0 million up-front payment in connection with the Company's license agreement with Hansoh Pharmaceuticals Group Company Limited.

4. Net Income Per Share
The calculations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income - basic and diluted	$1,948.7	$1,460.0	$3,972.8	$3,660.3

Weighted average shares - basic	101.7	103.6	102.8	105.1
Effect of dilutive securities:
Stock options	2.4	1.5	2.3	1.8
Restricted stock awards and restricted stock units	1.5	2.1	1.2	2.0
Weighted average shares - diluted	105.6	107.2	106.3	108.9

Net income per share - basic	$19.16	$14.09	$38.65	$34.83
Net income per share - diluted	$18.45	$13.62	$37.37	$33.61
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2026	2025	2026	2025
Stock options	3.5	6.3	4.8	6.3
Restricted stock awards and restricted stock units	—	0.9	—	1.0

5. Marketable Securities
Marketable securities as of September 30, 2026 and December 31, 2025 consist of both available-for-sale debt securities of investment grade issuers (see below and Note 6) as well as equity securities of publicly traded companies (see Note 6).
The following tables summarize the Company's investments in available-for-sale debt securities:

(In millions)	Amortized	Unrealized		Fair
As of September 30, 2026	Cost Basis	Gains	Losses	Value
Corporate bonds	$10,707.4	$3.9	$(126.6)	$10,584.7
U.S. government and government agency obligations	3,477.4	0.1	(38.2)	3,439.3
Commercial paper	402.7	—	(0.6)	402.1
Certificates of deposit	345.1	—	(0.4)	344.7
Asset-backed securities	159.6	—	(0.9)	158.7
Sovereign bonds	90.6	—	(1.2)	89.4
	$15,182.8	$4.0	$(167.9)	$15,018.9

As of December 31, 2025
Corporate bonds	$10,141.0	$80.9	$(2.4)	$10,219.5
U.S. government and government agency obligations	4,352.2	15.2	(0.1)	4,367.3
Commercial paper	540.8	0.3	—	541.1
Certificates of deposit	265.7	0.2	—	265.9
Asset-backed securities	241.4	1.4	—	242.8
Sovereign bonds	76.3	0.5	—	76.8
	$15,617.4	$98.5	$(2.5)	$15,713.4
The Company classifies its investments in available-for-sale debt securities based on their contractual maturity dates. The available-for-sale debt securities as of September 30, 2026 mature at various dates through December 2032. The fair values of available-for-sale debt securities by contractual maturity consist of the following:

	September 30,	December 31,
(In millions)	2026	2025
Maturities within one year	$5,642.0	$5,487.1
Maturities after one year through five years	9,375.5	10,224.8
Maturities after five years	1.4	1.5
	$15,018.9	$15,713.4

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
•Level 3 - Significant other unobservable inputs
The following tables summarize the Company's assets that are measured at fair value on a recurring basis:

(In millions)	Fair	Fair Value Measurements at Reporting Date
As of September 30, 2026	Value	Level 1	Level 2
Cash equivalents	$2,644.8	$678.9	$1,965.9
Available-for-sale debt securities:
Corporate bonds	10,584.7	—	10,584.7
U.S. government and government agency obligations	3,439.3	—	3,439.3
Commercial paper	402.1	—	402.1
Certificates of deposit	344.7	—	344.7
Asset-backed securities	158.7	—	158.7
Sovereign bonds	89.4	—	89.4
Equity securities(a)	180.5	180.5	—
	$17,844.2	$859.4	$16,984.8

As of December 31, 2025
Cash equivalents	$2,121.6	$1,127.7	$993.9
Available-for-sale debt securities:
Corporate bonds	10,219.5	—	10,219.5
U.S. government and government agency obligations	4,367.3	—	4,367.3
Commercial paper	541.1	—	541.1
Certificates of deposit	265.9	—	265.9
Asset-backed securities	242.8	—	242.8
Sovereign bonds	76.8	—	76.8
Equity securities	34.3	34.3	—
	$17,869.3	$1,162.0	$16,707.3

(a) Includes equity securities of $134.5 million as of September 30, 2026 which were subject to transfer restrictions that expire in December 2026
In addition to the investments summarized in the table above, the Company recorded the following investments within Other noncurrent assets:
•As of September 30, 2026 and December 31, 2025, $607.6 million and $334.0 million, respectively, of equity securities that do not have a readily determinable fair value. The change in carrying value of such investments was primarily the result of additional purchases.
•As of September 30, 2026 and December 31, 2025, equity and other securities held through ownership interest in an investment fund of $207.0 million and $147.5 million, respectively, which are primarily measured at fair value based on Level 3 inputs. The change in carrying value was primarily the result of additional purchases by the fund.

Amounts recognized in Other income (expense), net, related to the Company's investments in equity securities consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net gains recognized during the period	$57.7	$577.0	$143.2	$966.6
Less: Net gains recognized on investments sold during the period	76.6	370.9	76.6	650.4
Net unrealized (losses)/gains recognized on investments still held as of period end date	$(18.9)	$206.1	$66.6	$316.2

Other Fair Value Disclosures
The fair value of the Company's long-term debt, which was determined based on Level 2 inputs, was estimated to be $1.494 billion and $1.576 billion as of September 30, 2026 and December 31, 2025, respectively. The carrying value was $1.987 billion as of September 30, 2026 and $1.986 billion as of December 31, 2025.
7. Inventories
Inventories consist of the following:

	September 30,	December 31,
(In millions)	2026	2025
Raw materials	$548.0	$641.5
Work-in-process	1,345.0	1,641.6
Finished goods	101.1	190.2
Deferred costs	900.5	727.5
	$2,894.6	$3,200.8
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
8. Income Taxes
The Company's effective tax rate was 14.7% and 17.2% for the three months ended September 30, 2026 and 2025, respectively, and 14.4% and 12.6% for the nine months ended September 30, 2026 and 2025, respectively.
The Company's effective tax rate for the three and nine months ended September 30, 2026 and 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, tax benefits from cross-border tax laws and federal tax credits for research activities, partly offset by changes in unrecognized tax benefits (which, for the nine months ended September 30, 2025, included the release of liabilities upon the settlement of an IRS audit). In addition, the Company's effective tax rate for the three and nine months ended September 30, 2025 was negatively impacted by the enactment of the "One Big Beautiful Bill Act," including the re-measurement of the Company's U.S. net deferred tax assets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Number of shares	0.5	1.1	3.2	4.5
Total cost of shares	$376.5	$663.0	$2,344.2	$2,785.3
As of September 30, 2026, $2.157 billion remained available for share repurchases under the Company's share repurchase program.
b. Dividends
In each of the first, second, and third quarters of 2026, the Company declared a quarterly cash dividend of $0.94 per share on its Common Stock and Class A Stock. Each quarterly dividend was paid to the Company's shareholders in the quarter in which the dividend was declared.
Additionally, in October 2026, the Company declared a cash dividend of $0.94 per share on its Common Stock and Class A Stock. The dividend will be payable to the Company's shareholders in December 2026.
10. Statement of Cash Flows
The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2026	2025
Cash and cash equivalents	$3,659.1	$2,506.4
Restricted cash included in Other current assets	12.5	6.7
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,671.6	$2,513.1
Restricted cash consists of amounts held pursuant to contractual arrangements and for dividends payable on certain equity awards.
Supplemental disclosure of non-cash investing and financing activities

	September 30,	December 31,	September 30,	December 31,
(In millions)	2026	2025	2025	2024
Accrued capital expenditures	$224.0	$178.8	$176.9	$151.6
Accrued contingent consideration in connection with acquisitions	$70.8	$58.9	$52.5	$62.7
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

In addition to the significant expense categories included within consolidated net income presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Direct research and development expenses(a)	$589.6	$454.3	$1,627.5	$1,296.7

Indirect research and development expenses:
Payroll and benefits	471.9	438.3	1,416.4	1,339.5
Lab supplies and other research and development costs	76.3	67.5	207.1	192.4
Occupancy and other operating costs	175.7	166.3	528.6	479.2
Total indirect research and development expenses	723.9	672.1	2,152.1	2,011.1

Clinical manufacturing costs	507.7	381.4	1,276.6	1,028.8

Reimbursement of research and development expenses by collaborators	(26.5)	(32.8)	(86.4)	(112.5)

Total research and development expenses	$1,794.7	$1,475.0	$4,969.8	$4,224.1

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
The Company recognizes gain contingencies associated with such proceedings when the award or recovery is realized or realizable and loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of September 30, 2026 and December 31, 2025, the Company's accruals for loss contingencies were not material. There are certain loss contingencies that the Company deems reasonably possible for which the possible loss or range of possible loss is not estimable at this time. Costs associated with the Company's involvement in legal proceedings are expensed as incurred.
a. Proceedings Relating to EYLEA (aflibercept) Injection
(1) United States
In addition to the patent infringement proceedings in the United States alleging infringement of certain Company patents pertaining to EYLEA discussed below, certain of these patents have also been subject to post-grant proceedings before the United States Patent and Trademark Office (the "USPTO").

On January 10, 2024, the Company filed a patent infringement lawsuit (as amended on January 7, 2026) against Amgen Inc. ("Amgen") in the United States District Court for the Central District of California (subsequently transferred to the United States District Court for the Northern District of West Virginia) alleging that Amgen's filing for U.S. Food and Drug Administration ("FDA") approval of an aflibercept 2 mg biosimilar infringed certain Company patents (as amended, the "2024 lawsuit"). On September 23, 2024, the court denied the Company's motion for a preliminary injunction, which decision was affirmed by the Federal Circuit on March 14, 2025. On June 17, 2025, the Company filed an additional patent infringement lawsuit against Amgen in the United States District Court for the Central District of California (subsequently transferred to the United States District Court for the Northern District of West Virginia) alleging that Amgen's continued commercialization of its aflibercept 2 mg biosimilar infringes the Company's U.S. Patent No. 12,331,099 (the "2025 lawsuit"). On September 12, 2025, Amgen filed its answer and counterclaims in the 2025 lawsuit alleging, among other things, that the Company obtained numerous patents fraudulently, rendering them unenforceable, and that obtaining and enforcing certain Company patents violated Section 2 of the Sherman Antitrust Act of 1890, as amended (the "Sherman Antitrust Act"). On March 9, 2026, Amgen filed its answer and counterclaims in the 2024 lawsuit; and, on April 20, 2026, the Company filed a motion to dismiss certain of Amgen's affirmative defenses and counterclaims in the 2024 lawsuit. On July 7, 2026, the court granted the Company's motion to dismiss Amgen's affirmative defenses and counterclaims challenged in the 2025 lawsuit with the exception of Amgen's prosecution delay affirmative defense and counterclaim. A claim construction hearing has been scheduled for December 1, 2026.
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
(i) Multijurisdictional Settlements
Sam Chun Dang. On August 12, 2026, the Company and Bayer Consumer Care AG ("Bayer") entered into a settlement agreement with Sam Chun Dang Pharm. Co., Ltd ("Sam Chun Dang") in respect of Europe, South Korea, and certain other markets in the Asia-Pacific region. Pursuant to the settlement agreement, all pending judicial and administrative proceedings related to Sam Chun Dang's aflibercept 2 mg biosimilar product have been dismissed.
Sandoz. On October 9, 2026, the Company and Bayer entered into a settlement agreement with Sandoz AG and its affiliated entities (collectively, "Sandoz") in respect of all jurisdictions other than the United States, Australia, and Canada (each of which was separately settled in 2025, as previously disclosed). Pursuant to the settlement agreement, all remaining pending judicial and administrative proceedings related to Sandoz's aflibercept 2 mg biosimilar product, including the previously disclosed litigation in Germany, have been or will be dismissed.
(ii) Europe – EPO Post-Grant Proceedings
The Company's European Patent Nos. 2,944,306 (the "'306 Patent"), 3,716,992 (the "'992 Patent"), and 3,384,049 (the "'049 Patent") have been subject to post-grant proceedings before the Opposition Division ("OD") of the EPO:
•On November 26, 2024, following an oral hearing, the OD announced its decision to revoke the '306 Patent, which decision has been appealed by Regeneron.
•On October 22, 2025, following an oral hearing, the OD upheld the validity of the '992 Patent's claims in amended form, which decision has been appealed by Amgen.
•On April 21, 2026, following an oral hearing, the OD invalidated the '049 Patent. The Company did not appeal the OD's decision and, as a result, the '049 Patent has been revoked.
b. Proceedings Relating to EYLEA HD (aflibercept 8 mg) Injection
As described in greater detail below, certain of the Company's patents pertaining to EYLEA HD are subject to post-grant proceedings before the USPTO and the EPO as well as patent proceedings in certain jurisdictions outside the United States.
(1) United States – USPTO Post-Grant Proceedings
On September 18, 2025, Alvotech USA Inc. and Alvotech hf. (collectively, "Alvotech") petitioned the USPTO's Patent Trial and Appeal Board ("PTAB") for post-grant review ("PGR") of the Company's U.S. Patent No. 12,168,036 (the "'036 Patent"), alleging that such patent is invalid. On March 3, 2026, the PTAB instituted a PGR of the '036 Patent. Oral argument before the PTAB is scheduled for December 4, 2026.

(2) Outside the United States
(i) EPO Post-Grant Proceedings
Various parties, including Advanz Pharma Services UK Limited ("Advanz UK"), Alvotech hf., Amgen Inc., Intas Pharmaceuticals Ltd., Sandoz AG, and other, anonymous parties, are seeking revocation of the Company's European Patent Nos. 4,185,318 (the "'318 Patent") and 4,364,724 (the "'724 Patent") before the OD of the EPO.
(ii) Country-Specific Proceedings in Europe
In July and August 2026, Advanz Pharma Italia S.r.l. and Advanz UK (collectively, "Advanz") commenced actions against the Company and Bayer in Italy and the United Kingdom, respectively, seeking declarations that the Italian designations (in the Italian proceedings) and United Kingdom designations (in the U.K. proceedings) of the '318 Patent, the '724 Patent, and the Company's European Patent No. 3,790,532 are invalid as well as a declaration that Advanz's aflibercept 8 mg biosimilar does not infringe one or more of these patents.
c. Proceedings Relating to EYLEA (aflibercept) Injection Pre-filled Syringe
On July 17, 2020, the Company filed an antitrust lawsuit (as amended on January 25, 2021) against Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and Novartis Technology LLC (collectively, "Novartis") and Vetter Pharma International GmbH in the United States District Court for the Southern District of New York (the "SDNY") seeking a judgment that the defendants' conduct relating to Novartis's attempt to assert its U.S. Patent No. 9,220,631 against Regeneron in 2020 violated Sections 1 and 2 of the Sherman Antitrust Act, and constituted tortious interference with contract. The Company is also seeking injunctive relief and treble damages. On September 21, 2021, this lawsuit was transferred to the Northern District of New York. On June 10, 2022, the Company filed an appeal of the District Court's decision to dismiss the amended complaint with the U.S. Court of Appeals for the Second Circuit (the "Second Circuit"). On March 18, 2024, the Second Circuit reversed the District Court's decision to dismiss the amended complaint and remanded the lawsuit to the District Court for further proceedings consistent with the Second Circuit's opinion. On November 19, 2024, the Company moved to transfer the lawsuit back to the SDNY, which motion was granted on December 5, 2024.
d. Proceedings Relating to Praluent (alirocumab) Injection
On May 27, 2022, the Company filed a lawsuit against Amgen in the United States District Court for the District of Delaware, alleging that, beginning in 2020, Amgen engaged in an anticompetitive bundling scheme which was designed to exclude Praluent from the market in violation of federal and state laws. The lawsuit seeks damages for harm caused by the alleged scheme, as well as injunctive relief restraining Amgen from continuing its alleged anticompetitive conduct. A trial was held in May 2025. On May 15, 2025, the jury reached a verdict in Regeneron's favor on nine of the ten counts submitted to it and awarded Regeneron $135.6 million in compensatory damages and $271.2 million in punitive damages. On June 20, 2025, Amgen filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial. Also on June 20, 2025, the Company filed a post-trial motion for (i) permanent injunctive relief, (ii) a constructive trust, and (iii) prejudgment interest. An oral hearing on Amgen's and Regeneron's respective post-trial motions was held on August 27, 2025.
e. Department of Justice Matters
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
On June 3, 2021, the United States District Court for the Central District of California unsealed a qui tam complaint (as amended on October 29, 2021) filed against the Company, Regeneron Healthcare Solutions, Inc., and Sanofi-Aventis U.S. LLC by two qui tam plaintiffs (known as relators) purportedly on behalf of the United States and various states (the "State Plaintiffs"). The amended complaint alleges violations of the federal Anti-Kickback Statute and asserts causes of action under the federal False Claims Act and state law relating to allegedly unlawful remuneration and assistance provided to prescribers. Also on June 3, 2021, the United States and the State Plaintiffs notified the court of their decision to decline to intervene in the case. On January 14, 2022, the Company filed a motion to dismiss the amended complaint in its entirety. On July 25, 2023, the court granted in part and denied in part the Company's motion to dismiss. On September 1, 2023, the Company filed a second motion to dismiss the amended complaint or, in the alternative, a motion for judgment on the pleadings. On July 31, 2024 and August 15, 2024, respectively, the District Court granted the Company's second motion to dismiss the amended complaint with respect to the remaining causes of action under federal law and declined to exercise supplemental jurisdiction over the remaining causes of action under state law. On August 26, 2024, the qui tam plaintiffs filed a notice of appeal. Oral argument on the appeal was held on November 18, 2025. On August 19, 2026, the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit") reversed the District Court's decision to dismiss the amended complaint with respect to Regeneron in part, affirmed the decision in part, and remanded the lawsuit to the District Court for further proceedings.
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
On January 20, 2026, a qui tam plaintiff filed a complaint under seal against the Company and other pharmaceutical companies purportedly on behalf of the United States and various states. The complaint alleges violations of the federal Anti-Kickback Statute and other laws and asserts causes of action under the federal False Claims Act and various state laws relating to allegedly unlawful remuneration and assistance provided to prescribers. On May 22, 2026 and June 17, 2026, respectively, the United States and the applicable states notified the court of their decisions to decline to intervene in the case. On June 18, 2026, the United States District Court for the Central District of California unsealed the qui tam complaint. On July 20, 2026, the plaintiff filed an amended complaint. On August 19, 2026, the court dismissed the amended complaint; and, on September 9, 2026, the plaintiff filed a second amended complaint. On October 19, 2026, the court dismissed the action as to all defendants without prejudice for failure to timely serve the complaint and ordered the case closed.
f. Proceedings Initiated by Other Payors
The Company is party to several lawsuits relating to the conduct alleged in the June 2020 Civil Complaint discussed under "e. Department of Justice Matters" above. These lawsuits were filed by UnitedHealthcare Insurance Company and United Healthcare Services, Inc. (collectively, "UHC") and Humana Inc. ("Humana") in the SDNY on December 17, 2020 and July 22, 2021, respectively; and by Blue Cross and Blue Shield of Massachusetts, Inc. and Blue Cross and Blue Shield of Massachusetts HMO Blue, Inc. (collectively, "BCBS"), Medical Mutual of Ohio ("MMO"), Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey ("Horizon"), and Local 464A United Food and Commercial Workers Union Welfare Service Benefit Fund ("Local 464A") in the U.S. District Court for the District of Massachusetts on December 20, 2021, February 23, 2022, April 4, 2022, and June 17, 2022, respectively. These lawsuits allege causes of action under state law and the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and seek monetary damages and equitable relief. The MMO and Local 464A lawsuits are putative class action lawsuits. On December 29, 2021, the lawsuits filed by UHC and Humana were stayed by the SDNY pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts concerning the allegations in the June 2020 Civil Complaint. On September 27, 2022, the lawsuits filed by BCBS, MMO, and Horizon were stayed by the U.S. District Court for the District of Massachusetts pending resolution of the proceedings before the same court concerning the allegations in the June 2020 Civil Complaint; and, in light of these stays, the parties to the Local 464A action have also agreed to stay that matter.
On June 24, 2024, a group of plaintiffs purporting to be assignees of claims by various Medicare Advantage plans and related entities filed a putative class action complaint in the U.S. District Court for the District of Columbia on behalf of Medicare Advantage plans and other payors. The lawsuit relates to the conduct alleged in the June 2020 Civil Complaint, March 2024 Civil Complaint, and June 2024 Civil Complaint discussed under "e. Department of Justice Matters" above. The lawsuit alleges causes of action under state law and RICO and seeks monetary damages and equitable relief. On October 22, 2024, the Company filed a motion to transfer the proceedings to the U.S. District Court for the District of Massachusetts or, in the alternative, to stay the proceedings or dismiss the proceedings. On January 28, 2025, pursuant to a stipulation among the parties, the proceedings were transferred to the U.S. District Court for the District of Massachusetts. On February 1, 2025, the parties jointly filed a stipulation to stay the action pending resolution of the proceedings before the same court concerning the allegations in the June 2020 Civil Complaint.
g. Shareholder Derivative Complaint – Department of Justice June 2020 Civil Complaint Matters
On June 29, 2021, an alleged shareholder filed a shareholder derivative complaint in the Supreme Court of the State of New York (the "NY Supreme Court"), naming the then-current and certain former members of the Company's board of directors and certain then-current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties in relation to the allegations in the June 2020 Civil Complaint discussed under "e. Department of Justice Matters" above. The complaint seeks an award of damages allegedly sustained by the Company; an order requiring Regeneron to take all necessary actions to reform and improve its corporate governance and internal procedures; disgorgement from the individual defendants of all profits and benefits obtained by them resulting from their sales of Regeneron stock; and costs and disbursements of the action, including attorneys' fees. On July 28, 2021, the defendants filed a notice of removal, removing the case from the NY Supreme Court to the SDNY. On September 23, 2021, the plaintiff moved to remand the case to the NY Supreme Court. Also on September 23, 2021, the individual defendants moved to dismiss the complaint in its entirety. On December 19, 2022, the SDNY denied the plaintiff's motion to remand the case and granted a motion to stay the case pending resolution of the proceedings before the U.S. District Court for the District of Massachusetts concerning the allegations in the June 2020 Civil Complaint. As a result of the stay, the court also terminated the Company's motion to dismiss the complaint without prejudice. The Company can therefore renew the motion to dismiss upon conclusion of the stay.
h. Shareholder Derivative Complaints – Department of Justice March 2024 Civil Complaint Matters
In 2025, various purported shareholders of the Company filed several shareholder derivative complaints in the SDNY or the NY Supreme Court against members of the Company's board of directors and certain current and former executive officers of the Company as defendants and Regeneron as a nominal defendant. The complaints allege that the individual defendants, among other things, breached their fiduciary duties to the Company by failing to properly manage and oversee the Company in connection with the conduct alleged in the March 2024 Civil Complaint discussed under "e. Department of Justice Matters" above, and one lawsuit also alleges a breach of fiduciary duty relating to the conduct alleged in the January 2025 Class Action Complaint discussed under "k. Class Action Civil Complaints" below. The complaints also allege that the individual defendants breached the federal securities laws, wasted corporate assets, and unjustly enriched themselves at the expense of the Company. The complaints seek, among other things, an award of damages allegedly sustained by the Company as a result of the alleged misconduct of the individual defendants; an order requiring the individual defendants to take all necessary actions to reform and improve the Company's corporate governance and internal procedures; and costs and disbursements of the applicable action, including attorneys' fees. The cases filed in the SDNY were consolidated and stayed pending resolution of the motion to dismiss, including any appeal of the decision on the motion to dismiss, filed in the January 2025 Class Action Complaint discussed under "k. Class Action Civil Complaints" below. The shareholder derivative complaints filed in the NY Supreme Court were removed to the SDNY, and the purported shareholders filed motions to remand. On March 16, 2026, the SDNY denied the motions to remand and consolidated the cases with the other shareholder derivative lawsuits pending in the SDNY (which, as noted above, are subject to a stay).
i. Shareholder Derivative Complaint – July 2026 Securities Class Action
On September 23, 2026, an alleged shareholder filed a shareholder derivative complaint in the SDNY, naming members of the Company's board of directors and certain executive officers and employees of the Company as defendants and Regeneron as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated securities laws, breached their fiduciary duties, and wasted corporate assets by failing to properly manage and oversee the Company in connection with the conduct alleged in the July 2026 Class Action Complaint discussed under "k. Class Action Civil Complaints" below.
j. Shareholder Derivative Complaint – Director Compensation
On July 22, 2025, an alleged shareholder filed a shareholder derivative complaint in the NY Supreme Court, naming the current non-employee members of the Company's board of directors, and the co-Chairs of the Company's board of directors (who also serve as Regeneron's President and Chief Executive Officer and Regeneron's President and Chief Scientific Officer, respectively) as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and/or were unjustly enriched when they approved and/or received allegedly excessive non-employee director compensation in 2024 and 2025, and that this allegedly excessive compensation was a waste of corporate assets. The complaint seeks damages in favor of Regeneron for the alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets; improvements to Regeneron's corporate governance and internal procedures; equitable relief, including restitution from the individual defendants; and award of the costs of the action, including attorneys' fees. An oral hearing on the Company's motion to dismiss the complaint was held on April 17, 2026. On June 22, 2026, plaintiff's counsel filed a motion to substitute the named plaintiff. On October 9, 2026, the court denied the Company's motion to dismiss as to the plaintiff's breach of fiduciary duty claim, but granted it as to the unjust enrichment and corporate waste claims. The court also granted the plaintiff's motion to substitute the named plaintiff.
k. Class Action Civil Complaints
On January 7, 2025 (as amended on September 8, 2025 and October 30, 2025), a purported shareholder filed a putative class action civil complaint (the "January 2025 Class Action Complaint"), on behalf of himself and all others similarly situated, in the SDNY against the Company and certain current and former executive officers of the Company. The second amended complaint asserts violations of federal securities laws in connection with statements or disclosures purportedly related to the conduct alleged in the March 2024 Civil Complaint discussed under "e. Department of Justice Matters" above as well as allegations relating to the launch of EYLEA HD. On July 10, 2025, the court appointed a lead plaintiff and lead counsel for the action. On November 17, 2025, the Company filed a motion to dismiss the second amended complaint. An oral hearing on the Company's motion to dismiss was held on June 25, 2026. On September 18, 2026, the court granted the Company's motion to dismiss; and, on October 15, 2026, the purported shareholder filed a notice of appeal.
On July 16, 2026, a purported shareholder filed a putative class action civil complaint (the "July 2026 Class Action Complaint"), on behalf of herself and all others similarly situated, in the SDNY against the Company and certain employees of the Company. The complaint asserts violations of federal securities laws in connection with statements or disclosures purportedly related to the Company's fianlimab clinical development program.
l. Sanofi Litigation
On November 18, 2024, the Company filed a lawsuit (as amended on December 20, 2024) in the SDNY against Sanofi and certain of its affiliated entities (collectively, "Sanofi"). The lawsuit alleged that the defendants breached certain provisions of the parties' Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009 (as amended, the "Collaboration Agreement"), concerning Sanofi's obligation to provide Regeneron with full access to material information relating to the commercialization of Dupixent or other products commercialized pursuant to the Collaboration Agreement and Regeneron's audit rights under the Collaboration Agreement. The lawsuit sought a declaratory judgment, injunctive relief, damages, and other relief. On March 17, 2026, the court denied Sanofi's motion to dismiss the complaint. On October 1, 2026, the parties entered into a settlement agreement, pursuant to which this lawsuit has been dismissed.
m. Dupixent Product Liability Litigation
Since 2025, a number of product liability lawsuits have been filed in various U.S. district and state courts against the Company and certain of Sanofi's affiliated entities claiming that Dupixent either caused or exacerbated the patients' T-cell lymphoma, and asserting causes of action under various state laws. On February 13, 2026, several of the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the "JPML") seeking to consolidate the federal lawsuits for coordinated pretrial proceedings. On June 4, 2026, the JPML issued an order transferring the federal lawsuits to the District of New Jersey for coordinated pretrial proceedings. On September 15, 2026, the parties filed a joint request seeking to consolidate the state lawsuits in New Jersey for coordinated pretrial proceedings.
On July 17, 2026, two plaintiffs filed a putative class action lawsuit in the United States District Court for the District of Maryland, alleging that the Company failed to warn that Dupixent allegedly causes or is linked to the development of cutaneous T-cell lymphoma. The complaint asserts causes of action under various state laws and seeks damages and equitable relief, including the creation of a fund to finance Dupixent medical monitoring and treatment services. On August 25, 2026, this action was transferred to the federal multidistrict litigation pending in the District of New Jersey.

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
•the impact of public health outbreaks, epidemics, or pandemics on our business; and
•risks associated with litigation and other proceedings and government investigations relating to the Company and/or its operations (including without limitation those described in Note 12 to our Condensed Consolidated Financial Statements included in this report), risks associated with intellectual property of the Company or other parties and pending or future litigation or patent office proceedings relating thereto (including without limitation the patent litigation and other related proceedings described further in Note 12 to our Condensed Consolidated Financial

Statements included in this report), the ultimate outcome of any such proceedings and investigations, and the impact any of the foregoing may have on our business, prospects, operating results, and financial condition.
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
Selected financial information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues	$5,115.8	$3,754.3	$13,011.9	$10,458.6
Net income	$1,948.7	$1,460.0	$3,972.8	$3,660.3
Net income per share - diluted	$18.45	$13.62	$37.37	$33.61
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

Product	Disease	Territory
		U.S.	EU	Japan
EYLEA HD® (aflibercept) Injection 8 mg(a)	Wet age-related macular degeneration ("wAMD")	✓	✓	✓
	Diabetic macular edema ("DME")	✓	✓	✓
	Diabetic retinopathy ("DR")	✓
	Macular edema following retinal vein occlusion ("RVO")	✓	✓	✓
EYLEA® (aflibercept) Injection(a)	wAMD	✓	✓	✓
	DME	✓	✓	✓
	DR	✓
	RVO	✓	✓	✓
	Myopic choroidal neovascularization ("mCNV")		✓	✓
	Neovascular glaucoma ("NVG")			✓
	Retinopathy of prematurity ("ROP")	✓	✓	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Dupixent® (dupilumab) Injection(b)	Atopic dermatitis (in patients aged 6 months and older)	✓	✓	✓
	Asthma (in patients aged 6 years and older)	✓	✓	✓
	Chronic rhinosinusitis with nasal polyposis ("CRSwNP") (in adults)	✓	✓	✓
	CRSwNP (in adolescents)	✓
	Chronic obstructive pulmonary disease ("COPD")	✓	✓	✓
	Eosinophilic esophagitis ("EoE") (in patients aged 1 year and older)	✓	✓
	Prurigo nodularis	✓	✓	✓
	Chronic spontaneous urticaria ("CSU") (in adults and adolescents)	✓	✓	✓
	CSU (in pediatrics 2–11 years of age)	✓	✓
	Bullous pemphigoid	✓		✓
	Allergic fungal rhinosinusitis ("AFRS") (in patients aged 6 years and older)	✓
Libtayo® (cemiplimab) Injection	Metastatic or locally advanced first-line non-small cell lung cancer ("NSCLC"), monotherapy and in combination with chemotherapy	✓	✓	✓
	Metastatic or locally advanced basal cell carcinoma ("BCC")	✓	✓
	Metastatic or locally advanced cutaneous squamous cell carcinoma ("CSCC")	✓	✓	✓
	Adjuvant CSCC	✓	✓	✓
	Metastatic or recurrent second-line cervical cancer		✓	✓
Praluent® (alirocumab) Injection(c)	Cardiovascular risk reduction in patients at increased risk of cardiovascular events	✓	✓
	Hypercholesterolemia	✓	✓
	Heterozygous familial hypercholesterolemia ("HeFH") (in patients aged 8 years and older)	✓	✓
	Homozygous familial hypercholesterolemia ("HoFH")	✓
Kevzara® (sarilumab) Injection(b)	Rheumatoid arthritis ("RA")	✓	✓	✓
	Polymyalgia rheumatica ("PMR")	✓	✓
	Polyarticular juvenile idiopathic arthritis ("pJIA")	✓	✓
Evkeeza® (evinacumab) Injection(d)	HoFH (in adults, adolescents, and pediatrics)	✓	✓	✓
Ordspono™ (odronextamab)	Follicular lymphoma ("FL")		✓
	Diffuse large B-cell lymphoma ("DLBCL")		✓
Lynozyfic® (linvoseltamab)	Relapsed/refractory multiple myeloma	✓	✓
Inmazeb® (atoltivimab, maftivimab, and odesivimab) Injection	Infection caused by Zaire ebolavirus	✓
Pasatru™ (garetosmab)	Fibrodysplasia ossificans progressiva ("FOP")	✓

Product (continued)	Disease	Territory
		U.S.	EU	Japan
Veopoz® (pozelimab) Injection	CD55-deficient protein-losing enteropathy ("CHAPLE") (in patients aged 1 year and older)	✓
Otarmeni® (lunsotogene parvec)	Hearing loss associated with variants in the OTOF gene (in adults, adolescents, and pediatrics)	✓
ARCALYST® (rilonacept) Injection(e)	Cryopyrin-associated periodic syndromes ("CAPS"), including familial cold auto-inflammatory syndrome ("FCAS") and Muckle-Wells syndrome ("MWS") (in adults and adolescents)	✓
	Deficiency of interleukin-1 receptor antagonist ("DIRA") (in adults, adolescents, and pediatrics)	✓
	Recurrent pericarditis (in adults and adolescents)	✓
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion(f)	Metastatic colorectal cancer ("mCRC")	✓	✓	✓

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

	Three Months Ended September 30,
	2026			2025			% Change
(In millions)	U.S.	ROW(f)	Total	U.S.	ROW	Total	(Total Sales)
Dupixent(a)	$5,064.1	$1,476.4	$6,540.5	$3,618.8	$1,238.2	$4,857.0	35%
EYLEA HD(b)	$698.8	$384.0	$1,082.8	$430.6	$232.4	$663.0	63%
EYLEA(b)	$399.7	$258.7	$658.4	$680.6	$621.4	$1,302.0	(49%)
Total EYLEA HD and EYLEA	$1,098.5	$642.7	$1,741.2	$1,111.2	$853.8	$1,965.0	(11%)
Libtayo(c)	$395.8	$154.2	$550.0	$219.1	$146.1	$365.2	51%
Praluent(d)	$81.5	$179.4	$260.9	$67.7	$148.0	$215.7	21%
Kevzara(a)	$192.7	$62.9	$255.6	$102.9	$51.1	$154.0	66%
Lynozyfic	$18.6	$0.4	$19.0	$0.8	$—	$0.8	*
Other products(e)	$56.2	$35.1	$91.3	$43.1	$28.0	$71.1	28%

	Nine Months Ended September 30,
	2026			2025			% Change
(In millions)	U.S.	ROW	Total	U.S.	ROW	Total	(Total Sales)
Dupixent(a)	$13,183.6	$4,235.2	$17,418.8	$9,453.2	$3,414.0	$12,867.2	35%
EYLEA HD(b)	$1,763.5	$1,082.8	$2,846.3	$1,130.6	$620.5	$1,751.1	63%
EYLEA(b)	$1,285.0	$955.1	$2,240.1	$2,170.9	$2,068.8	$4,239.7	(47%)
Total EYLEA HD and EYLEA	$3,048.5	$2,037.9	$5,086.4	$3,301.5	$2,689.3	$5,990.8	(15%)
Libtayo(c)	$1,024.5	$453.1	$1,477.6	$659.4	$367.4	$1,026.8	44%
Praluent(d)	$222.8	$549.4	$772.2	$190.3	$440.7	$631.0	22%
Kevzara(a)	$436.6	$169.7	$606.3	$271.4	$151.2	$422.6	43%
Lynozyfic	$45.5	$1.2	$46.7	$0.8	$—	$0.8	*
Other products(e)	$187.3	$95.0	$282.3	$116.3	$81.5	$197.8	43%

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

(f) Rest of world ("ROW")

Programs in Clinical Development
Product candidates in Phase 2 and Phase 3 clinical development that are being developed by us and/or our collaborators are summarized in the table below. A program is classified in Phase 2 or 3 clinical development after enrollment for the corresponding study or studies has commenced.
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

Clinical Program	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones

Ophthalmology

EYLEA HD (aflibercept) 8 mg(a)	–Pre-filled syringe (U.S.)	–Approved by European Commission ("EC") and Japan's Ministry of Health, Labour and Welfare ("MHLW") for RVO

				–Approved by U.S. Food and Drug Administration ("FDA") for extension of dosing intervals up to 20 weeks in wAMD and DME	–FDA decision for pre-filled syringe
Cemdisiran(k) (RNAi therapeutic targeting C5) ± pozelimab(f) (antibody to C5)		–Geographic atrophy			–Report initial results from lead-in cohort of Phase 3 study in geographic atrophy (combination and cemdisiran monotherapy) (first quarter 2027)

Immunology & Inflammation

Dupixent (dupilumab)(b) Antibody to IL-4R alpha subunit		–Asthma in pediatrics (2–5 years of age) –Chronic pruritus of unknown origin ("CPUO")	–CSU in pediatrics (2–11 years of age) (Japan) –AFRS (Japan)
–Approved by FDA for AFRS

–Approved by FDA and EC for CSU in pediatrics

–Approved by MHLW for bullous pemphigoid

–Withdrew regulatory application in EU for bullous pemphigoid

–Phase 3 studies in lichen simplex chronicus did not meet primary endpoints

Kevzara (sarilumab)(b) Antibody to IL-6R	–Systemic juvenile idiopathic arthritis ("sJIA") (pivotal study)
Freneslerbart-mevonlerbart(f) (REGN1908-1909) Multi-antibody therapy to Fel d 1		–Cat allergy		–Initiated second Phase 3 trial in cat allergy

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones

Solid Tumor Oncology

Libtayo (cemiplimab)(f)(g) Antibody to PD-1	–Neoadjuvant CSCC –First-line NSCLC, BNT116(i) combination –Neoadjuvant NSCLC –Neoadjuvant hepatocellular carcinoma ("HCC")	–Early-stage CSCC (intralesional)	–Every 6-week dosing regimen for approved indications (U.S. and EU)
–Approved by MHLW for adjuvant and advanced CSCC

–European Medicines Agency's ("EMA") Committee for Medicinal Products for Human Use ("CHMP") adopted positive opinion for every 6-week dosing regimen for approved indications

–Presented longer-term data from Phase 3 study in adjuvant CSCC at European Society for Medical Oncology ("ESMO") 2026 Meeting

–FDA decision on supplemental Biologics License Application ("sBLA") (March 2027) and EC decision on regulatory submission (fourth quarter 2026) for every 6-week dosing regimen for approved indications

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

–Phase 2 data in first-line advanced NSCLC did not support advancement to Phase 3
–Report results from Phase 3 study versus pembrolizumab in adjuvant melanoma (first half 2027)
Vidutolimod Immune activator targeting TLR9

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones
Ubamatamab(f) (REGN4018) Bispecific antibody targeting MUC16 and CD3	–High-grade serous ovarian cancer –Low-grade serous ovarian cancer (potentially pivotal study) –Advanced NSCLC(l)			–Reported data from Phase 1/2 trial in patients with low-grade serous ovarian cancer
REGN5668(p) Bispecific antibody targeting MUC16 and CD28	–Ovarian cancer
Nezastomig (REGN5678) Bispecific antibody targeting PSMA and CD28	–Prostate cancer
Marlotamig (REGN7075) Bispecific antibody targeting EGFR and CD28	–Solid tumors
REGN10597 Antibody-targeted cytokine PD1-IL2Rα-IL2	–Solid tumors
Davutamig (REGN5093) Bispecific antibody targeting two distinct MET epitopes	–MET-altered advanced NSCLC

Hematology-Oncology

Ordspono (odronextamab) Bispecific antibody targeting CD20 and CD3	–B-cell non-Hodgkin lymphoma ("B-NHL") (pivotal study)	–Lymphoma(c)(e) (multiple lines and settings)	–Relapsed/refractory DLBCL (U.S.)		–FDA decision on BLA for relapsed/refractory DLBCL (February 2027) –Report potentially pivotal data in low-grade lymphoma (fourth quarter 2026)
Lynozyfic (linvoseltamab)(f) Bispecific antibody targeting BCMA and CD3	–Multiple myeloma precursor and related conditions	–Multiple myeloma(c)(e) (multiple lines and settings)		–Reported positive data from Phase 1/2 trial in amyloid light chain amyloidosis; results presented at American Society of Clinical Oncology ("ASCO") 2026 Annual Meeting

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones

Cardiometabolic/Internal Medicine

Cenvacibart (REGN7508) Antibody to Factor XI (catalytic domain)	–Thrombosis	–Venous thromboembolism ("VTE") after total knee replacement surgery

–Cancer-associated VTE

–Stroke prevention in atrial fibrillation ("SPAF")

–Peripheral artery disease ("PAD")

–Peripherally inserted central
catheter ("PICC")-associated
		thrombosis			–Initiate additional Phase 3 study in anticoagulation (fourth quarter 2026)
Amrecibart (REGN9933) Antibody to Factor XI (A2 domain)	–Thrombosis	–SPAF –PAD –PICC-associated thrombosis
Mibavademab(f)(o) (REGN4461) Agonist antibody to leptin receptor ("LEPR")	–Functional hypothalamic amenorrhea
Trevogrumab(f) (REGN1033) Antibody to myostatin (GDF8)	–Obesity(n)			–Presented additional data from Phase 2 study in obesity at European Association for the Study of Diabetes ("EASD") Annual Meeting
Olatorepatide(q) (HS-20094) GLP-1/GIP receptor agonist	–Obesity				–Initiate Phase 3 program in obesity in patients without Type 2 diabetes (fourth quarter 2026) and with Type 2 diabetes (first half 2027)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones
Baloncibart (REGN7544) Antagonist antibody to NPR1	–Postural orthostatic tachycardia syndrome ("POTS")			–Phase 2 study in sepsis-induced hypotension did not meet primary endpoint	–Report results from Phase 2 study in POTS (fourth quarter 2026)
Rapirosiran (ALN-HSD)(k) RNAi therapeutic targeting HSD17B13	–Metabolic dysfunction-associated steatohepatitis ("MASH")
ALN-CIDEB(k) RNAi therapeutic targeting CIDEB	–MASH(e)				–Present results from Phase 1/2 study (fourth quarter 2026) –Initiate Phase 3 study in MASH/metabolic dysfunction-associated steatotic liver disease ("MASLD") (fourth quarter 2026)
Pivicasiran (ALN-PNP)(k) RNAi therapeutic targeting PNPLA3	–MASH
ALN-ANG3(k) RNAi therapeutic targeting ANGPTL3	–Diabetic kidney disease
REGN13335 Antagonist antibody to PDGF-B	–Pulmonary arterial hypertension ("PAH")(c)

Neurology/Rare Diseases

Pasatru (garetosmab)(f) Antibody to Activin A			–FOP (EU)	–Approved by FDA for FOP –Reported positive 84-week data from Phase 3 study in FOP	–EC decision on Marketing Authorization Application ("MAA") for FOP (first half 2027)
Cemdisiran(k) RNAi therapeutic targeting C5		–Generalized myasthenia gravis ("gMG")(c)	–gMG (U.S. and EU)		–FDA decision on New Drug Application ("NDA") (November 2026) and EC decision on MAA (second half 2027) for gMG
Cemdisiran(k) (RNAi therapeutic targeting C5) + pozelimab(f) (antibody to C5)		–Paroxysmal nocturnal hemoglobinuria ("PNH")(c)			–Report results from Phase 3 study in PNH (fourth quarter 2026)

Clinical Program (continued)	Phase 2	Phase 3	Regulatory Review(h)	2026 Events to Date	Select Upcoming Milestones
Mibavademab(f) (REGN4461) Agonist antibody to leptin receptor ("LEPR")		–Generalized lipodystrophy(c)(d)(e) –Monogenic obesity
Nexiguran ziclumeran (nex-z)(j) TTR gene knockout using CRISPR/Cas9		–Transthyretin amyloidosis with cardiomyopathy ("ATTR-CM")(c)(m) –Hereditary transthyretin amyloidosis with polyneuropathy ("ATTRv-PN")(c)(m)		–FDA removed clinical hold on Phase 3 trials in ATTR-CM and ATTRv-PN
Otarmeni (lunsotogene parvec, formerly known as DB-OTO) AAV-based gene therapy	–Hearing loss due to variants of otoferlin ("OTOF") gene(c) (pivotal study)		–Hearing loss associated with variants in OTOF gene (EU and Japan)	–Approved by FDA for hearing loss associated with variants in OTOF gene	–EC decision on MAA for hearing loss associated with variants in OTOF gene (first half 2027)
ALN-SOD(r) RNAi therapeutic targeting SOD1	–Amyotrophic lateral sclerosis (ALS)

Note: During 2026, we and Sanofi discontinued further clinical development of itepekimab, an antibody to IL-33, in COPD, CRSwNP, and chronic rhinosinusitis without nasal polyposis ("CRSsNP"). In addition, we discontinued further clinical development of bremzalerbart-atisnolerbart (REGN5713-5715), a multi-antibody therapy to Bet v 1, in birch allergy and REGN7999, an antibody to TMPRSS6, in iron overload in beta-thalassemia.

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
(k) In-licensed from Alnylam
(l) Also studied in combination with marlotamig
(m) FDA granted Regenerative Medicine Advanced Therapy ("RMAT") designation for one or more indications
(n) Studied in combination with semaglutide with and without Pasatru (garetosmab)
(o) A Phase 2 study, sponsored by Eli Lilly, is also ongoing and testing the combination of tirzepatide and mibavademab compared with tirzepatide alone in patients with obesity
(p) Studied in combination with ubamatamab or fianlimab
(q) In-licensed from Hansoh
(r) In collaboration with Alnylam

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
U.S. Government Agreements
In April 2026, we announced agreements with the U.S. government (the "U.S. Government Agreements") pursuant to which we have agreed, among other matters, to provide certain of our products that we wholly own in the United States to the Medicaid program at prices no greater than prices determined based on benchmarking against a defined group of other developed countries ("Most-Favored-Nation Pricing"). We have also agreed to price certain future medicines in the United States at prices no greater than Most-Favored-Nation Pricing; to participate in a direct purchasing platform, TrumpRx.gov, that will allow eligible patients to purchase Praluent directly; and to provide our recently FDA-approved gene therapy Otarmeni for free in the United States. The U.S. Government Agreements further provide that Regeneron's products will not face tariffs as a result of the U.S. Department of Commerce's recent investigation under Section 232 of the Trade Expansion Act of 1962, as amended, through January 2029 so long as the Company continues its commitments to invest in manufacturing and research and development infrastructure in the United States.
Collaboration, License, and Other Agreements
Sanofi
We are party to a global collaboration with Sanofi to research, develop, and commercialize fully human monoclonal antibodies, which, as of September 30, 2026, consisted of Dupixent, Kevzara, and itepekimab. As described above, during 2026 we and Sanofi discontinued further clinical development of itepekimab.
In October 2026, the parties amended the collaboration agreement to include four additional long-acting, Regeneron-invented antibodies: (i) an antibody targeting IL-13, (ii) an antibody targeting IL-4, (iii) an antibody targeting IL-4 receptor alpha, and (iv) a bispecific antibody targeting IL-4xIL-13 (collectively, the "New Licensed Products"). As described above, REGN20423, an antibody targeting IL-13, is currently in Phase 1 clinical development, and the other three product candidates are expected to enter clinical studies in 2027. We will also have the option, on an asset-by-asset basis after completion of certain ongoing clinical trials, to include in the collaboration Sanofi's Phase 2/3 asset lunsekimig, an investigational bispecific Nanobody® VHH therapy targeting thymic stromal lymphopoietin ("TSLP") and IL-13, and another Sanofi early development product candidate. In the event we exercise our option for any such product, we will reimburse Sanofi for certain development costs related to such product.
Under the terms of the amendment, we received an up-front payment of $1.0 billion from Sanofi, and we are entitled to receive up to an additional $7.0 billion in the aggregate upon the achievement of certain development, regulatory, and sales-based milestones.
Agreed-upon development expenses incurred by the parties are shared equally. Sanofi leads commercialization activities for products under the collaboration agreement, and we have the right to co-commercialize such products on a country-by-country basis. We co-commercialize Dupixent in the United States and in certain countries outside the United States. We also supply certain commercial bulk product to Sanofi. For Dupixent and Kevzara, we and Sanofi equally share profits from sales within the United States, and share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us). Global profits from sales of New Licensed Products will be shared equally between the parties.
Bayer
We and Bayer are parties to a license and collaboration agreement for the development and commercialization of EYLEA 8 mg and EYLEA. Agreed-upon development expenses incurred by the parties are generally shared equally. We also supply commercial bulk product to Bayer. Bayer is responsible for commercialization activities outside the United States, and the companies share equally in profits from such sales.

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
For CNS programs and liver programs, under a Co-Co Collaboration Agreement, the party designated as the lead party will lead development and commercialization of the program and the parties will share profits and costs equally, subject to certain co-funding opt-outs at specified clinical trial phases or under other conditions.
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
Tessera
In January 2026, our collaboration agreement with Tessera Therapeutics, Inc. to develop and commercialize TSRA-196 (Tessera's investigational program for the treatment of alpha-1 antitrypsin deficiency ("AATD")) became effective. Tessera will lead the initial first-in-human trial, while we will lead subsequent global development and commercialization. The parties will share global development expenses and, if commercialized, any future profits or losses equally. Under the terms of the agreement, the Company made aggregate payments of $150.0 million in the first quarter of 2026, consisting of an up-front payment and the purchase of Tessera preferred stock. In addition, we are obligated to make additional payments upon achievement of certain development milestones.

Parabilis
In May 2026, we entered into a collaboration agreement with Parabilis Medicines to discover and develop multiple therapeutic candidates based on Parabilis' Helicon™ peptide platform. Under the terms of the agreement, we made a $50.0 million up-front payment and purchased $75.0 million of Parabilis common stock. We will lead development and commercialization, and Parabilis will be entitled to receive milestone payments for development, regulatory, and sales milestones, as well as tiered royalties up to low double-digits on sales. Under the terms of the agreement, additional targets may be pursued upon additional option payments made by us.
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
Results of Operations
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues	$5,115.8	$3,754.3	$13,011.9	$10,458.6
Operating expenses	3,067.6	2,727.5	9,027.3	7,760.6
Income from operations	2,048.2	1,026.8	3,984.6	2,698.0
Other income (expense)	235.9	736.5	658.5	1,489.0
Income before income taxes	2,284.1	1,763.3	4,643.1	4,187.0
Income tax expense	335.4	303.3	670.3	526.7
Net income	$1,948.7	$1,460.0	$3,972.8	$3,660.3

Net income per share - diluted	$18.45	$13.62	$37.37	$33.61

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	$ Change	2026	2025	$ Change
Net product sales:
EYLEA HD - U.S.	$698.8	$430.6	$268.2	$1,763.5	$1,130.6	$632.9
EYLEA - U.S.	399.7	680.6	(280.9)	1,285.0	2,170.9	(885.9)
Total EYLEA HD and EYLEA - U.S.	1,098.5	1,111.2	(12.7)	3,048.5	3,301.5	(253.0)
Libtayo - U.S.	395.8	219.1	176.7	1,024.5	659.4	365.1
Libtayo - ROW	154.2	146.1	8.1	453.1	367.4	85.7
Total Libtayo - Global	550.0	365.2	184.8	1,477.6	1,026.8	450.8
Praluent - U.S.	81.5	67.7	13.8	222.8	190.3	32.5
Evkeeza - U.S.	55.5	42.8	12.7	154.5	114.9	39.6
Lynozyfic - Global	19.0	0.8	18.2	46.7	0.8	45.9
Other products - Global	0.8	—	0.8	32.1	—	32.1
Total net product sales	$1,805.3	$1,587.7	$217.6	$4,982.2	$4,634.3	$347.9

Collaboration revenue:
Sanofi	$2,724.0	$1,617.0	$1,107.0	$6,503.4	$4,243.8	$2,259.6
Bayer	266.8	344.8	(78.0)	830.3	1,103.7	(273.4)
Other	9.7	6.6	3.1	21.5	12.8	8.7
Other revenue	310.0	198.2	111.8	674.5	464.0	210.5
Total revenues	$5,115.8	$3,754.3	$1,361.5	$13,011.9	$10,458.6	$2,553.3
Net Product Sales
EYLEA HD U.S. net product sales increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to higher sales volumes, partly offset by a lower net selling price.
EYLEA U.S. net product sales decreased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to lower sales volumes as a result of continued competitive pressures (as described below) and the continued transition of patients to EYLEA HD.
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
Libtayo U.S. net product sales increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to higher sales volumes.

Collaboration Revenue
Sanofi Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Regeneron's share of profits	$2,574.9	$1,455.5	$6,058.3	$3,755.7
Reimbursement for manufacturing of commercial supplies(a)	149.1	161.5	445.1	488.1
Total Sanofi collaboration revenue	$2,724.0	$1,617.0	$6,503.4	$4,243.8

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Global net product sales of Dupixent and Kevzara are recorded by Sanofi, and we and Sanofi share profits on such sales.
Regeneron's share of profits in connection with the commercialization of Dupixent and Kevzara is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Dupixent and Kevzara net product sales	$6,796.1	$5,011.0	$18,025.1	$13,289.8
Regeneron's share of collaboration profits in connection with commercialization of antibodies	$2,574.9	$1,723.6	$6,588.3	$4,400.5
Reimbursement of development expenses incurred by Sanofi in accordance with Regeneron's payment obligation(a)	—	(268.1)	(530.0)	(644.8)
Regeneron's share of profits	$2,574.9	$1,455.5	$6,058.3	$3,755.7

Regeneron's share of profits as a percentage of Dupixent and Kevzara net product sales	38%	29%	34%	28%

(a) The Sanofi development balance, which represented our obligation to reimburse Sanofi for development expenses that were previously funded by Sanofi, was fully repaid as of June 30, 2026
The increase in our share of profits for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was driven by higher profits primarily associated with an increase in Dupixent net product sales, as well as higher Sanofi collaboration revenue resulting from the full repayment of the Sanofi development balance as of the second quarter of 2026.
As described in the "Collaboration, License, and Other Agreements – Sanofi" section above, in October 2026, the parties amended the collaboration agreement. Under the terms of the agreement, we received an up-front payment of $1.0 billion from Sanofi, which will be recorded to Collaboration revenue in the fourth quarter of 2026.

Bayer Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Regeneron's share of profits	$211.5	$311.9	$678.8	$1,012.6
Reimbursement for manufacturing of commercial supplies(a)	55.3	32.9	151.5	91.1
Total Bayer collaboration revenue	$266.8	$344.8	$830.3	$1,103.7

(a) Corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing
Bayer records net product sales of EYLEA 8 mg and EYLEA outside the United States, and we and Bayer share profits on such sales.
Regeneron's share of profits in connection with commercialization of EYLEA 8 mg and EYLEA outside the United States is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
EYLEA 8 mg and EYLEA net product sales outside the United States	$642.7	$853.8	$2,037.9	$2,689.3
Regeneron's share of collaboration profit from sales outside the United States	$226.3	$328.0	$724.1	$1,061.5
Reimbursement of development expenses incurred by Bayer in accordance with Regeneron's payment obligation(a)	(14.8)	(16.1)	(45.3)	(48.9)
Regeneron's share of profits	$211.5	$311.9	$678.8	$1,012.6

Regeneron's share of profits as a percentage of EYLEA 8 mg and EYLEA net product sales outside the United States	33%	37%	33%	38%

(a) See "Collaboration, License, and Other Agreements - Bayer" above for additional details on our contingent reimbursement obligation
The decrease in our share of profits for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was driven by lower profits primarily associated with a decrease in EYLEA sales outside the United States.

Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Share of profits and royalties in connection with license and other agreements(a)	$253.2	$154.7	$510.5	$326.7
Other(b)	56.8	43.5	164.0	137.3
Total other revenue	$310.0	$198.2	$674.5	$464.0

(a) Includes royalties on sales of Novartis' Ilaris® (canakinumab) and our share of profits from Kiniksa's sales of ARCALYST
(b) Includes amounts earned in connection with manufacturing product for others; corresponding costs incurred by the Company in connection with such manufacturing is recorded within Cost of collaboration and contract manufacturing

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	$ Change	2026	2025	$ Change
Research and development(a)	$1,794.7	$1,475.0	$319.7	$4,969.8	$4,224.1	$745.7
Acquired in-process research and development	21.5	83.1	(61.6)	250.4	105.4	145.0
Selling, general, and administrative(a)	677.8	657.8	20.0	1,987.6	1,925.0	62.6
Cost of goods sold	321.7	281.0	40.7	1,055.8	822.1	233.7
Cost of collaboration and contract manufacturing(b)	251.9	240.6	11.3	763.7	694.0	69.7
Other operating (income) expense, net	—	(10.0)	10.0	—	(10.0)	10.0
Total operating expenses	$3,067.6	$2,727.5	$340.1	$9,027.3	$7,760.6	$1,266.7

(a) Includes costs incurred net of any cost reimbursements from collaborators
(b) Includes costs incurred in connection with manufacturing drug supplies for collaborators and others
Operating expenses included stock-based compensation expense of $255.8 million and $237.0 million for the three months ended September 30, 2026 and 2025, respectively, and $756.2 million and $744.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025*	$ Change	2026	2025*	$ Change
Direct research and development expenses:
Lynozyfic (linvoseltamab)	$64.2	$32.8	$31.4	$202.0	$118.1	$83.9
Cenvacibart & amrecibart	62.2	11.7	50.5	140.3	31.9	108.4
Ordspono (odronextamab)	57.9	50.1	7.8	155.9	119.1	36.8
Fianlimab	44.9	55.8	(10.9)	159.8	155.3	4.5
Itepekimab	33.8	28.1	5.7	79.2	90.9	(11.7)
Dupixent (dupilumab)	28.8	27.6	1.2	82.4	81.1	1.3
Pozelimab/cemdisiran	21.4	16.5	4.9	62.5	45.6	16.9
Libtayo (cemiplimab)	13.4	18.0	(4.6)	48.7	57.3	(8.6)
Other product candidates in clinical development and other research programs	263.0	213.7	49.3	696.7	597.4	99.3
Total direct research and development expenses	589.6	454.3	135.3	1,627.5	1,296.7	330.8

Indirect research and development expenses:
Payroll and benefits	471.9	438.3	33.6	1,416.4	1,339.5	76.9
Lab supplies and other research and development costs	76.3	67.5	8.8	207.1	192.4	14.7
Occupancy and other operating costs	175.7	166.3	9.4	528.6	479.2	49.4
Total indirect research and development expenses	723.9	672.1	51.8	2,152.1	2,011.1	141.0

Clinical manufacturing costs	507.7	381.4	126.3	1,276.6	1,028.8	247.8

Reimbursement of research and development expenses by collaborators	(26.5)	(32.8)	6.3	(86.4)	(112.5)	26.1

Total research and development expenses	$1,794.7	$1,475.0	$319.7	$4,969.8	$4,224.1	$745.7

* Certain prior year amounts have been reclassified to conform to the current year's presentation
Research and development expenses included stock-based compensation expense of $140.3 million and $125.1 million for the three months ended September 30, 2026 and 2025, respectively, and $406.2 million and $405.1 million for the nine months ended September 30, 2026 and 2025, respectively.
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

Acquired In-Process Research and Development ("IPR&D") Expenses
Acquired IPR&D expenses for the nine months ended September 30, 2026 included the premium on equity securities purchased and up-front, opt-in, and development milestone payments in connection with various collaboration and licensing agreements.
Acquired IPR&D expenses for the nine months ended September 30, 2025 included an $80.0 million up-front payment in connection with our license agreement with Hansoh Pharmaceuticals Group Company Limited.
Cost of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except gross margin on net product sales)	2026	2025	2026	2025
Cost of goods sold	$321.7	$281.0	$1,055.8	$822.1
Gross margin on net product sales(a)	82%	82%	79%	82%

(a) Gross margin on net product sales represents gross profit expressed as a percentage of total net product sales recorded by the Company. Gross profit is calculated as net product sales (see "Net Product Sales" section above) less cost of goods sold.

Gross margin on net product sales decreased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to unabsorbed manufacturing costs as a result of a temporary interruption of bulk manufacturing production at our facility in Limerick, Ireland, due to unanticipated facility repairs that commenced during the first quarter of 2026. The interruption did not impact the availability of any of our products; and, as of June 30, 2026, bulk manufacturing production had returned to normal levels.
Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Gains on marketable and other securities, net	$60.3	$577.7	$147.2	$967.6
Interest income	181.8	175.1	548.6	523.5
Other	4.4	3.0	(2.8)	29.5
Other income (expense), net	246.5	755.8	693.0	1,520.6
Interest expense	(10.6)	(19.3)	(34.5)	(31.6)
Total other income (expense)	$235.9	$736.5	$658.5	$1,489.0
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except effective tax rate)	2026	2025	2026	2025
Income tax expense	$335.4	$303.3	$670.3	$526.7
Effective tax rate	14.7%	17.2%	14.4%	12.6%
Our effective tax rate for the three and nine months ended September 30, 2026 and 2025 was positively impacted, compared to the U.S. federal statutory rate, primarily by income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate and, to a lesser extent, tax benefits from cross-border tax laws and federal tax credits for research activities, partly offset by changes in unrecognized tax benefits (which, for the nine months ended September 30, 2025, included the release of liabilities upon the settlement of an IRS audit). In addition, our effective tax rate for the three and nine months ended September 30, 2025 was negatively impacted by the enactment of the "One Big Beautiful Bill Act," including the re-measurement of our U.S. net deferred tax assets.

Liquidity and Capital Resources
Our financial condition is summarized as follows:

	September 30,		December 31,
(In millions)	2026		2025	$ Change
Financial assets:
Cash and cash equivalents	$3,659.1		$3,118.1	$541.0
Marketable securities - current	5,642.0		5,487.1	154.9
Marketable securities - noncurrent	9,557.4		10,260.6	(703.2)
	$18,858.5		$18,865.8	$(7.3)

Working capital:
Current assets	$20,795.1		$18,021.9	$2,773.2
Current liabilities	6,202.1	*	4,368.4	1,833.7
	$14,593.0		$13,653.5	$939.5

Borrowings and finance lease liabilities:
Long-term debt	$1,987.0		$1,985.9	$1.1
Finance lease liabilities	$720.0	*	$720.0	$—

* The $720.0 million related to finance lease liabilities is classified within current liabilities as of September 30, 2026
As of September 30, 2026, we also had borrowing availability of $750.0 million under a revolving credit facility.
Sources and Uses of Cash

	Nine Months Ended September 30,
(In millions)	2026	2025	$ Change
Cash flows provided by (used in):
Operating activities	$3,675.3	$3,808.2	$(132.9)
Investing activities	$(809.7)	$(849.4)	$39.7
Financing activities	$(2,317.0)	$(2,935.3)	$618.3
Cash Flows from Investing Activities
Capital expenditures for the nine months ended September 30, 2026 included costs incurred in connection with the expansion of our research and support facilities at our Tarrytown, New York corporate headquarters, as well as costs associated with the expansion of our manufacturing facilities. We expect to incur capital expenditures of $1.050 billion to $1.100 billion for the full year of 2026.
Cash Flows from Financing Activities
Share Repurchase Programs
Our board of directors has authorized share repurchase programs, including a share repurchase program for up to $3.0 billion of our Common Stock which was authorized in April 2026. The programs have no time limit and can be discontinued at any time. As of September 30, 2026, $2.157 billion remained available for share repurchases under the program.

Dividends
In each of the first, second, and third quarters of 2026, we declared a quarterly cash dividend of $0.94 per share on our Common Stock and Class A Stock. Each quarterly dividend was paid to our shareholders in the quarter in which the dividend was declared.
Additionally, in October 2026, we declared a cash dividend of $0.94 per share on our Common Stock and Class A Stock. The dividend will be payable on December 3, 2026 to our shareholders of record as of November 20, 2026.
Critical Accounting Estimates
A summary of critical accounting estimates is presented in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026). There have been no material changes to critical accounting estimates during the nine months ended September 30, 2026.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Condensed Consolidated Financial Statements included in this report for a description of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026). There have been no material changes to our market risks or to our management of such risks as of September 30, 2026.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are substantially dependent on revenues derived from net product sales of EYLEA HD and EYLEA. Net product sales of these products have historically represented a substantial portion of our revenues, and we expect net sales of these products to continue to be a significant contributor to our revenues and operating results, with an increasing dependence on EYLEA HD relative to our historical dependence on EYLEA. For the nine months ended September 30, 2026 and 2025, our aggregate EYLEA HD and EYLEA net product sales in the United States represented 23% and 32% of our total revenues, respectively. For the nine months ended September 30, 2026, EYLEA HD U.S. net product sales represented 58% of our aggregate EYLEA HD and EYLEA U.S. net product sales. If we experience difficulty with the commercialization of EYLEA HD or EYLEA in the United States or if Bayer experiences any difficulty with the commercialization of EYLEA HD or EYLEA outside the United States beyond what has been experienced to date as described below, if EYLEA HD net product sales do not sufficiently offset any sustained decline of EYLEA net product sales in or outside the United States, or if we and Bayer are unable to maintain or obtain marketing approvals of these products (as applicable), we may experience a reduction in revenue and may not be able to stay profitable at the levels we previously achieved or at all, and our business, prospects, operating results, and financial condition may be materially harmed.
Commercialization of EYLEA HD and EYLEA in the United States and elsewhere is subject to significant competition (as described further below under "The commercial success of our products and product candidates is subject to significant competition"), which we expect to continue to increase in the future. For each of the three and nine months ended September 30, 2026, EYLEA U.S. net product sales declined by 41% compared to the corresponding periods in 2025 as a result of competitive pressures and other factors described under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations." Following the expiration of the U.S. regulatory exclusivity period for EYLEA in May 2024, several biosimilar versions of EYLEA have been approved by the FDA, and some of these products have launched in the United States. EYLEA and/or EYLEA HD net product sales recorded by us are likely to continue to be negatively impacted by biosimilar competition in the United States, including competition from additional biosimilar versions of EYLEA expected to launch in the United States in the near future, which may have a material adverse impact on our results of operations. In addition, we expect that competition for EYLEA and/or EYLEA HD outside the United States will continue to increase as biosimilar versions of EYLEA (including those already approved but not yet launched) are brought to market in additional countries and if biosimilar versions of EYLEA HD are approved and launched, which may continue to negatively impact the amount of collaboration revenue we earn from Bayer. Payor preferences for biosimilar products outside the United States may exacerbate this risk. While the FDA recently approved EYLEA HD for the treatment of RVO and for additional dosing regimens and we continue to work toward FDA approval of the EYLEA HD pre-filled syringe as discussed under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Additional Information - Clinical Development Programs - EYLEA HD," there can be no assurance that these enhancements (including potential FDA approval of the EYLEA HD pre-filled syringe) will help accelerate any potential future growth of EYLEA HD net product sales. The degree to which EYLEA HD net product sales may offset further potential decreases in EYLEA net product sales, resulting from the factors discussed above or otherwise, is uncertain.
We also are substantially dependent on our share of profits from the commercialization of Dupixent under our collaboration with Sanofi (the "Antibody Collaboration"). For the nine months ended September 30, 2026 and 2025, Sanofi collaboration revenue (most of which is attributable to our share of profits from the commercialization of Dupixent) represented 50% and 41% of our total revenues, respectively. If we or Sanofi were to experience any difficulty with the commercialization of Dupixent or if we or Sanofi are unable to maintain current marketing approvals of Dupixent, we may experience a reduction in revenue and our business, prospects, operating results, and financial condition may be materially harmed.
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
•the outcome of the pending proceedings relating to our products (described further in Note 12 to our Condensed Consolidated Financial Statements included in this report), as well as other risks relating to our marketed products and product candidates associated with intellectual property of other parties and pending or future litigation relating thereto (as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below);
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
In April 2026, in response to the May 2025 executive order described above and a related letter that we and certain other pharmaceutical companies received from President Trump, we entered into the U.S. Government Agreements, pursuant to which we have agreed, among other matters, to provide certain of our products that we wholly own in the United States to the Medicaid program, and to price certain future medicines in the United States, at prices no greater than Most-Favored-Nation Pricing. The U.S. Government Agreements further provide that Regeneron's products will not face tariffs as a result of the investigation under Section 232 of the Trade Expansion Act of 1962, as amended ("Section 232"), through January 2029 so long as the Company continues its commitments to invest in manufacturing and research and development infrastructure in the United States. The U.S. Government Agreements will likely result, and any potential future agreements with government entities could also result, in reduced prices and reimbursement for certain of our current and future marketed products and may impact our results of operations. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – U.S. Government Agreements."
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
EYLEA HD and EYLEA. EYLEA HD and EYLEA face significant competition in the marketplace. For example, each of EYLEA HD and EYLEA competes in one or more of its approved indications with other VEGF inhibitors. These include Genentech/Roche's Vabysmo® (faricimab-svoa) and Susvimo® (ranibizumab ocular implant); Novartis and Genentech/Roche's Lucentis® (ranibizumab); Novartis' Beovu® (brolucizumab); and a biosimilar version of Lucentis commercialized in the United States by Harrow, Inc. In addition, biosimilar versions of EYLEA have been approved and/or launched both in and outside the United States, including Amgen's Pavblu™ (aflibercept-ayyh) and Biocon's Yesafili™ (aflibercept-jbvf) in the United States. We are aware of several other companies developing biosimilar versions of EYLEA, EYLEA HD, and/or other approved anti-VEGF treatments. We expect that biosimilar competition for EYLEA will continue to increase as additional biosimilar versions of EYLEA are launched in the United States and other countries, the timing of which will depend on, among other factors, the outcome of the pending patent litigation proceedings and the settlement terms of the previously pending litigation proceedings (including those described in Note 12 to our Condensed Consolidated Financial Statements included in this report) and the expiration of the patents protecting EYLEA (including those set forth under Part I - Item 1. "Business - Patents, Trademarks, and Trade Secrets" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (filed February 4, 2026)). Ophthalmologists are also using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, bevacizumab, for the treatment of certain of EYLEA HD's and EYLEA's respective indications, and we are aware of another company with an ophthalmic formulation of such product that has been approved in the United States and the EU. In DME and RVO, EYLEA HD and EYLEA also compete with intravitreal implants of corticosteroids. We are also aware of a number of companies working on the development of product candidates and extended delivery devices for the potential treatment of one or more of EYLEA HD's and EYLEA's respective indications, including those that act by blocking VEGF and VEGF receptors (including therapies designed to extend the treatment interval) and/or other targets. Other potentially competitive products in development include products for use in combination with EYLEA and/or other anti-VEGF treatments, small-molecule tyrosine kinase inhibitors, gene therapies, conjugated antibodies, and other eye-drop formulations, devices, and oral therapies. There also is a risk that third parties repackage ZALTRAP for off-label use and sale for the treatment of diseases of the eye, even though ZALTRAP has not been manufactured and formulated for use in intravitreal injections. We are aware of claims by third parties, including those based on published clinical data, alleging that ZALTRAP may be safely administered to the eye.
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
Dupixent. The market for Dupixent's current and potential future indications is also increasingly competitive. There are systemic JAK inhibitors and antibodies against IL-13 and IL-4Ra approved or in development for atopic dermatitis. There is also an antibody against IL-31R approved for atopic dermatitis and prurigo nodularis. In addition, a number of companies are developing therapeutics against other targets, including IL-2 receptor agonists, that may compete with Dupixent in atopic dermatitis. In asthma, competitors to Dupixent include antibodies against the IL-5 ligand or the IL-5 receptor, immunoglobulin E, or TSLP; and some of these antibodies are either approved or in development for indications that also compete or may compete in the future with Dupixent in CRSwNP, EoE, COPD, and CSU where approved. There are several other potentially competitive products in development that may compete with Dupixent in atopic dermatitis, asthma, COPD, and potential future indications, including an antibody against IL-33, half-life extended antibodies against IL-13 and TSLP, STAT6 oral small molecules, and multispecific antibodies against IL-13 and TSLP, with and without IL-4. Dupixent also faces competition from a Bruton tyrosine kinase inhibitor in CSU and may in the future face competition from inhaled products in asthma, COPD, and potential future indications.
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
Other marketed products. There is significant actual and potential future competition for other products marketed or otherwise commercialized by us and/or our collaborators or licensees under our collaboration or license agreements with them. For example, Lynozyfic faces significant actual and potential future competition from other bispecific antibodies and CAR-T cell therapies targeting BCMA, GPRC5D, and/or other targets that are currently approved or in development for the treatment of relapsed/refractory multiple myeloma. In addition, there are several companies that are marketing and/or developing antibodies or other molecules (such as small interfering RNA molecules, or siRNAs, and oral small molecules) against PCSK9, ANGPTL3 and IL-6 and/or IL-6R, which currently (or, for product candidates in development, may in the future if approved) treat the same conditions as Praluent, Evkeeza, and Kevzara, respectively. In addition, our products or product candidates, including our collaborated or licensed products or product candidates, may face additional competition from products or product candidates of our collaborators or licensees, depending on the terms of the applicable agreements.
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
In addition, under the terms of our Antibody Collaboration, we and Sanofi co-commercialize Dupixent in the United States and, as further discussed below, certain jurisdictions outside the United States. As a result, we rely in part on Sanofi's sales and marketing organization for Dupixent. If we and Sanofi fail to coordinate our sales and marketing efforts effectively, sales of Dupixent may be materially adversely affected. Sanofi also maintains other important responsibilities relating to Dupixent. For example, Sanofi records product sales for Dupixent in the United States and leads negotiations with payors relating to this product. We also rely on Sanofi for sales, marketing, and distribution of Dupixent in many countries outside the United States. While we exercised our option under the Antibody Collaboration to co-commercialize Dupixent in certain jurisdictions outside the United States, we continue to rely in considerable part on Sanofi's sales and marketing organization in such jurisdictions. Sanofi also leads or will lead the commercialization efforts for the other products and product candidates subject to the Antibody Collaboration, which now includes four new product candidates pursuant to the recent amendment to the Antibody Collaboration discussed under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Collaboration, License, and Other Agreements – Sanofi."
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
We sell our marketed products for which we record net product sales in the United States to several distributors and specialty pharmacies, as applicable (collectively, "distributor customers"), which generally sell the product directly to healthcare providers or other pharmacies (as applicable). For each of the nine months ended September 30, 2026 and 2025, our product sales to two distributor customers accounted on a combined basis for 77% of our total gross product revenue. We expect significant distributor customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of our products will depend, in part, on the extent to which our distributor customers are able to provide adequate distribution of our products to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these distributor customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large distributor customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations. Commercialization of any of our marketed products may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and PBMs, or further consolidation among the healthcare providers served or operated by our distributor customers if, for example, one or more consolidated groups of healthcare providers determines not to use (or decides to switch from) such marketed product in favor of a competing product. See also "The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above.
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
In some jurisdictions such as the EU, initiating Phase 3 clinical trials and clinical trials in the pediatric population is subject to a requirement to obtain approval or a waiver from the competent authorities of the EU Member States and/or the European Medicines Agency. If we do not obtain such approval, our ability to conduct clinical trials and obtain marketing authorizations or approvals may be severely impaired and our business may be adversely impacted.
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
In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic, or device. The determination of whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. Although a single marketing application is generally sufficient for the approval, clearance, or licensure of a combination product, the FDA may determine that separate marketing applications are necessary. In addition, submitting separate marketing applications may be necessary to receive some benefit that accrues only from approval under a particular type of application. This could significantly increase the resources and time required to bring a particular combination product to market.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements and other means. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it could help our competitors and adversely affect our business. Our ability to protect our trade secrets may be impaired by a number of risks and uncertainties, including those discussed under "Other Regulatory and Litigation Risks - The use of social media platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage," "Other Regulatory and Litigation Risks - There are inherent risks related to our increasing use of artificial intelligence-based solutions," and "Other Risks Related to Our Business - Significant disruptions of information technology systems or breaches of data security could adversely affect our business" below. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our Company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Certain of our U.S. patents (including those pertaining to our key products, such as EYLEA HD and EYLEA) have been and may in the future be challenged by parties who file a request for post-grant review or inter partes review under the America Invents Act of 2011 or ex parte reexamination. For example, in March 2026, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the "USPTO") instituted a post-grant review of U.S. Patent No. 12,168,036 relating to EYLEA HD (see Note 12 to our Condensed Consolidated Financial Statements included in this report for additional information). Post-grant proceedings are increasingly common in the United States and are costly to defend. In addition, patent applications filed outside the United States may be challenged by other parties, for example, by filing pre-grant third-party observations that argue against patentability or a post-grant opposition. Similarly, such opposition proceedings are increasingly common in Europe and are costly to defend. For example, certain of our European patents, including those pertaining to EYLEA HD, EYLEA, and Dupixent, are subject to opposition proceedings before the European Patent Office (the "EPO") and/or patent offices of various European countries (see Note 12 to our Condensed Consolidated Financial Statements included in this report for additional information). We have pending patent applications in the USPTO, the EPO, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors.

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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we are currently party to patent infringement and other proceedings relating to EYLEA and EYLEA HD, as described in Note 12 to our Condensed Consolidated Financial Statements included in this report.
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
The increased likelihood of generic and biosimilar competition has exacerbated the risk of loss of innovators' market exclusivity. It is also not possible to predict changes in U.S. regulatory law that might reduce drug or biological product regulatory exclusivity and/or requirements to demonstrate biosimilarity. Due to this risk, and uncertainties regarding patent protection, the length of market exclusivity for any particular product we currently or may in the future commercialize is inherently uncertain. Biosimilar versions of EYLEA have been recently approved and/or launched in the United States, EU, and other jurisdictions, with additional biosimilar versions of EYLEA and/or EYLEA HD in development, as discussed further under "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - The commercial success of our products and product candidates is subject to significant competition - Marketed Products" above. As EYLEA biosimilars have been launched in the United States following the expiration of the U.S. regulatory exclusivity period for EYLEA (i.e., the period during which no biosimilar product could be approved by the FDA) in May 2024, EYLEA no longer has U.S. market exclusivity. Similarly, as EYLEA biosimilars have also been launched in certain jurisdictions outside the United States, EYLEA no longer has market exclusivity in those jurisdictions. In addition, as EYLEA HD does not benefit from regulatory exclusivity in the United States, market exclusivity for EYLEA HD in the United States is based solely on our patent rights pertaining to this product (which are subject to the risks and uncertainties discussed above under "If we cannot protect the confidentiality of our trade secrets, or our patents or other means of defending our intellectual property are insufficient to protect our proprietary rights, our business and competitive position will be harmed."). Any future loss of market exclusivity for a product would likely negatively affect revenues from product sales of that product and thus our financial results and condition and could have a material negative impact on our business.
Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could adversely affect our ability to commercialize our marketed products and, if approved, our product candidates and to advance our clinical pipeline.
We have large-scale manufacturing operations in Rensselaer, New York and Limerick, Ireland. Manufacturing facilities operated by us and by third-party contract manufacturers engaged by us would be inadequate to produce the active pharmaceutical ingredients of our current marketed products and our product candidates in sufficient clinical quantities if our clinical pipeline advances as planned or if there is greater demand than currently expected for our marketed products. In addition to expanding our internal capacity, we intend to continue to rely on our collaborators and/or contract manufacturers to produce commercial quantities of drug material needed for commercialization of our products. As we increase our production in anticipation of potential regulatory approval for our product candidates, our current manufacturing capacity will likely not be sufficient, and our dependence on our collaborators and/or contract manufacturers may increase, to produce adequate quantities of drug material for both commercial and clinical purposes. The COVID-19 pandemic exacerbated, and this or other public health outbreaks, epidemics, or pandemics may in the future further exacerbate, certain of these risks. For example, the impact of having to prioritize certain manufacturing-related resources for our COVID-19 monoclonal antibodies included, among other things, drawing down inventory safety stock levels for certain of our other products. Depending on the demand for our products and other relevant factors, we may not be able to replenish our inventory safety stock to the levels we deem prudent or supply our products and product candidates in sufficient quantities to satisfy our commercial and development needs. We also currently rely entirely on other parties (such as contract manufacturers) and our collaborators for filling and finishing services, and expect to increase our reliance on other parties and/or our collaborators for bulk product manufacturing in the future. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We depend on the parties we have engaged for these purposes to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with our collaborators, contract manufacturers, warehouses, shipping, testing laboratories, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
Certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of public health outbreaks, epidemics, or pandemics or other geopolitical developments, such as the armed conflicts between Russia and Ukraine and in the Middle East). Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or the BIOSECURE Act that was enacted into law in 2025. See also "Other Regulatory and Litigation Risks - We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition" below. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates or advance our or our collaborators' preclinical research or clinical development programs, which could materially and adversely affect our business and future prospects.
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
We and our collaborators, contract manufacturers, and other third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending the relevant application(s) relating to our products or product candidates to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facilities in Rensselaer, New York and Limerick, Ireland, there are increased risks associated with cGMP compliance. In recent years, the FDA issued CRLs to multiple companies (including us, as further discussed in this report or previously disclosed) citing unresolved inspection findings at third-party manufacturers, which prevented the timely approval of such companies' marketing applications. Our inability, or the inability of our collaborators, contract manufacturers, and third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance has in the past required us, and could in the future require us, to engage in lengthy and expensive remediation efforts, identify and onboard new service providers, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of our collaborators, contract manufacturers, or other third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition. In recent years, we have received several CRLs from the FDA for regulatory submissions concerning our products or product candidates due to the FDA's findings from inspections at third-party manufacturers responsible for filling drug product, as discussed above under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug and biological products is costly, time-consuming, and highly uncertain. If we or our collaborators do not maintain regulatory approval for our marketed products, or obtain regulatory approval for our product candidates, we will not be able to market or sell them; and if we do not obtain approvals for new indications for our marketed products, we may not be able to realize the full commercial potential of such products. Any of the foregoing may materially and negatively impact our business, prospects, operating results, and financial condition." Significant noncompliance with the requirements discussed in this paragraph could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
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
In particular, our business activities outside the United States (which have recently expanded and continue to expand due to, in part, our efforts to establish further commercialization capabilities in certain jurisdictions outside the United States) are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to expand internationally, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
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
We have large-scale manufacturing operations in Limerick, Ireland and have also established offices in the United Kingdom, Germany, Japan, and other countries outside the United States. Changes impacting our ability to conduct business in those countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.
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
In 2025, the U.S. administration imposed an array of tariffs under the International Emergency Economic Powers Act ("IEEPA"). In July 2025, the United States and the EU announced the framework of a trade agreement that generally imposes a 15% tariff on imports from the EU. Under this agreement, pharmaceutical products would not be subject to any future duties under Section 232 in excess of this 15% rate. IEEPA tariffs prompted retaliatory measures from several countries.
On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not confer the authority to impose tariffs. In response, the U.S. administration ceased collecting these duties and, on February 24, 2026, imposed a temporary 10% surcharge on imports from all trading partners under Section 122 of the Trade Act of 1974 ("Section 122"). This surcharge expired on July 24, 2026.
In addition, in April 2026, the United States announced new tariffs on imports of patented pharmaceuticals and associated pharmaceutical ingredients under Section 232, which became effective for those companies that had not entered into a qualifying agreement with the U.S. government by September 29, 2026. The Section 232 tariffs create a tiered structure with multiple rates depending on the country of origin, the importing company's status concerning onshoring and pricing agreements, and the nature of the product. As discussed under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – U.S. Government Agreements," we have entered into the U.S. Government Agreements and thus have exemptions from the Section 232 tariffs through January 2029, subject to certain conditions.
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
Outside the United States, we have operations and conduct business in several countries and have been significantly expanding the scope of these activities in those and/or additional countries, as discussed above under "Risks associated with our operations outside the United States could adversely affect our business." We also conduct clinical trials in these and many other countries around the world. These activities subject us to additional data protection authority oversight and require us to comply with stringent local and regional data privacy laws. Such laws include the EU's General Data Protection Regulation ("GDPR"), which has a wide range of compliance obligations relating to the processing and protection of personal data. Violations of the GDPR carry significant financial penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to file complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Many other jurisdictions outside the United States have adopted and continue to adopt varying privacy and data protection legislation, the continued emergence of which has increased the costs and complexity of compliance.
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
We rely on support from Sanofi to develop, manufacture, and commercialize certain of our products and product candidates under the Antibody Collaboration. We expect this reliance to continue for the foreseeable future following the recent amendment to the Antibody Collaboration to add four new product candidates to the Antibody Collaboration, as discussed under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Collaboration, License, and Other Agreements – Sanofi." Under the Antibody Collaboration, agreed-upon development costs incurred with respect to the products and product candidates covered thereby are shared equally. In addition, we rely on Sanofi to assist with or lead clinical development efforts, assist with or lead efforts to obtain and maintain regulatory approvals, and lead the commercialization efforts for these products and product candidates.
If Sanofi terminates the Antibody Collaboration or fails to comply with its obligations thereunder, our business, prospects, operating results, and financial condition may be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our development efforts or cut back on such activities. If Sanofi does not perform its obligations with respect to the products and product candidates subject to the Antibody Collaboration, our ability to develop, manufacture, and commercialize these products and product candidates may be adversely affected. While we have some commercial presence outside the United States, our commercial capabilities outside the United States are still limited and would need to be further developed or outsourced for products commercialized under our Antibody Collaboration (see also "Risks Related to Commercialization of Our Marketed Products, Product Candidates, and New Indications for Our Marketed Products - If we are unable to maintain or establish sufficient commercial capabilities outside the United States for products we currently commercialize or co-commercialize, or intend to commercialize or co-commercialize in the future, outside the United States, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Antibody Collaboration may create substantial new and additional risks to the successful development and commercialization of the products and product candidates subject to the Antibody Collaboration, particularly outside the United States.
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
We have certain indebtedness and contingent liabilities, including milestone and royalty payment obligations. As of September 30, 2026, we had an aggregate of $2.707 billion of outstanding indebtedness under our senior unsecured notes and the lease financing facility. We may also incur additional debt in the future. Any such indebtedness could:
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
As of September 30, 2026, we had $3.659 billion in cash and cash equivalents and $16.014 billion in marketable and other securities, as further described in Note 5 and Note 6 to our Condensed Consolidated Financial Statements included in this report. Our investments consist primarily of debt securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests by the applicable issuer. If any of our investments suffer market price declines, such declines may have an adverse effect on our financial condition and operating results.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2026, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 31.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2026. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
There can be no assurance that we will continue to repurchase shares of our Common Stock or continue to declare cash dividends.
In April 2026, our board of directors authorized a share repurchase program to repurchase up to $3.0 billion of our Common Stock (of which $2.157 billion remained available as of September 30, 2026). In 2025, our board of directors also initiated a quarterly cash dividend program. Any future share repurchases, share repurchase program authorizations, or dividend declarations will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our Common Stock on the Nasdaq Global Select Market, and other factors that we may deem relevant. Our share repurchases and dividend payments may change from time to time, and we can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, in particular amounts, or at all, or that we will maintain or increase our quarterly cash dividend payments or declare future cash dividends. A reduction in our share repurchases or reduction in, or elimination of, our quarterly cash dividend payments could have an adverse effect on our stock price.
Our existing shareholders may be able to exert substantial influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2026, holders of Class A Stock held 15.2% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to substantially influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2026:
•our current executive officers and directors beneficially owned 5.2% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of September 30, 2026, and 17.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options and release of all restricted stock units held by such persons which are exercisable or releasable within 60 days of September 30, 2026; and

•our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 31.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2026. In addition, these five shareholders plus our Chief Executive Officer held approximately 40.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2026.
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
The table below reflects shares of Common Stock we repurchased under our share repurchase programs, as well as Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans, during the three months ended September 30, 2026. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of our share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (In millions)
7/1/2026–7/31/2026	569,723	661.91	569,723	$2,157.1
9/1/2026–9/30/2026	5,340	802.50	—	$2,157.1
Total(a)	575,063		569,723

(a) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs relates to Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock granted under one of our long-term incentive plans

Item 5. Other Information
During the three months ended September 30, 2026, no director or executive officer adopted, modified, or terminated any trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits
(a)     Exhibits

Exhibit Number	Description
10.1
Award agreement and related notice of grant in connection with the 2026 grant of performance restricted stock units (the "2026 PSUs") to Leonard S. Schleifer, M.D., Ph.D. (Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc. (the "Registrant"), filed September 30, 2026.)

10.2
Award agreement and related notice of grant in connection with the grant of the 2026 PSUs to George D. Yancopoulos, M.D., Ph.D. (Incorporated by reference from the Form 8-K for the Registrant, filed September 30, 2026.)

10.3*	Form of restricted stock purchase agreement in connection with the grant of equity in Three Sevens Holding Corp. to each of Leonard S. Schleifer, M.D., Ph.D. and George D. Yancopoulos, M.D., Ph.D.
10.4**	Sixth Amendment to Amended and Restated License and Collaboration Agreement, dated as of October 1, 2026, by and between the Registrant, Sanofi Biotechnology SAS, and Sanofi.
19.1	Insider Trading Policy.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) the Registrant's Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) the Registrant's Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iii) the Registrant's Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (iv) the Registrant's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) the notes to the Registrant's Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

REGENERON PHARMACEUTICALS, INC.

Date:	October 30, 2026	By:	/s/ Christopher Fenimore

Christopher Fenimore
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)